Form 10-K
period 2012-12-31
QVC INC
filed 2013-02-28
CIK 1254699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 333-184501
QVC, Inc.
(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	23-2414041 (I.R.S. Employer Identification Number)

1200 Wilson Drive West Chester, Pennsylvania (Address of principal executive offices)	19380 (Zip Code)
Registrant's telephone number, including area code: (484) 701-1000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
None of the voting stock of the registrant is held by a non-affiliate of the registrant. There is no publicly traded market for any class of voting stock of the registrant. There is one holder of record of our equity, Liberty Interactive Corporation.
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)A AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION I(2)

QVC, Inc.
2012 ANNUAL REPORT ON FORM 10‑K

Table of Contents

	Part I	Page

Item 1.	Business	I‑1
Item 1A.	Risk Factors	I-10
Item 1B.	Unresolved Staff Comments	I-20
Item 2.	Properties	I-20
Item 3.	Legal Proceedings	I-21
Item 4.	Mine Safety Disclosures	I-21

Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	II‑1
Item 6.	Selected Financial Data	II‑1
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	II‑1
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	II‑12
Item 8.	Financial Statements and Supplementary Data	II‑13
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	II‑13
Item 9A.	Controls and Procedures	II‑13
Item 9B.	Other Information	II‑14

Part III
	Items 10, 11, 12, 13 and 14 are omitted per General Instructions I(1)(a) and (b) of Form 10-K	III‑1

Part IV
Item 15.	Exhibits and Financial Statement Schedules	IV‑1

PART I

Item 1. Business
Overview
QVC, Inc. markets and sells a wide variety of consumer products primarily through live televised shopping programs distributed to approximately 214 million worldwide households each day and via our websites and other interactive media, including QVC.com (unless otherwise indicated or required by the context, the terms "we," "our," "us," the Company," and "QVC" refer to QVC, Inc. and its consolidated subsidiaries). We believe we are the global leader in television retailing and a leading multimedia retailer, with operations based in the U.S., Japan, Germany, the United Kingdom and Italy. Additionally, we have a 49% interest in a retailing joint venture in China, which operates through a television shopping channel. The joint venture is accounted for as an equity investment. Our name, QVC, stands for "Quality, Value and Convenience," which is what we strive to deliver to our customers. Our operating strategy is to create a premier multimedia lifestyle brand and shopping destination for our customers, further penetrate our core customer base and expand internationally to drive revenue and profitability. For the year ended December 31, 2012, approximately 91% of our worldwide net revenue was from repeat and reactivated customers (i.e., customers who made a purchase from us during the prior twelve months and customers who previously made a purchase from us but not during the prior twelve months, respectively). In the same period, we attracted approximately 3.1 million new customers. Our global e-commerce operation comprised $2.9 billion, or 34%, of our consolidated net revenue for the year ended December 31, 2012.
We market our products in an engaging, entertaining format primarily through live television programs and interactive features on our websites. In the U.S., we distribute our programming live 24 hours per day, 364 days per year and present on average almost 1,000 products every week. Internationally, we distribute live programming 17 to 24 hours per day, depending on the market. We classify our products into four groups: home (including electronics), accessories (including beauty products), apparel and jewelry. It is our product sourcing team's mission to research and locate compelling and differentiated products from manufacturers who have sufficient scale to meet anticipated demand. We offer many QVC-exclusive products, as well as popular brand name and lesser known products available from other retailers. Many of our products are endorsed by celebrities, designers and other well-known personalities who often join our presenters to personally promote their products and provide lead-in publicity on their own television shows. We believe that our ability to demonstrate product features and present “faces and places” differentiates and defines the QVC shopping experience. We closely monitor customer demand and our product mix to remain well-positioned and relevant in popular and growing retail segments, which we believe is a significant competitive advantage relative to competitors who operate bricks-and-mortar stores.
Since our inception, we have shipped over 1.5 billion packages in the U.S. alone. We operate eight distribution centers and eight call centers worldwide and are able to ship approximately 92% of our orders within 48 hours of order placement. In 2012, our work force of approximately 17,000 employees handled approximately 171 million customer calls, shipped over 166 million units globally and served approximately 11.5 million customers. We believe our long-term relationships with major U.S. television distributors, including cable operators (e.g., Comcast and Time Warner Cable), satellite television providers (e.g., DISH Network and DIRECTV) and telecommunications companies (e.g., Verizon and AT&T), provide us with broad distribution, favorable channel positioning and significant competitive advantages. We believe that our significant market share, brand awareness, outstanding customer service, repeat customer base, international reach and scalable infrastructure distinguish us from our competitors.
History
QVC was founded on June 13, 1986 by Joseph Segel. Our first U.S. live broadcast took place at 7:30 PM ET on November 24 of that year, reaching 7.6 million TV homes. Initially broadcast live from 7:30 PM ET until midnight each weekday and all day Saturdays and Sundays, the channel extended its live U.S. programming to 24 hours per day in January 1987.
On February 2, 1995, Comcast purchased a majority shareholding in QVC, taking control of the Company.  In July 2003, Comcast sold its majority share to Liberty Interactive Corporation ("Liberty", formerly known as Liberty Media Corporation).
Please see "QVC-U.S." and "International operations" below for information on the development of our U.S. and international businesses.

QuickLinks -- Click here to rapidly navigate through this document

QVC-U.S.
Our live televised shopping programs are distributed nationally, 24 hours per day, 364 days per year, to approximately 98% of television households, defined as households subscribing to services offered by television distributors. QVC-U.S. programming is also available on QVC.com, our U.S. website, mobile applications and via streaming video. QVC-U.S., including QVC.com, contributed $5.6 billion, or 65.6%, of consolidated net revenue for the year ended December 31, 2012.
We have established QVC-U.S. as the televised shopping leader after building a track record of outstanding quality and customer service, establishing favorable channel positioning and generating repeat business from our core customer base. We estimate our share of the U.S. televised shopping revenue in 2012, among QVC-U.S. and its two primary televised shopping competitors HSN and ShopNBC, to be approximately two-thirds. We believe QVC-U.S. also compares favorably in terms of sales to general, non-television based retailers due to our extensive customer reach and efficient cost structure.
QVC.com, launched in 1996, complements our televised shopping programs by allowing consumers to purchase a wide assortment of goods offered on our televised programs, as well as other products that are available only on QVC.com. We view e-commerce as a natural extension of our business, allowing us to stream live video and offer on-demand video segments of items recently presented live on our televised programs. QVC.com allows shoppers to browse, research, compare and perform targeted searches for products, control the order-entry process and conveniently access their QVC account. For the year ended December 31, 2012, QVC.com generated net revenue of $2.2 billion, or 40.1% of our total U.S. net revenue. For the year ended December 31, 2012, approximately 77% of our new U.S. customers made their first purchase through QVC.com.
The table below illustrates QVC.com's growth since 2010:

	Years ended December 31,
(dollars in millions)	2010	2011	2012
QVC.com net revenue	$1,728	1,993	2,239
Total U.S. net revenue	5,241	5,412	5,585
QVC.com % of total U.S. net revenue	33.0%	36.8%	40.1%
International operations
Our televised shopping programs reached approximately 115 million television households outside of the U.S., primarily in Japan, Germany, the United Kingdom and Italy. In addition, our joint venture in China reached approximately 48 million homes. The programming created for most of these markets is also available via streaming video on our international websites located in each market. Our international businesses each employ product sourcing teams who select products tailored to the interests of each local market. For the year ended December 31, 2012, our international operations generated $2.9 billion of consolidated net revenue and $536 million of Adjusted OIBDA, and our international websites generated $696 million, or 23.8%, of our total international net revenue.
QVC-Japan. We own 60% of QVC-Japan through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan launched in April 2001 and generated positive Adjusted OIBDA in its third year of operation. QVC-Japan broadcasts 24 hours of live programming each day and reaches approximately 26 million total households. For the twelve months ended December 31, 2012, QVC-Japan produced $1,247 million in net revenue, which was 14.6% of our consolidated net revenue.
QVC-Germany. QVC-Germany went on air in December 1996 and generated positive Adjusted OIBDA in its seventh year of operation. QVC-Germany broadcasts 24 hours of live programming each day and reaches approximately 41 million total households which are located in both Germany and Austria. For the twelve months ended December 31, 2012, QVC-Germany produced $956 million in net revenue, which was 11.2% of our consolidated net revenue.
QVC-United Kingdom. QVC-U.K. went on air in October 1993 and generated positive Adjusted OIBDA in its fifth year of operation. QVC-U.K. broadcasts 17 hours of live programming each day and reaches approximately 26 million total households which are located in both the United Kingdom and the Republic of Ireland. For the twelve months ended December 31, 2012, QVC-U.K. produced $641 million in net revenue, which was 7.5% of our consolidated net revenue.

QuickLinks -- Click here to rapidly navigate through this document

QVC-Italy. QVC-Italy went on air in October 2010 and is currently in its third year of operation. QVC's shopping program in Italy reaches approximately 22 million households and is broadcast live 17 hours a day on satellite and public television and an additional 7 hours a day of taped general interest programming on satellite television. For the twelve months ended December 31, 2012, QVC-Italy produced $87 million in net revenue, which was 1.1% of our consolidated net revenue.
China Joint Venture. On July 4, 2012, we entered into a joint venture with Beijing-based China Broadcasting Corporation, a limited liability company owned by China National Radio (“CNR”), China's government-owned radio division. The joint venture, CNR Home Shopping Co., Ltd. (“CNRS”), is owned 49% by QVC and 51% by CNR through subsidiaries of each company. CNRS operates a retailing business in China through a shopping television channel with an associated website. This joint venture is expected to combine CNRS's existing knowledge of the digital shopping market and consumers in China with QVC's global experience and know-how in multimedia retailing.
Adjusted Operating Income before Depreciation and Amortization (Adjusted OIBDA)
QVC defines Adjusted OIBDA as net revenue less cost of goods sold, operating expenses and selling, general and administrative expenses (excluding stock compensation). QVC's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate the businesses and make decisions about allocating resources among the businesses. QVC believes that this is an important indicator of the operational strength and performance of the businesses, including the ability to service debt and fund capital expenditures. In addition, this measure allows QVC to view operating results, perform analytical comparisons and perform benchmarking among its businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation, amortization and stock compensation that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.
The primary material limitations associated with the use of Adjusted OIBDA as compared to GAAP results are (i) it may not be comparable to similarly titled measures used by other companies in the industry, and (ii) it excludes financial information that some may consider important in evaluating QVC's performance. QVC compensates for these limitations by providing disclosure of the difference between Adjusted OIBDA and GAAP results, including providing a reconciliation of Adjusted OIBDA to GAAP results, to enable investors to perform their own analysis of QVC's operating results. Refer to note 17 to the accompanying consolidated financial statements for a reconciliation of Adjusted OIBDA to Income before income taxes.
Operating segments
We have identified five reportable operating segments, which correspond to the geographic areas in which we have operations. As such, our five reportable segments are QVC-U.S., QVC-Japan, QVC-Germany, QVC-U.K. and QVC-Italy. For financial information about our operating segments and corresponding geographic areas, please refer to note 17 to our audited consolidated financial statements, as well as to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," each of which are included elsewhere in this document.
Merchandise
We believe that our ability to combine product and programming helps us create competitive advantages over traditional bricks-and-mortar and internet retailers. We seek to offer our customers an assortment of compelling, high-quality products. In the U.S., we present on average almost 1,000 products every week on our live televised programming, approximately 22% of which have not been presented previously to our television audience. We offer customers high-quality and brand name products marketed in a creative, informative, entertaining and engaging style. We provide a differentiated shopping experience by offering customers the opportunity to experience not only the product being sold, but the people and places behind that product, thereby enhancing their overall shopping experience.
Our merchandise mix is similar to that of a high-quality department store, featuring the best in: (i) home (including electronics), (ii) accessories (including beauty products), (iii) apparel and (iv) jewelry, which, in 2012, accounted for approximately 43%, 28%, 16% and 13%, respectively, of our consolidated gross revenue. For the year ended December 31, 2011, such percentages were 45%, 26%, 15% and 14%, respectively. For the year ended December 31, 2010, such percentages were 44%, 26%, 15% and 15%, respectively. Many of our brands are exclusive, while others are created by well-known designers.

QuickLinks -- Click here to rapidly navigate through this document

A key difference between us and traditional bricks-and-mortar retailers is that we are able to quickly adapt what merchandise we present as a direct response to what is selling and what is not. We utilize a test and re-order model to determine initial customer demand. Through constant monitoring, we manage our product offerings to maximize net revenue and fulfill current demand in large growth segments where we can gain a greater share of our customers' purchases. Our merchandising team is dedicated to consistently researching, pursuing and launching new products and brand opportunities. With a management mandate to deliver hard-to-find value, this product search group constantly pursues securing quality goods from manufacturers with enough scale to offer sufficient supply to our existing and future customers. We maintain strong relationships with our vendors, many of which find our marketing distribution channel attractive due to the showcasing and story‑telling elements of our programming, the velocity of our sales and our pricing model integrity. This efficient sales/marketing strategy is mirrored on our websites.
We purchase, or obtain on consignment, products from U.S. and foreign manufacturers and wholesalers, often on favorable terms based upon the volume of the transactions. We have attracted some of the world's most respected consumer brands as well as celebrities, entrepreneurs and designers to promote these brands. Brand leaders such as Dooney & Bourke, Philosophy, Dell, Panasonic, Judith Ripka and Bare Escentuals reach a broad audience while product representatives share the stories behind these brands. We have agreements with celebrities, entrepreneurs and designers such as Joan Rivers, Rachael Ray, Nicole Richie, Jennifer Hudson and Isaac Mizrahi enabling us to provide entertaining and engaging programming that develops a lifestyle bond with our customers. These celebrity personalities and product representatives often provide pre-appearance publicity for their QVC products on other television shows, enhancing demand during their QVC appearances. We cross-promote between our e-commerce and mobile platform and our television programming to promote the use of each platform as a standalone entity. Our e-commerce efforts are focused on creating a community of online shoppers by translating our televised themes, personalities and shopping experience for each platform.
We do not depend on any single supplier or designer for a significant portion of our inventory purchases.
Distribution
We distribute our television programs, via satellite or optical fiber, to television distributors for retransmission to subscribers in the U.S., Japan, Germany, the United Kingdom, Italy and neighboring countries that receive our programming signals. In the U.S., we uplink our analog and digital programming transmissions using a third‑party service. Both transmissions are uplinked to protected, non-preemptible transponders on two U.S. satellites. “Protected” status means that, in the event of a transponder failure, our signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. “Non-preemptible” status means that, in the event of a transponder failure, our transponders cannot be preempted in favor of a user of a failed transponder, even another user with “protected status.” Our international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on four international satellites. Our transponder service agreement for our U.S. transponders expires at the end of the lives of the satellites, which are currently estimated to be in 2019. Our transponder service agreements for our international transponders expire in 2013 through 2022.
We continually seek to expand and enhance our television and e-commerce platforms, as well as to further our international operations and multimedia capabilities. We launched QVCHD in the U.S. in April 2008, and in May 2009, we became the first U.S. multimedia retailer to offer a native HD service. QVCHD is a high-definition simulcast of our U.S. telecast utilizing the full 16x9 screen ratio, while keeping the side panel for additional information. High-definition, or HD, programming allows us to utilize a typically wider television screen with crisper and more colorful images to present a larger “storefront,” which we believe captures the attention of channel “surfers” and engages our customers. In the U.S., QVCHD reaches approximately 48 million television households, as we continue to develop and launch features to further enrich the television viewing experience.

QuickLinks -- Click here to rapidly navigate through this document

Affiliation agreements
We enter into long-term affiliation agreements with certain of our television distributors who downlink our programming and distribute the programming to their customers. In the U.S., our programming is distributed to approximately 99 million television households, or approximately 98% of all television households as of December 31, 2012, defined as households subscribing to television services offered by cable operators (e.g., Comcast and Time Warner Cable), satellite television providers (e.g., DISH Network and DIRECTV) and telecommunications companies (e.g., Verizon and AT&T). Our affiliation agreements with both U.S. and international distributors have termination dates ranging from 2013 to 2022. Our ability to continue to sell products to our customers is dependent on our ability to maintain and renew these affiliation agreements in the future. Although we are typically successful in obtaining and renewing these agreements, we do not have distribution agreements with some of the distributors that carry our programming. In total, we are currently providing programming without affiliation agreements to distributors representing 7% of our U.S. distribution, and short-term, rolling 90 day letters of extension, to distributors who represent approximately 36% of our U.S. distribution. Some of our international programming may continue to be carried by distributors after the expiration dates on our affiliation agreements with them have passed.
In return for carrying our signals, each programming distributor in the U.S. receives an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs and from certain internet sales to customers located in the programming distributor's service areas. In Japan, Germany, the United Kingdom and Italy, programming distributors predominately receive an agreed-upon annual fee, a monthly fee per subscriber regardless of the net sales or a variable percentage of net sales.
In addition to sales-based commissions or per-subscriber fees, we also make payments to distributors primarily in the U.S. for carriage and to secure positioning within a broadcast area or within the general entertainment area on the distributor's channel line-up. We believe that a portion of our sales is attributable to purchases resulting from channel “surfing” and that a channel position near broadcast networks and more popular cable networks increases the likelihood of such purchases. As technology evolves, we will continue to monitor optimal channel placement and attempt to negotiate agreements with our distributors to maximize the viewership of our television programming.
Demographics of customers
We enjoy a very loyal customer base, as demonstrated by the fact that for the twelve months ended December 31, 2012, approximately 86% of our worldwide net revenue came from repeat customers (i.e., customers who made a purchase from us during the prior twelve months), who spent an average of $1,320 each during this period. An additional 5% of net revenue in that period came from reactivated customers (i.e., customers who previously made a purchase from us, but not during the prior twelve months).
We believe our core customer base represents an attractive demographic target market. Based on internal customer data, approximately 64% of our 7.3 million U.S. customers for twelve months ended December 31, 2012 were women between the ages of 35 and 64.
Order taking and fulfillment
We strive to be prompt and efficient in order taking and fulfillment. We have three U.S. phone centers located in San Antonio, Texas; Port St. Lucie, Florida; and Chesapeake, Virginia that can direct calls from one call center to another as volume mandates. This ability to transfer calls reduces a caller's hold time, helping to ensure that orders will not be lost as a result of abandoned or unanswered calls. We also have one phone center in each of Japan, the United Kingdom and Italy and two call centers in Germany. Many markets also utilize home agents, allowing staffing flexibility for peak hours. In addition, we utilize computerized voice response units, which handle approximately 33% of all orders taken on a worldwide basis.
In addition to taking orders from our customers through phone centers and online, we continue to expand our ordering platforms. We are expanding mobile phone ordering capabilities and have launched iPhone and iPad applications, Android and Blackberry applications, a WAP (wireless application protocol) mobile website and a robust SMS (short message services) program. On a global basis, customers placed approximately 8% of all orders directly through their mobile devices in 2012. Customers in Japan placed approximately 13% of all orders directly through their mobile phones.

QuickLinks -- Click here to rapidly navigate through this document

Through our eight worldwide distribution centers, we shipped approximately 92% of our orders within 48 hours of order placement in the year ended December 31, 2012. Our U.S. distribution centers are located in Suffolk, Virginia; Lancaster, Pennsylvania; West Chester, Pennsylvania; Rocky Mount, North Carolina; and Florence, South Carolina. Our U.S. distribution centers have shipped over 500,000 units in a single day. We also have distribution centers in Sakura-shi, Chiba, Japan; Hücklehoven, Germany (which supports QVC-Germany and QVC-Italy); and Knowsley, United Kingdom.
We have built a scalable operating infrastructure focused on sustaining efficient, flexible and cost-effective sale and distribution of our products. Since our physical store locations are minimal, we require lower inventory levels and capital expenditures compared to traditional bricks-and-mortar retailers. In recent years, we have made significant investments in our distribution centers and information technology systems that we believe will accommodate our foreseeable growth needs. Further, since we have no set “floor plan” and can closely manage inventory levels at our centralized warehouses, we believe we have the flexibility to analyze and react quickly to changing trends and demand by shifting programming time and product mix. Our cost structure is highly variable, which we believe allows us to consistently achieve attractive margins relative to bricks-and-mortar retailers.
Our web and mobile platforms are fully integrated with our televised programming and product distribution capabilities. Our web and mobile platform features include a live video stream of our television programming, full integration with our order fulfillment and product branding, as well as the thematic offerings and events that have become fundamental to our televised programming.
Third party carriers transport our packages from our distribution centers to our customers. In each market where we operate, we have negotiated long-term contracts with shipping companies, which in certain circumstances provide for favorable shipping rates.
Competition
We operate in a rapidly evolving and highly competitive retail business environment. Based on U.S. net revenue for the twelve months ended December 31, 2012, we are the leading television retailer in the U.S. and generate substantially more net revenue than our two closest televised shopping competitors, HSN (an entity in which Liberty had a 37% ownership interest as of December 31, 2012) and ShopNBC. However, we have numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, other television shopping retailers such as HSN and ShopNBC, infomercial retailers, internet retailers, and mail-order and catalog companies. Our international operations face similar competition in their respective markets, such as Shop Channel in Japan, HSE 24 in Germany and Ideal World in the United Kingdom.
We also compete for access to customers and audience share with other providers of televised, on-line and hard copy entertainment and content. The price and availability of other programming may unfavorably affect the placement of our programming in the channel line-ups of our distributors, and may affect our ability to obtain distribution agreements with small cable distributors. Competition from other programming also affects the compensation that must be paid to distributors for carriage, which continues to increase. Principal competitive factors for us include (i) value, quality and selection of merchandise; (ii) customer experience, including customer service and reliability of fulfillment and delivery services and (iii) convenience and accessibility of sales channels.
Employees
We employed approximately 17,000 full-time and part-time employees as of December 31, 2012. Employment levels fluctuate due to seasonal factors affecting our business. Additionally, we utilize independent contractors and temporary personnel to supplement our workforce, particularly on a seasonal basis. We consider our employee relations to be good.

QuickLinks -- Click here to rapidly navigate through this document

Government regulation
The manner in which we sell and promote merchandise and related claims and representations made in connection with these efforts is regulated by federal and state law. Some examples of regulatory agencies and regulations that affect the manner in which we sell and promote merchandise include the following:

•
The Federal Trade Commission ("FTC") and the state attorneys general regulate the advertising of retail products and services offered for sale in the U.S., including the FTC's recent adoption of revised Guides Concerning the Use of Endorsements and Testimonials in Advertising and Guides for the Use of Environmental Marketing Claims.

•
The Food and Drug Administration which has specific regulations regarding claims that can be made about food products and regulates marketing claims that can be made for cosmetic beauty products and over-the-counter drugs.

•	The Environmental Protection Agency ("EPA") which requires products that make certain types of claims, such as “anti-bacterial,” be registered with the EPA prior to making such claims.

•
Each of the FTC's Telemarketing Sales Rules, the Federal Communication Commission's ("FCC") Telephone Consumer Protection Act and similar state rules, which outline procedures that must be followed when telemarketing to customers.

•	The Consumer Product Safety Commission which has specific regulations regarding products that present unreasonable risks of injuries to consumers.

•
Import and export laws, including U.S. economic sanction and embargo regulations, U.S. homeland security laws and regulations and other laws such as the U.S. anti-boycott law and U.S. export controls regulations.

•	Comparable regulatory agencies and regulations in foreign countries.
In 2000, we became subject to a consent decree issued by the FTC barring us from making certain deceptive claims for specified weight-loss products and dietary supplements. We also became subject to an expanded consent decree issued by the FTC in 2009 that terminates on the later of March 4, 2029, or 20 years from the most recent date that the U.S. or the FTC files a complaint in federal court alleging any violation thereunder. Pursuant to this expanded consent decree, we are prohibited from making certain claims about specified weight-loss, dietary supplement and anti-cellulite products unless we have competent and reliable scientific evidence to substantiate such claims. To help mitigate against the risk of future claims, we increased our staffing to provide additional review of claims related to weight-loss, dietary supplement and anti-cellulite products that we offer for sale.
Congress enacted the Commercial Advertisement Loudness Mitigation ("CALM") Act in 2010. The CALM Act directs the FCC to incorporate into its rules and make mandatory a technical standard that is designed to prevent digital television commercial advertisements from being transmitted at louder volumes than the program material they accompany. The FCC's CALM Act implementing regulations became effective on December 13, 2012. Although the FCC's CALM Act regulations place direct compliance responsibility on broadcasters and multichannel video programming distributors ("MVPDs"), the FCC adopted a "safe harbor" compliance approach applicable to commercials embedded in programming provided by programmers, such as the Company. Under the FCC's safe harbor approach, broadcasters and MVPDs may meet their CALM Act compliance obligations through reliance on programmer-provided CALM Act compliance certifications that are made "widely available" to broadcasters and MVPDs through a website or other means. The Company has determined that its programming is CALM Act compliant, and in response to requests from its affiliates, and in order to allow its affiliates to meet the FCC's safe harbor, the Company has posted a CALM Act compliance certification to a website that is available to its affiliates.
We market and provide a broad range of merchandise through television shopping programs and our websites. As a result, we are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions that are subject to change at any time, including laws regarding consumer protection, privacy, the regulation of retailers generally, the importation, sale and promotion of merchandise and the operation of retail stores and warehouse facilities, as well as laws and regulations applicable to the internet and businesses engaged in online commerce, such as those regulating the sending of unsolicited, commercial electronic mail.

QuickLinks -- Click here to rapidly navigate through this document

Our business is also dependent upon our continued ability to transmit our programming to television distributors from our satellite uplink facilities, which transmissions are subject to FCC compliance in the U.S. and foreign regulatory requirements in our international operations.
Intellectual property
We regard our trademarks, service marks, copyrights, domain names, trade dress, trade secrets, proprietary technologies and similar intellectual property as critical to our success. We rely on a combination of trademark and copyright law, trade‑secret protection, and confidentiality and/or license agreements with our employees, customers, suppliers, affiliates and others to protect these proprietary rights. We have registered, or applied for the registration of, a number of domain names, trademarks, service marks and copyrights by U.S. and foreign governmental authorities and vigorously protect our proprietary rights against infringement.
In the U.S., we have registered trademarks and service marks for a variety of items including, but not limited to our brand name, "QVC" and "Quality Value Convenience," the "Q QVC Ribbon Logo" and our proprietary products sold such as "Arte D’Oro," "Cook’s Essentials," "Denim & Co.," "Diamonique," "Nature’s Code," "Northern Nights" and "Ultrafine Silver." Similarly, foreign registrations have been obtained for many trademarks and service marks for our brand name and propriety products including, but not limited to, "QVC," the "Q QVC Ribbon Logo," "Breezies," "Denim & Co.," "Diamonique" and "Northern Nights." We consider the service mark for the "QVC" name the most significant trademark or service mark held by us because of its impact on market awareness across all of our geographic markets and on customers’ identification with us. As with all U.S. trademarks or service marks, our trademark and service mark registrations in the United States are for a ten year period and are renewable every ten years, prior to their respective expirations, as long as the trademarks or service marks are used in the regular course of trade.
Liberty relationship and related party transactions
We are an indirect wholly owned subsidiary of Liberty, which owns interests in a broad range of digital commerce businesses. On August 9, 2012, Liberty completed the recapitalization of its common stock into shares of the corresponding series of two new tracking stocks, Liberty Interactive (Nasdaq: LINTA, LINTB) and Liberty Ventures (Nasdaq: LVNTA, LVNTB). We are now attributed to the Liberty Interactive tracking stock, which tracks the assets and liabilities of Liberty's Interactive Group (the "Interactive Group"). The Interactive Group does not represent a separate legal entity; rather, it represents those businesses, assets and liabilities that are attributed to that group. Liberty attributed to its Interactive Group those businesses primarily focused on digital commerce. Liberty also attributed to its Interactive Group its 37% ownership interest in HSN, Inc., one of our two closest televised shopping competitors (see above section, "Competition"). To fund the cash requirements of Liberty Ventures, Liberty attributed $1.35 billion in cash to Liberty Ventures, which was funded by the Interactive Group. Such attributed cash balance consisted of cash from Liberty's balance sheet and $1.15 billion of dividends paid by us to Liberty through our available cash on hand and $800 million in borrowings under our senior secured credit facility. Immediately after the recapitalization, we had $870 million of total outstanding borrowings under our senior secured credit facility and $1.1 billion of undrawn availability. The senior secured credit facility is further discussed in note 9.
We are a “close corporation” under Delaware law and, as such, our shareholder, rather than a board of directors, manages our business. Since our shareholder is an indirect wholly owned subsidiary of Liberty, all aspects of our management, including the approval of significant corporate transactions such as a change of control, are controlled by Liberty, rather than an independent governing body. Our Chief Executive Officer and President, Michael A. George, also became a named executive officer of Liberty for the year-ended December 31, 2011 and Mr. George became a director of Liberty during 2011.
Liberty's interests may not coincide with our interests or yours and Liberty may cause us to enter into transactions or agreements with related parties or approve corporate actions that could involve conflicts of interest. For example, Liberty's dependence on our cash flow for servicing its debt and for other purposes is likely to result in our payment of large dividends to Liberty, which may increase our leverage and decrease our liquidity. We paid $1.8 billion of net dividends to Liberty during 2012, $205 million of net dividends to Liberty during 2011 and $9 million of net dividends to Liberty during 2010. See also Item 1A. "Risk Factors."

QuickLinks -- Click here to rapidly navigate through this document

* * * * *
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth and subscriber trends; losses to be incurred by QVC-Italy; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	customer demand for our products and services and our ability to adapt to changes in demand;

•	competitor responses to our products and services;

•	the levels of online traffic on our websites and our ability to convert visitors into consumers or contributors;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	our future financial performance, including availability, terms and deployment of capital;

•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings;

•	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;

•	general economic and business conditions and industry trends;

•	consumer spending levels, including the availability and amount of individual consumer debt;

•	advertising spending levels;

•
changes in distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and IP television and their impact on home shopping networks;

•	increased digital TV penetration and the impact on channel positioning of our networks;

•	rapid technological changes;

•	the regulatory and competitive environment of the industries in which we operate;

•	threatened terrorist attacks and ongoing military action in the Middle East and other parts of the world;

•	fluctuation in foreign currency exchange rates and political unrest in international markets; and

•	Liberty's dependence on our cash flow for servicing its debt and for other purposes.

QuickLinks -- Click here to rapidly navigate through this document

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. When considering such forward-looking statements, one should keep in mind the factors described in Item 1A. "Risk Factors" and other cautionary statements contained in this Annual Report. Such risk factors and statements describe circumstances which could cause actual results to differ materially from those contained in any forward-looking statement.
Item 1A. Risk Factors
Continuing weak economic conditions worldwide, including in the United States and Europe, may reduce consumer demand for our products and services.
The current economic downturn in the United States and in other regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our products and services, since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. Global financial markets continue to experience disruptions, including increased volatility and diminished liquidity and credit availability. In particular, the current European debt crisis, particularly most recently in Greece, Italy, Ireland, Portugal and Spain, and related European financial restricting efforts may cause volatility in the European currencies and reduce the purchasing power of European customers. In the event that one or more countries were to replace the Euro with their legacy currency, then our revenue and operating results in such countries, or Europe generally, would likely be adversely affected until stable exchange rates were established and economic confidence restored. In addition, the European crisis is contributing to instability in global credit markets. The world has recently experienced a global macroeconomic downturn, and if economic and financial market conditions in the United States or other key markets, including Europe, remain uncertain, persist, or deteriorate further, our customers may respond by suspending, delaying, or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. Such weak economic conditions may also inhibit our expansion into new European markets. We currently are unable to predict the extent of any of these potential adverse effects.
The retail business environment is subject to intense competition, and we may not be able to effectively compete for customers
We operate in a rapidly evolving and highly competitive retail business environment. Although we are the U.S.'s largest television shopping retailer, we have numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, other televised shopping retailers such as HSN and ShopNBC in the U.S., Shop Channel in Japan, HSE 24 in Germany and Ideal World in the United Kingdom, infomercial retailers, internet retailers, and mail-order and catalog companies. Many of our current and potential competitors have greater resources, longer histories, more customers and greater brand recognition than we do. They may secure better terms from vendors, adopt more aggressive pricing, offer free or subsidized shipping and devote more resources to technology, fulfillment and marketing. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.
We also compete for access to customers and audience share with other providers of televised, online and hard copy entertainment and content. We face similar competition in our international markets. Our inability to compete effectively with regard to the assortment, price, shipping terms and quality of the merchandise we offer for sale or to keep pace with competitors in our marketing, service, location, reputation, credit availability and technologies, could have a material adverse effect.
Our net revenue and operating results depend on our ability to predict or respond to consumer preferences
Our net revenue and operating results depend in part on our ability to predict or respond to changes in consumer preferences and fashion trends in a timely manner. We develop new retail concepts and continuously adjust our product mix in an effort to satisfy customer demands. Consumer preferences may be affected by many factors outside of our control, including responses of competitors and general economic conditions. Any sustained failure by us to identify and respond to emerging trends in lifestyle and consumer preferences could have a material adverse effect.

Our long-term success depends in large part on our continued ability to attract new customers and retain existing customers and we may not be able to do that in a cost-effective manner
In an effort to attract and retain customers, we engage in various merchandising and marketing initiatives, which involve the expenditure of money and resources, particularly in the case of the production and distribution of our television programming and, to a lesser but increasing extent, online advertising. We have spent, and expect to continue to spend, increasing amounts of money on, and devote greater resources to, certain of these initiatives, particularly in our continuing efforts to increasingly engage customers through online channels and to personalizing our customers' shopping experience. These initiatives, however, may not resonate with existing customers or consumers generally or may not be cost-effective. In addition, costs associated with the production and distribution of our television programming and costs associated with online marketing, including search engine marketing (primarily the purchase of relevant keywords) have increased and are likely to continue to increase in the foreseeable future and, if significant, could have a material adverse effect to the extent that they do not result in corresponding increases in net revenue.
We depend on the television distributors that carry our programming, and no assurance can be given that we will be able to maintain and renew our affiliation agreements on favorable terms or at all
We currently distribute our programming through affiliation agreements with many television providers, including Comcast, Time Warner Cable, DIRECTV and DISH Network in the U.S., JCN, Jupiter Telecommunications, Ltd., Sky Perfect and World Hi-Vision Channel, Inc. in Japan, SES ASTRA, British Telecommunications and Kabel Deutschland in Germany, British Sky Broadcasting, Virgin Media and Freesat in the United Kingdom and Telecom Italia Media Broadcasting S.r.l. in Italy. Our affiliation agreements with distributors are scheduled to expire between 2013 and 2022.
As part of normal course renewal discussions, occasionally we have disagreements with our distributors over the terms of our carriage, such as channel placement or other contract terms. If not resolved through business negotiation, such disagreements could result in litigation or termination of an existing agreement. Termination of an existing agreement resulting in the loss of distribution of our programming to a material portion of our television households may adversely affect our growth, net revenue and earnings.
The renewal negotiation process for affiliation agreements is typically lengthy. In some cases, renewals are not agreed upon prior to the expiration of a given agreement while the programming continues to be carried by the relevant distributor without an effective agreement in place. We do not have distribution agreements with some of the cable operators that carry our programming. In total, we are currently providing programming without affiliation agreements to distributors representing 7% of our U.S. distribution, and short-term, rolling 90 day letters of extension, to distributors who represent approximately 36% of our U.S. distribution. Some of our international programming may continue to be carried by distributors after the expiration dates on our affiliation agreements with them have passed.
We may be unable to obtain renewals with our current distributors on acceptable terms, if at all. We may also be unable to successfully negotiate affiliation agreements with new or existing distributors to carry our programming. Although we consider our current levels of distribution without written agreement to be ordinary course, the failure to successfully renew or negotiate new affiliation agreements covering a material portion of television households could result in a discontinuation of carriage that may adversely affect our viewership, growth, net revenue and earnings.

The failure to maintain suitable placement for our programming could adversely affect our ability to attract and retain television viewers and could result in a decrease in revenue
We are dependent upon the continued ability of our programming to compete for viewers. Effectively competing for television viewers is dependent, in substantial part, on our ability to negotiate and maintain placement of our programming at a favorable channel position, such as in a basic tier or within a general entertainment or general broadcasting tier. The advent of digital compression technologies and the adoption of digital cable have resulted in increased channel capacity, which together with other changing laws, rules and regulations regarding cable television ownership, impacts our ability to negotiate and maintain suitable channel placement with our distributors. Increased channel capacity could adversely affect the ability to attract television viewers to our programming to the extent it results in:

•
a less favorable channel position for our programming, such as placement adjacent to programming that does not complement our programming, a position next to our televised home shopping competitors or isolation in a “shopping” tier;

•	more competitors entering the marketplace; or

•
more programming options being available to the viewing public in the form of new television networks and time-shifted viewing (e.g., personal video recorders, video-on-demand, interactive television and streaming video over broadband internet connections).

In addition, if our programming is carried exclusively by a distributor on a digital programming tier, we may experience a reduction in revenue to the extent that the digital programming tier has less television viewer penetration than the basic or expanded basic programming tier. We may experience a further reduction in revenue due to increased television viewing audience fragmentation to the extent that not all television sets within a digital cable home are equipped to receive television programming in a digital format. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes and to offer elements of our programming via new technologies in a cost-effective manner that meet customer demands and evolving industry standards.
Any continued or permanent inability to transmit our programming via satellite would result in lost revenue and could result in lost customers
Our success is dependent upon our continued ability to transmit our programming to television providers from our satellite uplink facilities, which transmissions are subject to the FCC compliance in the U.S. and foreign regulatory requirements in our international operations. In most cases, we have entered into long-term satellite transponder leases to provide for continued carriage of our programming on replacement transponders and/or replacement satellites, as applicable, in the event of a failure of either the transponders and/or satellites currently carrying our programming. However, we do have a transponder service agreement in the United Kingdom that will expire in 2013. Although we believe we take reasonable and customary measures to ensure continued satellite transmission capability and we believe that this international transponder service agreement can be renewed (or replaced, if necessary) in the ordinary course of business, termination or interruption of satellite transmissions may occur, particularly if we are not able to successfully negotiate renewals or replacements of any of our expiring transponder service agreements in the future. Although we consider the transponder service agreement that is expiring in 2013 to be in the ordinary course, the failure to successfully renew or negotiate a new transmission agreement that results in an inability to transmit our programming would result in lost revenue and could result in lost customers.

System interruption and the lack of integration and redundancy in these systems and infrastructures may adversely affect our ability to transmit our television programs, operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations
Our success depends, in part, on our ability to maintain the integrity of our transmissions, systems and infrastructures, including the transmission of our television programs, as well as our websites, information and related systems, call centers and fulfillment facilities. We may experience occasional system interruptions that make some or all transmissions, systems or data unavailable or prevent us from transmitting our signal or efficiently providing services or fulfilling orders. We are in the process of implementing new technology systems, such as the mobile applications, and upgrading others, such as our warehouse management systems. Our failure to properly implement these new systems or delays in implementing these new systems could impair our ability to provide services, fulfill orders and/or process transactions. We also rely on affiliate and third‑party computer systems, broadband, transmission and other communications systems and service providers in connection with the transmission of our signal, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in our signal transmissions, systems and infrastructures, our business, our affiliates and/or third parties, or deterioration in the performance of these transmissions, systems and infrastructures, could impair our ability to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt television transmissions, computer, broadband or other communications systems and infrastructures at any time. Any of these events could cause transmission or system interruption, delays and loss of critical data, and could prevent us from providing services, fulfilling orders and/or processing transactions. While we have backup systems for certain aspects of our operations, these systems are not fully redundant and disaster recovery planning is not sufficient for all possible risks. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption.
We may be subject to claims for representations made in connection with the sale and promotion of merchandise or for harm experienced by customers who purchase merchandise from us
The manner in which we sell and promote merchandise and related claims and representations made in connection with these efforts is regulated by federal, state and local law, as well as the laws of the foreign countries in which we operate. We may be exposed to potential liability from claims by purchasers or from regulators and law enforcement agencies, including, but not limited to, claims for personal injury, wrongful death and damage to personal property relating to merchandise sold and misrepresentation of merchandise features and benefits. In certain instances, we have the right to seek indemnification for related liabilities from our vendors and may require such vendors to carry minimum levels of product liability and errors and omissions insurance. These vendors, however, may be unable to satisfy indemnification claims, obtain suitable coverage or maintain this coverage on acceptable terms, or insurance may provide inadequate coverage or be unavailable with respect to a particular claim. See Item 1. "Business-Government regulation" for further discussion of regulations to which we are subject.
In 2000, we became subject to a consent decree issued by the FTC barring us from making certain deceptive claims for specified weight-loss products and dietary supplements. We also became subject to an expanded consent decree issued by the FTC in 2009 that terminates on the later of March 4, 2029, or 20 years from the most recent date that the U.S. or the FTC files a complaint in federal court alleging any violation thereunder. Pursuant to this expanded consent decree, we are prohibited from making certain claims about specified weight-loss, dietary supplement and anti-cellulite products unless we have competent and reliable scientific evidence to substantiate such claims. Violation of this consent decree may result in the imposition of significant civil penalties for non-compliance and related redress to consumers and/or the issuance of an injunction enjoining us from engaging in prohibited activities.

Failure to comply with existing laws, rules and regulations, or to obtain and maintain required licenses and rights, could subject us to additional liabilities
We market and provide a broad range of merchandise through television shopping programs and our websites. As a result, we are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions, including foreign jurisdictions, which are subject to change at any time, including laws regarding consumer protection, privacy, the regulation of retailers generally, the license requirements for television retailers in foreign jurisdictions, the importation, sale and promotion of merchandise and the operation of retail stores and warehouse facilities, as well as laws and regulations applicable to the internet and businesses engaged in online commerce, such as those regulating the sending of unsolicited, commercial electronic mail. Our failure to comply with these laws and regulations could result in a revocation of required licenses, fines and/or proceedings against us by governmental agencies and/or consumers, which could adversely affect our business, financial condition and results of operations. Moreover, unfavorable changes in the laws, rules and regulations applicable to us could decrease demand for merchandise offered by us, increase costs and/or subject us to additional liabilities. Similarly, new disclosure and reporting requirements, established under existing or new state or federal laws, such as regulatory rules regarding requirements to disclose efforts to identify the origin and existence of certain “conflict minerals” or abusive labor practices in portions of our supply chain, could increase the cost of doing business, adversely affecting our results of operations. Finally, certain of these regulations impact the marketing efforts of our brands and business.
The processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights
In the processing of consumer transactions, our business receives, transmits and stores a large volume of personally identifiable information and other user data. The sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by us. Moreover, there are federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. Our failure, and/or the failure by the various third party vendors and service providers with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage our reputation and the reputation of our third party vendors and service providers, discourage potential users from trying our products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, any one or all of which could adversely affect our business, financial condition and results of operations.
Our business is subject to online security risks, including security breaches and identity theft
To succeed, we must be able to provide for secure transmission of confidential information over public networks. Any penetration of network security or other misappropriation or misuse of personal consumer information could cause interruptions in the operations of our business and subject us to increased costs, litigation and other liabilities. Security breaches could also significantly damage our reputation with consumers and third parties with whom we do business. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. We also face risks associated with security breaches affecting third parties with which we are affiliated or otherwise conduct business online.
We may fail to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties
We regard our intellectual property rights, including service marks, trademarks and domain names, copyrights (including our programming and our websites), trade secrets and similar intellectual property, as critical to our success. Our business also relies heavily upon software codes, informational databases and other components that make up their products and services.

From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of the trademarks, patents, copyrights and other intellectual property rights of third parties. In addition, litigation may be necessary to enforce our intellectual property rights, protect trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations. Our failure to protect our intellectual property rights, particularly our proprietary brands, in a meaningful manner or third party challenges to related contractual rights could result in erosion of brand names and limit our ability to control marketing on or through the internet using our various domain names or otherwise, which could adversely affect our business, financial condition and results of operations.
We have operations outside of the U.S. that are subject to numerous operational and financial risks
We have operations in countries other than the U.S. and we are subject to the following risks inherent in international operations:

•	fluctuations in currency exchange rates;

•	longer payment cycles for sales in foreign countries that may increase the uncertainty associated with recoverable accounts;

•	recessionary conditions and economic instability affecting overseas markets;

•	our ability to repatriate funds held by our foreign subsidiaries to the U.S. at favorable tax rates;

•	export and import restrictions, tariffs and other trade barriers;

•	increases in taxes and governmental royalties and fees;

•	changes in foreign and U.S. laws, regulations and policies that govern operations of foreign‑based companies;

•	changes to general consumer protection laws and regulations;

•	difficulties in staffing and managing international operations; and

•	political unrest that may result in disruptions of services that are critical to our international businesses.
Ongoing financial uncertainty in Europe (including concerns that certain European countries may default in payments due on their national debt) and the resulting economic instability could cause a decline in the value of the Euro and British pound compared to the U.S. dollar, which could have an adverse effect on our revenues. In addition, if dissolution and replacement of the Euro currency and the potential reintroduction of individual European Union currencies should occur as a result of the continued Eurozone crisis, it could have a negative impact on our results of operations and could expose us to increased foreign exchange risk. Should the European Union monetary policy measures be insufficient to restore confidence and stability to the financial markets, the recovery of the global economy, including the U.S. and European Union economies where we have a significant presence, could be hindered or reversed, which could have a material adverse effect on us. There could also be a number of follow-on effects from these economic developments and negative economic trends on our business, including the inability of customers to obtain credit to finance purchases of our products; customer insolvencies; decreased customer confidence to make purchasing decisions and decreased customer demand.
Moreover, in many foreign countries, particularly in certain developing economies, it is not uncommon to encounter business practices that are prohibited by regulations applicable to us, such as the Foreign Corrupt Practices Act and similar laws. Although we have undertaken compliance efforts with respect to these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies and procedures. Any such violation, even if prohibited by our policies and procedures or the law, could have a material adverse effect. Any failure by us to effectively manage the challenges associated with the international operation of our business could have a material adverse effect.

We rely on independent shipping companies to deliver the products we sell
We rely on third party carriers to deliver merchandise from vendors and manufacturers to us and to ship merchandise to our customers. As a result, we are subject to carrier disruptions and delays due to factors that are beyond our control, including employee strikes, inclement weather and regulation and enforcement actions by customs agencies. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers. Enforcement actions by customs agencies can also cause the costs of imported goods to increase, negatively affecting our profits.
We are also impacted by increases in shipping rates charged by third party carriers, which over the past few years, have increased significantly in comparison to historical levels. We currently expect that shipping and postal rates will continue to increase. In the case of deliveries to customers, in each market where we operate, we have negotiated agreements with one or more independent, third party shipping companies, which in certain circumstances provide for favorable shipping rates. If any of these relationships were to terminate or if a shipping company was unable to fulfill its obligations under its contract for any reason, we would have to work with other shipping companies to deliver merchandise to customers, which would most likely be at less favorable rates. Other potential adverse consequences of changing carriers include:

•	reduced visibility of order status and package tracking;

•	delays in order processing and product delivery; and

•	reduced shipment quality, which may result in damaged products and customer dissatisfaction.
Any increase in shipping rates and related fuel and other surcharges passed on to us by our current carriers or any other shipping company would adversely impact profits, given that we may not be able to pass these increased costs directly to customers or offset them by increasing prices without a detrimental effect on customer demand.
We depend on relationships with vendors, manufacturers and other third parties, and any adverse changes in these relationships could result in a failure to meet customer expectations which could result in lost revenue
We purchase merchandise from a wide variety of third party vendors, manufacturers and other sources pursuant to short‑ and long-term contracts and purchase orders. Our ability to identify and establish relationships with these parties, as well as to access quality merchandise in a timely and efficient manner on acceptable terms and cost, can be challenging. In particular, we purchase a significant amount of merchandise from vendors and manufacturers abroad, and cannot predict whether the costs for goods sourced in these markets will remain stable. We depend on the ability of vendors and manufacturers in the U.S. and abroad to produce and deliver goods that meet applicable quality standards, which is impacted by a number of factors, some of which are not within the control of these parties, such as political or financial instability, trade restrictions, tariffs, currency exchange rates and transport capacity and costs, among others.
Our failure to identify new vendors and manufacturers, maintain relationships with a significant number of existing vendors and manufacturers and/or access quality merchandise in a timely and efficient manner could cause us to miss customer delivery dates or delay scheduled promotions, which would result in the failure to meet customer expectations and could cause customers to cancel orders or cause us to be unable to source merchandise in sufficient quantities, which could result in lost revenue.
The seasonality of our business places increased strain on our operations
Our net revenue in recent years indicates that our business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, we have earned, on average, between 22% and 23% of our global revenue in each of the first three quarters of the year and 32% of our global revenue in the fourth quarter of the year. If our vendors are not able to provide popular products in sufficient amounts such that we fail to meet customer demand, it could significantly affect our revenue and our future growth. If too many customers access our websites within a short period of time due to increased holiday demand, we may experience system interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment and customer service centers during these peak periods and delivery and other third party shipping (or carrier) companies may be unable to meet the seasonal demand.

To the extent we pay for holiday merchandise in advance of the holidays (i.e., in August through November of each year), our available cash may decrease, resulting in less liquidity. We have limited availability under our revolving credit facility and may not be able to access financing to the extent our cash balance is impaired. We may be unable to maintain a level of cash sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the notes.
Failure to effectively manage our Easy-Pay and revolving credit card programs could result in less income
We offer Easy-Pay in the U.S. (known as Q Pay in Germany and the United Kingdom), a payment plan that when offered by QVC, allows customers to pay for certain merchandise in two or more monthly installments. We cannot predict whether customers will pay all of their Easy-Pay installments.
In addition, QVC-U.S. has an agreement with a large consumer financial institution (the "Bank") pursuant to which the Bank provides revolving credit directly to our customers for the sole purpose of purchasing merchandise from us with a QVC branded credit card ("Q Card"). We receive a portion of the net economics of the credit card program according to percentages that vary with the performance of the portfolio. We cannot predict the extent to which customers will use the Q Card, nor the extent that they will make payments on their outstanding balances.
Our success depends in large part on our ability to recruit and retain key employees capable of executing our unique business model
We have a business model that requires us to recruit and retain key employees, including management, with the skills necessary for a unique business that demands knowledge of the general retail industry, television production, direct to consumer marketing and fulfillment and the internet. We cannot assure you that if we experience turnover of our key employees we will be able to recruit and retain acceptable replacements because the market for such employees is very competitive and limited.
We have not voluntarily implemented various corporate governance measures, in the absence of which you may have more limited protections against interested transactions, conflicts of interest and similar matters
Federal legislation, including the Sarbanes‑Oxley Act of 2002, encourages the adoption of various corporate governance measures designed to promote the integrity of corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence and audit committee oversight.
As a “close corporation” under Delaware law, our shareholder, rather than a board of directors, manages our business. Our shareholder is an indirect wholly owned subsidiary of Liberty, meaning that we do not have any independent governing body. In addition, we have not adopted corporate governance measures such as the implementation of an audit committee or other independent governing body. It is possible that if we were to appoint a board of directors and include one or more independent directors and adopt some or all of these corporate governance measures, there may be somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. However, our shareholder has the ability to make decisions regarding transactions with related parties and corporate actions that could involve conflicts of interest. In addition, our Chief Executive Officer and President, Michael A. George, became a named executive officer and director of Liberty during 2011. Investors should bear in mind our current lack of independent directors, the positions with Liberty that are held by Mr. George and corporate governance measures in formulating their investment decisions.

The interests of our shareholder may not coincide with your interests and our shareholder may make decisions with which you may disagree
Our shareholder is an indirect wholly owned subsidiary of Liberty. As a “close corporation” under Delaware law, our shareholder, rather than a board of directors, manages our business. As a result, Liberty controls all aspects of our management, including the approval of significant corporate transactions such as a change of control. The interests of Liberty may not coincide with our interests or your interests. For example, Liberty's dependence on our cash flow for servicing Liberty's debt and for other purposes, including payments of dividends on Liberty's capital stock, stock repurchases or to fund acquisitions or other operational requirements of Liberty and its subsidiaries is likely to result in our payment of large dividends to Liberty when permitted by law, the terms of our senior secured credit facility and the indentures governing the notes, which may deplete our retained earnings or require us to borrow under our senior secured credit facility, increasing our leverage and decreasing our liquidity. We have made significant distributions to Liberty in the past. On August 9, 2012 we made a significant distribution to Liberty by incurring additional indebtedness under our senior secured credit facility to fund certain attributed cash balances in connection with the recapitalization of Liberty's common stock into shares of the corresponding series of two new tracking stocks, Liberty Interactive and Liberty Ventures. See Item 1A. "Liberty relationship and related party transactions."
We have a substantial amount of indebtedness, which could adversely affect our financial position and prevent us from fulfilling our debt obligations
We have a substantial amount of indebtedness. As of December 31, 2012, we had total debt of approximately $3.5 billion, consisting of $2,488 million in senior secured notes, $903 million under our senior secured credit facility and $86 million of capital lease obligations. We also had an additional $1.1 billion available for borrowing under our senior secured credit facility as of that date. We may incur significant additional indebtedness in the future.
Our level of indebtedness could limit our flexibility in responding to current market conditions, adversely affect our financial position, prevent us from meeting our obligations under our debt instruments or otherwise restrict our business activities
The existence of and limitations on the availability of our debt could have important consequences. The existence of debt could, among other things:

•	require a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness;

•
limit our ability to use cash flow or obtain additional financing for future working capital, capital expenditures or other general corporate purposes, which reduces the funds available to us for operations and any future business opportunities;

•	increase our vulnerability to general economic and industry conditions; or

•	expose us to the risk of increased interest rates because certain of our borrowings, including borrowings under our credit facility, are at variable interest rates.
Limitations imposed as a part of the debt, such as the availability of credit and the existence of restrictive covenants may, among other things:

•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on the notes and our other indebtedness;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes on satisfactory terms or at all;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	limit our ability to respond to business opportunities.
We may not be able to generate sufficient cash to service our debt obligations
Our ability to make payments on our indebtedness will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
Despite our current level of indebtedness, we may still incur substantially more indebtedness, which could exacerbate the risks associated with our existing indebtedness
We and our subsidiaries may incur substantial additional indebtedness in the future. Our senior secured credit facility and the notes will limit, but not prohibit, us or our subsidiaries from incurring additional indebtedness. Also, our subsidiaries could incur additional indebtedness that is structurally senior to the notes or we and our subsidiaries could incur indebtedness secured by a lien on assets that do not constitute collateral, including assets of ours and our subsidiaries, and the holders of such indebtedness will have the right to be paid first from the proceeds of such assets. If we incur any additional indebtedness that ranks equally with the notes and the guarantees, the holders of that indebtedness will be entitled to share ratably with the holders of the notes and the guarantees in any proceeds distributed in connection with our insolvency, liquidation, reorganization or dissolution. This may have the effect of reducing the amount of proceeds paid to the existing note holders. In addition, existing note holders' rights to the collateral would be diluted by any increase in the indebtedness secured by this collateral. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
Covenants in our debt agreements will restrict our business in many ways
Our senior secured credit facility and the indentures governing the notes contain various covenants that limit our ability and/or our restricted subsidiaries' ability to, among other things:

•	incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons;

•	pay dividends or make distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase debt;

•	make loans, investments and capital expenditures;

•	enter into agreements that restrict distributions from our subsidiaries;

•	sell assets and capital stock of our subsidiaries;

•	enter into sale and leaseback transactions;

•	enter into certain transactions with affiliates;

•	consolidate or merge with or into, or sell substantially all of our assets to, another person; and

•	designate our subsidiaries as unrestricted subsidiaries.

In addition, our senior secured credit facility contains restrictive covenants and requires us to maintain a specified leverage ratio. Our ability to meet this leverage ratio can be affected by events beyond our control, and we may be unable to meet those tests. A breach of any of these covenants could result in a default under our senior secured credit facility, which in turn could result in a default under the indentures governing the notes. Upon the occurrence of an event of default under our senior secured credit facility, the lenders could elect to declare all amounts outstanding under our senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. Our senior secured credit facility, our notes, certain hedging obligations and certain future indebtedness will be secured by a first priority perfected lien in all shares of our capital stock. If the lenders and counterparties under our senior secured credit facility, our notes, certain hedging obligations and certain future indebtedness accelerate the repayment of obligations, we may not have sufficient assets to repay such obligations. Our borrowings under our senior secured credit facility are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will also increase even though the amount borrowed remains the same, and our net income would decrease.
Our ability to pay dividends or make other restricted payments to Liberty is subject to limited restrictions
There are no restrictions under the indentures for the exchange notes on QVC's ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes and QVC's consolidated leverage ratio would be no greater than 3.50 to 1.0 (under QVC's senior secured credit facility, this ratio is 3.25 to 1.0). As a result, Liberty will, in many instances, be permitted to rely on QVC's cash flow for servicing Liberty's debt and for other purposes, including payments of dividends on Liberty's capital stock, if declared, or to fund acquisitions or other operational requirements of Liberty and its subsidiaries. These events may deplete QVC's retained earnings or require QVC to borrow under the senior secured credit facility, increasing QVC's leverage and decreasing liquidity. QVC has made significant distributions to Liberty in the past. On August 9, 2012 we made a significant distribution to Liberty by incurring additional indebtedness under our senior secured credit facility to fund certain attributed cash balances in connection with the recapitalization of Liberty's common stock into shares of the corresponding series of two new tracking stocks, Liberty Interactive and Liberty Ventures. See Item 1A. "Risk Factors."
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own our corporate headquarters and operations center in West Chester, Pennsylvania, which consists of office space and includes executive offices, television studios, showrooms, broadcast facilities and administrative offices for QVC. We also own call centers in San Antonio, Texas; Port St. Lucie, Florida; Chesapeake, Virginia; Bochum and Kassel, Germany, as well as a call center and warehouse in Knowsley, United Kingdom. We own a distribution center in Hücklehoven, Germany and distribution centers in Lancaster, Pennsylvania and West Chester, Pennsylvania; Suffolk, Virginia; Rocky Mount, North Carolina; Florence, South Carolina and Sakura-shi, Chiba, Japan. To supplement the facilities we own, we also lease various facilities in the United States, Japan, Germany, the United Kingdom and Italy for retail outlet stores, office space, warehouse space and call center locations. QVC-Japan is finalizing a new headquarters in Japan that will include executive offices, television studios, showrooms, broadcast facilities, administrative offices and a call center for QVC-Japan. The total expected project cost is approximately $230 million and is expected to be completed in the first half of 2013. The cumulative cost of this project was $205 million through December 31, 2012. QVC-U.K. transitioned to its new leased headquarters that includes executive offices, television studios, showrooms, broadcast facilities and administrative offices for QVC-U.K. in 2012. QVC-U.K. made certain improvements to its new leased facility costing approximately $50 million.
We believe that the duration of each lease is adequate and we do not anticipate any future problems renewing or obtaining suitable leases for our principal properties. We believe that our principal properties, whether owned or leased, are currently adequate for the purposes for which they are used and are suitably maintained for these purposes. From time to time, we consider various alternatives related to our long term facilities needs. While our management believes existing facilities are adequate to meet our short term needs, it may become necessary to lease or acquire additional or alternative space to accommodate future growth.

Item 3. Legal Proceedings
We are not a party to or subject to any material pending legal proceedings. We are parties to various claims and pending litigation as part of the normal course of business. In the opinion of management, the nature and disposition of these matters are considered routine and arising in the ordinary course of business.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
There is no established trading market for our equity securities. There is one holder of record of our equity, Liberty Interactive Corporation ("Liberty").
See also Item 1. "Business," section, "Liberty relationship and related party transactions" related to our dividends to Liberty and note 9 to our consolidated financial statements for our debt issuance descriptions.
Item 6. Selected Financial Data
Omitted under the reduced disclosure format permitted by General Instruction I(2)(a) of Form 10-K.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.
Overview
QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise‑focused televised shopping programs, the internet and mobile applications. In the United States, QVC's live programming is distributed via its nationally televised shopping program 24 hours a day, 364 days per year ("QVC-U.S."). Internationally, QVC's program services are based in Japan ("QVC-Japan"), Germany ("QVC-Germany"), the United Kingdom ("QVC-U.K.") and Italy ("QVC-Italy"). QVC-Japan and QVC-Germany each distribute live programming 24 hours a day and QVC-U.K. distributes its program 24 hours a day with 17 hours of live programming. QVC-Italy launched on October 1, 2010 and is distributing programming live for 17 hours a day on satellite and public television and an additional seven hours a day of recorded programming on satellite television.
On July 4, 2012, QVC entered into a joint venture with China Broadcasting Corporation, a limited liability company, owned by China National Radio (''CNR'') for a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS is distributing live programming for 12 hours per day and recorded programming for 12 hours per day. This joint venture is being accounted for as an equity method investment as a component of loss on investments in the consolidated statements of operations.
QVC-Japan is a venture that is owned 60% by QVC and 40% by Mitsui & Co., LTD ("Mitsui"). QVC and Mitsui share in all profits and losses based on the respective ownership interests.
QVC is an indirect wholly owned subsidiary of Liberty Interactive Corporation (''Liberty''), which owns interests in a broad range of digital commerce businesses. On August 9, 2012, Liberty completed the recapitalization of its common stock into shares of the corresponding series of two new tracking stocks, Liberty Interactive (Nasdaq: LINTA, LINTB) and Liberty Ventures (Nasdaq: LVNTA, LVNTB). QVC is now attributed to the Liberty Interactive tracking stock, which will track the assets and liabilities of Liberty's Interactive Group (the ''Interactive Group''). The Interactive Group does not represent a separate legal entity; rather, it represents those businesses, assets and liabilities that are attributed to that group. Liberty attributed to its Interactive Group those businesses primarily focused on digital commerce.

Strategies and challenges of business units
QVC's goal is to become the preeminent global multimedia shopping community for people who love to shop, and to offer a shopping experience that is as much about entertainment and enrichment as it is about buying. QVC's objective is to provide an integrated shopping experience that utilizes all forms of media including television, the internet and mobile devices. In 2013, QVC intends to employ several strategies to achieve these goals and objectives. Among these strategies are to (i) extend the breadth, relevance and exposure of the QVC brand; (ii) source products that represent unique quality and value; (iii) create engaging presentation content both in televised programming, mobile and online; (iv) leverage customer loyalty and continue multi-platform expansion and (v) create a compelling and differentiated customer experience. In addition, QVC expects to expand globally by leveraging its existing systems, infrastructure and skills in other countries around the world.
QVC's televised shopping program is already received by substantially all the multichannel television households in the U.S., Germany and the U.K. QVC's future net revenue growth will primarily depend on international expansion, sales growth from e-commerce and mobile platforms, additions of new customers from households already receiving QVC's television programming and growth in sales to existing customers and new customers as a result of expansion of the programming reach of QVC-Japan and QVC-Italy. QVC's future net revenue may also be affected by (i) the willingness of multichannel television distributors to continue carrying QVC's programming service; (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult as distributors convert analog customers to digital; (iii) changes in television viewing habits because of personal video recorders, video-on-demand and internet video services and (iv) general economic conditions.
The current economic downturn in the U.S. and in other regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. Global financial markets continue to experience disruptions, including increased volatility and diminished liquidity and credit availability. In particular, the current European debt crisis, particularly most recently in Greece, Italy, Ireland, Portugal and Spain, and related European financial restricting efforts may cause volatility in the European currencies and reduce the purchasing power of European customers. In the event that one or more countries were to replace the Euro with their legacy currency, then our revenue and operating results in such countries, or Europe generally, would likely be adversely affected until stable exchange rates were established and economic confidence restored. In addition, the European crisis is contributing to instability in global credit markets. The world has recently experienced a global macroeconomic downturn, and if economic and financial market conditions in the United States or other key markets, including Europe, remain uncertain, persist, or deteriorate further, our customers may respond by suspending, delaying, or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. Such weak economic conditions may also inhibit our expansion into new European markets. We currently are unable to predict the extent of any of these potential adverse effects.

Results of Operations
QVC's operating results were as follows:

	Years ended December 31,
(in millions)	2012	2011	2010
Net revenue	$8,516	8,268	7,813
Costs of goods sold	5,419	5,278	5,008
Gross profit	3,097	2,990	2,805
Operating expenses:
Operating	715	744	701
SG&A expenses (excluding stock‑based compensation)	554	513	431
Adjusted OIBDA	1,828	1,733	1,673
Stock-based compensation	34	22	18
Depreciation	126	135	128
Amortization of intangible assets	400	439	395
Operating income	1,268	1,137	1,132
Other income (expense):
(Loss) gain on investments	(4)	(2)	105
Gain on financial instruments	48	50	40
Interest expense	(235)	(231)	(415)
Interest income	2	2	2
Foreign currency (loss) gain	2	(2)	(8)
Other expenses	—	—	(23)
	(187)	(183)	(299)
Income before income taxes	1,081	954	833
Income tax expense	(394)	(342)	(282)
Net income	687	612	551
Less net income attributable to the noncontrolling interest	(63)	(52)	(47)
Net income attributable to QVC, Inc. shareholder	$624	560	504
Net revenue
Net revenue was generated in the following geographical areas:

	Years ended December 31,
(in millions)	2012	2011	2010
QVC-U.S.	$5,585	5,412	5,241
QVC-Japan	1,247	1,127	1,015
QVC-Germany	956	1,068	956
QVC-U.K.	641	626	599
QVC-Italy	87	35	2
	$8,516	8,268	7,813

QVC's consolidated net revenue increased 3.0% and 5.8% for the years ended December 31, 2012 and 2011, respectively, as compared to the corresponding prior years. The 2012 increase in net revenue was primarily comprised of $205 million due to a 2.2% increase in average selling price per unit (“ASP”), $154 million due to a 1.7% increase in units sold and a $59 million increase in shipping and handling and other miscellaneous revenue. These amounts were partially offset by $92 million in unfavorable foreign currency rates in all markets and $78 million due to an increase in estimated product returns as a result of the sales increase. Returns as a percent of gross product revenue remained flat at 19.4%.
The 2011 increase in net revenue was primarily comprised of $478 million due to a 5.6% increase in ASP and a $167 million increase due to favorable foreign currency rates in all markets. These increases were partially offset by a $123 million decrease in net revenue due to an increase in estimated product returns, a $56 million decrease due to a 1% decline in units sold and a $5 million decrease due to a decline in shipping and handling revenue and other miscellaneous revenue. Returns as a percent of gross product revenue increased to 19.4% from 18.9% primarily from an increase in apparel and accessories as a percentage of the total mix of products sold.
During the years ended December 31, 2012 and 2011, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected. The percentage increase in revenue for each of QVC's geographic areas in U.S. dollars and in local currency was as follows:

	Percentage increases (decreases) in net revenue
	Year ended December 31, 2012		Year ended December 31, 2011
	U.S. dollars	Local currency	U.S. dollars	Local currency
QVC-U.S.	3.2%	3.2%	3.3%	3.3%
QVC-Japan	10.6%	11.2%	11.0%	1.0%
QVC-Germany	(10.5)%	(3.5)%	11.7%	7.1%
QVC-U.K.	2.4%	3.3%	4.5%	1.0%
In 2012, QVC-U.S. net revenue growth was primarily due to a 3.2% increase in ASP and an increase in shipping and handling revenue, partially offset by an increase in returns associated with the sales increase and change in product mix. QVC-U.S. shipped sales increased mainly due to growth in sales of home, beauty and apparel categories that were partially offset by a decline in electronics and jewelry products. Additionally, QVC-U.S. revenue growth in the fourth quarter of 2012 was adversely impacted by the effects of Hurricane Sandy. The Hurricane did not impact QVC's operations is West Chester, Pennsylvania, U.S. QVC-Japan primarily experienced growth in home, apparel and accessories categories, with the growth for the year also reflective of the earthquake and related events experienced in March 2011 as discussed below in greater detail. QVC-Germany primarily experienced declines in health and fitness, apparel and accessories categories, partially offset by an increase in sales of beauty products. QVC-U.K.'s growth was primarily the result of increased sales in the beauty category. QVC-Italy's sales consisted primarily of cooking and dining, beauty and apparel products.
In 2011, QVC-U.S. net revenue growth was primarily due to an 8.9% increase in ASP offset by a 4.2% decrease in units sold. QVC-U.S. shipped sales increased mainly due to growth in sales of electronics, home and accessories product categories, which were offset by a decline in jewelry sales. QVC-Japan experienced growth in apparel, but was negatively affected by decreases in net revenue related to beauty and jewelry products. The increase in net revenue in QVC-Germany compared to prior year was mainly due to growth in home, jewelry and apparel. QVC-U.K.'s growth was the result of increased sales in home and apparel that was offset by softness in sales in the jewelry category. QVC-Italy's sales consisted primarily of home, beauty, jewelry and apparel products. QVC-Italy's net revenue growth was also positively impacted by a 2.9% decline in returns.
On March 11, 2011, there was a significant earthquake in Japan. As a result, QVC-Japan was off-air for 12 days and experienced an interruption of its business. The QVC-Japan facilities suffered moderate damage. QVC-Japan returned on-air and resumed operations on March 23, 2011. The earthquake and related events impacted the year-to-date December 31, 2011 results; however, QVC-Japan still experienced an increase in 2011 sales results as compared to the prior year.

Gross profit
QVC's gross profit percentage was 36.4%, 36.2% and 35.9% for the three years ended December 31, 2012, 2011 and 2010, respectively. The increase in gross profit percentage in 2012 was primarily due to a favorable net shipping and handling position including warehouse productivity in the U.S.; improved leverage of warehouse costs in Japan and warehouse productivity, including the positive impact of lower return processing, in Germany. The increase in gross profit percentage in 2011 was primarily due to warehouse and freight efficiencies as a result of fewer packages shipped in the U.S.
Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expenses and production costs. Operating expenses decreased $29 million or 3.9% and increased $43 million or 6.1% for the years ended December 31, 2012 and 2011, respectively.
The decrease in 2012 was primarily due to a $23 million decrease in credit card processing fees and a $10 million effect of exchange rates. In regards to the decrease in credit card processing fees, on October 22, 2012, QVC-U.S. reached a favorable $20 million net legal settlement regarding credit card fees, which was recorded as a reduction of operating expenses in the fourth quarter of 2012. The decrease in credit card processing fees was also due to a change in U.S. legislation associated with customer debit card purchases resulting in lower fees charged to merchants. These decreases were partially offset by a $5 million increase in programming and production expenses primarily in the U.S., and to a lesser extent, Japan and Italy.
The increase in 2011 was primarily due to a $19 million effect of exchange rates, growth of $9 million related to QVC-Italy operations, an increase of $10 million in commissions expense primarily due increased fixed fee payments in the U.K. and Japan and an increase of $6 million in programming and production expenses primarily in the U.S., and to a less extent, Germany.
Selling, general and administrative expenses (excluding stock-based compensation)
QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses increased $41 million, and as a percent of net revenue, from 6.2% to 6.5% for the year ended December 31, 2012 and increased $82 million, and as a percent of net revenue, from 5.5% to 6.2% for the year ended December 31, 2011 as a result of a variety of factors.
The increase in 2012 was primarily related to a $31 million increase in personnel expenses, a $9 million increase in marketing expenses, an $8 million increase in bad debt expense and a $6 million increase in rent expense. These increases were partially offset by a $9 million effect of exchange rates and a $7 million increase in credit card income. The increases in personnel expenses were primarily due to merit, benefits and bonus increases primarily in the U.S. and Japan. The increase in marketing expenses was primarily due to QVC-U.S. internet and social media campaigns and a renewal of marketing efforts at QVC-Japan as a result of the earthquake and related events experienced in 2011. The increase in the provision for doubtful accounts was primarily due to the increased use of the Easy-Pay installment program in the U.S. The QVC Easy-Pay Plan (known as Q Pay in Germany and the U.K.) permits customers to pay for items in two or more installments. When the QVC Easy-Pay Plan is offered by QVC and elected by the customer, the first installment is billed to the customer's credit card upon shipment. Generally, the customer's credit card is subsequently billed up to five additional monthly installments until the total purchase price of the products has been billed by QVC. The increase in rent costs was primarily due to duplicate running costs at QVC-U.K. associated with the transition to its new headquarters including a lease cancellation accrual. The increase in credit card income was primarily due to a higher average portfolio balance in the U.S.
The increase in 2011 was primarily due to U.S. net credit card operations income that decreased $33 million (see subsequent paragraph in this section regarding the amended credit card agreement), QVC-Italy's SG&A expenses that increased $11 million and an $11 million impact of exchange rates. The remainder of QVC's SG&A expense variance was primarily in the U.S. as the result of increased online marketing expenses of $16 million, increased outside services of $8 million and increased software maintenance expense of $3 million, offset by a decrease in bad debt expense of $11 million. The increase in outside services for the year ended December 31, 2011 was due primarily to legal services related to (i) the defense of certain alleged patent infringement matters and (ii) the prosecution and defense of certain other intellectual property claims. Further, personnel expenses increased by $9 million primarily in Japan and Germany, and there was an increase of $2 million in charitable contributions related to Japan relief efforts.

Effective August 2, 2010, upon the expiration of the existing contract, QVC-U.S. entered into an amended agreement with a large consumer financial institution (the "Bank") that provides revolving credit directly to QVC's customers solely for the purchase of merchandise from QVC. Under the amended agreement, QVC receives a portion of the economics from the credit card program according to percentages that vary with the performance of the portfolio. The amended agreement, which will expire in August 2015, is substantially different than the expired agreement between the parties. QVC's operating income (and Adjusted OIBDA) have been negatively affected due to the terms of the amended agreement. However, QVC used the $501 million of cash proceeds from the recovery of a noninterest bearing cash deposit maintained at an affiliate of the Bank in connection with the prior arrangement to retire a portion of QVC's outstanding bank facility in 2010. QVC's net credit card income would have been approximately $22 million more favorable in 2011 compared to 2010 based on the terms of the expired contract compared to the amended agreement.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC recorded $34 million, $22 million and $18 million of stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in stock compensation expense during 2012 was primarily the result of a one-time option exchange for certain officers. As described more fully in note 11 in the accompanying financial statements, the option exchange resulted in approximately $8 million of incremental stock-based compensation expense in the fourth quarter of 2012.
Depreciation and amortization
Depreciation and amortization consisted of the following:

	Years ended December 31,
(in millions)	2012	2011	2010
Affiliate agreements	$151	152	152
Customer relationships	172	173	173
Acquisition related amortization	323	325	325
Property, plant and equipment	126	135	128
Software amortization	62	95	51
Channel placement amortization and related expenses	15	19	19
Total depreciation and amortization	$526	574	523
During the fourth quarter of 2011, QVC determined that certain capitalized customer relationship management (“CRM”) software did not meet service-level expectations and desired functionality. As a result, QVC recorded an impairment of certain CRM assets in the amount of $47 million included in depreciation and amortization in the consolidated statement of operations within the QVC-U.S. operating segment.
Gain (loss) on investments
In 2010, QVC sold its ownership interest in GSI Commerce for aggregate cash proceeds of $220 million. QVC recognized a $105 million gain on the sale.
Gain on financial instruments
QVC's swap arrangements do not qualify as cash flow hedges under U.S. GAAP. Accordingly, changes in the fair value of the swaps are reflected in gain on financial instruments in the accompanying consolidated statements of operations. See also Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

Interest expense
Consolidated interest expense increased 1.7% and decreased 44.3% for the years ended December 31, 2012 and 2011, respectively, as compared to the corresponding prior year periods. The increase in 2012 was due to the new $500 million 5.125% Senior Secured Notes due 2022 issued on July 2, 2012 and additional borrowings on our senior secured credit facility during the second half of 2012, partially offset by paydowns on our senior secured credit facility in the first part of 2012. The decrease in 2011 was due to lower effective borrowing rates under the replacement credit agreement completed September 2, 2010 and lower debt balances outstanding compared to the previous year.
Foreign currency gains (losses)
Certain loans between QVC and its subsidiaries were deemed to be short-term in nature, and accordingly, the translation of these loans is recorded on the statements of operations. The change in foreign currency gains (losses) was primarily due to variances in interest and operating payable balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.
Income taxes
QVC's effective tax rate was 36.4% in 2012, 35.8% in 2011 and 33.9% in 2010. For all three years, these rates differ from the U.S. federal income tax rate of 35% primarily due to state tax expense and the effect of permanent differences. In addition, the 2012 and 2010 rates differ due to revisions of expected settlement estimates, and the 2011 rate differs due to expected deferred tax rate changes.
Adjusted Operating Income before Depreciation and Amortization (Adjusted OIBDA)
QVC defines Adjusted OIBDA as net revenue less cost of goods sold, operating expenses and selling, general and administrative expenses (excluding stock compensation). QVC's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate the businesses and make decisions about allocating resources among the businesses. QVC believes that this is an important indicator of the operational strength and performance of the businesses, including the ability to service debt and fund capital expenditures. In addition, this measure allows QVC to view operating results, perform analytical comparisons and perform benchmarking among its businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation, amortization and stock compensation that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.
The primary material limitations associated with the use of Adjusted OIBDA as compared to GAAP results are (i) it may not be comparable to similarly titled measures used by other companies in the industry, and (ii) it excludes financial information that some may consider important in evaluating QVC's performance. QVC compensates for these limitations by providing disclosure of the difference between Adjusted OIBDA and GAAP results, including providing a reconciliation of Adjusted OIBDA to GAAP results, to enable investors to perform their own analysis of QVC's operating results. Refer to note 17 to the accompanying consolidated financial statements for a reconciliation of Adjusted OIBDA to Income before income taxes.
Seasonality
QVC's business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, QVC has earned on average between 22% and 23% of its revenue in each of the first three quarters of the year and 32% of its revenue in the fourth quarter of the year.
Financial Position, Liquidity and Capital Resources
Historically, QVC's primary sources of cash have been cash provided by operating activities and borrowings under QVC's senior secured credit facility. In general, QVC uses this cash to fund its operations, make capital purchases, make payments to Liberty, make interest payments and minimize QVC's outstanding senior secured credit facility balance.
As of December 31, 2012, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.

Availability under QVC's senior secured credit facility as of December 31, 2012 was $1.1 billion. QVC's senior secured credit facility matures in September 2015.
During the year, there were no significant changes to QVC's debt credit ratings.
QVC was in compliance with all debt covenants as of December 31, 2012.
At December 31, 2012 and 2011, outstanding letters of credit totaled $30 and $37 million, respectively.
On March 23, 2010, QVC issued $1 billion of senior secured notes. QVC issued $500 million principal amount of 7.125% Senior Secured Notes due 2017 at par and $500 million principal amount of 7.375% Senior Secured Notes due 2020 at par. QVC used the proceeds to fund the purchase and cancellation of certain then outstanding term loans under the previous bank credit facility that were scheduled to mature on various dates through 2014.
During the third quarter of 2010, QVC entered into a new credit agreement that provided for a $2.0 billion revolving credit facility, with a $250 million sub-limit for standby letters of credit. QVC may elect that the loans extended under the revolving credit agreement bear interest at a rate per annum equal to the ABR Rate or LIBOR, as each is defined in the credit agreement, plus a margin of 0.50% to 3.00% depending on various factors. The credit facility is a multi‑currency facility and there is no prepayment penalty. The loans are scheduled to mature in September of 2015. The proceeds drawn under the new credit facility were used to repay outstanding indebtedness under the previous bank facilities, which are no longer outstanding.
On July 2, 2012, QVC issued $500 million principal amount of 5.125% Senior Secured Notes due 2022 at par. The net proceeds from the issuance of these instruments were used to reduce the outstanding principal under QVC's senior secured credit facility and for general corporate purposes.
During the year ended December 31, 2012, QVC's primary uses of cash were $1,817 million of net dividends to Liberty, $246 million of capital expenditures and a $29 million dividend payment to the minority shareholder of QVC-Japan. These uses of cash were funded primarily with $1,206 million of cash provided by operating activities and $971 million of debt borrowings, net of repayments and capital lease obligations. As of December 31, 2012, QVC's cash balance was $540 million.
The change in cash provided by operating activities for the year ended December 31, 2012 compared to the previous year was primarily due to an increase in net income and variances in accounts receivable, accounts payable and accrued liabilities balances. The variance in accounts receivable was primarily due to the Easy-Pay installment program, the variance in accounts payable was primarily due to timing of payments to vendors and the change in accrued liabilities was primarily due to variances in taxes payable balances.
As of December 31, 2012, $296 million of the $540 million in cash was held by foreign subsidiaries. Cash in foreign subsidiaries is generally accessible, but certain tax consequences may reduce the net amount of cash we are able to utilize for U.S. purposes. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately one-half of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
During the year ended December 31, 2011, QVC's primary uses of cash were $372 million of debt repayments, net of borrowings, and capital lease obligations; $259 million of capital expenditures; $205 million of net dividends to Liberty and a $50 million dividend payment to the minority shareholder of QVC-Japan. These uses of cash were funded primarily with $818 million of cash provided by operating activities. As of December 31, 2011, QVC's cash balance was $560 million.
The change in cash provided by operating activities for the year ended December 31, 2011 compared to the previous year was primarily due to a variance in accounts receivable as a result of the amended agreement with the Bank as discussed above under "Selling, general and administrative expenses." The recovery of the $501 million noninterest bearing deposit maintained with an affiliate of the Bank was recorded within operating activities in the consolidated statements of cash flows.

During the year ended December 31, 2010, QVC's primary uses of cash were $1,237 million of debt repayments, net of borrowings, and capital lease obligations; $220 million of capital expenditures and a $63 million dividend payment to the minority shareholder of QVC-Japan. These uses of cash were funded primarily with $1,204 million of cash provided by operating activities and $220 million in proceeds from joint ventures and equity investees. The recovery of the $501 million noninterest bearing cash deposit maintained with an affiliate of the Bank was recorded within operating activities in the consolidated statements of cash flows (see above discussion of the amended agreement with the Bank under "Selling, general and administrative expenses"). As of December 31, 2010, QVC's cash balance was $621 million.
There are no restrictions under the indentures for the exchange notes on QVC's ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes and QVC's consolidated leverage ratio would be no greater than 3.50 to 1.0 (under QVC's senior secured credit facility, this ratio is 3.25 to 1.0). As a result, Liberty will, in many instances, be permitted to rely on QVC's cash flow for servicing Liberty's debt and for other purposes, including payments of dividends on Liberty's capital stock, if declared, or to fund acquisitions or other operational requirements of Liberty and its subsidiaries. These events may deplete QVC's retained earnings or require QVC to borrow under the senior secured credit facility, increasing QVC's leverage and decreasing liquidity. QVC has made significant distributions to Liberty in the past.
Capital expenditures spending in 2013 is expected to be approximately $275 million.
Refer to the chart under the "Off-balance Sheet Arrangements and Aggregate Contractual Obligations" section below for additional information concerning the amount and timing of expected future payments under QVC's contractual obligations at December 31, 2012.
QVC has contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible QVC may incur losses upon the conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, that may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.
Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations at December 31, 2012 is summarized below:

	Payments due by period
(in millions)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt (1)	$3,403	—	903	500	2,000
Interest payments(2)	1,304	206	381	328	389
Capital lease obligations (including imputed interest)	95	14	23	20	38
Operating lease obligations	160	21	26	17	96
Purchase obligations and other	1,326	1,294	26	6	—
(1) Amounts exclude capital lease obligations and the original issue discount on the 7.5% Senior Secured Notes.
(2) Amounts (i) are based on the terms of QVC Inc.'s senior secured credit facility and senior secured notes, (ii) assumes the interest rates on the floating rate debt remain constant at the rates in effect as of December 31, 2012, (iii) assumes that our existing debt is repaid at maturity, (iv) is inclusive of interest rate swaps entered into as of the date of these financial statements and (v) excludes capital lease obligations.

Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2011-04, which amends Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” to result in common fair value measurements and disclosures between accounting principles generally accepted in the United States of America and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments change the wording used to describe fair value measurement requirements and disclosures, but often do not result in a change in the application of current guidance. Certain amendments clarify the intent about the application of existing fair value measurement requirements, while certain other amendments change a principle or requirement for fair value measurement or disclosure. QVC adopted this guidance as of January 1, 2012, and adoption did not have an impact on its consolidated financial position, results of operations or cash flows.
In June 2011, the FASB issued Accounting Standard Update No. 2011-05, which amends ASC Topic 220, “Comprehensive Income,” to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of comprehensive income as part of the statement of changes in shareholders' equity. The updated guidance requires that all nonowner changes in shareholders' equity be presented either as a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is limited to the form and content of the financial statements and disclosures. QVC adopted this guidance, as amended, as of January 1, 2012 and adoption did not have an impact on its consolidated financial position, results of operations or cash flows.
In December 2011, the FASB issued Accounting Standards Update No. 2011-11, which amends ASC Subtopic 210-20, “Offsetting.” The guidance requires enhanced disclosures with improved information about financial instruments and derivative instruments that are either (i) offset in accordance with current guidance or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current guidance. This guidance is effective for interim and annual periods beginning after January 1, 2013. The guidance is limited to the form and content of disclosures and QVC does not anticipate that the adoption of this guidance will have an impact on its consolidated financial position, results of operations or cash flows.
In July 2012, the FASB issued Accounting Standards Update No. 2012-02, which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. The amendment permits an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. The guidance is effective for QVC beginning in fiscal 2013; however, early adoption is permitted. QVC adopted this guidance during the third quarter of 2012. There was no impact to QVC's financial statements upon adoption of this standard.
In February 2013, the FASB issued ASU No. 2013-02, which amends ASC Topic 220, Comprehensive Income and requires that companies present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements. The standard requires that companies present either in a single note, or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies will instead cross reference to the related footnote for additional information. The guidance will be effective for QVC beginning in fiscal 2013 and QVC has not early adopted this standard. ASU 2013-02 is limited to the form and content of disclosures and QVC does not anticipate that the adoption of this guidance will have an impact on its consolidated financial position, results of operations or cash flows.

Critical Accounting Estimates
The preparation of consolidated financial statements in conformity with GAAP requires QVC to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates include, but are not limited to, sales returns, uncollectible receivables, inventory obsolescence, medical and other benefit related costs, depreciable lives of fixed assets, internally developed software, valuation of acquired intangible assets and goodwill, income taxes and stock‑based compensation. QVC bases its estimates on historical experience and on various other assumptions that QVC believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. In addition, as circumstances change, QVC may revise the basis of its estimates accordingly.
Fair value measurements
QVC records several assets and liabilities in the consolidated balance sheet at fair value on a recurring basis. QVC has adopted the GAAP prescribed hierarchy that prioritizes inputs to valuation techniques used to measure fair value of financial and nonfinancial instruments.
Goodwill and long-lived assets
QVC's long-lived asset valuations are primarily comprised of the annual assessment of the recoverability of goodwill and other nonamortizable intangibles, such as trademarks and the evaluation of the recoverability of other long-lived assets upon certain triggering events. If the carrying value of long-lived assets exceeds their undiscounted cash flows, QVC is required to write the carrying value down to the fair value. Any such writedown is included in depreciation/amortization in the consolidated statements of operations. A high degree of judgment is required to estimate the fair value of the long-lived assets. QVC may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. QVC may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Due to the high degree of judgment involved in estimation techniques, any value ultimately derived from the long-lived assets may differ from the estimate of fair value. As each of QVC's operating segments has long-lived assets, this critical accounting estimate affects the financial position and results of operations of each segment.
QVC utilized a qualitative assessment for determining whether step one of the goodwill impairment analysis was necessary, and concluded it was not. In evaluating goodwill on a qualitative basis, QVC reviewed the business performance of each reporting unit, evaluated other relevant factors and determined that it was not more likely than not that an impairment existed for any of QVC's reporting units. The Company considered whether there was any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods.
The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 were as follows:

(in millions)	QVC-Domestic	QVC-International	QVC-U.S.	QVC-U.K.	QVC-Germany	QVC-Japan	QVC-Italy	Total
Balance as of December 31, 2010	$4,315	932	—	—	—	—	—	5,247
Reallocation and exchange rate fluctuations	(4,315)	(932)	4,169	203	328	393	146	(8)
Balance as of December 31, 2011	—	—	4,169	203	328	393	146	5,239
Acquisitions and exchange rate fluctuations	—	—	21	9	6	(44)	3	(5)
Balance as of December 31, 2012	$—	—	4,190	212	334	349	149	5,234
As as result of the reorganization of the reporting structure in 2011 discussed in note 17, goodwill was reallocated among reporting units on the basis of the relative fair values.

Retail related adjustments and allowances
QVC records adjustments and allowances for sales returns, inventory obsolescence and uncollectible receivables. Each of these adjustments is estimated based on historical experience. Sales returns are calculated as a percent of sales and are netted against revenue in the consolidated statement of operations. For the years ended December 31, 2012, 2011 and 2010, sales returns represented 19.4%, 19.4% and 18.9% of gross product revenue, respectively. The inventory obsolescence reserve is calculated as a percent of inventory at the end of a reporting period based on, among other factors, the average inventory balance for the preceding twelve months and historical experience with liquidated inventory. The change in the reserve is included in cost of goods sold in the consolidated statements of operations. At December 31, 2012, inventory was $909 million, which was net of the obsolescence adjustment of $89 million. At December 31, 2011, inventory was $906 million, which was net of the obsolescence adjustment of $90 million. The allowance for doubtful accounts is calculated as a percent of accounts receivable at the end of a reporting period, and it is based on historical experience, with the change in such allowance being recorded as bad debt expense in the consolidated statements of operations. At December 31, 2012, trade accounts receivable was $1,055 million, net of the allowance for doubtful accounts of $74 million. At December 31, 2011, trade accounts receivable was $1,020 million, net of the allowance for doubtful accounts of $79 million. Each of these adjustments requires management judgment. Actual results could differ from management's estimates.
Accounting for income taxes
QVC is required to estimate the amount of tax payable or refundable for the current year and the deferred income tax liabilities and assets for the future tax consequences of events that have been reflected in the financial statements or tax returns for each taxing jurisdiction in which QVC operates. This process requires management to make judgments regarding the timing and probability of the ultimate tax impact of the various agreements and transactions into which QVC enters. Based on these judgments, QVC may record tax reserves or adjustments to valuation allowances on deferred tax assets to reflect the expected realizability of future tax benefits. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which QVC operates, QVC's inability to generate sufficient future taxable income or unpredicted results from the final determination of each year's liability by taxing authorities. These changes could have a significant impact on QVC's financial position.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
QVC is exposed to market risk in the normal course of business due to ongoing investing and financial activities and the conduct of operations by subsidiaries in different foreign countries. Market risk refers to the risk of loss arising from adverse changes in stock prices, interest rates and foreign currency exchange rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. QVC has established procedures and internal processes governing the management of market risks and the use of financial instruments to manage exposure to such risks.
Interest rate risk
QVC is exposed to changes in interest rates primarily as a result of borrowing activities. QVC manages the exposure to interest rates by maintaining what QVC believes is an appropriate mix of fixed and variable rate debt. QVC believes this best protects itself from interest rate risk. QVC also achieves this mix by entering into interest rate swap arrangements when deemed appropriate. As of December 31, 2012, QVC's debt, excluding capital leases and unamortized discounts, was comprised of $2.5 billion of fixed rate debt and $903 million of variable rate debt. The weighted average rate of all of QVC's variable rate debt was 1.9% and the weighted average rate of all of QVC's fixed rate debt (including capital leases) was 6.8% as of December 31, 2012.
During the third quarter of 2009, QVC entered into seven interest rate swap arrangements with an aggregate notional amount of $1.8 billion. Such arrangements provided for payments that began in March 2011 and will extend to March 2013. QVC makes fixed payments at rates ranging from 2.98% to 3.67% and receives variable payments at 3 month LIBOR (0.31% at December 31, 2012). Additionally, during 2011, QVC entered into seven additional interest rate swap arrangements with an aggregate notional amount of $1.4 billion that partially offset the existing 2009 swap arrangements. Such arrangements provided for payments that began in June 2011 and will extend to March 2013. QVC receives fixed payments ranging from 0.57% to 0.95% and pays variable payments at 3 month LIBOR (0.31% at December 31, 2012). QVC's swap arrangements do not qualify as cash flow hedges under U.S. GAAP. Accordingly, changes in the fair value of the swaps are reflected in gain on financial instruments in the accompanying consolidated statements of operations.

QVC periodically assess the effectiveness of the derivative financial instruments. With regard to interest rate swaps, QVC monitors the fair value of interest rate swaps as well as the effective interest rate the interest rate swap yields in comparison to historical interest rate trends.
QVC's interest rate swaps are executed with counterparties who are well known major financial institutions with high credit ratings. While QVC believes these interest rate swaps effectively mitigate interest rate risk, they are subject to counterparty credit risk. Counterparty credit risk is the risk that the counterparty is unable to perform under the terms of the interest rate swaps upon settlement of the swaps. To protect itself against credit risk associated with these counterparties, QVC generally executes interest rate swaps with several different counterparties.
Due to the importance of these derivative instruments to its risk management strategy, QVC actively monitors the creditworthiness of each of these counterparties. Based on this analysis, QVC currently considers nonperformance by any of its counterparties to be unlikely.
Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of shareholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the year ended December 31, 2012 would have been impacted by approximately $6 million for every 1% change in foreign currency exchange rates relative to the U.S. dollar.
The credit facility provides QVC the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of December 31, 2012, QVC had borrowings of 5.5 billion Japanese yen, equivalent to $63 million based on an exchange rate of 86.75 Japanese yen per U.S. dollar, outstanding under the credit facility. As of December 31, 2012, the foreign currency exchange exposure to these borrowings approximated $1 million for every 1% change in the Japanese yen exchange rate per U.S. dollar.
Item 8. Financial Statements and Supplementary Data
The consolidated financial statements of QVC, Inc. are filed under this Item. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10‑K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e) ("the Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
See Management's Report on Internal Control Over Financial Reporting.
Item 9B. Other Information
None.

MANAGEMENT'S REPORT ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
QVC, Inc. ("QVC" or the "Company") management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements and related disclosures in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements and related disclosures in accordance with generally accepted accounting principles; (3) provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the consolidated financial statements and related disclosures.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
The Company assessed the design and effectiveness of internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.
Based upon our assessment using the criteria contained in COSO, management has concluded that, as of December 31, 2012, QVC's internal control over financial reporting is effectively designed and operating effectively.
This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's Report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only Management's Report in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Shareholder‑Director of QVC, Inc.:
We have audited the accompanying consolidated balance sheets of QVC, Inc. and Subsidiaries (the "Company"), a wholly owned subsidiary of Liberty Interactive Corporation, as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QVC, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Philadelphia, Pennsylvania
February 28, 2013

QVC, Inc.
Consolidated Balance Sheets
Years ended December 31, 2012 and 2011

(in millions)	2012	2011
Assets
Current assets:
Cash and cash equivalents	$540	560
Restricted cash	15	15
Accounts receivable, less allowance for doubtful accounts of $74 million in 2012 and $79 million in 2011	1,055	1,020
Inventories	909	906
Deferred income taxes	151	138
Prepaid expenses	53	54
Total current assets	2,723	2,693
Property, plant and equipment, net	1,131	1,084
Cable and satellite television distribution rights, net	764	905
Goodwill	5,234	5,239
Other intangible assets, net	3,509	3,624
Other noncurrent assets	77	25
Total assets	$13,438	13,570
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$12	10
Accounts payable-trade	566	491
Accrued liabilities	955	817
Total current liabilities	1,533	1,318
Long-term portion of debt and capital lease obligations	3,465	2,480
Deferred compensation	12	11
Deferred income taxes	1,410	1,534
Other long-term liabilities	184	208
Total liabilities	6,604	5,551
Equity:
QVC, Inc. shareholder's equity:
Common stock, $0.01 par value	—	—
Additional paid-in capital	6,665	6,644
(Accumulated deficit) retained earnings	(161)	1,052
Accumulated other comprehensive income	186	194
Total QVC, Inc. shareholder's equity	6,690	7,890
Noncontrolling interest	144	129
Total equity	6,834	8,019
Total liabilities and equity	$13,438	13,570

See accompanying notes to consolidated financial statements.

QVC, Inc.
Consolidated Statements of Operations
Years ended December 31, 2012, 2011 and 2010

(in millions)	2012	2011	2010
Net revenue	$8,516	8,268	7,813
Cost of goods sold	5,419	5,278	5,008
Gross profit	3,097	2,990	2,805
Operating expenses:
Operating	715	744	701
Selling, general and administrative, including stock based compensation	588	535	449
Depreciation	126	135	128
Amortization of intangible assets	400	439	395
	1,829	1,853	1,673
Operating income	1,268	1,137	1,132
Other income (expense):
(Loss) gain on investments	(4)	(2)	105
Gain on financial instruments	48	50	40
Interest expense	(235)	(231)	(415)
Interest income	2	2	2
Foreign currency gain (loss)	2	(2)	(8)
Other	—	—	(23)
	(187)	(183)	(299)
Income before income taxes	1,081	954	833
Income tax expense	(394)	(342)	(282)
Net income	687	612	551
Less net income attributable to the noncontrolling interest	(63)	(52)	(47)
Net income attributable to QVC, Inc. shareholder	$624	560	504

See accompanying notes to consolidated financial statements.

QVC, Inc.
Consolidated Statements of Comprehensive Income
Years ended December 31, 2012, 2011 and 2010

(in millions)	2012	2011	2010
Net income	$687	612	551
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(27)	(10)	(39)
Cash flow hedging derivatives	—	—	46
Unrealized loss on investment	—	—	(77)
Total other comprehensive loss	(27)	(10)	(70)
Total comprehensive income	660	602	481
Comprehensive income attributable to noncontrolling interest	(44)	(57)	(62)
Comprehensive income attributable to QVC, Inc. shareholder	$616	545	419

See accompanying notes to consolidated financial statements.

QVC, Inc.
Consolidated Statements of Cash Flows
Years ended December 31, 2012, 2011 and 2010

(in millions)	2012	2011	2010
Operating activities:
Net income	$687	612	551
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on investments	4	2	(105)
Deferred income taxes	(134)	(116)	(104)
Foreign currency translation (gain) loss	(2)	2	8
Depreciation	126	135	128
Amortization of intangible assets	400	439	395
Change in fair value of interest rate swaps and noncash interest	(39)	(42)	73
Stock-based compensation	34	22	18
Change in other long-term liabilities	2	(1)	—
Effects of changes in working capital items	128	(235)	240
Net cash provided by operating activities	1,206	818	1,204
Investing activities:
Capital expenditures, net	(246)	(259)	(220)
Expenditures for cable and satellite television distribution rights	(2)	(2)	(4)
Cash paid for joint ventures and acquisitions of businesses, net of cash received	(95)	—	—
Proceeds from joint ventures and equity investees	—	—	220
Decrease in restricted cash	2	1	2
Changes in other noncurrent assets	(3)	4	(7)
Net cash used in investing activities	(344)	(256)	(9)
Financing activities:
Principal payments of debt and capital lease obligations	(1,246)	(837)	(4,142)
Principal borrowings of debt	1,717	465	1,905
Proceeds from issuance of senior secured notes	500	—	1,000
Payment of debt origination fees	(7)	—	(27)
Other financing activities	20	—	—
Dividends paid to Liberty, net	(1,817)	(205)	(9)
Dividend paid to noncontrolling interest	(29)	(50)	(63)
Net cash used in financing activities	(862)	(627)	(1,336)
Effect of foreign exchange rate changes on cash and cash equivalents	(20)	4	14
Net decrease in cash and cash equivalents	(20)	(61)	(127)
Cash and cash equivalents, beginning of year	560	621	748
Cash and cash equivalents, end of year	$540	560	621
Effects of changes in working capital items:
(Increase) decrease in accounts receivable	$(50)	(167)	356
Decrease (increase) in inventories	2	29	(66)
Decrease (increase) in prepaid expenses	3	(1)	(15)
Increase (decrease) in accounts payable‑trade	88	(29)	50
Increase (decrease) in accrued liabilities and other	85	(67)	(85)
	128	(235)	240
Supplemental cash flow information:
Cash paid for taxes-to Liberty	$338	358	266
Cash paid for taxes-other	128	145	127
Cash paid for interest	215	231	319

See accompanying notes to consolidated financial statements.

QVC, Inc.
Consolidated Statements of Equity
Years ended December 31, 2012, 2011 and 2010

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, January 1, 2010	1	$—	6,563	248	294	123	7,228
Net income	—	—	—	504	—	47	551
Other comprehensive income (expense):
Foreign currency translation adjustments, net of income tax expense of $1 million	—	—	—	—	(54)	15	(39)
Cash flow hedging derivatives, net of income tax expense of $28 million	—	—	—	—	46	—	46
Unrealized loss on investment, net of income tax benefit of $9 million	—	—	—	—	(15)	—	(15)
Reclassification adjustment for gain recognized in net income, net of tax benefit of $33 million	—	—	—	—	(62)	—	(62)
Contribution received from (dividend paid to) Liberty and other	—	—	25	(42)	—	(63)	(80)
Tax benefit resulting from exercise of employee stock options	—	—	7	—	—	—	7
Stock‑based compensation	—	—	18	—	—	—	18
Balance, December 31, 2010	1	—	6,613	710	209	122	7,654
Net income	—	—	—	560	—	52	612
Other comprehensive income (expense):
Foreign currency translation adjustments, net of income tax benefit of $10 million	—	—	—	—	(15)	5	(10)
Contribution received from (dividend paid to) Liberty and other	—	—	1	(218)	—	(50)	(267)
Tax benefit resulting from exercise of employee stock options	—	—	8	—	—	—	8
Stock‑based compensation	—	—	22	—	—	—	22
Balance, December 31, 2011	1	—	6,644	1,052	194	129	8,019
Net income	—	—	—	624	—	63	687
Other comprehensive income (expense):
Foreign currency translation adjustments, net of income tax benefit of $21 million	—	—	—	—	(8)	(19)	(27)
Dividend paid to Liberty and other	—	—	(33)	(1,837)	—	(29)	(1,899)
Tax benefit resulting from exercise of employee stock options	—	—	20	—	—	—	20
Stock‑based compensation	—	—	34	—	—	—	34
Balance, December 31, 2012	1	$—	6,665	(161)	186	144	6,834

See accompanying notes to consolidated financial statements.

QVC, Inc.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(1) Basis of Presentation
QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise‑focused televised shopping programs, the internet and mobile applications. In the United States, QVC's live programming is distributed via its nationally televised shopping program 24 hours a day, 364 days per year ("QVC-U.S."). Internationally, QVC's program services are based in Japan ("QVC-Japan"), Germany ("QVC-Germany"), the United Kingdom ("QVC-U.K.") and Italy ("QVC-Italy"). QVC-Japan and QVC-Germany each distribute live programming 24 hours a day and QVC-U.K. distributes its program 24 hours a day with 17 hours of live programming. QVC-Italy launched on October 1, 2010, and is distributing programming live for 17 hours a day on satellite and public television and an additional seven hours a day of recorded programming on satellite television.
On July 4, 2012, QVC entered into a joint venture with China Broadcasting Corporation, a limited liability company, owned by China National Radio (''CNR'') for a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS is distributing live programming for 12 hours a day and recorded programming for 12 hours a day. This joint venture is being accounted for as an equity method investment as a component of loss on investments in the consolidated statements of operations.
We are an indirect wholly owned subsidiary of Liberty Interactive Corporation ("Liberty"), which owns interests in a broad range of digital commerce businesses. On August 9, 2012, Liberty completed the recapitalization of its common stock into shares of the corresponding series of two new tracking stocks, Liberty Interactive (Nasdaq: LINTA, LINTB) and Liberty Ventures (Nasdaq: LVNTA, LVNTB). We are now attributed to the Liberty Interactive tracking stock, which tracks the assets and liabilities of Liberty's Interactive Group (the "Interactive Group"). The Interactive Group does not represent a separate legal entity; rather, it represents those businesses, assets and liabilities that are attributed to that group. Liberty attributed to its Interactive Group those businesses primarily focused on digital commerce. Liberty also attributed to its Interactive Group its 37% ownership interest in HSN, Inc., one of our two closest televised shopping competitors (see also Item 1. "Business," section "Competition"). To fund the cash requirements of Liberty Ventures, Liberty attributed $1.35 billion in cash to Liberty Ventures, which was funded by the Interactive Group. Such attributed cash balance consisted of cash from Liberty's balance sheet and $1.15 billion of dividends paid by us to Liberty through our available cash on hand and $800 million in borrowings under our senior secured credit facility. Immediately after the recapitalization, we had $870 million of total outstanding borrowings under our senior secured credit facility and $1.1 billion of undrawn availability. The senior secured credit facility is further discussed in note 9.
During 2009, QVC underwent a recapitalization pursuant to which all of QVC's outstanding shares of common stock were canceled and exchanged for a single share of QVC's common stock in a many-for-one reverse stock split. The Company had one share of common stock authorized and outstanding as of December 31, 2012 and 2011.
The Company has a venture with Mitsui & Co., LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. The noncontrolling interests at December 31, 2012 and 2011 were $144 million and $129 million, respectively. During the years ended December 31, 2012, 2011 and 2010, QVC-Japan paid dividends to Mitsui of $29 million, $50 million and $63 million, respectively.
The consolidated financial statements included the accounts of the Company and its majority‑owned subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.

QVC, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

(2) Summary of Significant Accounting Policies
(a) Cash and cash equivalents
All highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents were $424 million and $493 million at December 31, 2012 and 2011, respectively. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximates their fair values (Level 1).
(b) Restricted cash
Restricted cash at December 31, 2012 and 2011 primarily includes a cash deposit with a third party trustee that provides financial assurance that the Company will fulfill its obligations in relation to claims under its workers' compensation policy.
(c) Accounts receivable
A provision for customer bad debts is provided as a percentage of accounts receivable based on historical experience and is included within selling, general and administrative expense. A provision for noncustomer bad debt expense, related to amounts due from vendors for unsold and returned products, is provided based on an estimate of the probable expected losses and is included in cost of goods sold.
(d) Inventories
Inventories, consisting primarily of products held for sale, are stated at the lower of cost or market. Cost is determined by the average cost method, which approximates the first-in, first-out method. Assessments about the realizability of inventory require the Company to make judgments based on currently available information about the likely method of disposition including sales to individual customers, returns to product vendors, liquidations and the estimated recoverable values of each disposition category.
(e) Property, plant and equipment
The costs of property, plant and equipment are capitalized and depreciated over their estimated useful lives using the straight-line method beginning in the month of acquisition or in-service date. Transponders under capital leases are stated at the present value of minimum lease payments. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in net income. The costs of maintenance and repairs are charged to expense as incurred.
The Company is party to several transponder capacity arrangements as a lessee, which are accounted for as capital leases.
(f) Capitalized interest
The Company capitalizes interest cost incurred on debt during the construction of major projects exceeding one year. Capitalized interest was $2 million, $2 million and $5 million for the years ended years ended December 31, 2012, 2011 and 2010, respectively.
(g) Internally developed software
Internal software development costs are capitalized in accordance with guidance on accounting for the costs of computer software developed or obtained for internal use, and are classified within other intangible assets in the accompanying consolidated balance sheets. The Company amortizes computer software and internal software development costs over an estimated useful life of three years using the straight-line method.
(h) Goodwill
Goodwill represents the excess of costs over the fair value of the net assets of businesses acquired. Goodwill is not amortized. Goodwill is tested annually for impairment, and more frequently if events and circumstances indicated that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeded the reporting unit's fair value.

QVC, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 were as follows:

(in millions)	QVC-Domestic	QVC-International	QVC-U.S.	QVC-U.K.	QVC-Germany	QVC-Japan	QVC-Italy	Total
Balance as of December 31, 2010	$4,315	932	—	—	—	—	—	5,247
Reallocation and exchange rate fluctuations	(4,315)	(932)	4,169	203	328	393	146	(8)
Balance as of December 31, 2011	—	—	4,169	203	328	393	146	5,239
Acquisitions and exchange rate fluctuations	—	—	21	9	6	(44)	3	(5)
Balance as of December 31, 2012	$—	—	4,190	212	334	349	149	5,234
As as result of the reorganization of the reporting structure in 2011 discussed in note 17, goodwill was reallocated among reporting units on the basis of the relative fair values.
The Company utilized a qualitative assessment for determining whether step one of the goodwill impairment analysis was necessary, and concluded it was not. In evaluating goodwill on a qualitative basis, the Company reviewed the business performance of each reporting unit, evaluated other relevant factors and determined that it was not more likely than not that an impairment existed for any of the Company's reporting units. The Company considered whether there was any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods.
If a step one test would have been necessary based on the qualitative factors, the Company would have compared the estimated fair value of a reporting unit to its carrying value. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in the Company's valuation analysis are based on management's best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts. For those reporting units whose carrying value exceeds the fair value, a second test is required to measure the impairment loss (the Step 2 Test). In the Step 2 Test, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit with any residual value being allocated to goodwill. The difference between such allocated amount and the carrying value of the goodwill is recorded as an impairment charge if the allocated amount is less than the carrying value of the reporting unit goodwill.
(i) Translation of foreign currencies
Assets and liabilities of foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustments, net of applicable income taxes, are recorded as a component of accumulated other comprehensive income in equity.
Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in the accompanying consolidated statements of operations as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions.
(j) Revenue recognition
The Company recognizes revenue at the time of delivery to customers. The revenue for shipments in-transit is recorded as deferred revenue.
The Company's policy is to allow customers to return merchandise for up to thirty days after the date of shipment. An allowance for returned merchandise is provided at the time revenue is recorded as a percentage of sales based on historical experience. The total reduction in net revenue due to returns for the years ended years ended December 31, 2012, 2011 and 2010 aggregated to $1,965 million, $1,900 million and $1,739 million, respectively.

QVC, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

The Company evaluates the criteria for reporting revenue gross as a principal versus net as an agent, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, the Company is the primary obligor in the arrangement, has inventory risk, has latitude in establishing the selling price and selecting suppliers, and accordingly, records revenue gross.
Sales and use taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net revenue in the accompanying consolidated statements of operations.
(k) Cost of goods sold
Cost of goods sold primarily includes actual product cost, provision for obsolete inventory, buying allowances received from suppliers, shipping and handling costs and warehouse costs.
(l) Advertising costs
Advertising costs are expensed as incurred. Advertising costs amounted to $91 million, $81 million and $56 million for the years ended December 31, 2012, 2011 and 2010, respectively. These costs were included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
(m) Stock-based compensation
As more fully described in note 11, the Company and Liberty have granted certain stock‑based awards to employees of the Company. The Company measures the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the award).
Included in selling, general and administrative expenses in the accompanying consolidated statements of operations were the following net amounts of stock‑based compensation expense (in millions):

Year ended:
December 31, 2012	$34
December 31, 2011	22
December 31, 2010	18
(n) Impairment of long-lived assets
The Company reviews long-lived assets, such as property, plant and equipment, internally developed software and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Impairment charges are recognized as an acceleration of depreciation expense or amortization expense in the consolidated statement of operations.
During the fourth quarter of 2011, the Company determined that certain capitalized customer relationship management (“CRM”) software did not meet our service-level expectations and desired functionality. As a result, the Company recorded an impairment of certain CRM assets in the amount of $47 million included in depreciation and amortization in the statement of operations within the QVC-U.S. operating segment.

QVC, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

(o) Derivatives
The Company accounts for derivatives and hedging activities in accordance with standards issued by the Financial Accounting Standards Board (“FASB”), which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Fair value is based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. For derivatives designated as hedges, changes in the fair value are either offset against the changes in fair value of the designated hedged item through earnings or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.
The Company generally enters into derivative contracts that it intends to designate as a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). For all hedging relationships, the Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in accumulated other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash flow hedge is reported in earnings.
During the years ended December 31, 2012, 2011 and 2010, QVC entered into several interest rate swap arrangements to mitigate the interest rate risk associated with interest payments related to its variable rate debt. QVC assesses the effectiveness of its interest rate swaps using the hypothetical derivative method. During 2012, 2011 and 2010, QVC's elected interest terms did not effectively match the terms of the swap arrangements. As a result, the swaps did not qualify as cash flow hedges. Changes in fair value of these interest rate swaps of $48 million, $50 million and $37 million were included in gain on financial instruments in the consolidated statements of operations in 2012, 2011 and 2010, respectively.
(p) Income taxes
Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The effect on deferred tax assets and liabilities of an enacted change in tax rates is recognized in income in the period that includes the enactment date.
When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Such interest expense is included in interest expense in the accompanying consolidated statements of operations. Any accrual of penalties related to underpayment of income taxes on uncertain tax positions is included in other income (expense) in the accompanying consolidated statements of operations.
(q) Noncontrolling interest
The Company reports the noncontrolling interest of QVC-Japan within equity in the consolidated balance sheets and the amount of consolidated net income attributable to the noncontrolling interest is presented in the consolidated statements of operations.

QVC, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

(r) Business acquisitions
Acquired businesses are accounted for using the acquisition method of accounting, which requires the Company to record assets acquired and liabilities assumed at their respective fair values with the excess of the purchase price over estimated fair values recorded as goodwill. The assumptions made in determining the fair value of acquired assets and assumed liabilities as well as asset lives can materially impact the results of operations. The Company obtains information during due diligence and through other sources to establish respective fair values. Examples of factors and information that the Company uses to determine the fair values include tangible and intangible asset evaluations and appraisals and evaluations of existing contingencies and liabilities. If the initial valuation for an acquisition is incomplete by the end of the quarter in which the acquisition occurred, the Company will record a provisional estimate in the financial statements. The provisional estimate will be finalized as soon as information becomes available, but not later than one year from the acquisition date.
(s) Investment in affiliate
The Company holds an investment in China that is accounted for using the equity method. The equity method of accounting is used when we exercise significant influence, but do not have operating control, generally assumed to be 20%-50% ownership. Under the equity method, original investments are recorded at cost and adjusted by our share of undistributed earnings or losses of these companies. The excess of the Company's cost on its underlying interest in the net assets of the affiliate is allocated to identifiable intangible assets and goodwill. This excess is allocated to the affiliate's broadcast license and goodwill in the amounts of $23 million and $1 million, respectively. Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.
(t) Use of estimates in the preparation of consolidated financial statements
The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates include, but are not limited to, sales returns, uncollectible receivables, inventory obsolescence, medical and other benefit related costs, depreciable lives of fixed assets, internally developed software, valuation of acquired intangible assets and goodwill, income taxes and stock‑based compensation.
(u) Recent accounting pronouncements
In May 2011, the FASB issued Accounting Standard Update No. 2011-04, which amends Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, to result in common fair value measurements and disclosures between U.S. GAAP and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments change the wording used to describe fair value measurement requirements and disclosures, but often do not result in a change in the application of current guidance. Certain amendments clarify the intent about the application of existing fair value measurement requirements, while certain other amendments change a principle or requirement for fair value measurement or disclosure. QVC adopted this guidance as of January 1, 2012, and adoption did not have an impact on its consolidated financial position, results of operations or cash flows.
In June 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, Comprehensive Income, to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of comprehensive income as part of the statement of changes in shareholders' equity. The updated guidance requires that all nonowner changes in shareholders' equity be presented either as a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is limited to the form and content of the financial statements and disclosures. QVC adopted this guidance, as amended, as of January 1, 2012 and adoption did not have an impact on its consolidated financial position, results of operations or cash flows.

QVC, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

In December 2011, the FASB issued ASU No. 2011-11, which amends ASC Subtopic 210-20, Offsetting. The guidance requires enhanced disclosures with improved information about financial instruments and derivative instruments that are either (i) offset in accordance with current guidance or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current guidance. This guidance is effective for interim and annual periods beginning after January 1, 2013. The guidance is limited to the form and content of disclosures and QVC does not anticipate that the adoption of this guidance will have an impact on its consolidated financial position, results of operations or cash flows.
In July 2012, the FASB issued ASU No. 2012-02, which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. The amendment permits an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. The guidance is effective for QVC beginning in fiscal 2013; however, early adoption is permitted. QVC adopted this guidance during the third quarter of 2012. There was no impact to QVC's financial statements upon adoption of this standard.
In February 2013, the FASB issued ASU No. 2013-02, which amends ASC Topic 220, Comprehensive Income and requires that companies present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements. The standard requires that companies present either in a single note, or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies will instead cross reference to the related footnote for additional information. The guidance will be effective for QVC beginning in fiscal 2013 and QVC has not early adopted this standard. ASU 2013-02 is limited to the form and content of disclosures and QVC does not anticipate that the adoption of this guidance will have an impact on its consolidated financial position, results of operations or cash flows.
(v) Reclassifications
Certain prior period amounts have been reclassified to conform with current period presentation.
(3) Distribution of Subsidiary
On May 6, 2010, the Company distributed 100% of its interest in one of its consolidated subsidiaries, Commerce Technologies, Inc. ("Commerce"), to Liberty. The transfer was recorded at book value and the Company recognized no gain or loss on the transaction and is included in Contribution received from (dividend paid to) Liberty and other in the consolidated statements of equity. At the time of the transfer, the net book value of Commerce consisted of the following components (in millions):

Cash	$12
Goodwill	9
Other assets	10
Liabilities	(10)
Net book value	$21
(4) Accounts Receivable
The Company has two credit programs, the QVC Easy-Pay Plan (known as Q Pay in Germany and the United Kingdom) and the QVC-U.S. revolving credit card program. The QVC Easy-Pay Plan permits customers to pay for items in two or more installments. When the QVC Easy-Pay Plan is offered by QVC and elected by the customer, the first installment is billed to the customer's credit card upon shipment. Generally, the customer's credit card is subsequently billed up to five additional monthly installments until the total purchase price of the products has been billed by the Company.
Prior to August 2, 2010, the Company had an agreement with a large consumer financial institution (the "Bank") whereby the Bank provided revolving credit directly to QVC customers solely for the purchase of merchandise from the Company. The Company was required to maintain noninterest bearing deposits with an affiliate of the Bank based upon the aggregate size of the portfolio balance. The Company received a fee that varied based on the performance of the portfolio and was offset by a servicing fee retained by the Bank.

QVC, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

Effective August 2, 2010, upon the expiration of the existing agreement, the Company entered into an amended agreement that expires in August 2015 with the Bank. Under the amended agreement, the Company receives a portion of the economics from the credit card program according to percentages that vary with the performance of the portfolio. Upon entering into the amended agreement, the Company recovered its noninterest bearing cash deposit maintained in connection with the prior agreement in the amount of $501 million, which is included in the effects of changes in working capital items on the consolidated statement of cash flows. This deposit had previously been recorded as a component of accounts receivable.
The net amount of finance income resulting from credit card operations is included as a reduction of selling, general and administrative expenses and comprised the following:

	Years ended December 31,
(in millions)	2012	2011	2010
Finance charges earned on customers' account balances	$—	—	81
Less service fees	—	—	(10)
Subtotal	—	—	71
Finance income under amended agreement	65	58	20
Net finance income	$65	58	91
The Company also accepts major credit cards for its sales. Accounts receivable from major credit cards represents amounts owed to QVC from the credit card clearing houses for amounts billed but not yet collected.
Accounts receivable consisted of the following:

	December 31,
(in millions)	2012	2011
QVC Easy-Pay plan	$816	808
Major credit card and other receivables	313	291
	1,129	1,099
Less allowance for doubtful accounts	(74)	(79)
Accounts receivable, net	$1,055	1,020
A summary of activity in the allowance for doubtful accounts was as follows:

(in millions)	Balance beginning of year	Additions‑ charged to expense	Deductions‑ write-offs	Change in revolving credit card program	Balance end of year
2012	$79	75	(80)	—	74
2011	66	68	(55)	—	79
2010	81	78	(73)	(20)	66
Pursuant to the amended agreement with the Bank, QVC is no longer responsible for reimbursing the Bank for bad debts related to the portfolio. QVC had a balance of $20 million reserved for portfolio bad debt as of the date of the commencement of the amended arrangement. QVC recognizes this amount as reduction of selling, general, and administrative expenses over the 5 year life of the amended agreement.
The carrying value of accounts receivable, adjusted for the reserves described above, approximates fair value as of December 31, 2012, 2011 and 2010.

QVC, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

(5) Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	December 31,		Estimated useful
(in millions)	2012	2011	life
Land	$96	104	N/A
Buildings and improvements	878	834	8 - 20 years
Furniture and other equipment	411	408	2 - 8 years
Broadcast equipment	91	83	3 - 5 years
Computer equipment	185	167	2 - 4 years
Transponders (note 10)	137	150	8 - 15 years
Projects in progress	199	151	N/A
	1,997	1,897
Less accumulated depreciation	(866)	(813)
Property, plant and equipment, net	$1,131	1,084
QVC-Japan is finalizing a new headquarters in Japan that will include executive offices, television studios, showrooms, broadcast facilities, administrative offices and a call center for QVC-Japan. The total expected project cost is approximately $230 million and is expected to be completed in the first half of 2013. The cumulative cost of this project was $205 million through December 31, 2012.
QVC-U.K. transitioned to its new leased headquarters that includes executive offices, television studios, showrooms, broadcast facilities and administrative offices for QVC-U.K. in 2012. QVC-U.K. made certain improvements to its new leased facility costing approximately $50 million.
(6) Cable and Satellite Television Distribution Rights, Net
Cable and satellite television distribution rights consisted of the following:

	December 31,
(in millions)	2012	2011
Cable and satellite television distribution rights	$2,304	2,284
Less accumulated amortization	(1,540)	(1,379)
Cable and satellite television distribution rights, net	$764	905
The Company enters into affiliation agreements with cable and satellite television providers for carriage of the Company's shopping service, as well as for certain channel placement. If these cable and satellite affiliates were to add additional subscribers to the agreement through acquisition, the Company may be required to make additional payments.
The Company's ability to continue to sell products to its customers is dependent on its ability to maintain and renew these affiliation agreements. In some cases, renewals are not agreed upon prior to the expiration of a given agreement while the programming continues to be carried by the relevant distributor without an effective agreement in place. The Company does not have distribution agreements with some of the cable operators that carry its progamming.
Cable and satellite television distribution rights are amortized using the straight-line method over the lives of the individual agreements. The remaining weighted average lives of the cable and satellite television distribution rights was approximately 4.8 years at December 31, 2012. The Company recorded amortization expense of $163 million, $167 million and $169 million for the years ended December 31, 2012, 2011 and 2010, respectively, related to cable and satellite television distribution rights.

QVC, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

As of December 31, 2012, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

2013	$166
2014	162
2015	159
2016	158
2017	107
In return for carrying the QVC signals, each programming distributor in the United States receives an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs and certain internet sales to customers located in the programming distributor's service areas. In Japan, Germany, the United Kingdom and Italy, programming distributors receive an agreed-upon annual fee, a monthly fee per subscriber regardless of the net sales or a variable percentage of net sales. The Company recorded expense related to these commissions of $296 million, $299 million and $280 million for the years ended December 31, 2012, 2011 and 2010, respectively, which is included as part of operating expenses in the accompanying consolidated statements of operations.
(7) Other Intangible Assets, Net
Other intangible assets consisted of the following:

	December 31,				Weighted average remaining life (years)
	2012		2011
(in millions)	Gross cost	Accumulated amortization	Gross cost	Accumulated amortization

Purchased and internally developed software	$575	(352)	473	(307)	2.2
Affiliate and customer relationships	2,445	(1,624)	2,440	(1,446)	4.8
Debt origination fees	54	(18)	47	(11)	6.4
Trademarks (indefinite life)	2,429	—	2,428	—	—
	$5,503	(1,994)	5,388	(1,764)	4.3
During the years ended December 31, 2012, 2011 and 2010, the Company recorded $237 million, $272 million and $226 million, respectively of amortization expense related to other intangible assets.
During the fourth quarter of 2011, the Company determined that certain capitalized customer relationship management (“CRM”) software did not meet our service‑level expectations and desired functionality. As a result, the Company recorded an impairment of certain CRM assets in the amount of $47 million included in depreciation and amortization in the statement of operations within the QVC-U.S. operating segment.
As of December 31, 2012, the amortization expense and interest expense for each of the next five years ended December 31 was as follows (in millions):

2013	$272
2014	260
2015	230
2016	181
2017	119

QVC, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

(8) Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
(in millions)	2012	2011
Accounts payable non-trade	$264	257
Income taxes	154	74
Accrued compensation and benefits	100	95
Allowance for sales returns	92	85
Deferred revenue	85	88
Sales and other taxes	62	41
Liability for consigned goods sold	56	69
Accrued interest	50	36
Other	92	72
	$955	817
(9) Long-Term Debt and Interest Rate Swap Arrangements
Long-term debt consisted of the following:

		December 31,
(in millions)	2012	2011
7.125% Senior Secured Notes	$500	500
7.5% Senior Secured Notes, net of original issue discount	988	986
7.375% Senior Secured Notes	500	500
5.125% Senior Secured Notes	500	—
Senior secured credit facility	903	434
Capital lease obligations	86	70
Total debt	3,477	2,490
Less current portion	(12)	(10)
Long-term portion of debt and capital lease obligations	$3,465	2,480
(a) Senior Secured Notes due 2017
On March 23, 2010, QVC issued $500 million principal amount of 7.125% Senior Secured Notes due 2017 at par. The senior secured notes have equal priority to the bank credit facility. The notes are secured by the stock of QVC and certain of its subsidiaries. Interest is payable semi-annually.
(b) Senior Secured Notes due 2019
On September 25, 2009, QVC issued $1 billion principal amount of 7.5% Senior Secured Notes due 2019 at an issue price of 98.278%. The senior secured notes have equal priority to the bank credit facility. The notes are secured by the stock of QVC and certain of its subsidiaries. Interest is payable semi-annually.
(c) Senior Secured Notes due 2020
On March 23, 2010, QVC issued $500 million principal amount of 7.375% Senior Secured Notes due 2020 at par. The senior secured notes have equal priority to the bank credit facility. The notes are secured by the stock of QVC and certain of its subsidiaries. Interest is payable semi-annually.

QVC, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

(d) Senior Secured Notes due 2022
On July 2, 2012, QVC issued $500 million principal amount of 5.125% Senior Secured Notes due 2022 at par. The senior secured notes have equal priority to the bank credit facility. The notes are secured by the stock of QVC and certain of its subsidiaries. Interest is payable semi-annually.
The net proceeds from the issuance of these instruments were used to reduce the outstanding principal under QVC's senior secured credit facility and for general corporate purposes.
(e) Senior secured credit facility
On September 2, 2010, QVC entered into a new credit agreement that provides for a $2 billion revolving credit facility, with a $250 million sub-limit for standby letters of credit. QVC may elect that the loans extended under the revolving credit agreement bear interest at a rate per annum equal to the ABR Rate or LIBOR, as each is defined in the credit agreement, plus a margin of 0.50% to 3.00% depending on various factors. The credit facility is a multi-currency facility and there is no prepayment penalty. The loans are scheduled to mature in September of 2015.
The senior secured credit facility is secured by the stock of QVC.
QVC had $1.1 billion available under the terms of the senior secured credit facility at December 31, 2012.
(f) Five year maturities
The annual principal debt maturities, excluding capital lease obligations, for each of the next five years is as follows (in millions):

2013	—
2014	—
2015	903
2016	—
2017	500
(g) Interest rate swap arrangements
During the third quarter of 2009, QVC entered into seven interest rate swap arrangements with an aggregate notional amount of $1.8 billion. Such arrangements provided for payments that began in March 2011 and will extend to March 2013. QVC makes fixed payments at rates ranging from 2.98% to 3.67% and receives variable payments at 3 month LIBOR (0.31% at December 31, 2012). Additionally, during 2011, QVC entered into seven additional interest rate swap arrangements with an aggregate notional amount of $1.4 billion that partially offset the existing 2009 swap arrangements. Such arrangements provided for payments that began in June 2011 and will extend to March 2013. QVC receives fixed payments ranging from 0.57% to 0.95% and pays variable payments at 3 month LIBOR (0.31% at December 31, 2012). QVC's swap arrangements do not qualify as cash flow hedges under U.S. GAAP. Accordingly, changes in the fair value of the swaps are reflected in gain on financial instruments in the accompanying consolidated statements of operations.
QVC entered into these interest rate swap arrangements to mitigate the interest rate risk associated with interest payments related to its variable rate debt.
At December 31, 2012, the fair value of the swap instruments was a net liability position of $12 million, of which $13 million was included in accrued liabilities, offset by $1 million included in prepaid expenses in the consolidated balance sheet. At December 31, 2011, the fair value was a net liability position of $59 million, of which $61 million was included in other long-term liabilities, offset by $2 million included in other noncurrent assets in the consolidated balance sheet.
(h) Other
QVC was in compliance with all of its debt covenants at December 31, 2012.
At December 31, 2012 and 2011, outstanding letters of credit totaled $30 and $37 million, respectively.

QVC, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

QVC recognized a loss from the early extinguishment of debt in 2010 in the amount of $22 million, which, was included in other income (expense) in the consolidated statements of operations.
After considering the effects of the interest rate swaps, the weighted average rate applicable to all of the outstanding debt and interest rate swaps was 7.0% as of December 31, 2012.
(10) Leases and Transponder Service Arrangements
Future minimum payments under noncancelable operating leases and capital transponder leases with initial terms of one year or more at December 31, 2012 consisted of the following:

(in millions)	Capital transponders	Operating leases
Year ended December 31:
2013	$14	21
2014	12	14
2015	11	12
2016	10	9
2017	10	8
Thereafter	38	96
Total	$95	160
In the U.S., we uplink our analog and digital programming transmissions using a third‑party service. Both transmissions are uplinked to protected, non-preemptible transponders on two U.S. satellites. “Protected” status means that, in the event of a transponder failure, our signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. “Non-preemptible” status means that, in the event of a transponder failure, our transponders cannot be preempted in favor of a user of a failed transponder, even another user with “protected status.” Our international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on four international satellites. Our transponder service agreement for our U.S. transponders expires at the end of the lives of the satellites, which are currently estimated to be in 2019. Our transponder service agreements for our international transponders expire in 2013 through 2022.
The Company has entered into nine separate agreements with transponder suppliers to transmit its signals in the U.S., Germany. and the U.K. via various satellites at an aggregate monthly cost of $1 million. In 2012, two new agreements were entered into, resulting in the capitalization of an additional $24 million of capital lease obligations and related assets. In 2011, two new agreements were entered into, resulting in the capitalization of an additional $35 million of capital lease obligations and related assets. Depreciation expense related to the transponders was $11 million, $14 million and $13 million for the years ended December 31, 2012, 2011 and 2010, respectively. Total future minimum lease payments of $95 million include $9 million of imputed interest.
QVC's ability to continue to sell products to its customers is dependent on its ability to maintain uninterrupted broadcast via its satellite transponder network.
Expenses for operating leases, principally for data processing equipment and facilities, and for satellite uplink service agreements amounted to $31 million, $24 million and $22 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The Company entered into a twenty-one year operating lease for its QVC-U.K. headquarters that commenced in 2012, which was included in the future minimum operating lease payments in the above table.

QVC, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

(11) Stock Options and Other Share-Based Payments
QVC employees and officers received stock options (the “Options”) and restricted shares in LINTA and LVNTA common stock in accordance with the Liberty Interactive Corporation 2000 Incentive Plan, as amended from time to time; the Liberty Interactive Corporation 2007 Incentive Plan, as amended from time to time and the Liberty Interactive Corporation 2010 Incentive Plan, as amended from time to time (collectively, the “Liberty Incentive Plan”).
(a) Stock options
In August 2012, the LINTA stock was split into two tracking stocks, LINTA and LVNTA. The split was one LVNTA share for every 20 LINTA shares. Under the Liberty Incentive Plan, the Options have an exercise price equal to or greater than the fair market value of a share of LINTA and LVNTA common stock at the date of the grant. Under the Liberty Incentive Plan, the Options have a seven year term from the date of grant, with the Options generally becoming exercisable over four years from the date of grant, vesting in eight equal semi-annual traunches.
For accounting purposes, the Options are classified as equity‑based awards.
During the fourth quarter of 2012, Liberty entered into an option exchange transaction that required a series of transactions with certain officers of the Company in order to recognize tax deductions associated with the stock options in the current year versus future years (the "Option Exchange"). On December 4, 2012 (the "Grant Date"), there was an acceleration of (i) each unvested in-the-money option to acquire shares of LINTA and (ii) each unvested in-the-money option to acquire shares of LVNTA, in each case, held by certain officers (collectively, the "Eligible Optionholders"). Following this acceleration, also on the Grant Date, each Eligible Optionholder exercised, on a net settled basis, substantially all of his or her outstanding in-the-money vested and unvested options to acquire LINTA shares and LVNTA shares (the "Eligible Options"), and:

•
with respect to each vested Eligible Option, Liberty granted the Eligible Optionholder a vested new option with substantially the same terms and conditions as the exercised vested Eligible Option, except that the exercise price for the new option is the closing price per LINTA or LVNTA share, as applicable, on The Nasdaq Global Select Market on the Grant Date;

•	and with respect to each unvested Eligible Option:

◦
the Eligible Optionholder sold to Liberty the shares of LINTA or LVNTA, as applicable, received upon exercise of such unvested Eligible Option on the Grant Date for cash equal to the closing price per LINTA or LVNTA share, as applicable, on The Nasdaq Global Select Market on the grant date;

◦
each Eligible Optionholder used the proceeds of that net sale to purchase from Liberty at that price an equal number of restricted LINTA or LVNTA shares, as applicable; which have a vesting schedule identical to that of the exercised unvested Eligible Option; and

◦
Liberty granted the Eligible Optionholder an unvested new option, with substantially the same terms and conditions as the exercised unvested Eligible Option, except that (a) the number of shares underlying the new option is equal to the number of shares underlying such exercised unvested Eligible Option less the number of restricted shares purchased from Liberty as described above and (b) the exercise price of the new option is the closing price per LINTA or LVNTA share, as applicable, on The Nasdaq Global Select Market on the grant date.

This Option Exchange was considered a modification under ASC 718-Stock Compensation. The unamortized value of the unvested Eligible Options that were exercised was $25 million, of which $23 million related to LINTA and $2 million related to LVNTA, and will be expensed over the vesting periods of the restricted shares attributable to the exercise of those options. The grant of new vested options resulted in incremental compensation expense in the fourth quarter of 2012 of $8 million, of which $7 million related to LINTA and $1 million related to LVNTA. The grant of new unvested options resulted in incremental compensation expense totaling $16 million and $3 million for LINTA and LVNTA, respectively, which will be amortized over the vesting periods of those options.

QVC, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

A summary of the activity of the Liberty Incentive Plan with respect to the LINTA Options granted to QVC employees and officers as of and during the years ended December 31, 2012, 2011 and 2010 is presented below:

	Options	Weighted average exercise price	Aggregate intrinsic value (000s)	Weighted average remaining life (years)
Outstanding at January 1, 2010	11,158,534	$4.92	$66,109	6.2
Granted	3,459,829	12.97
Exercised	(1,810,458)	4.59
Forfeited	(434,559)	5.86
Outstanding at December 31, 2010	12,373,346	7.18	106,270	5.4
Granted	5,883,749	15.99
Exercised	(1,759,090)	5.41
Forfeited	(1,057,706)	7.76
Outstanding at December 31, 2011	15,440,299	10.70	85,216	5.1
Granted	5,373,916	16.44
Exercised	(5,037,685)	6.10
Option Exchange, granted	4,326,392	19.26
Option Exchange, exercised	(5,218,291)	14.48
Forfeited	(142,639)	12.85
Outstanding at December 31, 2012	14,741,992	14.53	75,897	4.6
Exercisable at December 31, 2012	5,528,824	$11.92	$42,899	3.8
A summary of the activity of the Liberty Incentive Plan with respect to the LVNTA Options granted to QVC employees and officers as of and during the year ended December 31, 2012 is presented below:

	Options	Weighted average exercise price	Aggregate intrinsic value (000's)	Weighted average remaining life (years)
Outstanding at January 1, 2012	—	$—	$—	—
Granted	328,617	36.82
Exercised	(59,967)	17.65
Option Exchange, granted	160,639	58.80
Option Exchange, exercised	(208,683)	36.01
Forfeited	—	—
Outstanding at December 31, 2012	220,606	58.80	1,977	4.6
Exercisable at December 31, 2012	59,967	$58.80	$537	3.6
Upon employee exercise of the Options, the exercise price is remitted to Liberty in exchange for the shares. The aggregate intrinsic value of all options exercised during the years ended December 31, 2012, 2011 and 2010 was $97 million, $20 million and $18 million, respectively.
The weighted average fair value at date of grant of a LINTA Option granted, excluding the Option Exchange, during the years ended years ended December 31, 2012, 2011 and 2010 was $6.66, $7.32 and $5.38, respectively. The weighted average fair value at date of grant of a LINTA Exchange Option granted during the year ended December 31, 2012 was $6.94. The weighted average fair value at date of grant of a LVNTA Option granted, excluding the Option Exchange, during the year ended December 31, 2012 was $15.22. The weighted average fair value at date of grant of a LVNTA Exchange Option granted during the year ended December 31, 2012 was $25.69.

QVC, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

During the years ended December 31, 2012, 2011 and 2010, the fair value of each LINTA Option was determined as of the date of grant using the Black‑Scholes option pricing model with the following assumptions:

	2012	2011	2010
Weighted average expected volatility	41.9%	44.8%	46.4%
Expected term (years)	5.2	5.9	4.6
Risk free interest rate	0.8%	1.2%-2.5%	2.3%
Expected dividend yield	—	—	—
During the year ended December 31, 2012, the fair value of each LVNTA Option was determined as of the date of grant using the Black‑Scholes option pricing model with the following assumptions:

2012
Weighted average expected volatility	49.9%
Expected term (years)	4.9
Risk free interest rate	0.6%
Expected dividend yield	—
Expected volatility is based on historical and implied volatilities of LINTA and LVNTA common stock over a period commensurate with the expected term of the Options. The Company estimates the expected term of the Options based on historical exercise and forfeiture data. The volatility used in the calculation for the Options is based on the historical volatility of Liberty's stocks and the implied volatility of publicly traded Liberty options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject Options.
The fair value of the Options is recognized as expense over the requisite service period, net of estimated forfeitures. Based on QVC's historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 10% for all participants. We will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.
As of December 31, 2012, 2011 and 2010, the Company recorded $29 million, $18 million and $15 million, respectively, of stock‑based compensation expense related to the Options. The total unrecognized compensation cost related to unvested Options, net of estimated forfeitures, was approximately $64 million as of December 31, 2012. Such amount will be recognized in the Company's consolidated statements of operations. These LINTA Options had a weighted average life of 4.0, 4.1, and 4.9 for the years ended December 31, 2012, 2011 and 2010. These LVNTA Options had a weighted average life of 5.6 years at December 31, 2012.

QVC, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

(b) Restricted stock plan
A summary of the activity of the Liberty Incentive Plan with respect to the LINTA restricted shares granted to QVC employees and officers as of and during the years ended December 31, 2012, 2011 and 2010 is presented below:

	Restricted Shares	Weighted average grant date fair value
Outstanding at January 1, 2010	1,315,310	$3.59
Granted	586,586	12.97
Lapsed	(322,077)	3.60
Forfeited	(61,650)	4.83
Outstanding at December 31, 2010	1,518,169	7.16
Granted	375,160	16.33
Lapsed	(443,478)	6.39
Forfeited	(139,379)	8.69
Outstanding at December 31, 2011	1,310,472	9.83
Granted	657,247	16.84
Lapsed	(490,150)	8.09
Forfeited	(23,421)	13.25
Outstanding at December 31, 2012	1,454,148	$12.75
A summary of the activity of the Liberty Incentive Plan with respect to the LVNTA restricted shares granted to QVC employees and officers as of and during the year ended December 31, 2012 is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	—	$—
Granted	66,350	31.72
Lapsed	(461)	22.78
Forfeited	(347)	36.75
Outstanding at December 31, 2012	65,542	$31.75
As of December 31, 2012, 2011 and 2010, the Company recorded $5 million, $4 million and $3 million, respectively, of stock‑based compensation expense related to these shares. The total unrecognized compensation cost related to restricted shares of LINTA and LVNTA common stock was approximately $12 million as of December 31, 2012. Such amount will be recognized in the Company's consolidated statements of operations. Restricted shares of LINTA common stock had a weighted average life of 2.5, 2.1, and 2.6 years for the years ended December 31, 2012, 2011 and 2010. Restricted shares of LVNTA common stock had a weighted average life of 2.3 years at December 31, 2012.
(12) Retirement, Savings and Deferred Compensation Plans
QVC-U.S. sponsors a defined contribution plan, the QVC, Inc. 401(k) Matched Savings, Retirement and Success Sharing Plan (the "Plan"). The Plan, which covers substantially all U.S. employees, permits eligible employees to contribute to the Plan on a pre-tax salary reduction basis in accordance with the Internal Revenue Code. Employees may contribute to the Plan immediately upon their start date, with employer contributions beginning after completion of one year of service. Beginning on January 1, 2010, the Company matched a portion of the voluntary employee contributions to the Plan by contributing one dollar for every one dollar contributed by the employee up to 6% of their eligible compensation. Employees become fully vested in employer contributions immediately. The aggregate cost of the Plan, and similar predecessor plans, net of forfeitures, charged to expense was $11 million for each of the years ended December 31, 2012, 2011 and 2010, respectively.

QVC, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

QVC-Germany sponsors a defined contribution Flexible Benefits Plan (the "Benefits Plan") that covers certain employees after six months of service. QVC-Germany's contribution rate to the Benefits Plan amounts to 3% of the eligible annual employee's salary not exceeding the annual social security ceiling plus 9% of the annual salary exceeding the social security ceiling. The cost charged to expense was $1 million for each of the years ended December 31, 2012, 2011 and 2010, respectively.
QVC-U.K. sponsors a defined contribution Employee Pension Plan (the "Pension Plan"), which permits QVC-U.K.'s employees to make contributions at a minimum of 4% of their salary to the Pension Plan on a pre-tax salary reduction basis. Substantially all full-time employees are eligible to participate following the successful completion of a three month probation period. QVC-U.K. contributed an amount equal to 8% of the employee's salary in 2012, 2011 and 2010. The cost charged to expense was $4 million, $3 million and $2 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The Company offers an unfunded, unsecured deferred compensation plan (the "Deferred Plan") for employees who meet various eligibility requirements, most notably their annual salary exceeds a certain threshold. These eligible employees may elect to defer all or a portion of their salary and earn interest on these amounts. On amounts deferred before December 31, 2005, interest accrues at 12% per annum through a future date originally specified by the employee, and after such time the interest then accrues at the prime lending rate, per the index defined in the Deferred Plan, plus 3%. On amounts deferred after December 31, 2005, interest accrues at the prime lending rate, per the index defined in the Deferred Plan, plus 3%.
(13) Income Taxes
Income tax expense (benefit) consisted of the following:

	Years ended December 31,
(in millions)	2012	2011	2010
Current:
U.S. federal	$369	313	282
State and local	23	28	(8)
Foreign jurisdiction	136	117	112
Total	528	458	386
Deferred:
U.S. federal	(121)	(97)	(87)
State and local	(7)	(15)	(4)
Foreign jurisdiction	(6)	(4)	(13)
Total	(134)	(116)	(104)
Total income tax expense	$394	342	282
Pre-tax income was as follows:

	Years ended December 31,
(in millions)	2012	2011	2010
QVC-U.S.	$865	785	663
QVC-Japan	253	199	187
QVC-Germany	29	32	27
QVC-U.K.	(17)	(2)	(6)
QVC-Italy	(49)	(60)	(38)
Consolidated QVC	$1,081	954	833

QVC, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

Total income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years ended December 31,
	2012	2011	2010
Provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.0%	0.9%	(1.0)%
Foreign taxes	1.3%	1.3%	1.2%
Change in valuation allowance	—%	—%	(0.2)%
Foreign earnings repatriation	(1.1)%	(1.1)%	(1.0)%
Permanent differences	0.1%	—%	(0.5)%
Other, net	0.1%	(0.3)%	0.4%
Total income tax expense	36.4%	35.8%	33.9%
The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
(in millions)	2012	2011
Deferred tax assets:
Accounts receivable, principally due to the allowance for doubtful accounts and related reserves for the uncollectible accounts	$29	31
Inventories, principally due to obsolescence reserves and additional costs of inventories for tax purposes pursuant to the Tax Reform Act of 1986	39	39
Allowance for sales returns	33	31
Deferred compensation	27	33
Unrecognized federal and state tax benefits	31	32
Accrued liabilities	29	27
Other	42	42
Subtotal	230	235
Valuation allowance	(1)	(1)
Total deferred tax assets	229	234
Deferred tax liabilities:
Depreciation and amortization	(1,455)	(1,579)
Cumulative translation of foreign currencies	(33)	(51)
Total deferred tax liabilities	(1,488)	(1,630)
Net deferred tax liability	$(1,259)	(1,396)
The valuation allowance for deferred tax assets was $1 million at December 31, 2012 and 2011. The current and prior year valuation allowance exists, in part, due to the uncertainty of whether or not the benefit of certain foreign tax credits will ultimately be utilized for income tax purposes.
The Company has recognized tax benefits from the exercise of employee stock options that reduced taxes payable and were credited to additional paid-in capital. The amount of the tax benefits were $29 million, $8 million and $7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

QVC, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

The Company entered into a Tax Liability Allocation and Indemnification Agreement (the “Agreement”), dated April 26, 2004, with Liberty Interactive LLC (“Liberty LLC”). The Agreement establishes the methodology for the calculation and payment of income taxes in connection with the consolidation of the Company with Liberty for income tax purposes. Generally, the Agreement provides that the Company will pay Liberty LLC an amount equal to the tax liability, if any, that it would have if it were to file as a consolidated group separate and apart from Liberty, with exceptions for the treatment and timing of certain items, including but not limited to deferred intercompany transactions, credits, and net operating and capital losses. To the extent that the separate company tax expense is different from the payment terms of the Agreement, the difference is recorded as either a dividend or capital contribution. The differences recorded during the years ended December 31, 2012, 2011 and 2010 were $47 million in dividends, $10 million in dividends and $40 million in net capital contributions, respectively, and related primarily to foreign tax credits recognized by QVC that are creditable under the Agreement when and if utilized in Liberty's consolidated tax return. The amounts of the tax-related balance due to Liberty at December 31, 2012 and 2011 were $70 million and $21 million, respectively, and are included in accrued liabilities in the accompanying consolidated balance sheets.
The Company has provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries. The Company expects the amount of foreign tax credits available on those undistributed earnings to offset the U.S. income tax liability and to result in an incremental benefit related to the increased utilization of foreign tax credits. The amount of the U.S. income tax benefit recorded in the years ended December 31, 2012, 2011 and 2010 on those undistributed earnings was $12 million, $10 million and $8 million, respectively.
A reconciliation of the 2012 beginning and ending amount of the liability for unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2012	$99
Decreases related to prior year tax positions	(11)
Increases related to current year tax positions	10
Settlements	(2)
Lapse of statute	(1)
Balance at December 31, 2012	$95
Included in the balance of unrecognized tax benefits at December 31, 2012 are potential benefits of $62 million (net of $33 million federal tax benefit) that, if recognized, would affect the effective rate on income from continuing operations.
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other income (expense). The amount of reported interest expense (income) on unrecognized tax benefits during the years ended December 31, 2012, 2011 and 2010 was $1 million, $(1) million and $(5) million, respectively. The Company had approximately $22 million and $21 million of interest expense accrued at December 31, 2012 and 2011, respectively. The Company reported no penalty expense in 2012 and penalty expense of $1 million on unrecognized tax benefits during the years ended December 31, 2011 and 2010, respectively.
The Company has tax positions for which the amount of related unrecognized tax benefits could change during 2013. These include federal transfer pricing and nonfederal tax issues. The amount of unrecognized tax benefits related to the transfer pricing issue could increase by less than $1 million in 2013 as a result of potential settlements and revisions to settlement estimates. The amount of unrecognized tax benefits related to nonfederal tax issues could have a net decrease of $6 million in 2013 as a result of potential settlements, lapsing of statute of limitations and revisions to settlement estimates.
The Company participates in a consolidated federal return filing with Liberty. As of December 31, 2011, the Company's tax years through 2008 are closed for federal income tax purposes, and the IRS has completed its examination of the Company's 2009, 2010, and 2011 tax years. The Company's 2012 tax year is being examined currently as part of the Liberty consolidated return under the IRS's Compliance Assurance Process (“CAP”) program. The Company is currently under examination in the states of California, Minnesota, New York, North Carolina, New Jersey, Pennsylvania, New York City, and in the U.K., Germany and Japan.

QVC, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

(14) Commitments and Contingencies
The Company has contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that the amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.
Network and information systems, including the internet and telecommunication systems, third party delivery services and other technologies are critical to our business activities. Substantially all our customer orders, fulfillment and delivery services are dependent upon the use of network and information systems, including the use of third party telecommunication and delivery service providers. If information systems including the internet or telecommunication services are disrupted, or if the third party delivery services experience a disruption in their transportation delivery services, we could face a significant disruption in fulfilling our customer orders and shipment of our products. We have active disaster recovery programs in place to help mitigate risks associated with these critical business activities.
(15) Business Acquisitions and Investment in Affiliate
On February 21, 2012, the Company acquired 100% of the outstanding shares of Send the Trend, Inc. ("STT"). STT is an e-commerce company based in New York, NY, U.S. that provides customers a way to shop for personalized fashion accessories and beauty products. The Company believes that this transaction will strengthen its penetration in e-commerce as well as provide additional growth opportunities within the broader apparel, jewelry and accessories categories due to STT's proprietary personalization software. The purchase agreements also provide for a promissory note and additional payments to be made based upon the achievement of certain objectives. The Company does not expect the additional payments to be material to the financial statements.
On December 31, 2012, the Company acquired substantially all of the assets of Oodle, Inc. ("Oodle"). Oodle is a social marketplace company based in San Mateo, CA, U.S. where users buy and sell with friends, friends-of-friends, neighbors, co-workers, and other people in their local community. Oodle provides a sophisticated technology platform that is expected to help us capitalize on the growing consumer trend of discovering new products via social media as well as grow our customer base and strengthen our brand as an innovative retailer. The purchase agreements also provide for additional payments to be made based upon the achievement of certain objectives. The Company does not expect the additional payments to be material to the financial statements.
The acquisitions were recorded in accordance with the business combinations provisions of U.S. GAAP. The Company has preliminarily valued tangible and identifiable intangible assets acquired based on their estimated fair values. The Company is in the process of completing the valuation of identifiable assets acquired and liabilities assumed and, therefore, the fair values set forth below are subject to adjustment upon finalizing the valuations. In addition, completion of the valuation may impact the assessment of the net deferred tax liability currently recognized with any adjustment resulting in a corresponding change to goodwill. The Company does not believe that these potential adjustments will be material to the financial statements.
The following table summarizes the preliminary fair value of identifiable assets and liabilities assumed at the date of the STT and Oodle acquisitions (in millions):

Current Assets	$1
Intangible assets	35
Goodwill	21
Long-term liabilities	(17)
Net assets	$40
The fair values assigned to intangible assets were determined primarily through the use of the income approach and cost approach. These valuation methods relied on management's judgments, including expected future cash flows resulting from existing and new customers, discount rates, royalty rates as well as other factors.
Useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute to future cash flows. The intangible assets, which are primarily comprised of software, are being

QVC, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

amortized on a straight-line basis over their expected useful lives. For the software, the depreciable lives approximate 3 years. The $21 million of goodwill is attributable to the excess of the purchase price over the fair value of the net assets acquired and liabilities assumed. All of the goodwill has been assigned to the Company's QVC-U.S. segment.
Net sales and net income are immaterial to the consolidated statements of operations and the QVC-U.S. statements of operations.
On July 4, 2012, the Company entered into a joint venture with China Broadcasting Corporation, a limited liability company, owned by China National Radio (''CNR'') for a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). This joint venture is being accounted for as an equity method investment as a component of other noncurrent assets on the consolidated balance sheets and loss on investments on the consolidated statements of operations. CNRS operates a retailing business in China through a televised shopping channel with an associated website. CNRS is headquartered in Beijing, China. The joint venture's strategy is to combine CNRS' existing knowledge of the digital shopping market and consumers in China with QVC's global experience and know-how in multimedia retailing.
The aggregate purchase price for these business acquisitions and the investment in affiliate was $95 million.
(16) Assets and Liabilities Measured at Fair Value
For assets and liabilities required to be reported or disclosed at fair value, U.S. GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at December 31, 2012 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$424	424	—	—
Interest rate swap arrangements (note 9)	1	—	1	—
Current liabilities:
Interest rate swap arrangements (note 9)	13	—	13	—
Long-term liabilities
Debt (note 9)	3,626	—	3,626	—

QVC, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

		Fair value measurements at December 31, 2011 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$493	493	—	—
Long-term assets:
Interest rate swap arrangements (note 9)	2	—	2	—
Long-term liabilities:
Interest rate swap arrangements (note 9)	61	—	61	—
Debt (note 9)	2,636	—	2,636	—
The majority of the Company's Level 2 financial assets and liabilities are debt instruments with quoted market prices that are not considered to be traded on “active markets”, as defined in U.S. GAAP. Accordingly, the financial instruments are reported in the foregoing tables as Level 2 fair value instruments.
U.S. GAAP requires the incorporation of a credit risk valuation adjustment in the Company's fair value measurements to estimate the impact of both its own nonperformance risk and the nonperformance risk of its counterparties. The Company estimates credit risk associated with its own and its counterparties' nonperformance primarily by using observable credit default swap rates for terms similar to those of the remaining life of the instrument, adjusted for any master netting arrangements or other factors that provide an estimate of nonperformance risk. These are Level 3 inputs. However, as the credit risk valuation adjustments were not significant, the Company continues to report its interest rate swaps as Level 2. The counterparties to the Company's interest rate swap arrangements are all major international financial institutions. The Company is exposed to credit loss in the event of nonperformance by these counterparties. The Company continually monitors its positions and the credit ratings of its counterparties and does not anticipate nonperformance by the counterparties.
(17) Information about QVC's Operating Segments
Each of the Company's operating segments are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the internet and mobile applications in certain markets. The Company has operations in the United States, the United Kingdom, Germany, Japan and Italy. As such, the Company has identified five reportable segments: the United States, the United Kingdom, Germany, Japan and Italy. Beginning in 2011, management for each of these operations reports to the chief operating decision maker, whereas the Company previously managed its operations and reported results under two business segments: Domestic and International.
The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as net revenue, Adjusted OIBDA, gross margin, average sales price per unit, number of units shipped and revenue or sales per subscriber equivalent. The Company defines Adjusted OIBDA as revenue less cost of sales, operating expenses, and selling, general and administrative expenses (excluding stock-based compensation). The Company believes this measure is an important indicator of the operational strength and performance of its segments, including the ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking among our businesses and identify strategies to improve performance. This measure of performance excludes depreciation, amortization and stock-based compensation, that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.

QVC, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

Performance measures

	Years ended December 31,
	2012		2011		2010
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QVC-U.S.	$5,585	1,292	5,412	1,225	5,241	1,191
QVC-Japan	1,247	279	1,127	241	1,015	224
QVC-Germany	956	179	1,068	199	956	181
QVC-U.K.	641	104	626	111	599	109
QVC-Italy	87	(26)	35	(43)	2	(32)
Consolidated QVC	$8,516	1,828	8,268	1,733	7,813	1,673
Net revenue amounts by product category are not available from our general purpose financial statements.
Other information

	Years ended December 31,
	2012		2011		2010
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QVC-U.S.	$51	338	52	376	55	334
QVC-Japan	16	10	29	12	24	14
QVC-Germany	31	33	33	36	32	36
QVC-U.K.	21	12	13	11	14	11
QVC-Italy	7	7	8	4	3	—
Consolidated QVC	$126	400	135	439	128	395

	December 31,
	2012		2011
(in millions)	Total assets	Capital expenditures	Total assets	Capital expenditures
QVC-U.S.	$10,541	88	10,682	101
QVC-Japan	969	105	959	63
QVC-Germany	1,064	25	1,112	35
QVC-U.K.	619	22	577	53
QVC-Italy	245	6	240	7
Consolidated QVC	$13,438	246	13,570	259
Long-lived assets, net of accumulated depreciation, by geographic area were as follows:

	December 31,
(in millions)	2012	2011
QVC-U.S.	$429	432
QVC-Japan	280	224
QVC-Germany	247	233
QVC-U.K.	128	143
QVC-Italy	47	52
Consolidated QVC	$1,131	1,084

QVC, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

The following table provides a reconciliation of Adjusted OIBDA to income before income taxes:

	Years ended December 31,
(in millions)	2012	2011	2010
Consolidated Adjusted OIBDA	$1,828	1,733	1,673
Stock‑based compensation	(34)	(22)	(18)
Depreciation and amortization	(526)	(574)	(523)
(Loss) gain on investments	(4)	(2)	105
Gain on financial instruments	48	50	40
Interest expense	(235)	(231)	(415)
Interest income	2	2	2
Foreign currency gain (loss)	2	(2)	(8)
Other	—	—	(23)
Income before income taxes	$1,081	954	833
(18) Subsequent Event
QVC declared and paid dividends to Liberty in the amount of $183 million subsequent to December 31, 2012.
(19) Guarantor/Non-guarantor Subsidiary Financial Information
The following information contains the condensed consolidating financial statements for the Company, the subsidiary issuer and parent (QVC, Inc.), the combined subsidiary guarantors (Affiliate Relations Holdings, Inc.; Affiliate Investment, Inc.; AMI 2, Inc.; ER Marks, Inc.; QVC International LLC; QVC Rocky Mount, Inc. and QVC San Antonio, LLC) and the combined non-guarantor subsidiaries pursuant to Rule 3-10 of Regulation S-X. Certain non-guarantor subsidiaries are majority owned by QVC International LLC, which is a guarantor subsidiary.
These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the Company’s consolidated financial statements. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, such as management fees, royalty revenue and expense and interest income and expense. Goodwill and other intangible assets have been allocated to the subsidiaries based on management’s estimates. Certain costs have been partially allocated to all of the subsidiaries of the Company.
The subsidiary issuer and subsidiary guarantors are 100% owned by the Company. All guarantees are full and unconditional and are joint and several. There are no significant restrictions on the ability of the Company to obtain funds from its U.S. subsidiaries, including the guarantors, by dividend or loan. The Company has not presented separate notes and other disclosures concerning the subsidiary guarantors as the Company has determined that such material information is available in the notes to the Company’s consolidated financial statements.

QVC, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

Condensed consolidated balance sheets

December 31, 2012
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$75	165	300	—	540
Restricted cash	13	—	2	—	15
Accounts receivable, net	747	—	308	—	1,055
Inventories	691	—	218	—	909
Deferred income taxes	131	—	20	—	151
Prepaid expenses	19	—	34	—	53
Total current assets	1,676	165	882	—	2,723
Property, plant and equipment, net	247	67	817	—	1,131
Cable and satellite television distribution rights, net	—	618	146	—	764
Goodwill	4,169	—	1,065	—	5,234
Other intangible assets, net	1,280	2,049	180	—	3,509
Other noncurrent assets	14	—	63	—	77
Investments in subsidiaries	3,789	1,838	—	(5,627)	—
Total assets	$11,175	4,737	3,153	(5,627)	13,438
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$2	—	10	—	12
Accounts payable-trade	324	—	242	—	566
Accrued liabilities	402	106	447	—	955
Intercompany accounts (receivable) payable	(226)	(411)	637	—	—
Total current liabilities	502	(305)	1,336	—	1,533
Long-term portion of debt and capital lease obligations	3,404	—	61	—	3,465
Deferred compensation	11	—	1	—	12
Deferred income taxes	431	964	15	—	1,410
Other long-term liabilities	137	17	30	—	184
Total liabilities	4,485	676	1,443	—	6,604
Equity:
QVC, Inc. shareholder's equity	6,690	4,061	1,566	(5,627)	6,690
Noncontrolling interest	—	—	144	—	144
Total equity	6,690	4,061	1,710	(5,627)	6,834
Total liabilities and equity	$11,175	4,737	3,153	(5,627)	13,438
The variance in the investments in subsidiaries account for the combined subsidiary guarantors compared to the prior year was primarily the result of a tax reorganization that occurred in 2012.

QVC, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

Condensed consolidated balance sheets

December 31, 2011
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$3	223	334	—	560
Restricted cash	15	—	—	—	15
Accounts receivable, net	721	—	299	—	1,020
Inventories	693	—	213	—	906
Deferred income taxes	116	—	22	—	138
Prepaid expenses	27	—	27	—	54
Total current assets	1,575	223	895	—	2,693
Property, plant and equipment, net	247	66	771	—	1,084
Cable and satellite television distribution rights, net	—	724	181	—	905
Goodwill	4,169	—	1,070	—	5,239
Other intangible assets, net	1,443	2,049	132	—	3,624
Other noncurrent assets	13	—	12	—	25
Investments in subsidiaries	3,884	1,168	—	(5,052)	—
Total assets	$11,331	4,230	3,061	(5,052)	13,570
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$2	—	8	—	10
Accounts payable-trade	257	—	234	—	491
Accrued liabilities	348	69	400	—	817
Intercompany accounts (receivable) payable	(300)	(307)	607	—	—
Total current liabilities	307	(238)	1,249	—	1,318
Long-term portion of debt and capital lease obligations	2,435	—	45	—	2,480
Deferred compensation	11	—	—	—	11
Deferred income taxes	489	1,002	43	—	1,534
Other long-term liabilities	199	1	8	—	208
Total liabilities	3,441	765	1,345	—	5,551
Equity:
QVC, Inc. shareholder's equity	7,890	3,465	1,587	(5,052)	7,890
Noncontrolling interest	—	—	129	—	129
Total equity	7,890	3,465	1,716	(5,052)	8,019
Total liabilities and equity	$11,331	4,230	3,061	(5,052)	13,570

QVC, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

Condensed consolidated statements of operations

Year ended December 31, 2012
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$5,884	819	2,847	(1,034)	8,516
Cost of goods sold	3,713	116	1,872	(282)	5,419
Gross profit	2,171	703	975	(752)	3,097
Operating expenses:
Operating	173	206	336	—	715
Selling, general and administrative, including stock based compensation	1,002	1	337	(752)	588
Depreciation	35	4	87	—	126
Amortization of intangible assets	204	130	66	—	400
Intercompany management expense (income)	60	(14)	(46)	—	—
	1,474	327	780	(752)	1,829
Operating income	697	376	195	—	1,268
Other income (expense):
Loss on investments	—	—	(4)	—	(4)
Gain on financial instruments	48	—	—	—	48
Interest expense	(233)	—	(2)	—	(235)
Interest income	—	—	2	—	2
Foreign currency (loss) gain	(10)	4	8	—	2
Intercompany interest (expense) income	(13)	51	(38)	—	—
	(208)	55	(34)	—	(187)
Income before income taxes	489	431	161	—	1,081
Income tax expense	(116)	(141)	(137)	—	(394)
Equity in earnings of subsidiaries, net of tax	251	93	—	(344)	—
Net income (loss)	624	383	24	(344)	687
Less net income attributable to the noncontrolling interest	—	—	(63)	—	(63)
Net income (loss) attributable to QVC, Inc. shareholder	$624	383	(39)	(344)	624

QVC, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

Condensed consolidated statements of operations

Year ended December 31, 2011
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$5,684	790	2,789	(995)	8,268
Cost of goods sold	3,580	120	1,833	(255)	5,278
Gross profit	2,104	670	956	(740)	2,990
Operating expenses:
Operating	191	201	352	—	744
Selling, general and administrative, including stock based compensation	947	—	328	(740)	535
Depreciation	36	4	95	—	135
Amortization of intangible assets	242	133	64	—	439
Intercompany management expense (income)	89	(27)	(62)	—	—
	1,505	311	777	(740)	1,853
Operating income	599	359	179	—	1,137
Other income (expense):
Loss on investments	—	—	(2)	—	(2)
Gain on financial instruments	50	—	—	—	50
Interest expense	(230)	—	(1)	—	(231)
Interest income	—	—	2	—	2
Foreign currency (loss) gain	(3)	(2)	3	—	(2)
Intercompany interest (expense) income	(9)	53	(44)	—	—
	(192)	51	(42)	—	(183)
Income before income taxes	407	410	137	—	954
Income tax expense	(110)	(124)	(108)	—	(342)
Equity in earnings of subsidiaries, net of tax	263	70	—	(333)	—
Net income (loss)	560	356	29	(333)	612
Less net income attributable to the noncontrolling interest	—	—	(52)	—	(52)
Net income (loss) attributable to QVC, Inc. shareholder	$560	356	(23)	(333)	560

QVC, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

Condensed consolidated statements of operations

Year ended December 31, 2010
(in millions)	Subsidiary issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$5,480	783	2,529	(979)	7,813
Cost of goods sold	3,478	121	1,663	(254)	5,008
Gross profit	2,002	662	866	(725)	2,805
Operating expenses:
Operating	185	202	314	—	701
Selling, general and administrative, including stock based compensation	887	1	286	(725)	449
Depreciation	37	5	86	—	128
Amortization of intangible assets	197	135	63	—	395
Intercompany management expense (income)	105	(33)	(72)	—	—
	1,411	310	677	(725)	1,673
Operating income	591	352	189	—	1,132
Other income (expense):
(Loss) gain on investments	(27)	—	132	—	105
Gain on financial instruments	40	—	—	—	40
Interest expense	(414)	—	(1)	—	(415)
Interest income	—	—	2	—	2
Foreign currency (loss) gain	(6)	(9)	7	—	(8)
Other expense	(22)	—	(1)	—	(23)
Intercompany interest (expense) income	(6)	51	(45)	—	—
	(435)	42	94	—	(299)
Income before income taxes	156	394	283	—	833
Income tax expense	(9)	(122)	(151)	—	(282)
Equity in earnings of subsidiaries, net of tax	357	78	—	(435)	—
Net income (loss)	504	350	132	(435)	551
Less net income attributable to the noncontrolling interest	—	—	(47)	—	(47)
Net income (loss) attributable to QVC, Inc. shareholder	$504	350	85	(435)	504

QVC, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

Consolidated statements of comprehensive income (loss)

December 31, 2012
(in millions)	Subsidiary issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income (loss)	$624	383	24	(344)	687
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	(27)	—	(27)
Total comprehensive income (loss)	624	383	(3)	(344)	660
Comprehensive income attributable to noncontrolling interest	—	—	(44)	—	(44)
Comprehensive income (loss) attributable to QVC, Inc. shareholder	624	383	(47)	(344)	616

QVC, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

Consolidated statements of comprehensive income (loss)

December 31, 2011
(in millions)	Subsidiary issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income (loss)	$560	356	29	(333)	612
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	(10)	—	(10)
Total comprehensive income (loss)	560	356	19	(333)	602
Comprehensive income attributable to noncontrolling interest	—	—	(57)	—	(57)
Comprehensive income (loss) attributable to QVC, Inc. shareholder	560	356	(38)	(333)	545

QVC, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

Consolidated statements of comprehensive income (loss)

December 31, 2010
(in millions)	Subsidiary issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income (loss)	$504	350	132	(435)	551
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(39)	—	(39)
Cash flow hedging derivatives	46	—	—	—	46
Unrealized loss on investment	(77)	—	—	—	(77)
Total other comprehensive loss	(31)	—	(39)	—	(70)
Total comprehensive income (loss)	473	350	93	(435)	481
Comprehensive income attributable to noncontrolling interest	—	—	(62)	—	(62)
Comprehensive income (loss) attributable to QVC, Inc. shareholder	473	350	31	(435)	419

QVC, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

Condensed consolidated statements of cash flows

Year ended December 31, 2012
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	618	413	175	—	1,206
Investing activities:
Capital expenditures, net	(69)	(5)	(172)	—	(246)
Expenditures for cable and satellite television distribution rights	—	(1)	(1)	—	(2)
Cash paid for joint ventures and acquisitions of businesses, net of cash received	—	—	(95)	—	(95)
Decrease in restricted cash	2	—	—	—	2
Changes in other noncurrent assets and liabilities	(14)	(1)	12	—	(3)
Intercompany investing activities	346	217	—	(563)	—
Net cash provided by (used in) investing activities	265	210	(256)	(563)	(344)
Financing activities:
Principal payments of debt and capital lease obligations	(1,237)	—	(9)	—	(1,246)
Principal borrowings of debt	1,717	—	—	—	1,717
Proceeds from issuance of senior secured notes	500	—	—	—	500
Payment of debt origination fees	(7)	—	—	—	(7)
Other financing activities	20	—	—	—	20
Dividends paid to Liberty, net	(1,817)	—	—	—	(1,817)
Dividends paid to noncontrolling interest	—	—	(29)	—	(29)
Net short-term intercompany debt borrowings (repayments)	74	(104)	30	—	—
Intercompany financing activities	(61)	(577)	75	563	—
Net cash (used in) provided by financing activities	(811)	(681)	67	563	(862)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(20)	—	(20)
Net increase (decrease) in cash and cash equivalents	72	(58)	(34)	—	(20)
Cash and cash equivalents, beginning of year	3	223	334	—	560
Cash and cash equivalents, end of year	75	165	300	—	540

QVC, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

Condensed consolidated statements of cash flows

Year ended December 31, 2011
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	328	380	110	—	818
Investing activities:
Capital expenditures, net	(87)	(8)	(164)	—	(259)
Expenditures for cable and satellite television distribution rights	—	(2)	—	—	(2)
Decrease in restricted cash	1	—	—	—	1
Changes in other noncurrent assets and liabilities	12	—	(8)	—	4
Intercompany investing activities	382	190	—	(572)	—
Net cash provided by (used in) investing activities	308	180	(172)	(572)	(256)
Financing activities:
Principal payments of debt and capital lease obligations	(825)	—	(12)	—	(837)
Principal borrowings of debt	465	—	—	—	465
Dividends paid to Liberty, net	(205)	—	—	—	(205)
Dividends paid to noncontrolling interest	—	—	(50)	—	(50)
Net short-term intercompany debt (repayments) borrowings	(83)	93	(10)	—	—
Intercompany financing activities	(29)	(590)	47	572	—
Net cash (used in) provided by financing activities	(677)	(497)	(25)	572	(627)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	4	—	4
Net (decrease) increase in cash and cash equivalents	(41)	63	(83)	—	(61)
Cash and cash equivalents, beginning of year	44	160	417	—	621
Cash and cash equivalents, end of year	3	223	334	—	560

QVC, Inc.
Notes to Consolidated Financial Statements (Continued)
December 31, 2012, 2011 and 2010

Condensed consolidated statements of cash flows

Year ended December 31, 2010
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	773	371	60	—	1,204
Investing activities:
Capital expenditures, net	(25)	(1)	(194)	—	(220)
Expenditures for cable and satellite television distribution rights	—	(2)	(2)	—	(4)
Proceeds from joint ventures and equity investees	—	—	220	—	220
Decrease in restricted cash	2	—	—	—	2
Changes in other noncurrent assets and liabilities	1	—	(8)	—	(7)
Intercompany investing activities	380	324	—	(704)	—
Net cash provided by (used in) investing activities	358	321	16	(704)	(9)
Financing activities:
Principal payments of debt and capital lease obligations	(4,131)	—	(11)	—	(4,142)
Principal borrowings of debt	1,905	—	—	—	1,905
Proceeds from issuance of senior secured notes	1,000	—	—	—	1,000
Payment of debt origination fees	(27)	—	—	—	(27)
Dividends paid to Liberty, net	(9)	—	—	—	(9)
Dividends paid to noncontrolling interest	—	—	(63)	—	(63)
Net short-term intercompany debt borrowings (repayments)	97	14	(111)	—	—
Intercompany financing activities	—	(739)	35	704	—
Net cash (used in) provided by financing activities	(1,165)	(725)	(150)	704	(1,336)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	14	—	14
Net decrease in cash and cash equivalents	(34)	(33)	(60)	—	(127)
Cash and cash equivalents, beginning of year	78	193	477	—	748
Cash and cash equivalents, end of year	44	160	417	—	621

PART III
Omitted under the reduced disclosure format permitted by General Instruction I(2) of Form 10-K.

III-1

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) (1) Financial Statements
Included in Part II of this report:
(a) (2) Financial Statement Schedules

(i)	All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.
(a) (3) Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):
3 - Articles of Incorporation and Bylaws:

3.1	Restated Certificate of Incorporation of QVC, Inc. dated October 26, 2009 (incorporated by reference to Exhibit 3.1 to the S-4 as filed on October 19, 2012)
3.2	Amended and Restated By-Laws of QVC, Inc (incorporated by reference to Exhibit 3.2 to the S-4 as filed on October 19, 2012)

10 - Material Contracts:

10.1
Indenture dated as of September 25, 2009 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, as supplemented by that Supplemental Indenture dated as of June 30, 2011 (incorporated by reference to Exhibit 10.1 to the S-4 as filed on October 19, 2012)

10.2
Indenture dated as of March 23, 2010 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, as supplemented by that Supplemental Indenture dated as of June 30, 2011 (incorporated by reference to Exhibit 10.2 to the S-4 as filed on October 19, 2012)

10.3	Indenture dated as of July 2, 2012 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the S-4 as filed on October 19, 2012)
10.4
Registration Rights Agreement, dated as of July 2, 2012, by and among QVC, Inc., the guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 4.2 to the S-4 as filed on October 19, 2012)

10.5
Credit Agreement dated as of September 2, 2010 among QVC, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.3 to the S-4 as filed on October 19, 2012)

10.6
ISDA Master Agreement dated as of August 28, 2006 between Barclays Bank PLC and the Company and the Schedule thereto dated as of August 28, 2006, as amended by the First Amendment dated as of August 12, 2009 and further amended by the Second Amendment dated as of September 2, 2010 (incorporated by reference to Exhibit 10.4 to the S-4 as filed on October 19, 2012)

10.7
ISDA Master Agreement dated as of April 18, 2006 between Calyon and the Company and the Schedule thereto dated as of April 18, 2006, as amended by the First Amendment dated as of July 31, 2009, and further amended by the Second Amendment dated as of September 2, 2010 (incorporated by reference to Exhibit 10.5 to the S-4 as filed on October 19, 2012)

10.8
ISDA Master Agreement dated as of April 12, 2006 between The Royal Bank of Scotland PLC and the Company and the Schedule thereto dated as of April 12, 2006, as amended by the First Amendment dated as of July 21, 2009, and further amended by the Second Amendment dated as of September 2, 2010 (incorporated by reference to Exhibit 10.6 to the S-4 as filed on October 19, 2012)

10.9
ISDA Master Agreement dated as of October 3, 2006 between The Bank of Nova Scotia and the Company and the Schedule thereto dated as of October 3, 2006, as amended by the First Amendment dated as of July 30, 2009, and further amended by the Second Amendment dated as of September 2, 2010 (incorporated by reference to Exhibit 10.7 to the S-4 as filed on October 19, 2012)

10.1
ISDA Master Agreement dated as of October 3, 2006 between The Bank of Tokyo-Mitsubishi UFJ, Ltd. and the Company and the Schedule thereto dated as of October 3, 2006 (incorporated by reference to Exhibit 10.8 to the S-4 as filed on October 19, 2012)

10.11
ISDA Master Agreement dated as of August 8, 2006 between Deutsche Bank AG, New York Branch and the Company and the Schedule thereto dated as of August 28, 2006, as amended by the First Amendment dated as of September 2, 2010 (incorporated by reference to Exhibit 10.9 to the S-4 as filed on October 19, 2012)

10.12
ISDA Master Agreement dated as of July 20, 2010 between BNP Paribas and the Company as amended by the First Amendment dated as of September 2, 2010 (incorporated by reference to Exhibit 10.10 to the S-4 as filed on October 19, 2012)

10.13
ISDA Master Agreement dated as of October 3, 2006 between Mizuho Corporate Bank, Ltd. and the Company and the Schedule thereto dated as of October 3, 2006 (incorporated by reference to Exhibit 10.11 to the S-4 as filed on October 19, 2012)

10.14
ISDA Master Agreement dated as of October 3, 2006 between Suntrust Bank and the Company and the Schedule thereto dated as of October 3, 2006 (incorporated by reference to Exhibit 10.12 to the S-4 as filed on October 19, 2012)

10.15
ISDA Master Agreement dated as of October 3, 2006 between Toronto Dominion (Texas) LLC and the Company and the Schedule thereto dated as of October 3, 2006, as amended by the First Amendment dated as of August 10, 2009, as further amended by the Second Amendment dated as of September 2, 2010 (incorporated by reference to Exhibit 10.13 to the S-4 as filed on October 19, 2012)

10.16
ISDA Master Agreement dated as of August 11, 2009 between Commerzbank Aktiengesellschaft and the Company and the Schedule thereto dated as of August 11, 2009, as amended by the First Amendment dated as of September 2, 2010 (incorporated by reference to Exhibit 10.14 to the S-4 as filed on October 19, 2012)

10.17
ISDA Master Agreement dated as of July 21, 2009 between Wells Fargo Bank, N.A., as successor to Wachovia Bank, National Association and the Company and the Schedule thereto dated as of July 21, 2009, as amended by the Amendment dated September 2, 2010 (incorporated by reference to Exhibit 10.15 to the S-4 as filed on October 19, 2012)

10.18	Forms of Indemnification Agreements between QVC, Inc. and executive officers (incorporated by reference to Exhibit 10.16 to the S-4 as filed on October 19, 2012)

21 - Subsidiaries:*

21.1	Subsidiaries of the Registrant*
31 - Certification Letters:*

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32 - Section 1350 Certification Letter: *

32.1	Section 1350 Certification*
*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QVC, Inc.

Date: February 28, 2013	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2013	By:/s/ DANIEL T. O'CONNELL
Daniel T. O'Connell
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: February 28, 2013	By:/s/ CHRISTOPER W. SHEAN
Christopher W. Shean
Senior Vice President and Chief Financial Officer of Liberty Interactive, LLC, as the sole member of Liberty QVC Holding, LLC, as Shareholder‑Director of QVC, Inc.

EXHIBIT INDEX
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Restated Certificate of Incorporation of QVC, Inc. dated October 26, 2009 (incorporated by reference to Exhibit 3.1 to the S-4 as filed on October 19, 2012)
3.2	Amended and Restated By-Laws of QVC, Inc (incorporated by reference to Exhibit 3.2 to the S-4 as filed on October 19, 2012)
10.1
Indenture dated as of September 25, 2009 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, as supplemented by that Supplemental Indenture dated as of June 30, 2011 (incorporated by reference to Exhibit 10.1 to the S-4 as filed on October 19, 2012)

10.2
Indenture dated as of March 23, 2010 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, as supplemented by that Supplemental Indenture dated as of June 30, 2011 (incorporated by reference to Exhibit 10.2 to the S-4 as filed on October 19, 2012)

10.3	Indenture dated as of July 2, 2012 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the S-4 as filed on October 19, 2012)
10.4
Registration Rights Agreement, dated as of July 2, 2012, by and among QVC, Inc., the guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 4.2 to the S-4 as filed on October 19, 2012)

10.5
Credit Agreement dated as of September 2, 2010 among QVC, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.3 to the S-4 as filed on October 19, 2012)

10.6
ISDA Master Agreement dated as of August 28, 2006 between Barclays Bank PLC and the Company and the Schedule thereto dated as of August 28, 2006, as amended by the First Amendment dated as of August 12, 2009 and further amended by the Second Amendment dated as of September 2, 2010 (incorporated by reference to Exhibit 10.4 to the S-4 as filed on October 19, 2012)

10.7
ISDA Master Agreement dated as of April 18, 2006 between Calyon and the Company and the Schedule thereto dated as of April 18, 2006, as amended by the First Amendment dated as of July 31, 2009, and further amended by the Second Amendment dated as of September 2, 2010 (incorporated by reference to Exhibit 10.5 to the S-4 as filed on October 19, 2012)

10.8
ISDA Master Agreement dated as of April 12, 2006 between The Royal Bank of Scotland PLC and the Company and the Schedule thereto dated as of April 12, 2006, as amended by the First Amendment dated as of July 21, 2009, and further amended by the Second Amendment dated as of September 2, 2010 (incorporated by reference to Exhibit 10.6 to the S-4 as filed on October 19, 2012)

10.9
ISDA Master Agreement dated as of October 3, 2006 between The Bank of Nova Scotia and the Company and the Schedule thereto dated as of October 3, 2006, as amended by the First Amendment dated as of July 30, 2009, and further amended by the Second Amendment dated as of September 2, 2010 (incorporated by reference to Exhibit 10.7 to the S-4 as filed on October 19, 2012)

10.10
ISDA Master Agreement dated as of October 3, 2006 between The Bank of Tokyo-Mitsubishi UFJ, Ltd. and the Company and the Schedule thereto dated as of October 3, 2006 (incorporated by reference to Exhibit 10.8 to the S-4 as filed on October 19, 2012)

10.11
ISDA Master Agreement dated as of August 8, 2006 between Deutsche Bank AG, New York Branch and the Company and the Schedule thereto dated as of August 28, 2006, as amended by the First Amendment dated as of September 2, 2010 (incorporated by reference to Exhibit 10.9 to the S-4 as filed on October 19, 2012)

10.12
ISDA Master Agreement dated as of July 20, 2010 between BNP Paribas and the Company as amended by the First Amendment dated as of September 2, 2010 (incorporated by reference to Exhibit 10.10 to the S-4 as filed on October 19, 2012)

10.13
ISDA Master Agreement dated as of October 3, 2006 between Mizuho Corporate Bank, Ltd. and the Company and the Schedule thereto dated as of October 3, 2006 (incorporated by reference to Exhibit 10.11 to the S-4 as filed on October 19, 2012)

10.14
ISDA Master Agreement dated as of October 3, 2006 between Suntrust Bank and the Company and the Schedule thereto dated as of October 3, 2006 (incorporated by reference to Exhibit 10.12 to the S-4 as filed on October 19, 2012)

10.15
ISDA Master Agreement dated as of October 3, 2006 between Toronto Dominion (Texas) LLC and the Company and the Schedule thereto dated as of October 3, 2006, as amended by the First Amendment dated as of August 10, 2009, as further amended by the Second Amendment dated as of September 2, 2010 (incorporated by reference to Exhibit 10.13 to the S-4 as filed on October 19, 2012)

10.16
ISDA Master Agreement dated as of August 11, 2009 between Commerzbank Aktiengesellschaft and the Company and the Schedule thereto dated as of August 11, 2009, as amended by the First Amendment dated as of September 2, 2010 (incorporated by reference to Exhibit 10.14 to the S-4 as filed on October 19, 2012)

10.17
ISDA Master Agreement dated as of July 21, 2009 between Wells Fargo Bank, N.A., as successor to Wachovia Bank, National Association and the Company and the Schedule thereto dated as of July 21, 2009, as amended by the Amendment dated September 2, 2010 (incorporated by reference to Exhibit 10.15 to the S-4 as filed on October 19, 2012)

10.18	Forms of Indemnification Agreements between QVC, Inc. and executive officers (incorporated by reference to Exhibit 10.16 to the S-4 as filed on October 19, 2012)
21.1	Subsidiaries of the Registrant*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32.1	Section 1350 Certification*
* Filed herewith.

QuickLinks