Form 10-K/A
period 2012-12-31
QVC INC
filed 2013-05-08
CIK 1254699

Table of Contents - Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
Registrant's telephone number, including area code: (484) 701-1000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)A AND (B) OF FORM 10-K AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION I(2)

QVC, Inc.
2012 ANNUAL REPORT ON FORM 10‑K/A
(Amendment No. 1)

EXPLANATORY NOTE
QVC, Inc. (the "Company," "we" or "our") is filing this Amendment No. 1 on Form 10-K/A (the "Form 10-K/A") to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the "Form 10-K"), which was filed with the Securities and Exchange Commission (the "SEC") on February 28, 2013. The purpose of this Form 10-K/A is to disclose the information required in Part III, Item 14 of the Form 10-K, which was inadvertently omitted from the Form 10-K. Accordingly, we hereby amend and replace in its entirety Part III of the Form 10-K.
Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company's principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company's principal executive officer and principal financial officer are attached to this Form 10-K/A as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.
Except as described above, this Form 10-K/A does not amend any other information set forth in the Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.

Item 11. Executive Compensation
Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.

Item 14. Principal Accountant Fees and Services
Audit Fees and All Other Fees
The following table presents fees for professional audit services rendered by KPMG LLP and its international affiliates for the audit of our consolidated financial statements for 2012 and 2011 and fees billed for other services rendered by KPMG LLP:

	Year ended December 31,
	2012	2011
Audit fees (1)	$2,922,573	2,259,397
Audit related fees (2)	507,805	6,105
Audit and audit related fees	3,430,378	2,265,502
Tax fees (3)	68,682	64,121
Total fees	$3,499,060	2,329,623
(1) Audit fees include fees for the audit and quarterly reviews of our 2012 and 2011 consolidated financial statements and reviews of registration statements and issuance of consents.
(2) Audit related fees consist of professional consultations with respect to accounting issues affecting our financial statements, due diligence related to potential business ventures and audits of financial statements of certain employee benefits plans.
(3) Tax fees consist of tax compliance and consultations regarding the tax implications of certain transactions.
Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor
The audit committee of Liberty Interactive Corporation ("Liberty") has adopted a policy regarding the pre-approval of all audit and permissible non-audit services provided by our independent auditor. Pursuant to this policy, Liberty's audit committee has approved the engagement of our independent auditor to provide the following services (all of which are collectively referred to as "pre-approved services"):

•
audit services as specified in the policy, including (i) financial audits of our Company and our subsidiaries, (ii) services associated with our registration statements, periodic reports and other documents filed or issued in connection with securities offerings (including comfort letters and consents), (iii) attestations of management reports on our internal controls and (iv) consultations with management as to accounting or disclosure treatment of transactions;

•
audit related services as specified in the policy, including (i) due diligence services, (ii) financial statement audits of employee benefit plans, (iii) consultations with management as to the accounting or disclosure treatment of transactions, (iv) attest services not required by statute or regulation, (v) certain audits incremental to the audit of our consolidated financial statements, (vi) closing balance sheet audits related to dispositions, and (vii) general assistance with implementation of the requirements of certain SEC rules or listing standards; and

•
tax services as specified in the policy, including federal, state, local and international tax planning, compliance and review services, and tax due diligence and advice regarding mergers and acquisitions.

Notwithstanding the foregoing general pre-approval, if an individual project involving the provision of pre-approved services is expected to result in fees in excess of $100,000, or if individual projects under $100,000 are expected to total $500,000 during the period between the regularly scheduled meetings of the audit committee, then such projects will require the specific pre-approval of Liberty's audit committee. Liberty's audit committee has delegated the authority for the foregoing approvals to the chairman of the audit committee, subject to his subsequent disclosure to the entire audit committee of the granting of any such approval. M. LaVoy Robison currently serves as the chairman of Liberty's audit committee. In addition, the independent auditor is required to provide a report at each regularly scheduled audit committee meeting on all pre-approved services incurred during the preceding quarter. Any engagement of our independent auditor for services other than the pre-approved services requires the specific approval of Liberty's audit committee.
Liberty's pre-approval policy prohibits the engagement of our independent auditor to provide any services that are subject to the prohibition imposed by Section 201 of the Sarbanes-Oxley Act.
All services provided by our independent auditor during 2012 were approved in accordance with the terms of the policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)(3) Exhibits - The exhibits listed in the Exhibit Index at the end of this report are filed as Exhibits to this Amendment No. 1 on Form 10-K/A and are meant to supplement the Exhibits listed and/or filed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QVC, Inc.

Date: May 8, 2013	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2013	By:/s/ DANIEL T. O'CONNELL
Daniel T. O'Connell
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*
31.4	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*
* Filed herewith.