Form 10-Q
period 2013-03-31
QVC INC
filed 2013-05-09
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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
Registrant's telephone number, including area code: (484) 701-1000
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

QVC, Inc.
2013 QUARTERLY REPORT ON FORM 10‑Q

QVC, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
(in millions)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$439	540
Restricted cash	15	15
Accounts receivable, less allowance for doubtful accounts of $75 million at March 31, 2013 and $74 million at December 31, 2012	775	1,055
Inventories	935	909
Deferred income taxes	155	151
Prepaid expenses	50	53
Total current assets	2,369	2,723
Property, plant and equipment, net of accumulated depreciation of $857 million at March 31, 2013 and $866 million at December 31, 2012	1,084	1,131
Cable and satellite television distribution rights, net	722	764
Goodwill	5,179	5,234
Other intangible assets, net	3,461	3,509
Other noncurrent assets	83	77
Total assets	$12,898	13,438
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$11	12
Accounts payable-trade	422	566
Accrued liabilities	754	955
Total current liabilities	1,187	1,533
Long-term portion of debt and capital lease obligations	3,585	3,465
Deferred compensation	11	12
Deferred income taxes	1,367	1,410
Other long-term liabilities	158	184
Total liabilities	6,308	6,604
Equity:
QVC, Inc. shareholder's equity:
Common stock, $0.01 par value	—	—
Additional paid-in capital	6,676	6,665
Accumulated deficit	(312)	(161)
Accumulated other comprehensive income	108	186
Total QVC, Inc. shareholder's equity	6,472	6,690
Noncontrolling interest	118	144
Total equity	6,590	6,834
Total liabilities and equity	$12,898	13,438

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
(in millions)	2013	2012
Net revenue	$1,974	1,932
Cost of goods sold	1,252	1,230
Gross profit	722	702
Operating expenses:
Operating	173	175
Selling, general and administrative, including stock-based compensation	155	142
Depreciation	30	31
Amortization of intangible assets	104	96
	462	444
Operating income	260	258
Other income (expense):
Equity in earnings of investee	1	—
Gain on financial instruments	12	11
Interest expense	(63)	(55)
Interest income	—	1
Foreign currency (loss) gain	(1)	6
Loss on extinguishment of debt	(41)	—
	(92)	(37)
Income before income taxes	168	221
Income tax expense	(62)	(82)
Net income	106	139
Less net income attributable to the noncontrolling interest	(12)	(14)
Net income attributable to QVC, Inc. shareholder	$94	125

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
(in millions)	2013	2012
Net income	$106	139
Foreign currency translation adjustments	(91)	13
Total comprehensive income	15	152
Comprehensive loss (income) attributable to noncontrolling interest	1	(4)
Comprehensive income attributable to QVC, Inc. shareholder	$16	148

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
(in millions)	2013	2012
Operating activities:
Net income	$106	139
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of investee	(1)	—
Deferred income taxes	(22)	(26)
Foreign currency loss (gain)	1	(6)
Depreciation	30	31
Amortization of intangible assets	104	96
Change in fair value of interest rate swaps and noncash interest	(10)	(9)
Loss on extinguishment of debt	41	—
Stock-based compensation	10	5
Change in other long-term liabilities	4	10
Effects of changes in working capital items	(88)	161
Net cash provided by operating activities	175	401
Investing activities:
Capital expenditures, net	(33)	(45)
Expenditures for cable and satellite television distribution rights, net	(25)	(2)
Cash paid for acquisitions of businesses, net of cash received	—	(16)
Changes in other noncurrent assets	(4)	—
Net cash used in investing activities	(62)	(63)
Financing activities:
Principal payments of debt and capital lease obligations	(1,168)	(319)
Principal borrowings of debt from senior secured credit facility	240	275
Proceeds from issuance of senior secured notes	1,050	—
Payment of debt origination fees	(14)	—
Payment of bond premium fees	(33)	—
Other financing activities	4	—
Dividends paid to Liberty, net	(244)	(238)
Dividend paid to noncontrolling interest	(25)	(29)
Net cash used in financing activities	(190)	(311)
Effect of foreign exchange rate changes on cash and cash equivalents	(24)	(9)
Net (decrease) increase in cash and cash equivalents	(101)	18
Cash and cash equivalents, beginning of period	540	560
Cash and cash equivalents, end of period	$439	578
Effects of changes in working capital items:
Decrease in accounts receivable	$274	308
Increase in inventories	(36)	(50)
(Increase) decrease in prepaid expenses	(2)	3
Decrease in accounts payable‑trade	(130)	(48)
Decrease in accrued liabilities and other	(194)	(52)
Effects of changes in working capital items	$(88)	161

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2012	1	$—	6,665	(161)	186	144	6,834
Net income	—	—	—	94	—	12	106
Foreign currency translation adjustments	—	—	—	—	(78)	(13)	(91)
Dividend paid to Liberty and other	—	—	(3)	(245)	—	(25)	(273)
Tax benefit resulting from exercise of employee stock options	—	—	4	—	—	—	4
Stock‑based compensation	—	—	10	—	—	—	10
Balance, March 31, 2013	1	$—	6,676	(312)	108	118	6,590

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(1) Basis of Presentation
QVC, Inc. (unless otherwise indicated or required by the context, the terms "we," "our," "us," the "Company" and "QVC" refer to QVC, Inc. and its consolidated subsidiaries) is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise‑focused televised shopping programs, the internet and mobile applications. In the United States, QVC's live programming is distributed via its nationally televised shopping program 24 hours a day, 364 days per year ("QVC-U.S."). Internationally, QVC's program services are based in Japan ("QVC-Japan"), Germany ("QVC-Germany"), the United Kingdom ("QVC-U.K.") and Italy ("QVC-Italy"). QVC-Japan distributes live programming 24 hours a day, QVC-Germany distributes its program 24 hours a day with 23 hours of live programming and QVC-U.K. distributes its program 24 hours a day with 17 hours of live programming. QVC-Italy distributes programming live for 17 hours a day on satellite and digital terrestrial television and an additional seven hours a day of recorded programming on satellite and seven hours a day of general interest programming on digital terrestrial television.
On July 4, 2012, QVC entered into a joint venture with China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR''), for a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS is distributing live programming for 12 hours a day and recorded programming for 12 hours a day. This joint venture is being accounted for as an equity method investment recorded as equity in earnings of investee in the condensed consolidated statements of operations.
The Company has a venture with Mitsui & Co. LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the three months ended March 31, 2013 and 2012, QVC-Japan paid dividends to Mitsui of $25 million and $29 million, respectively.
We are an indirect wholly owned subsidiary of Liberty Interactive Corporation ("Liberty") (Nasdaq: LINTA and LINTB), which owns interests in a broad range of digital commerce businesses. We are attributed to the Liberty Interactive tracking stock, which tracks the assets and liabilities of Liberty's Interactive Group (the "Interactive Group"). The Interactive Group does not represent a separate legal entity; rather, it represents those businesses, assets and liabilities that are attributed to that group. Liberty attributes to its Interactive Group those businesses primarily focused on digital commerce. Liberty also attributes to its Interactive Group its 37% ownership interest in HSN, Inc., one of our two closest televised shopping competitors.
The condensed consolidated financial statements include the accounts of the Company and its majority‑owned subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.
The accompanying (a) condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in QVC's Annual Report on Form 10-K for the year ended December 31, 2012.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates include, but are not limited to, sales returns, uncollectible receivables, inventory obsolescence, depreciable lives of fixed assets, internally‑developed software, valuation of acquired intangible assets and goodwill, income taxes and stock‑based compensation.
In February 2013, the FASB issued ASU No. 2013-02, which amends ASC Topic 220, Comprehensive Income and requires that companies present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements. The standard requires that companies present either in a single note, or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies will instead cross reference to the related footnote for additional information. QVC adopted this guidance as of January 1, 2013, and adoption did not have an impact on the QVC's condensed consolidated financial position, results of operations or cash flows.
Certain prior period amounts have been reclassified to conform with current period presentation.
(2) Cable and Satellite Television Distribution Rights, Net
Cable and satellite television distribution rights consisted of the following:

	March 31,	December 31,
(in millions)	2013	2012
Cable and satellite television distribution rights	$2,276	2,304
Less accumulated amortization	(1,554)	(1,540)
Cable and satellite television distribution rights, net	$722	764
The Company recorded amortization expense of $42 million and $41 million for the three months ended March 31, 2013 and 2012, respectively, related to cable and satellite television distribution rights.
As of March 31, 2013, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2013	$130
2014	168
2015	162
2016	161
2017	111
(3) Goodwill
The changes in the carrying amount of goodwill were as follows:

(in millions)	QVC-U.S.	QVC-U.K.	QVC-Germany	QVC-Japan	QVC-Italy	Total
Balance as of December 31, 2012	$4,190	212	334	349	149	5,234
Exchange rate fluctuations	—	(14)	(9)	(28)	(4)	(55)
Balance as of March 31, 2013	$4,190	198	325	321	145	5,179

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(4) Other Intangible Assets, Net
Other intangible assets consisted of the following:

	March 31,		December 31,
	2013		2012
(in millions)	Gross cost	Accumulated amortization	Gross cost	Accumulated amortization
Purchased and internally developed software	$554	(340)	575	(352)
Affiliate and customer relationships	2,435	(1,661)	2,445	(1,624)
Debt origination fees	62	(18)	54	(18)
Trademarks (indefinite life)	2,429	—	2,429	—
	$5,480	(2,019)	5,503	(1,994)
The Company recorded amortization expense of $62 million and $55 million for the three months ended March 31, 2013 and 2012, respectively, related to other intangible assets.
As of March 31, 2013, the related amortization expense and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2013	$205
2014	261
2015	237
2016	185
2017	120
(5) Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31,	December 31,
(in millions)	2013	2012
Accounts payable non-trade	$195	264
Accrued compensation and benefits	93	100
Income taxes	95	154
Allowance for sales returns	69	92
Deferred revenue	67	85
Accrued interest	67	50
Liability for consigned goods sold	57	56
Sales and other taxes	40	62
Other	71	92
	$754	955

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(6) Long-Term Debt and Interest Rate Swap Arrangements
Long-term debt consisted of the following:

	March 31,	December 31,
(in millions)	2013	2012
7.125% Senior Secured Notes due 2017	$376	500
7.5% Senior Secured Notes due 2019, net of original issue discount	760	988
7.375% Senior Secured Notes due 2020	500	500
5.125% Senior Secured Notes due 2022	500	500
4.375% Senior Secured Notes due 2023, net of original issue discount	750	—
5.95% Senior Secured Notes due 2043, net of original issue discount	300	—
Senior secured credit facility	328	903
Capital lease obligations	82	86
Total debt	3,596	3,477
Less current portion	(11)	(12)
Long-term portion of debt and capital lease obligations	$3,585	3,465
Senior Secured Credit Facility
On March 1, 2013, we amended and restated our senior secured credit facility, which provides for a $2.0 billion revolving credit facility with a $250 million sub-limit for standby letters of credit and $1.0 billion of uncommitted incremental revolving loan commitments or incremental term loans. QVC may elect that the loans extended under the senior secured credit facility bear interest at a rate per annum equal to the ABR Rate or LIBOR, as each is defined in the senior secured credit facility agreement, plus a margin of 0.25% to 2.00% depending on various factors. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid on the revolving credit facility may be reborrowed. Payment of loans may be accelerated following certain customary events of default. The senior secured credit facility is a multi-currency facility. The senior secured credit facility is secured by the stock of QVC. QVC had $1.7 billion available under the terms of the senior secured credit facility at March 31, 2013. The interest rate on the senior secured credit facility was 1.7% at March 31, 2013.
The purpose of the amendment was to, among other things, extend the maturity of our senior secured credit facility to March 1, 2018 and lower the interest rate on borrowings.
The senior secured credit facility contains certain affirmative and negative covenants, including certain restrictions with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; dissolving, consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; restricting subsidiary distributions; and limiting QVC's ratio of consolidated total debt to consolidated Adjusted OIBDA.
Senior Secured Notes
On March 4, 2013, QVC announced the commencement of cash tender offers (the "Offers") for any and all of its outstanding $500 million in aggregate principal amount of 7.125% Senior Secured Notes due 2017 and up to $250 million in aggregate principal amount of its 7.5% Senior Secured Notes due 2019. On March 18, 2013, $124 million of the 7.125% Senior Secured Notes due 2017 were tendered pursuant to the Offers, whereby holders of the 7.125% Senior Secured Notes due 2017 received consideration of $1,039.40 for each $1,000 principal amount of tendered 7.125% Senior Secured Notes due 2017. On March 18, 2013, $231 million of the 7.5% Senior Secured Notes due 2019 were tendered pursuant to the Offers, whereby holders of the 7.5% Senior Secured Notes due 2019 received consideration of $1,120 for each $1,000 principal amount of tendered 7.5% Senior Secured Notes due 2019.
On April 17, 2013, QVC completed the redemption of the remaining $376 million principal amount of its 7.125% Senior Secured Notes due 2017 using a combination of borrowings on the senior secured credit facility and cash on hand.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

On March 18, 2013, QVC issued $750 million principal amount of 4.375% Senior Secured Notes due 2023 at an issue price of 99.968% and issued $300 million principal amount of 5.95% Senior Secured Notes due 2043 at an issue price of 99.973%. These notes are secured by the stock of QVC, pari passu with the senior secured credit facility and QVC's existing notes. Interest is payable semi-annually.
The net proceeds from the issuance of these instruments were used to reduce the outstanding principal under QVC's existing 7.125% Senior Secured Notes due 2017, the 7.5% Senior Secured Notes due 2019 and the senior secured credit facility, as well as for general corporate purposes.
Additionally, as a result of these refinancing transactions in the first quarter, we incurred an extinguishment loss of $41 million recorded as loss on extinguishment of debt in the condensed consolidated statements of operations.
Interest Rate Swap Arrangements
In March 2013, QVC's notional interest rate swaps of $3.1 billion expired. These swap arrangements did not qualify as cash flow hedges under U.S. GAAP. Accordingly, changes in the fair value of the swaps were reflected in gain on financial instruments in the accompanying condensed consolidated statements of operations. We recorded a $12 million and an $11 million gain on financial instruments for three months ended March 31, 2013 and 2012, respectively.
At December 31, 2012, the fair value of the swap instruments was a net liability position of $12 million, of which $13 million was included in accrued liabilities, offset by $1 million included in prepaid expenses in the condensed consolidated balance sheet.
Other Debt Related Information
QVC was in compliance with all of its debt covenants at March 31, 2013.
During the quarter, there were no significant changes to QVC's debt credit ratings.
The weighted average rate applicable to all of the outstanding debt (excluding capital leases) was 5.8% as of March 31, 2013.
(7) Leases and Transponder Service Arrangements
Future minimum payments under noncancelable operating leases and capital transponder leases with initial terms of one year or more at March 31, 2013 consisted of the following:

(in millions)	Capital transponders	Operating leases
Remainder of 2013	$11	16
2014	11	15
2015	11	12
2016	10	8
2017	10	7
Thereafter	38	96
Total	$91	154
The Company has entered into ten separate agreements with transponder suppliers to transmit its signals in the U.S., Germany and the U.K. via various satellites at an aggregate monthly cost of $1 million. Depreciation expense related to the transponders was $4 million and $4 million for the three months ended March 31, 2013 and 2012, respectively. Total future minimum capital lease payments of $91 million include $9 million of imputed interest. Our transponder service agreement for our U.S. transponders expires at the end of the lives of the satellites, which are currently estimated to be 2020. Our transponder service agreements for our international transponders expire between 2013 and 2022.
Expenses for operating leases, principally for data processing equipment and facilities and for satellite uplink service agreements, amounted to $8 million and $7 million for the three months ended March 31, 2013 and 2012, respectively.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(8) Income Taxes
The Company calculates its interim income tax provision by applying its best estimate of the annual expected effective tax rate to its ordinary year-to-date income or loss. The tax or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur.
The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax environment changes. To the extent that the estimated annual effective tax rate changes during a quarter, the effect of the change on the prior quarters is included in the tax expense for the current quarter.
For the three month period ended March 31, 2013, the Company recorded a tax provision of $62 million, which represented an effective tax rate of 36.9%. For the three month period ended March 31, 2012, the Company recorded a tax provision of $82 million, which represented an effective tax rate of 37.1%. These rates differ from the U.S. federal income tax rate of 35.0% due primarily to state tax expense.
The Company's tax years 2013 and 2012 are currently under examination by the Internal Revenue Service (“IRS”). The Company files Federal tax returns on a consolidated basis with its parent company, Liberty. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of March 31, 2013, the Company, or one of its subsidiaries, was under examination in California, Minnesota, New Jersey, New York, New York City, North Carolina and Pennsylvania, as well as in Japan, Germany and the U.K.
The amounts of the tax-related balances due to Liberty at March 31, 2013 and December 31, 2012 were $56 million and $70 million, respectively, and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.
The Company entered into a Tax Liability Allocation and Indemnification Agreement (the “Agreement”), dated April 26, 2004, with Liberty Interactive LLC. The Agreement establishes the methodology for the calculation and payment of income taxes in connection with the consolidation of the Company with Liberty for income tax purposes. Generally, the Agreement provides that the Company will pay Liberty Interactive LLC an amount equal to the tax liability, if any, that it would have if it were to file as a consolidated group separate and apart from Liberty, with exceptions for the treatment and timing of certain items, including but not limited to deferred intercompany transactions, credits, and net operating and capital losses. To the extent that the separate company tax expense is different from the payment terms of the Agreement, the difference is recorded as either a dividend or capital contribution.
(9) Commitments and Contingencies
The Company has contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that the amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(10) Assets and Liabilities Measured at Fair Value
For assets and liabilities required to be reported or disclosed at fair value, U.S. GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at March 31, 2013 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$314	314	—	—
Long-term liabilities:
Debt (note 6)	3,703	—	3,703	—

		Fair value measurements at December 31, 2012 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Curret assets:
Cash equivalents	$424	424	—	—
Interest rate swap arrangements (note 6)	1	—	1	—
Current liabilities:
Interest rate swap arrangements (note 6)	13	—	13	—
Long-term liabilities
Debt (note 6)	3,626	—	3,626	—
The majority of the Company's Level 2 financial assets and liabilities are debt instruments with quoted market prices that are not considered to be traded on “active markets,” as defined in U.S. GAAP. Accordingly, the financial instruments are reported in the foregoing tables as Level 2 fair value instruments.
U.S. GAAP requires the incorporation of a credit risk valuation adjustment in the Company's fair value measurements to estimate the impact of both its own nonperformance risk and the nonperformance risk of its counterparties. The Company estimates credit risk associated with its own and its counterparties' nonperformance primarily by using observable credit default swap rates for terms similar to those of the remaining life of the instrument, adjusted for any master netting arrangements or other factors that provide an estimate of nonperformance risk. These are Level 3 inputs. However, as the credit risk valuation adjustments were not significant, the Company reported its interest rate swaps as Level 2. The counterparties to the Company's interest rate swap arrangements were all major international financial institutions.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(11) Information about QVC's Operating Segments
Each of the Company's operating segments are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the internet and mobile applications in certain markets. The Company has operations in the United States, Japan, Germany, the United Kingdom and Italy. As such, the Company has identified five reportable segments: the United States, Japan, Germany, the United Kingdom and Italy.
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
Performance measures

	Three months ended March 31,		Three months ended March 31,
	2013		2012
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QVC-U.S.	$1,297	291	1,240	270
QVC-Japan	256	54	289	63
QVC-Germany	250	43	247	46
QVC-U.K.	140	19	140	20
QVC-Italy	31	(3)	16	(9)
Consolidated QVC	$1,974	404	1,932	390
Net revenue amounts by product category are not available from our general purpose financial statements.
Other information

	Three months ended March 31,		Three months ended March 31,
	2013		2012
(in millions)	Depreciation	Amortization	Depreciation	Amortization
QVC-U.S.	$13	88	13	80
QVC-Japan	3	2	4	3
QVC-Germany	8	9	9	8
QVC-U.K.	4	3	3	3
QVC-Italy	2	2	2	2
Consolidated QVC	$30	104	31	96

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

	March 31,		December 31,
	2013		2012
(in millions)	Total assets	Capital expenditures	Total assets	Capital expenditures
QVC-U.S.	$10,216	14	10,541	88
QVC-Japan	819	11	969	105
QVC-Germany	1,043	5	1,064	25
QVC-U.K.	581	2	619	22
QVC-Italy	239	1	245	6
Consolidated QVC	$12,898	33	13,438	246
Long-lived assets, net of accumulated depreciation, by geographic area were as follows:

	March 31,	December 31,
(in millions)	2013	2012
QVC-U.S.	$422	429
QVC-Japan	264	280
QVC-Germany	235	247
QVC-U.K.	119	128
QVC-Italy	44	47
Consolidated QVC	$1,084	1,131
The following table provides a reconciliation of Adjusted OIBDA to income before income taxes:

	Three months ended March 31,
(in millions)	2013	2012
Adjusted OIBDA	$404	390
Stock‑based compensation	(10)	(5)
Depreciation and amortization	(134)	(127)
Equity in earnings of investee	1	—
Gain on financial instruments	12	11
Interest expense	(63)	(55)
Interest income	—	1
Foreign currency (loss) gain	(1)	6
Loss on extinguishment of debt	(41)	—
Income before income taxes	$168	221

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(12) Other Comprehensive Income
The change in the component of accumulated other comprehensive income, net of taxes ("AOCI"), is summarized as follows:

(in millions)	Foreign currency translation adjustments	AOCI
Balance at January 1, 2012	$194	194
Other comprehensive income attributable to QVC, Inc. shareholder	23	23
Balance at March 31, 2012	217	217

Balance at January 1, 2013	$186	186
Other comprehensive income attributable to QVC, Inc. shareholder	(78)	(78)
Balance at March 31, 2013	108	108
The component of other comprehensive income is reflected in QVC's condensed consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive income:

(in millions)	Before-tax amount	Tax (expense) benefit	Net-of-tax amount
Three months ended March 31, 2013:
Foreign currency translation adjustments	$(116)	25	(91)
Other comprehensive income (loss)	(116)	25	(91)

Three months ended March 31, 2012:
Foreign currency translation adjustments	$17	(4)	13
Other comprehensive income (loss)	17	(4)	13
(13) Subsequent Events
On April 17, 2013, QVC completed the redemption of the remaining $376 million principal amount of its 7.125% Senior Secured Notes due 2017 using a combination of borrowings on the senior secured credit facility and cash on hand.
QVC declared and paid dividends to Liberty in the amount of $50 million subsequent to March 31, 2013.
(14) Guarantor/Non-guarantor Subsidiary Financial Information
The following information contains the condensed consolidating financial statements for the Company, the parent on a stand-alone basis (QVC, Inc.), the combined subsidiary guarantors (Affiliate Relations Holdings, Inc.; Affiliate Investment, Inc.; AMI 2, Inc.; ER Marks, Inc.; QVC International LLC; QVC Rocky Mount, Inc. and QVC San Antonio, LLC) and the combined non-guarantor subsidiaries pursuant to Rule 3-10 of Regulation S-X. Certain non-guarantor subsidiaries are majority owned by QVC International LLC, which is a guarantor subsidiary.
These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the Company’s condensed consolidated financial statements. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, such as management fees, royalty revenue and expense and interest income and expense. Goodwill and other intangible assets have been allocated to the subsidiaries based on management’s estimates. Certain costs have been partially allocated to all of the subsidiaries of the Company.
The subsidiary guarantors are 100% owned by the Company. All guarantees are full and unconditional and are joint and several. There are no significant restrictions on the ability of the Company to obtain funds from its U.S. subsidiaries, including the guarantors, by dividend or loan. The Company has not presented separate notes and other disclosures concerning the subsidiary guarantors as the Company has determined that such material information is available in the notes to the Company’s condensed consolidated financial statements.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidated balance sheets

March 31, 2013
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$3	168	268	—	439
Restricted cash	13	—	2	—	15
Accounts receivable, net	532	—	243	—	775
Inventories	699	—	236	—	935
Deferred income taxes	135	—	20	—	155
Prepaid expenses	22	—	28	—	50
Total current assets	1,404	168	797	—	2,369
Property, plant and equipment, net	243	66	775	—	1,084
Cable and satellite television distribution rights, net	—	589	133	—	722
Goodwill	4,169	—	1,010	—	5,179
Other intangible assets, net	1,245	2,049	167	—	3,461
Other noncurrent assets	16	—	67	—	83
Investments in subsidiaries	3,599	1,750	—	(5,349)	—
Total assets	$10,676	4,622	2,949	(5,349)	12,898
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$2	—	9	—	11
Accounts payable-trade	210	—	212	—	422
Accrued liabilities	264	95	395	—	754
Intercompany accounts (receivable) payable	(368)	(315)	683	—	—
Total current liabilities	108	(220)	1,299	—	1,187
Long-term portion of debt and capital lease obligations	3,527	—	58	—	3,585
Deferred compensation	10	—	1	—	11
Deferred income taxes	423	952	(8)	—	1,367
Other long-term liabilities	136	—	22	—	158
Total liabilities	4,204	732	1,372	—	6,308
Equity:
QVC, Inc. shareholder's equity	6,472	3,890	1,459	(5,349)	6,472
Noncontrolling interest	—	—	118	—	118
Total equity	6,472	3,890	1,577	(5,349)	6,590
Total liabilities and equity	$10,676	4,622	2,949	(5,349)	12,898

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidated statements of operations

Three months ended March 31, 2013
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,368	183	654	(231)	1,974
Cost of goods sold	854	25	434	(61)	1,252
Gross profit	514	158	220	(170)	722
Operating expenses:
Operating	45	46	82	—	173
Selling, general and administrative, including stock-based compensation	235	—	90	(170)	155
Depreciation	10	1	19	—	30
Amortization of intangible assets	51	34	19	—	104
Intercompany management expense (income)	17	(4)	(13)	—	—
	358	77	197	(170)	462
Operating income	156	81	23	—	260
Other income (expense):
Equity in earnings of investee	—	—	1	—	1
Gain on financial instruments	12	—	—	—	12
Interest expense	(62)	—	(1)	—	(63)
Foreign currency (loss) gain	(1)	(1)	1	—	(1)
Loss on extinguishment of debt	(41)	—	—	—	(41)
Intercompany interest (expense) income	(3)	12	(9)	—	—
	(95)	11	(8)	—	(92)
Income before income taxes	61	92	15	—	168
Income tax expense	(10)	(28)	(24)	—	(62)
Equity in earnings of subsidiaries, net of tax	55	16	—	(71)	—
Net income (loss)	106	80	(9)	(71)	106
Less net income attributable to the noncontrolling interest	(12)	—	(12)	12	(12)
Net income (loss) attributable to QVC, Inc. shareholder	$94	80	(21)	(59)	94

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidated statements of operations

Three months ended March 31, 2012
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,310	172	672	(222)	1,932
Cost of goods sold	822	28	439	(59)	1,230
Gross profit	488	144	233	(163)	702
Operating expenses:
Operating	42	44	89	—	175
Selling, general and administrative, including stock-based compensation	224	1	80	(163)	142
Depreciation	9	1	21	—	31
Amortization of intangible assets	48	32	16	—	96
Intercompany management (income) expense	(4)	3	1	—	—
	319	81	207	(163)	444
Operating income	169	63	26	—	258
Other income (expense):
Gain on financial instruments	11	—	—	—	11
Interest expense	(55)	—	—	—	(55)
Interest income	—	—	1	—	1
Foreign currency (loss) gain	(2)	4	4	—	6
Intercompany interest (expense) income	(3)	13	(10)	—	—
	(49)	17	(5)	—	(37)
Income before income taxes	120	80	21	—	221
Income tax expense	(34)	(25)	(23)	—	(82)
Equity in earnings of subsidiaries, net of tax	53	12	—	(65)	—
Net income (loss)	139	67	(2)	(65)	139
Less net income attributable to the noncontrolling interest	(14)	—	(14)	14	(14)
Net income (loss) attributable to QVC, Inc. shareholder	$125	67	(16)	(51)	125

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidated statements of comprehensive income (loss)

Three months ended March 31, 2013
(in millions)	Subsidiary issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income (loss)	$106	80	(9)	(71)	106
Foreign currency translation adjustments	(91)	—	(91)	91	(91)
Total comprehensive income (loss)	15	80	(100)	20	15
Comprehensive loss (income) attributable to noncontrolling interest	1	—	1	(1)	1
Comprehensive income (loss) attributable to QVC, Inc. shareholder	16	80	(99)	19	16

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidated statements of comprehensive income (loss)

Three months ended March 31, 2012
(in millions)	Subsidiary issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income (loss)	$139	67	(2)	(65)	139
Foreign currency translation adjustments	13	—	13	(13)	13
Total comprehensive income (loss)	152	67	11	(78)	152
Comprehensive loss (income) attributable to noncontrolling interest	(4)	—	(4)	4	(4)
Comprehensive income (loss) attributable to QVC, Inc. shareholder	148	67	7	(74)	148

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidated statements of cash flows

Three months ended March 31, 2013
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	101	77	(3)	—	175
Investing activities:
Capital expenditures, net	(8)	—	(25)	—	(33)
Expenditures for cable and satellite television distribution rights	—	(24)	(1)	—	(25)
Changes in other noncurrent assets and liabilities	(3)	2	(3)	—	(4)
Intercompany investing activities	245	104	—	(349)	—
Net cash provided by (used in) investing activities	234	82	(29)	(349)	(62)
Financing activities:
Principal payments of debt and capital lease obligations	(1,167)	—	(1)	—	(1,168)
Principal borrowings of debt from senior secured credit facility	240	—	—	—	240
Proceeds from issuance of senior secured notes	1,050	—	—	—	1,050
Payment of debt origination fees	(14)	—	—	—	(14)
Payment of bond premium fees	(33)	—	—	—	(33)
Other financing activities	4	—	—	—	4
Dividends paid to Liberty, net	(244)	—	—	—	(244)
Dividends paid to noncontrolling interest	—	—	(25)	—	(25)
Net short-term intercompany debt (repayments) borrowings	(142)	96	46	—	—
Intercompany financing activities	(101)	(252)	4	349	—
Net cash (used in) provided by financing activities	(407)	(156)	24	349	(190)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(24)	—	(24)
Net (decrease) increase in cash and cash equivalents	(72)	3	(32)	—	(101)
Cash and cash equivalents, beginning of year	75	165	300	—	540
Cash and cash equivalents, end of year	3	168	268	—	439

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidated statements of cash flows

Three months ended March 31, 2012
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	264	83	54	—	401
Investing activities:
Capital expenditures, net	(7)	(1)	(37)	—	(45)
Expenditures for cable and satellite television distribution rights	—	(1)	(1)	—	(2)
Cash paid for acquisitions of businesses, net of cash received	—	—	(16)	—	(16)
Changes in other noncurrent assets and liabilities	2	(1)	(1)	—	—
Intercompany investing activities	135	121	—	(256)	—
Net cash provided by (used in) investing activities	130	118	(55)	(256)	(63)
Financing activities:
Principal payments of debt and capital lease obligations	(315)	—	(4)	—	(319)
Principal borrowings of debt from senior secured credit facility	275	—	—	—	275
Dividends paid to Liberty, net	(238)	—	—	—	(238)
Dividends paid to noncontrolling interest	—	—	(29)	—	(29)
Net short-term intercompany debt (repayments) borrowings	(89)	28	61	—	—
Intercompany financing activities	—	(235)	(21)	256	—
Net cash (used in) provided by financing activities	(367)	(207)	7	256	(311)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(9)	—	(9)
Net increase (decrease) in cash and cash equivalents	27	(6)	(3)	—	18
Cash and cash equivalents, beginning of year	3	223	334	—	560
Cash and cash equivalents, end of year	30	217	331	—	578

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth and subscriber trends; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	customer demand for our products and services and our ability to adapt to changes in demand;

•	competitor responses to our products and services;

•	the levels of online traffic on our websites and our ability to convert visitors into customers or contributors;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	our future financial performance, including availability, terms and deployment of capital;

•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•
changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings;

•	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;

•	general economic and business conditions and industry trends;

•	consumer spending levels, including the availability and amount of individual consumer debt;

•	advertising spending levels;

•	changes in distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and IP television;

•	increased digital TV penetration and the impact on channel positioning of our programs;

•	rapid technological changes;

•	the regulatory and competitive environment of the industries in which we operate;

•	threatened terrorist attacks and ongoing military action around the world;

•	fluctuation in foreign currency exchange rates and political unrest in international markets;

•	Liberty's dependence on our cash flow for servicing its debt and for other purposes; and

•	The risks identified under "Risk Factors" in Item 1A. of our annual report on Form 10-K for the year ended December 31, 2012.

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our annual report on Form 10-K for the year ended December 31, 2012.
Overview
QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the internet and mobile applications. In the United States, QVC's live programming is distributed via its nationally televised shopping program 24 hours a day, 364 days per year. Internationally, QVC's program services are based in Japan, Germany, the United Kingdom and Italy. QVC-Japan distributes live programming 24 hours a day, QVC-Germany distributes its program 24 hours a day with 23 hours of live programming and QVC-U.K. distributes its program 24 hours a day with 17 hours of live programming. QVC-Italy distributes programming live for 17 hours a day on satellite and digital terrestrial television and an additional seven hours a day of recorded programming on satellite and seven hours a day of general interest programming on digital terrestrial television.
On July 4, 2012, QVC entered into a joint venture with China Broadcasting Corporation, a limited liability company, owned by China National Radio (''CNR'') for a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS is distributing live programming for 12 hours a day and recorded programming for 12 hours a day. This joint venture is being accounted for as an equity method investment recorded as equity in earnings of investee in the condensed consolidated statements of operations.
The Company has a venture with Mitsui & Co. LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests.
We are an indirect wholly owned subsidiary of Liberty Interactive Corporation ("Liberty") (Nasdaq: LINTA and LINTB), which owns interests in a broad range of digital commerce businesses. We are attributed to the Liberty Interactive tracking stock, which tracks the assets and liabilities of Liberty's Interactive Group (the "Interactive Group"). The Interactive Group does not represent a separate legal entity; rather, it represents those businesses, assets and liabilities that are attributed to that group. Liberty attributed to its Interactive Group those businesses primarily focused on digital commerce. Liberty also attributed to its Interactive Group its 37% ownership interest in HSN, Inc., one of our two closest televised shopping competitors.
Strategies and challenges of business units
QVC's goal is to become the preeminent global multimedia shopping community for people who love to shop, and to offer a shopping experience that is as much about entertainment and enrichment as it is about buying. QVC's objective is to provide an integrated shopping experience that utilizes all forms of media including television, the internet and mobile devices. In 2013, QVC intends to employ several strategies to achieve these goals and objectives. Among these strategies are to (i) extend the breadth, relevance and exposure of the QVC brand; (ii) source products that represent unique quality and value; (iii) create engaging presentation content both in televised programming, mobile and online; (iv) leverage customer loyalty and continue multi-platform expansion; and (v) create a compelling and differentiated customer experience. In addition, QVC expects to expand globally by leveraging its existing systems, infrastructure and skills in other countries around the world.

QVC's televised shopping program is already received by substantially all the multichannel television households in the U.S., Germany and the U.K. QVC's future net revenue growth will primarily depend on international expansion, sales growth from e-commerce and mobile platforms, additions of new customers from households already receiving QVC's television programming and growth in sales to existing customers and new customers as a result of expansion of the programming reach of QVC-Japan and QVC-Italy. QVC's future net revenue may also be affected by (i) the willingness of multichannel television distributors to continue carrying QVC's programming service; (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult due to governmental action or from distributors converting analog customers to digital; (iii) changes in television viewing habits because of personal video recorders, video-on-demand and internet video services; and (iv) general economic conditions.
In the first quarter of 2013, QVC-US launched over-the-air broadcasting in designated US markets that can be accessed by any television household regardless of whether they subscribe to a paid television service. This will allow QVC-US to reach new customers who previously did not have access to the live television broadcast through other platforms.
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

Results of Operations
QVC's operating results were as follows:

	Three months ended March 31,
(in millions)	2013	2012
Net revenue	$1,974	1,932
Costs of goods sold	1,252	1,230
Gross profit	722	702
Operating expenses:
Operating	173	175
SG&A expenses (excluding stock‑based compensation)	145	137
Adjusted OIBDA	404	390
Stock-based compensation	10	5
Depreciation	30	31
Amortization of intangible assets	104	96
Operating income	260	258
Other income (expense):
Equity in earnings of investee	1	—
Gain on financial instruments	12	11
Interest expense	(63)	(55)
Interest income	—	1
Foreign currency (loss) gain	(1)	6
Loss on extinguishment of debt	(41)	—
	(92)	(37)
Income before income taxes	168	221
Income tax expense	(62)	(82)
Net income	106	139
Less net income attributable to the noncontrolling interest	(12)	(14)
Net income attributable to QVC, Inc. shareholder	$94	125
Net revenue
Net revenue was generated in the following geographical areas:

	Three months ended March 31,
(in millions)	2013	2012
QVC-U.S.	$1,297	1,240
QVC-Japan	256	289
QVC-Germany	250	247
QVC-U.K.	140	140
QVC-Italy	31	16
Consolidated QVC	$1,974	1,932

QVC's consolidated net revenue increased 2.2% for the three months ended March 31, 2013 as compared to the corresponding prior year. The increase in net revenue was primarily comprised of $93 million due to a 4.3% increase in average selling price per unit (“ASP”) and $13 million due to a 0.6% increase in units sold. These amounts were partially offset by $43 million in unfavorable foreign currency rates primarily in Japan, and to a lesser extent, in the U.K., which were partially offset by favorable foreign currency rates in Germany and Italy. Net revenue was also negatively impacted by $21 million due to an increase in estimated product returns primarily as a result of the sales increase. Returns as a percent of gross product revenue remained relatively flat at 19.9% compared to 19.8% in the prior year.
During the three months ended March 31, 2013 and 2012, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
The percentage increase (decrease) in net revenue for each of QVC's geographic areas in U.S. Dollars and in local currency was as follows:

	Three months ended March 31,
	2013
	U.S. Dollars	Local currency
QVC-U.S.	4.6%	4.6%
QVC-Japan	(11.4)%	3.2%
QVC-Germany	1.2%	0.8%
QVC-U.K.	—%	1.3%
QVC-Italy	93.8%	89.8%
QVC-U.S. net revenue growth was primarily due to a 6.1% increase in ASP, partially offset by a 1.5% decrease in units shipped. QVC-U.S. shipped sales increased mainly due to growth in sales in the electronics and beauty categories. QVC-Japan experienced growth in all categories except home. QVC-Germany shipped sales increased mainly due to growth in sales in the beauty, apparel and accessories categories, partially offset by lower jewelry sales. QVC-U.K. primarily experienced growth in the home and beauty categories, somewhat offset by a decline in jewelry products. QVC-Italy's sales consisted primarily of cooking and dining, beauty and apparel products.
Gross profit
QVC's gross profit percentage was 36.6% and 36.3% for the three months ended March 31, 2013 and 2012, respectively. The increase in gross profit percentage in 2013 was primarily due to favorable warehouse, freight and inventory obsolescence expenses in the U.S., somewhat offset by unfavorable product margins in Germany and the U.K. Warehouse expenses were favorable in the U.S. due to sales leverage and lower packaging expenses. U.S. freight costs were favorable due to fewer units shipped and inventory obsolescence expense declined due to improved inventory control.
Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expenses and production costs. Operating expenses decreased $2 million or 1.1% for the three months ended March 31, 2013. The decrease was primarily due to a $5 million effect of exchange rates, mainly from the strengthening of the U.S. Dollar against the Japanese Yen. This was offset by a $2 million increase in credit card processing fees and a $1 million increase in commissions expense primarily as a result of the sales increase in the U.S.
Selling, general and administrative expenses (excluding stock-based compensation)
QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses increased $8 million, and as a percent of net revenue, from 7.1% to 7.3% for the three months ended March 31, 2013 due to a variety of factors.

The change was primarily due to a $13 million increase in personnel expenses due to merit, benefits and bonus increases primarily in the U.S., and to a lesser extent, in Germany. Also, there was an additional $3 million in expenses associated with duplicate running costs at QVC-Japan associated with the transition to its new headquarters, including a lease cancellation accrual. These amounts were offset by a decrease of $4 million in U.S. franchise taxes and a $3 million effect of exchange rates.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC recorded $10 million and $5 million of stock-based compensation expense for the three months ended March 31, 2013 and 2012, respectively. The increase in stock-based compensation expense was primarily the result of the one-time option exchange for certain officers in December 2012.
Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended March 31,
(in millions)	2013	2012
Affiliate agreements	$38	38
Customer relationships	43	43
Acquisition related amortization	81	81
Property, plant and equipment	30	31
Software amortization	19	12
Channel placement amortization and related expenses	4	3
Total depreciation and amortization	$134	127
Equity in earnings of investee
The gain was associated with our joint venture in China that is accounted for as an equity method investment.
Gain on financial instruments
In March 2013, QVC's notional interest rate swaps of $3.1 billion expired. These swap arrangements did not qualify as cash flow hedges under U.S. GAAP. Accordingly, changes in the fair value of the swaps were reflected in gain on financial instruments in the accompanying condensed consolidated statements of operations. We recorded a $12 million and an $11 million gain on financial instruments for three months ended March 31, 2013 and 2012, respectively.
Interest expense
Consolidated interest expense increased 14.5% for the three months ended March 31, 2013 as compared to the corresponding prior year. The increase in 2013 was primarily due to higher average additional borrowings on our senior secured credit facility.
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
Loss on extinguishment of debt
During the quarter, QVC purchased $355 million of its 7.125% Senior Secured Notes due 2017 and 7.5% Senior Secured Notes due 2019. The increase was primarily due to premiums paid for the tenders of these notes. Refer to note six and the below section, "Financial Position, Liquidity and Capital Resources," for further details.

Income taxes
QVC's effective tax rate was 36.9% and 37.1% for the three months ended March 31, 2013 and 2012, respectively. These rates differ from the U.S. federal income tax rate of 35.0% due primarily to state tax expense.
Adjusted Operating Income before Depreciation and Amortization (Adjusted OIBDA)
QVC defines Adjusted OIBDA as net revenue less cost of goods sold, operating expenses and selling, general and administrative expenses (excluding stock-based compensation). QVC's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate the businesses and make decisions about allocating resources among the businesses. QVC believes that this is an important indicator of the operational strength and performance of the businesses, including the ability to service debt and fund capital expenditures. In addition, this measure allows QVC to view operating results, perform analytical comparisons and perform benchmarking among its businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation, amortization and stock-based compensation that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.
The primary material limitations associated with the use of Adjusted OIBDA as compared to GAAP results are (i) it may not be comparable to similarly titled measures used by other companies in the industry, and (ii) it excludes financial information that some may consider important in evaluating QVC's performance. QVC compensates for these limitations by providing disclosure of the difference between Adjusted OIBDA and GAAP results, including providing a reconciliation of Adjusted OIBDA to GAAP results, to enable investors to perform their own analysis of QVC's operating results. Refer to note 11 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to Income before income taxes.
Seasonality
QVC's business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, QVC has earned on average between 22% and 23% of its revenue in each of the first three quarters of the year and 32% of its revenue in the fourth quarter of the year.
Financial Position, Liquidity and Capital Resources
General
Historically, QVC's primary sources of cash have been cash provided by operating activities and borrowings. In general, QVC uses this cash to fund its operations, make capital purchases, make payments to Liberty, make interest payments and minimize QVC's outstanding senior secured credit facility balance.
As of March 31, 2013, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
Senior Secured Credit Facility
On March 1, 2013, we amended and restated our senior secured credit facility, which provides for a $2.0 billion revolving credit facility with a $250 million sub-limit for standby letters of credit and $1.0 billion of uncommitted incremental revolving loan commitments or incremental term loans. QVC may elect that the loans extended under the senior secured credit facility bear interest at a rate per annum equal to the ABR Rate or LIBOR, as each is defined in the senior secured credit facility agreement, plus a margin of 0.25% to 2.00% depending on various factors. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability. Any amounts prepaid on the revolving credit facility may be reborrowed. Payment of loans may be accelerated following certain customary events of default. The senior secured credit facility is a multi-currency facility. The senior secured credit facility is secured by the stock of QVC. QVC had $1.7 billion available under the terms of the senior secured credit facility at March 31, 2013. The interest rate on the senior secured credit facility was 1.7% at March 31, 2013.

The purpose of the amendment was to, among other things, extend the maturity of our senior secured credit facility to March 1, 2018 and lower the interest rate on borrowings.
The senior secured credit facility contains certain affirmative and negative covenants, including certain restrictions with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; dissolving, consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; restricting subsidiary distributions; and limiting QVC's ratio of consolidated total debt to consolidated Adjusted OIBDA.
Senior Secured Notes
On March 4, 2013, QVC announced the commencement of cash tender offers (the "Offers") for any and all of its outstanding $500 million in aggregate principal amount of 7.125% Senior Secured Notes due 2017 and up to $250 million in aggregate principal amount of its 7.5% Senior Secured Notes due 2019. On March 18, 2013, $124 million of the 7.125% Senior Secured Notes due 2017 were tendered pursuant to the Offers, whereby holders of the 7.125% Senior Secured Notes due 2017 received consideration of $1,039.40 for each $1,000 principal amount of tendered 7.125% Senior Secured Notes due 2017. On March 18, 2013, $231 million of the 7.5% Senior Secured Notes due 2019 were tendered pursuant to the Offers, whereby holders of the 7.5% Senior Secured Notes due 2019 received consideration of $1,120 for each $1,000 principal amount of tendered 7.5% Senior Secured Notes due 2019.
On April 17, 2013, QVC completed the redemption of the remaining $376 million principal amount of its 7.125% Senior Secured Notes due 2017 using a combination of borrowings on the senior secured credit facility and cash on hand.
On March 18, 2013, QVC issued $750 million principal amount of 4.375% Senior Secured Notes due 2023 at an issue price of 99.968% and issued $300 million principal amount of 5.95% Senior Secured Notes due 2043 at an issue price of 99.973%. These notes are secured by the stock of QVC, pari passu with the senior secured credit facility and QVC's existing notes. Interest is payable semi-annually.
The net proceeds from the issuance of these instruments were used to reduce the outstanding principal under QVC's existing 7.125% Senior Secured Notes due 2017, the 7.5% Senior Secured Notes due 2019 and the senior secured credit facility, as well as for general corporate purposes.
Additionally, as a result of these refinancing transactions in the first quarter, we incurred an extinguishment loss of $41 million recorded as loss on extinguishment of debt in the condensed consolidated statements of operations.
Interest Rate Swap Arrangements
In March 2013, QVC's notional interest rate swaps of $3.1 billion expired. These swap arrangements did not qualify as cash flow hedges under U.S. GAAP. Accordingly, changes in the fair value of the swaps were reflected in gain on financial instruments in the accompanying condensed consolidated statements of operations. We recorded a $12 million and an $11 million gain on financial instruments for three months ended March 31, 2013 and 2012, respectively.
At December 31, 2012, the fair value of the swap instruments was a net liability position of $12 million, of which $13 million was included in accrued liabilities, offset by $1 million included in prepaid expenses in the condensed consolidated balance sheet.
Other Debt Related Information
QVC was in compliance with all of its debt covenants at March 31, 2013.
During the quarter, there were no significant changes to QVC's debt credit ratings.
The weighted average rate applicable to all of the outstanding debt (excluding capital leases) was 5.8% as of March 31, 2013.

There are no restrictions under the debt agreements on QVC's ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or credit facility, and QVC's consolidated leverage ratio would be no greater than 3.25 to 1.0. As a result, Liberty will, in many instances, be permitted to rely on QVC's cash flow for servicing Liberty's debt and for other purposes, including payments of dividends on Liberty's capital stock, if declared, or to fund acquisitions or other operational requirements of Liberty and its subsidiaries. These events may deplete QVC's equity or require QVC to borrow under the senior secured credit facility, increasing QVC's leverage and decreasing liquidity. QVC has made significant distributions to Liberty in the past.
Additional Cash Flow Information
During the three months ended March 31, 2013, our primary uses of cash were $928 million of net principal payments on debt and capital lease obligations, $244 million of net dividends to Liberty, $58 million of capital and cable and satellite television distribution rights expenditures, $33 million in premiums paid for the tenders of QVC's existing 7.125% Senior Secured Notes due 2017 and 7.5% Senior Secured Notes due 2019 and a $25 million dividend payment from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,050 million in proceeds from the issuance of the 4.375% Senior Secured Notes Due 2023 and 2043 and $175 million of cash provided by operating activities. As of March 31, 2013, our cash balance (excluding restricted cash) was $439 million.
The change in cash provided by operating activities for the three months ended March 31, 2013 compared to the previous year was primarily due to variances in accounts payable and accrued liabilities balances. The variance in accounts payable was primarily due to timing of payments to vendors and the change in accrued liabilities was primarily due to variances in taxes payable balances as a result of timing of payments.
As of March 31, 2013, $260 million of the $439 million in cash was held by foreign subsidiaries. Cash in foreign subsidiaries is generally accessible, but certain tax consequences may reduce the net amount of cash we are able to utilize for U.S. purposes. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately one-half of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
During the three months ended March 31, 2012, our primary uses of cash were $238 million of net dividends to Liberty, $45 million of capital expenditures, $44 million of net principal payments on debt and capital lease obligations and a $29 million dividend payment from QVC-Japan to Mitsui. These uses of cash were funded primarily with $401 million of cash provided by operating activities. As of March 31, 2012, our cash balance (excluding restricted cash) was $578 million.
Other
Capital expenditures spending in 2013 is expected to be approximately $260 million, including $33 million already expended.
Refer to the chart under the "Off-balance Sheet Arrangements and Aggregate Contractual Obligations" section below for additional information concerning the amount and timing of expected future payments under QVC's contractual obligations at March 31, 2013.
QVC has contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible QVC may incur losses upon the conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, that may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations at March 31, 2013 is summarized below:

	Payments due by period
(in millions)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt (1)	$3,523	376	—	—	3,147
Interest payments(2)	1,867	152	361	361	993
Capital lease obligations (including imputed interest)	91	11	22	20	38
Operating lease obligations	154	16	27	15	96
(1) Amounts exclude capital lease obligations and the issue discounts on the 7.5%, 4.375% and 5.95% Senior Secured Notes.
(2) Amounts (i) are based on the terms of QVC's senior secured credit facility and senior secured notes, (ii) assumes the interest rates on the floating rate debt remain constant at the rates in effect as of March 31, 2013, (iii) assumes that our existing debt is repaid at maturity and (iv) excludes capital lease obligations.
Our purchase obligations did not materially change as of March 31, 2013.
Recent Accounting Pronouncements
In February 2013, the FASB issued ASU No. 2013-02, which amends ASC Topic 220, Comprehensive Income and requires that companies present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements. The standard requires that companies present either in a single note, or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies will instead cross reference to the related footnote for additional information. QVC adopted this guidance as of January 1, 2013, and adoption did not have an impact on the QVC's condensed consolidated financial position, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
QVC is exposed to market risk in the normal course of business due to ongoing investing and financial activities and the conduct of operations by subsidiaries in different foreign countries. Market risk refers to the risk of loss arising from adverse changes in stock prices, interest rates and foreign currency exchange rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. QVC has established procedures and internal processes governing the management of market risks and the use of financial instruments to manage exposure to such risks.
Interest rate risk
QVC is exposed to changes in interest rates primarily as a result of borrowing activities. QVC manages the exposure to interest rates by maintaining what QVC believes is an appropriate mix of fixed and variable rate debt. QVC believes this best protects itself from interest rate risk. As of March 31, 2013, QVC's debt, excluding capital leases and unamortized discounts, was comprised of $3.2 billion of fixed rate debt and $328 million of variable rate debt. The weighted average rate of all of QVC's variable rate debt was 1.7% and the weighted average rate of all of QVC's fixed rate debt (including capital leases) was 6.1% as of March 31, 2013.
In March 2013, QVC's notional interest rate swaps of $3.1 billion expired. These swap arrangements did not qualify as cash flow hedges under U.S. GAAP. Accordingly, changes in the fair value of the swaps were reflected in gain on financial instruments in the accompanying condensed consolidated statements of operations. We recorded a $12 million and $11 million gain on financial instruments as of March 31, 2013 and March 31, 2012 respectively.

Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of shareholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three months ended March 31, 2013 would have been impacted by approximately $1 million for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The credit facility provides QVC the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of March 31, 2013, QVC had borrowings of 5.5 billion Japanese Yen, equivalent to $58 million based on an exchange rate of 94.22 Japanese Yen per U.S. Dollar, outstanding under the credit facility. As of March 31, 2013, the foreign currency exchange exposure to these borrowings approximated $1 million for every 1% change in the Japanese Yen exchange rate per U.S. Dollar.
Item 4. Controls and Procedures
In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e) ("the Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
Item 6. Exhibits
(a) Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1
Amended and Restated Credit Agreement, dated as of March 1, 2013, among QVC, Inc., as Borrower, J.P. Morgan Securities LLC, as Lead Arranger and Lead Bookrunner, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A., and BNP Paribas, as Syndication Agents, and the parties named therein as Lenders, Documentation Agents and Co-Lead Arrangers and Co-Bookrunners (incorporated by reference to Exhibit 99.2 to the 8-K as filed on March 7, 2013)

10.2	Form of the Indenture dated as of March 18, 2013 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association*
10.3	Form of the Registration Rights Agreement, dated as of March 18, 2013, by and among QVC, Inc., the guarantors named therein and the initial purchasers named therein*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32.1	Section 1350 Certification*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**
*Filed herewith.
**Furnished herewith.

II-1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QVC, Inc.

Date: May 9, 2013	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2013	By:/s/ DANIEL T. O'CONNELL
Daniel T. O'Connell
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

II-2

EXHIBIT INDEX
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1
Amended and Restated Credit Agreement, dated as of March 1, 2013, among QVC, Inc., as Borrower, J.P. Morgan Securities LLC, as Lead Arranger and Lead Bookrunner, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A., and BNP Paribas, as Syndication Agents, and the parties named therein as Lenders, Documentation Agents and Co-Lead Arrangers and Co-Bookrunners (incorporated by reference to Exhibit 99.2 to the 8-K as filed on March 7, 2013)

10.2	Form of the Indenture dated as of March 18, 2013 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association*
10.3	Form of the Registration Rights Agreement, dated as of March 18, 2013, by and among QVC, Inc., the guarantors named therein and the initial purchasers named therein*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32.1	Section 1350 Certification*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**
*Filed herewith.
**Furnished herewith.

II-3