Form 10-Q
period 2013-06-30
QVC INC
filed 2013-08-07
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
None of the voting stock of the registrant is held by a non-affiliate of the registrant. There is no publicly traded market for any class of voting stock of the registrant. There is one holder of record of our equity, Liberty QVC Holdings, LLC, an indirect wholly-owned subsidiary of Liberty Interactive Corporation.

QVC, Inc.
2013 QUARTERLY REPORT ON FORM 10‑Q

QVC, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
(in millions)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$416	540
Restricted cash	15	15
Accounts receivable, less allowance for doubtful accounts of $75 million at June 30, 2013 and $74 million at December 31, 2012	702	1,055
Inventories	951	909
Deferred income taxes	159	151
Prepaid expenses	61	53
Total current assets	2,304	2,723
Property, plant and equipment, net of accumulated depreciation of $884 million at June 30, 2013 and $866 million at December 31, 2012	1,061	1,131
Cable and satellite television distribution rights, net	679	764
Goodwill	5,170	5,234
Other intangible assets, net	3,421	3,509
Other noncurrent assets	75	77
Total assets	$12,710	13,438
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$11	12
Accounts payable-trade	444	566
Accrued liabilities	691	955
Total current liabilities	1,146	1,533
Long-term portion of debt and capital lease obligations	3,870	3,465
Deferred compensation	14	12
Deferred income taxes	1,347	1,410
Other long-term liabilities	150	184
Total liabilities	6,527	6,604
Equity:
QVC, Inc. shareholder's equity:
Common stock, $0.01 par value	—	—
Additional paid-in capital	6,685	6,665
Accumulated deficit	(725)	(161)
Accumulated other comprehensive income	98	186
Total QVC, Inc. shareholder's equity	6,058	6,690
Noncontrolling interest	125	144
Total equity	6,183	6,834
Total liabilities and equity	$12,710	13,438

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Net revenue	$1,961	1,974	3,935	3,906
Cost of goods sold	1,227	1,234	2,479	2,464
Gross profit	734	740	1,456	1,442
Operating expenses:
Operating	171	176	344	351
Selling, general and administrative, including stock-based compensation	138	134	293	276
Depreciation	33	33	63	64
Amortization of intangible assets	107	96	211	192
	449	439	911	883
Operating income	285	301	545	559
Other (expense) income:
Equity in losses of investee	(2)	—	(1)	—
Gains on financial instruments	3	13	15	24
Interest expense	(50)	(57)	(113)	(111)
Foreign currency loss	—	(8)	(1)	(2)
Loss on extinguishment of debt	(16)	—	(57)	—
	(65)	(52)	(157)	(89)
Income before income taxes	220	249	388	470
Income tax expense	(81)	(92)	(143)	(174)
Net income	139	157	245	296
Less net income attributable to the noncontrolling interest	(13)	(15)	(25)	(29)
Net income attributable to QVC, Inc. shareholder	$126	142	220	267

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Net income	$139	157	245	296
Foreign currency translation adjustments	(16)	(49)	(107)	(36)
Total comprehensive income	123	108	138	260
Comprehensive income attributable to noncontrolling interest	(7)	(19)	(6)	(23)
Comprehensive income attributable to QVC, Inc. shareholder	$116	89	132	237

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
(in millions)	2013	2012
Operating activities:
Net income	$245	296
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of investee	1	—
Deferred income taxes	(52)	(64)
Foreign currency loss	1	2
Depreciation	63	64
Amortization of intangible assets	211	192
Change in fair value of financial instruments and noncash interest	(11)	(20)
Loss on extinguishment of debt	57	—
Stock-based compensation	19	13
Change in other long-term liabilities	2	12
Effects of changes in working capital items	(94)	148
Net cash provided by operating activities	442	643
Investing activities:
Capital expenditures, net	(75)	(101)
Expenditures for cable and satellite television distribution rights, net	(26)	(2)
Cash paid for joint ventures and acquisitions of businesses, net of cash received	—	(27)
Decrease in restricted cash	—	2
Changes in other noncurrent assets	1	1
Net cash used in investing activities	(100)	(127)
Financing activities:
Principal payments of debt and capital lease obligations	(1,695)	(779)
Principal borrowings of debt from senior secured credit facility	1,053	648
Proceeds from issuance of senior secured notes, net of original issue discount	1,050	—
Payment of debt origination fees	(16)	—
Payment of bond premium fees	(46)	—
Other financing activities	7	—
Dividends paid to Liberty, net	(765)	(458)
Dividend paid to noncontrolling interest	(25)	(29)
Net cash used in financing activities	(437)	(618)
Effect of foreign exchange rate changes on cash and cash equivalents	(29)	(12)
Net decrease in cash and cash equivalents	(124)	(114)
Cash and cash equivalents, beginning of period	540	560
Cash and cash equivalents, end of period	$416	446
Effects of changes in working capital items:
Decrease in accounts receivable	$346	374
Increase in inventories	(51)	(19)
Increase in prepaid expenses	(11)	(4)
Decrease in accounts payable‑trade	(104)	(86)
Decrease in accrued liabilities and other	(274)	(117)
Effects of changes in working capital items	$(94)	148

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2012	1	$—	6,665	(161)	186	144	6,834
Net income	—	—	—	220	—	25	245
Foreign currency translation adjustments	—	—	—	—	(88)	(19)	(107)
Dividend paid to Liberty and other	—	—	(6)	(784)	—	(25)	(815)
Tax benefit resulting from exercise of employee stock options	—	—	7	—	—	—	7
Stock‑based compensation	—	—	19	—	—	—	19
Balance, June 30, 2013	1	$—	6,685	(725)	98	125	6,183

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
On July 4, 2012, QVC entered into a joint venture with China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR''), for a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS is distributing live programming for 12 hours a day and recorded programming for 12 hours a day. This joint venture is being accounted for as an equity method investment recorded as equity in losses of investee in the condensed consolidated statements of operations.
The Company has a venture with Mitsui & Co. LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the six months ended June 30, 2013 and 2012, QVC-Japan paid dividends to Mitsui of $25 million and $29 million, respectively.
We are an indirect wholly owned subsidiary of Liberty Interactive Corporation ("Liberty") (Nasdaq: LINTA, LINTB, LVNTA and LVNTB), which owns interests in a broad range of digital commerce businesses. We are attributed to the Liberty Interactive tracking stock, which tracks the assets and liabilities of Liberty's Interactive Group (the "Interactive Group"). The Interactive Group does not represent a separate legal entity; rather, it represents those businesses, assets and liabilities that are attributed to that group. Liberty attributes to its Interactive Group those businesses primarily focused on digital commerce. Liberty also attributes to its Interactive Group its 37% ownership interest in HSN, Inc., one of our two closest televised shopping competitors.
The condensed consolidated financial statements include the accounts of the Company and its majority‑owned subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.
The accompanying (a) condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and (b) interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in QVC's Annual Report on Form 10-K for the year ended December 31, 2012.

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
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, which amends Accounting Standards Codification ("ASC") Topic 220, Comprehensive Income and requires that companies present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements. The standard requires that companies present either in a single note, or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies will instead cross reference to the related footnote for additional information. QVC adopted this guidance as of January 1, 2013, and adoption did not have an impact on QVC's condensed consolidated financial position, results of operations or cash flows.
Certain prior period amounts have been reclassified to conform with current period presentation.
(2) Cable and Satellite Television Distribution Rights, Net
Cable and satellite television distribution rights consisted of the following:

	June 30,	December 31,
(in millions)	2013	2012
Cable and satellite television distribution rights	$2,276	2,304
Less accumulated amortization	(1,597)	(1,540)
Cable and satellite television distribution rights, net	$679	764
Amortization expense for cable and satellite television distribution rights was $44 million and $40 million for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, amortization expense for cable and satellite television distribution rights was $86 million and $81 million, respectively.
As of June 30, 2013, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2013	$87
2014	168
2015	162
2016	161
2017	111
(3) Goodwill
The changes in the carrying amount of goodwill were as follows:

(in millions)	QVC-U.S.	QVC-Japan	QVC-Germany	QVC-U.K.	QVC-Italy	Total
Balance as of December 31, 2012	$4,190	349	334	212	149	5,234
Exchange rate fluctuations	—	(44)	(4)	(14)	(2)	(64)
Balance as of June 30, 2013	$4,190	305	330	198	147	5,170

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(4) Other Intangible Assets, Net
Other intangible assets consisted of the following:

	June 30, 2013		December 31, 2012
(in millions)	Gross cost	Accumulated amortization	Gross cost	Accumulated amortization
Purchased and internally developed software	$574	(355)	575	(352)
Affiliate and customer relationships	2,438	(1,706)	2,445	(1,624)
Debt origination fees	52	(10)	54	(18)
Trademarks (indefinite life)	2,428	—	2,429	—
	$5,492	(2,071)	5,503	(1,994)
Amortization expense for other intangible assets was $63 million and $56 million for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, amortization expense for other intangible assets was $125 million and $111 million, respectively.
As of June 30, 2013, the related amortization expense and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2013	$139
2014	268
2015	244
2016	196
2017	121
(5) Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30,	December 31,
(in millions)	2013	2012
Accounts payable non-trade	$202	264
Accrued compensation and benefits	95	100
Deferred revenue	79	85
Allowance for sales returns	73	92
Accrued interest	49	50
Liability for consigned goods sold	48	56
Income taxes	40	154
Sales and other taxes	39	62
Other	66	92
	$691	955

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(6) Long-Term Debt and Interest Rate Swap Arrangements
Long-term debt consisted of the following:

	June 30,	December 31,
(in millions)	2013	2012
7.125% Senior Secured Notes due 2017	$—	500
7.5% Senior Secured Notes due 2019, net of original issue discount	760	988
7.375% Senior Secured Notes due 2020	500	500
5.125% Senior Secured Notes due 2022	500	500
4.375% Senior Secured Notes due 2023, net of original issue discount	750	—
5.95% Senior Secured Notes due 2043, net of original issue discount	300	—
Senior secured credit facility	990	903
Capital lease obligations	81	86
Total debt	3,881	3,477
Less current portion	(11)	(12)
Long-term portion of debt and capital lease obligations	$3,870	3,465
Senior Secured Credit Facility
On March 1, 2013, we amended and restated our senior secured credit facility, which provides for a $2.0 billion revolving credit facility with a $250 million sub-limit for standby letters of credit and $1.0 billion of uncommitted incremental revolving loan commitments or incremental term loans. QVC may elect that the loans extended under the senior secured credit facility bear interest at a rate per annum equal to the ABR Rate or LIBOR, as each is defined in the senior secured credit facility agreement, plus a margin of 0.25% to 2.00% depending on various factors. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid on the revolving credit facility may be reborrowed. Payment of loans may be accelerated following certain customary events of default. The senior secured credit facility is a multi-currency facility. The senior secured credit facility is secured by the stock of QVC. We had $1.0 billion available under the terms of the senior secured credit facility at June 30, 2013. The interest rate on the senior secured credit facility was 1.7% at June 30, 2013.
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
Senior Secured Notes
On March 4, 2013, QVC announced the commencement of cash tender offers (the "Offers") for any and all of its outstanding $500 million in aggregate principal amount of 7.125% Senior Secured Notes due 2017 and up to $250 million in aggregate principal amount of its 7.5% Senior Secured Notes due 2019. On March 18, 2013, $124 million of the 7.125% Senior Secured Notes due 2017 were tendered pursuant to the Offers, whereby holders of the 7.125% Senior Secured Notes due 2017 received consideration of $1,039.40 for each $1,000 principal amount of tendered 7.125% Senior Secured Notes due 2017. On March 18, 2013, $231 million of the 7.5% Senior Secured Notes due 2019 were tendered pursuant to the Offers, whereby holders of the 7.5% Senior Secured Notes due 2019 received consideration of $1,120 for each $1,000 principal amount of tendered 7.5% Senior Secured Notes due 2019. On April 17, 2013, QVC completed the redemption of the remaining $376 million principal amount of its 7.125% Senior Secured Notes due 2017, whereby holders received consideration of $1,035.63 for each $1,000 principal amount of tendered 7.125% Senior Secured Notes due 2017.

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
Additionally, as a result of these refinancing transactions, we incurred an extinguishment loss of $57 million for the six months ended June 30, 2013, recorded as loss on extinguishment of debt in the condensed consolidated statements of operations.
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
Other Debt Related Information
QVC was in compliance with all of its debt covenants at June 30, 2013.
During the quarter, there were no significant changes to QVC's debt credit ratings.
The weighted average rate applicable to all of the outstanding debt (excluding capital leases) was 4.9% as of June 30, 2013.
(7) Leases and Transponder Service Arrangements
Future minimum payments under noncancelable operating leases and capital transponder leases with initial terms of one year or more at June 30, 2013 consisted of the following:

(in millions)	Capital transponders	Operating leases
Remainder of 2013	$7	12
2014	12	16
2015	11	14
2016	10	10
2017	10	9
Thereafter	38	101
Total	$88	162
The Company has entered into ten separate agreements with transponder suppliers to transmit its signals in the U.S., Germany and the U.K. via various satellites at an aggregate monthly cost of $1 million. Depreciation expense related to the transponders was $3 million and $3 million for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, depreciation expense related to the transponders was $6 million and $7 million, respectively. Total future minimum capital lease payments of $88 million include $7 million of imputed interest. Our transponder service agreement for our U.S. transponders expires at the earlier of the end of the lives of the satellites or the service agreement, which are currently estimated to be either 2019 or 2020, respectively. Our transponder service agreements for our international transponders expire between 2013 and 2022.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Expenses for operating leases, principally for data processing equipment and facilities and for satellite uplink service agreements, amounted to $6 million and $10 million for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, expenses for operating leases were $14 million and $17 million, respectively.
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
For the three months ended June 30, 2013, the Company recorded a tax provision of $81 million, which represented an effective tax rate of 36.8%. For the six months ended June 30, 2013, the Company recorded a tax provision of $143 million, which represented an effective tax rate of 36.9%. These rates differ from the U.S. federal income tax rate of 35.0% due primarily to state tax expense.
The Company's tax years 2013 and 2012 are currently under examination by the Internal Revenue Service. The Company files Federal tax returns on a consolidated basis with its parent company, Liberty. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of June 30, 2013, the Company, or one of its subsidiaries, was under examination in California, Minnesota, New Jersey, New York, New York City and Pennsylvania, as well as in Germany and the U.K.
The amounts of the tax-related balances due from (to) Liberty at June 30, 2013 and December 31, 2012 were $1 million and $(70) million, respectively, and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.
The Company entered into a Tax Liability Allocation and Indemnification Agreement (the “Agreement”), dated April 26, 2004, with Liberty. The Agreement establishes the methodology for the calculation and payment of income taxes in connection with the consolidation of the Company with Liberty for income tax purposes. Generally, the Agreement provides that the Company will pay Liberty an amount equal to the tax liability, if any, that it would have if it were to file as a consolidated group separate and apart from Liberty, with exceptions for the treatment and timing of certain items, including but not limited to deferred intercompany transactions, credits, and net operating and capital losses. To the extent that the separate company tax expense is different from the payment terms of the Agreement, the difference is recorded as either a dividend or capital contribution.
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
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at June 30, 2013 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$325	325	—	—
Long-term liabilities:
Debt (note 6)	3,843	—	3,843	—

		Fair value measurements at December 31, 2012 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Curret assets:
Cash equivalents	$424	424	—	—
Interest rate swap arrangements (note 6)	1	—	1	—
Current liabilities:
Interest rate swap arrangements (note 6)	13	—	13	—
Long-term liabilities
Debt (note 6)	3,626	—	3,626	—
The majority of the Company's Level 2 financial assets and liabilities are debt instruments with quoted market prices that are not considered to be traded on “active markets,” as defined in U.S. GAAP. Accordingly, the financial instruments are reported in the foregoing tables as Level 2 fair value instruments.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

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
Performance measures

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QVC-U.S.	$1,312	320	1,280	315	2,609	611	2,520	585
QVC-Japan	260	57	310	70	516	111	599	133
QVC-Germany	207	35	210	39	457	78	457	85
QVC-U.K.	153	26	156	21	293	45	296	41
QVC-Italy	29	(4)	18	(7)	60	(7)	34	(16)
Consolidated QVC	$1,961	434	1,974	438	3,935	838	3,906	828
Net revenue amounts by product category are not available from our general purpose financial statements.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Other information

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QVC-U.S.	$14	91	13	82	27	179	26	162
QVC-Japan	5	2	4	2	8	4	8	5
QVC-Germany	8	9	8	8	16	18	17	16
QVC-U.K.	5	3	7	3	9	6	10	6
QVC-Italy	1	2	1	1	3	4	3	3
Consolidated QVC	$33	107	33	96	63	211	64	192

	June 30, 2013		December 31, 2012
(in millions)	Total assets	Capital expenditures	Total assets	Capital expenditures
QVC-U.S.	$10,047	37	10,541	88
QVC-Japan	789	13	969	105
QVC-Germany	1,037	14	1,064	25
QVC-U.K.	585	6	619	22
QVC-Italy	252	5	245	6
Consolidated QVC	$12,710	75	13,438	246
Long-lived assets, net of accumulated depreciation, by geographic area were as follows:

	June 30,	December 31,
(in millions)	2013	2012
QVC-U.S.	$417	429
QVC-Japan	245	280
QVC-Germany	238	247
QVC-U.K.	116	128
QVC-Italy	45	47
Consolidated QVC	$1,061	1,131
The following table provides a reconciliation of Adjusted OIBDA to income before income taxes:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Adjusted OIBDA	$434	438	838	828
Stock‑based compensation	(9)	(8)	(19)	(13)
Depreciation and amortization	(140)	(129)	(274)	(256)
Equity in losses of investee	(2)	—	(1)	—
Gains on financial instruments	3	13	15	24
Interest expense	(50)	(57)	(113)	(111)
Foreign currency loss	—	(8)	(1)	(2)
Loss on extinguishment of debt	(16)	—	(57)	—
Income before income taxes	$220	249	388	470

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(12) Other Comprehensive Income
The change in the component of accumulated other comprehensive income, net of taxes ("AOCI"), is summarized as follows:

(in millions)	Foreign currency translation adjustments	AOCI
Balance at January 1, 2012	$194	194
Other comprehensive loss attributable to QVC, Inc. shareholder	(30)	(30)
Balance at June 30, 2012	164	164

Balance at January 1, 2013	$186	186
Other comprehensive loss attributable to QVC, Inc. shareholder	(88)	(88)
Balance at June 30, 2013	98	98
The component of other comprehensive income is reflected in QVC's condensed consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive income:

(in millions)	Before-tax amount	Tax (expense) benefit	Net-of-tax amount
Three months ended June 30, 2013:
Foreign currency translation adjustments	$(13)	(3)	(16)
Other comprehensive loss	(13)	(3)	(16)

Three months ended June 30, 2012:
Foreign currency translation adjustments	$(65)	16	(49)
Other comprehensive (loss) income	(65)	16	(49)

Six months ended June 30, 2013:
Foreign currency translation adjustments	$(129)	22	(107)
Other comprehensive (loss) income	(129)	22	(107)

Six months ended June 30, 2012:
Foreign currency translation adjustments	$(48)	12	(36)
Other comprehensive (loss) income	(48)	12	(36)
(13) Subsequent Events
QVC declared and paid cash dividends to Liberty in the amount of $83 million subsequent to June 30, 2013.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidated balance sheets

June 30, 2013
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$8	164	244	—	416
Restricted cash	13	—	2	—	15
Accounts receivable, net	460	—	242	—	702
Inventories	687	—	264	—	951
Deferred income taxes	137	—	22	—	159
Prepaid expenses	21	—	40	—	61
Total current assets	1,326	164	814	—	2,304
Property, plant and equipment, net	242	64	755	—	1,061
Cable and satellite television distribution rights, net	—	554	125	—	679
Goodwill	4,169	—	1,001	—	5,170
Other intangible assets, net	1,206	2,049	166	—	3,421
Other noncurrent assets	10	—	65	—	75
Investments in subsidiaries	3,586	1,715	—	(5,301)	—
Total assets	$10,539	4,546	2,926	(5,301)	12,710
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$2	—	9	—	11
Accounts payable-trade	236	—	208	—	444
Accrued liabilities	232	45	414	—	691
Intercompany accounts (receivable) payable	(364)	(309)	673	—	—
Total current liabilities	106	(264)	1,304	—	1,146
Long-term portion of debt and capital lease obligations	3,813	—	57	—	3,870
Deferred compensation	13	—	1	—	14
Deferred income taxes	417	944	(14)	—	1,347
Other long-term liabilities	132	—	18	—	150
Total liabilities	4,481	680	1,366	—	6,527
Equity:
QVC, Inc. shareholder's equity	6,058	3,866	1,435	(5,301)	6,058
Noncontrolling interest	—	—	125	—	125
Total equity	6,058	3,866	1,560	(5,301)	6,183
Total liabilities and equity	$10,539	4,546	2,926	(5,301)	12,710

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidated statements of operations

Three months ended June 30, 2013
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,384	182	623	(228)	1,961
Cost of goods sold	836	23	427	(59)	1,227
Gross profit	548	159	196	(169)	734
Operating expenses:
Operating	47	48	76	—	171
Selling, general and administrative, including stock-based compensation	227	—	80	(169)	138
Depreciation	9	2	22	—	33
Amortization of intangible assets	51	36	20	—	107
Intercompany management expense (income)	15	(4)	(11)	—	—
	349	82	187	(169)	449
Operating income	199	77	9	—	285
Other (expense) income:
Equity in losses of investee	—	—	(2)	—	(2)
Gains on financial instruments	—	—	3	—	3
Interest (expense) income	(50)	(1)	1	—	(50)
Foreign currency (loss) gain	(1)	—	1	—	—
Loss on extinguishment of debt	(16)	—	—	—	(16)
Intercompany interest (expense) income	(4)	12	(8)	—	—
	(71)	11	(5)	—	(65)
Income before income taxes	128	88	4	—	220
Income tax expense	(21)	(32)	(28)	—	(81)
Equity in earnings of subsidiaries, net of tax	32	11	—	(43)	—
Net income (loss)	139	67	(24)	(43)	139
Less net income attributable to the noncontrolling interest	(13)	—	(13)	13	(13)
Net income (loss) attributable to QVC, Inc. shareholder	$126	67	(37)	(30)	126

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidated statements of operations

Three months ended June 30, 2012
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,352	182	670	(230)	1,974
Cost of goods sold	830	27	437	(60)	1,234
Gross profit	522	155	233	(170)	740
Operating expenses:
Operating	45	47	84	—	176
Selling, general and administrative, including stock-based compensation	217	—	87	(170)	134
Depreciation	9	1	23	—	33
Amortization of intangible assets	48	33	15	—	96
Intercompany management expense (income)	44	(18)	(26)	—	—
	363	63	183	(170)	439
Operating income	159	92	50	—	301
Other income (expense):
Gains on financial instruments	12	—	1	—	13
Interest expense	(56)	—	(1)	—	(57)
Foreign currency loss	(3)	(5)	—	—	(8)
Intercompany interest (expense) income	(3)	12	(9)	—	—
	(50)	7	(9)	—	(52)
Income before income taxes	109	99	41	—	249
Income tax expense	(29)	(29)	(34)	—	(92)
Equity in earnings of subsidiaries, net of tax	77	17	—	(94)	—
Net income (loss)	157	87	7	(94)	157
Less net income attributable to the noncontrolling interest	(15)	—	(15)	15	(15)
Net income (loss) attributable to QVC, Inc. shareholder	$142	87	(8)	(79)	142

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidated statements of operations

Six months ended June 30, 2013
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$2,752	365	1,277	(459)	3,935
Cost of goods sold	1,690	49	860	(120)	2,479
Gross profit	1,062	316	417	(339)	1,456
Operating expenses:
Operating	92	93	159	—	344
Selling, general and administrative, including stock-based compensation	463	—	169	(339)	293
Depreciation	19	3	41	—	63
Amortization of intangible assets	102	70	39	—	211
Intercompany management expense (income)	32	(7)	(25)	—	—
	708	159	383	(339)	911
Operating income	354	157	34	—	545
Other income (expense):
Equity in losses of investee	—	—	(1)	—	(1)
Gains on financial instruments	12	—	3	—	15
Interest expense	(112)	(1)	—	—	(113)
Foreign currency (loss) gain	(2)	(1)	2	—	(1)
Loss on extinguishment of debt	(57)	—	—	—	(57)
Intercompany interest (expense) income	(7)	25	(18)	—	—
	(166)	23	(14)	—	(157)
Income before income taxes	188	180	20	—	388
Income tax expense	(32)	(60)	(51)	—	(143)
Equity in earnings of subsidiaries, net of tax	89	26	—	(115)	—
Net income (loss)	245	146	(31)	(115)	245
Less net income attributable to the noncontrolling interest	(25)	—	(25)	25	(25)
Net income (loss) attributable to QVC, Inc. shareholder	$220	146	(56)	(90)	220

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidated statements of operations

Six months ended June 30, 2012
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$2,662	354	1,342	(452)	3,906
Cost of goods sold	1,653	54	876	(119)	2,464
Gross profit	1,009	300	466	(333)	1,442
Operating expenses:
Operating	88	92	171	—	351
Selling, general and administrative, including stock-based compensation	440	—	169	(333)	276
Depreciation	17	2	45	—	64
Amortization of intangible assets	96	65	31	—	192
Intercompany management expense (income)	40	(15)	(25)	—	—
	681	144	391	(333)	883
Operating income	328	156	75	—	559
Other income (expense):
Gains on financial instruments	24	—	—	—	24
Interest expense	(111)	—	—	—	(111)
Foreign currency (loss) gain	(5)	—	3	—	(2)
Intercompany interest (expense) income	(6)	25	(19)	—	—
	(98)	25	(16)	—	(89)
Income before income taxes	230	181	59	—	470
Income tax expense	(63)	(54)	(57)	—	(174)
Equity in earnings of subsidiaries, net of tax	129	34	—	(163)	—
Net income (loss)	296	161	2	(163)	296
Less net income attributable to the noncontrolling interest	(29)	—	(29)	29	(29)
Net income (loss) attributable to QVC, Inc. shareholder	$267	161	(27)	(134)	267

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidated statements of comprehensive income (loss)

Three months ended June 30, 2013
(in millions)	Subsidiary issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income (loss)	$139	67	(24)	(43)	139
Foreign currency translation adjustments	(16)	—	(16)	16	(16)
Total comprehensive income (loss)	123	67	(40)	(27)	123
Comprehensive (income) loss attributable to noncontrolling interest	(7)	—	(7)	7	(7)
Comprehensive income (loss) attributable to QVC, Inc. shareholder	116	67	(47)	(20)	116

Three months ended June 30, 2012
(in millions)	Subsidiary issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income (loss)	$157	87	7	(94)	157
Foreign currency translation adjustments	(49)	—	(49)	49	(49)
Total comprehensive income (loss)	108	87	(42)	(45)	108
Comprehensive (income) loss attributable to noncontrolling interest	(19)	—	(19)	19	(19)
Comprehensive income (loss) attributable to QVC, Inc. shareholder	89	87	(61)	(26)	89

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidated statements of comprehensive income (loss)

Six months ended June 30, 2013
(in millions)	Subsidiary issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income (loss)	$245	146	(31)	(115)	245
Foreign currency translation adjustments	(107)	—	(107)	107	(107)
Total comprehensive income (loss)	138	146	(138)	(8)	138
Comprehensive (income) loss attributable to noncontrolling interest	(6)	—	(6)	6	(6)
Comprehensive income (loss) attributable to QVC, Inc. shareholder	$132	146	(144)	(2)	132

Six months ended June 30, 2012
(in millions)	Subsidiary issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income (loss)	$296	161	2	(163)	296
Foreign currency translation adjustments	(36)	—	(36)	36	(36)
Total comprehensive income (loss)	260	161	(34)	(127)	260
Comprehensive (income) loss attributable to noncontrolling interest	(23)	—	(23)	23	(23)
Comprehensive income (loss) attributable to QVC, Inc. shareholder	$237	161	(57)	(104)	237

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidated statements of cash flows

Six months ended June 30, 2013
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$358	115	(31)	—	442
Investing activities:
Capital expenditures, net	(33)	—	(42)	—	(75)
Expenditures for cable and satellite television distribution rights, net	—	(25)	(1)	—	(26)
Changes in other noncurrent assets	4	—	(3)	—	1
Intercompany investing activities	292	149	—	(441)	—
Net cash provided by (used in) investing activities	263	124	(46)	(441)	(100)
Financing activities:
Principal payments of debt and capital lease obligations	(1,690)	—	(5)	—	(1,695)
Principal borrowings of debt from senior secured credit facility	1,053	—	—	—	1,053
Proceeds from issuance of senior secured notes, net of original issue discount	1,050	—	—	—	1,050
Payment of debt origination fees	(16)	—	—	—	(16)
Payment of bond premium fees	(46)	—	—	—	(46)
Other financing activities	7	—	—	—	7
Dividends paid to Liberty, net	(765)	—	—	—	(765)
Dividend paid to noncontrolling interest	—	—	(25)	—	(25)
Net short-term intercompany debt (repayments) borrowings	(138)	102	36	—	—
Intercompany financing activities	(143)	(342)	44	441	—
Net cash (used in) provided by financing activities	(688)	(240)	50	441	(437)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(29)	—	(29)
Net decrease in cash and cash equivalents	(67)	(1)	(56)	—	(124)
Cash and cash equivalents, beginning of period	75	165	300	—	540
Cash and cash equivalents, end of period	$8	164	244	—	416

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidated statements of cash flows

Six months ended June 30, 2012
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$403	171	69	—	643
Investing activities:
Capital expenditures, net	(20)	(1)	(80)	—	(101)
Expenditures for cable and satellite television distribution rights, net	—	(1)	(1)	—	(2)
Cash paid for joint ventures and acquisitions of businesses, net of cash received	—	—	(27)	—	(27)
Decrease in restricted cash	2	—	—	—	2
Changes in other noncurrent assets	2	(1)	—	—	1
Intercompany investing activities	306	189	—	(495)	—
Net cash provided by (used in) investing activities	290	186	(108)	(495)	(127)
Financing activities:
Principal payments of debt and capital lease obligations	(774)	—	(5)	—	(779)
Principal borrowings of debt from senior secured credit facility	648	—	—	—	648
Dividends paid to Liberty, net	(458)	—	—	—	(458)
Dividend paid to noncontrolling interest	—	—	(29)	—	(29)
Net short-term intercompany debt (repayments) borrowings	(45)	24	21	—	—
Intercompany financing activities	(64)	(441)	10	495	—
Net cash used in financing activities	(693)	(417)	(3)	495	(618)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(12)	—	(12)
Net decrease in cash and cash equivalents	—	(60)	(54)	—	(114)
Cash and cash equivalents, beginning of period	3	223	334	—	560
Cash and cash equivalents, end of period	$3	163	280	—	446

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

•	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;

•	general economic and business conditions and industry trends, including the current economic downturn in certain regions of the world;

•	consumer spending levels, including the availability and amount of individual consumer debt;

•	advertising spending levels;

•	changes in distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and IP television;

•	increased digital TV penetration and the impact on channel positioning of our programs;

•	rapid technological changes;

•	if we fail to protect the security of personal information about our customers, we could be subject to costly government enforcement actions or private litigation and our reputation could suffer;

•	the regulatory and competitive environment of the industries in which we operate;

•	threatened terrorist attacks and ongoing military action around the world;

•	fluctuation in foreign currency exchange rates and political unrest in international markets;

•	Liberty's dependence on our cash flow for servicing its debt and for other purposes; and

•	The risks identified under "Risk Factors" in Item 1A. of our annual report on Form 10-K for the year ended December 31, 2012.
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
On July 4, 2012, QVC entered into a joint venture with China Broadcasting Corporation, a limited liability company, owned by China National Radio (''CNR'') for a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS is distributing live programming for 12 hours a day and recorded programming for 12 hours a day. This joint venture is being accounted for as an equity method investment recorded as equity in losses of investee in the condensed consolidated statements of operations.
The Company has a venture with Mitsui & Co. LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests.
We are an indirect wholly owned subsidiary of Liberty Interactive Corporation ("Liberty") (Nasdaq: LINTA, LINTB, LVNTA and LVNTB), which owns interests in a broad range of digital commerce businesses. We are attributed to the Liberty Interactive tracking stock, which tracks the assets and liabilities of Liberty's Interactive Group (the "Interactive Group"). The Interactive Group does not represent a separate legal entity; rather, it represents those businesses, assets and liabilities that are attributed to that group. Liberty attributed to its Interactive Group those businesses primarily focused on digital commerce. Liberty also attributed to its Interactive Group its 37% ownership interest in HSN, Inc., one of our two closest televised shopping competitors.
Strategies and challenges of business units
QVC's goal is to become the preeminent global multimedia shopping community for people who love to shop, and to offer a shopping experience that is as much about entertainment and enrichment as it is about buying. QVC's objective is to provide an integrated shopping experience that utilizes all forms of media including television, the internet and mobile devices. In 2013, QVC intends to employ several strategies to achieve these goals and objectives. Among these strategies are to (i) extend the breadth, relevance and exposure of the QVC brand; (ii) source products that represent unique quality and value; (iii) create engaging presentation content in televised programming, mobile and online; (iv) leverage customer loyalty and continue multi-platform expansion; and (v) create a compelling and differentiated customer experience. In addition, QVC expects to expand globally by leveraging its existing systems, infrastructure and skills in other countries around the world.

QVC's televised shopping program is already received by substantially all the multichannel television households in the U.S., Germany and the U.K. QVC's future net revenue growth will primarily depend on international expansion, sales growth from e-commerce and mobile platforms, additions of new customers from households already receiving QVC's television programming and growth in sales to existing customers and new customers as a result of expansion of the programming reach of QVC-Japan and QVC-Italy. QVC's future net revenue may also be affected by (i) the willingness of cable television and direct-to-home satellite system operators to continue carrying QVC's programming service; (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult due to governmental action or from distributors converting analog customers to digital; (iii) changes in television viewing habits because of personal video recorders, video-on-demand and internet video services; and (iv) general economic conditions.
In March 2013, QVC-US launched over-the-air broadcasting in designated US markets that can be accessed by any television household regardless of whether it subscribes to a paid television service. This will allow QVC-US to reach new customers who previously did not have access to the live television broadcast through other platforms.
The current economic downturn in certain regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. Global financial markets continue to experience disruptions, including increased volatility and diminished liquidity and credit availability. In particular, the current European debt crisis, particularly most recently in Greece, Italy, Ireland, Portugal and Spain, and related European financial restricting efforts, may cause volatility in the European currencies and reduce the purchasing power of European customers. In the event that one or more countries were to replace the Euro with their legacy currency, then our revenue and operating results in such countries, or Europe generally, would likely be adversely affected until stable exchange rates were established and economic confidence restored. In addition, the European crisis is contributing to instability in global credit markets. The world has recently experienced a global macroeconomic downturn, and if economic and financial market conditions in the United States or other key markets, including Europe, remain uncertain, persist, or deteriorate further, our customers may respond by suspending, delaying, or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. Such weak economic conditions may also inhibit our expansion into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects.

Results of Operations
QVC's operating results were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Net revenue	$1,961	1,974	3,935	3,906
Costs of goods sold	1,227	1,234	2,479	2,464
Gross profit	734	740	1,456	1,442
Operating expenses:
Operating	171	176	344	351
SG&A expenses (excluding stock‑based compensation)	129	126	274	263
Adjusted OIBDA	434	438	838	828
Stock-based compensation	9	8	19	13
Depreciation	33	33	63	64
Amortization of intangible assets	107	96	211	192
Operating income	285	301	545	559
Other (expense) income:
Equity in losses of investee	(2)	—	(1)	—
Gains on financial instruments	3	13	15	24
Interest expense	(50)	(57)	(113)	(111)
Foreign currency loss	—	(8)	(1)	(2)
Loss on extinguishment of debt	(16)	—	(57)	—
	(65)	(52)	(157)	(89)
Income before income taxes	220	249	388	470
Income tax expense	(81)	(92)	(143)	(174)
Net income	139	157	245	296
Less net income attributable to the noncontrolling interest	(13)	(15)	(25)	(29)
Net income attributable to QVC, Inc. shareholder	$126	142	220	267
Net revenue
Net revenue was generated in the following geographical areas:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
QVC-U.S.	$1,312	1,280	2,609	2,520
QVC-Japan	260	310	516	599
QVC-Germany	207	210	457	457
QVC-U.K.	153	156	293	296
QVC-Italy	29	18	60	34
Consolidated QVC	$1,961	1,974	3,935	3,906

QVC's consolidated net revenue decreased 0.7% and increased 0.7% during the three and six month periods ended June 30, 2013, respectively, as compared to the corresponding periods in the prior year. The three month decrease in net revenue was primarily comprised of $60 million in unfavorable foreign currency rates primarily in Japan, and to a lesser extent, in the U.K., which were partially offset by favorable foreign currency rates in Germany and Italy. Additionally, net revenue was also negatively impacted by $24 million due to an increase in estimated product returns, primarily in Japan and Germany, due in part to a greater mix of apparel products that return at higher rates. These amounts were partially offset by $38 million due to a 1.7% increase in average selling price per unit (“ASP”) and $36 million due to a 1.6% increase in units sold. The six month increase in net revenue was primarily comprised of $132 million due to a 3.0% increase in ASP and $49 million due to a 1.1% increase in units sold. These amounts were partially offset by $103 million in unfavorable foreign currency rates primarily in Japan, and to a lesser extent, in the U.K., which were partially offset by favorable foreign currency rates in Germany and Italy. Additionally, net revenue was also negatively impacted by $45 million due to an increase in estimated product returns, primarily in Japan and Germany, due in part to a greater mix of apparel products that return at higher rates.
During the three and six month periods ended June 30, 2013, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
The percentage increase (decrease) in net revenue for each of QVC's geographic areas in U.S. Dollars and in local currency was as follows:

	Three months ended June 30,		Six months ended June 30,
	2013		2013
	U.S. Dollars	Local currency	U.S. Dollars	Local currency
QVC-U.S.	2.5%	2.5%	3.5%	3.5%
QVC-Japan	(16.1)%	3.1%	(13.9)%	3.2%
QVC-Germany	(1.4)%	(3.2)%	—%	(1.1)%
QVC-U.K.	(1.9)%	1.5%	(1.0)%	1.4%
QVC-Italy	61.1%	58.8%	76.5%	72.8%
QVC-U.S.' growth in net revenue for the three months ended June 30, 2013 was primarily due to a 2.8% increase in ASP, partially offset by a 0.9% decrease in units shipped. QVC-U.S.' shipped sales increased mainly due to growth in the beauty and home categories. QVC-U.S.' growth in net revenue for the six months ended June 30, 2013 was primarily due to a 4.5% increase in ASP, partially offset by a 1.1% decrease in units shipped. QVC-U.S.' shipped sales increased mainly due to growth in the beauty and electronics categories. For the three and six month periods ended June 30, 2013, QVC-Japan's shipped sales growth in local currency was primarily related to the apparel category, which was somewhat offset by an increase in estimated product returns. For the three and six month periods ended June 30, 2013, QVC-Germany's shipped sales in local currency increased mainly due to greater apparel and accessories sales, which was more than offset by an increase in estimated product returns, primarily in apparel, but also across other categories. For the three and six month periods ended June 30, 2013, QVC-U.K.'s shipped sales growth in local currency was primarily related to the home and beauty categories. For the three and six month periods ended June 30, 2013, QVC-Italy's sales consisted primarily of cooking and dining, beauty and apparel products.
Gross profit
QVC's gross profit percentage was 37.4% and 37.0% for the three and six month periods ended June 30, 2013, respectively, compared to 37.5% and 36.9% for the three and six month periods ended June 30, 2012, respectively. The gross profit percentages remained relatively consistent for both periods presented compared to the prior year.

Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expenses and production costs. Operating expenses decreased $5 million or 2.8% and $7 million or 2.0% for the three and six month periods ended June 30, 2013, respectively, as compared to the corresponding periods in the prior year. For the three months ended June 30, 2013, the decrease was primarily due to a $6 million benefit of exchange rates, offset by a $1 million increase in credit card fees primarily as a result of the sales increase in the U.S. For the six months ended June 30, 2013, the decrease was primarily due to an $11 million benefit of exchange rates, offset by a $4 million increase in credit card fees primarily as a result of the sales increase in the U.S.
Selling, general and administrative expenses (excluding stock-based compensation)
QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses increased from 6.4% to 6.6% and increased from 6.7% to 7.0% as a percentage of net revenue for the three and six month periods ended June 30, 2013, respectively. SG&A expenses increased $3 million and $11 million for the three and six month periods ended June 30, 2013, respectively, due to a variety of factors.
For the three months ended June 30, 2013, the change was primarily due to a $6 million increase in personnel expenses due to merit, benefits and bonus increases primarily in the U.S., a $3 million decrease in credit card income due to increased reserve requirements associated with the U.S. regulatory environment and an increase of $2 million in U.S. franchise taxes. These amounts were offset by a $4 million decrease in rent expense primarily related to lease cancellation costs in the U.K. that were incurred in the prior year related to QVC-U.K.'s move to its new headquarters as well as a $4 million benefit of exchange rates. For the six months ended June 30, 2013, the change was primarily due to a $20 million increase in personnel expenses due to merit, benefits and bonus increases primarily in the U.S., and to a lesser extent, in Germany. This amount was offset by a $3 million decrease in rent expense primarily related to lease cancellation costs in the U.K. that were incurred in the prior year related to QVC-U.K.'s move to its new headquarters as well as a $7 million benefit of exchange rates.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC recorded $9 million and $8 million of stock-based compensation expense for the three months ended June 30, 2013 and 2012, respectively, and $19 million and $13 million of stock-based compensation expense for the six months ended June 30, 2013 and 2012, respectively. The increase in stock-based compensation expense was primarily the result of a greater number of shares being expensed on a higher measurement basis and the one-time option exchange for certain officers in December 2012.
Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2013	2012	2013	2012
Affiliate agreements	$37	38	75	76
Customer relationships	43	43	86	86
Acquisition related amortization	80	81	161	162
Property, plant and equipment	33	33	63	64
Software amortization	17	12	36	24
Channel placement amortization and related expenses and other	10	3	14	6
Total depreciation and amortization	$140	129	274	256
Equity in losses of investee
The losses were associated with our joint venture in China that is accounted for as an equity method investment.

Gains on financial instruments
In March 2013, QVC's notional interest rate swaps of $3.1 billion expired. These swap arrangements did not qualify as cash flow hedges under U.S. GAAP. Accordingly, changes in the fair value of the swaps were reflected in gain on financial instruments in the accompanying condensed consolidated statements of operations.
This financial statement line item also includes a gain that resulted from the reversal of a liability for contingent consideration associated with a previous acquisition.
Interest expense
For the three and six month periods ended June 30, 2013, consolidated interest expense decreased 12.3% and increased 1.8%, respectively, as compared to the corresponding periods in the prior year. For the three months ended June 30, 2013, the decrease was primarily due to lower average interest rates. For the six months ended June 30, 2013, the increase was primarily due to higher average debt balances outstanding.
Foreign currency loss
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded on the statements of operations. The change in foreign currency loss was primarily due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.
Loss on extinguishment of debt
During the first half of 2013, QVC redeemed $500 million of its 7.125% Senior Secured Notes due 2017 and $231 million of its 7.5% Senior Secured Notes due 2019. The increase was primarily due to premiums paid for the tenders and calls of these notes. Refer to note six to the accompanying condensed consolidated financial statements and the below section, "Financial Position, Liquidity and Capital Resources," for further details.
Income taxes
Our effective tax rate for the three and six month periods ended June 30, 2013 was 36.8% and 36.9%, respectively, and our effective tax rate for the three and six month periods ended June 30, 2012 was 36.9% and 37.0%, respectively. These rates differ from the U.S. federal income tax rate of 35.0% due primarily to state tax expense.
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
As of June 30, 2013, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
Senior Secured Credit Facility
On March 1, 2013, we amended and restated our senior secured credit facility, which provides for a $2.0 billion revolving credit facility with a $250 million sub-limit for standby letters of credit and $1.0 billion of uncommitted incremental revolving loan commitments or incremental term loans. QVC may elect that the loans extended under the senior secured credit facility bear interest at a rate per annum equal to the ABR Rate or LIBOR, as each is defined in the senior secured credit facility agreement, plus a margin of 0.25% to 2.00% depending on various factors. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability. Any amounts prepaid on the revolving credit facility may be reborrowed. Payment of loans may be accelerated following certain customary events of default. The senior secured credit facility is a multi-currency facility. The senior secured credit facility is secured by the stock of QVC. We had $1.0 billion available under the terms of the senior secured credit facility at June 30, 2013.
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
Senior Secured Notes
On March 4, 2013, QVC announced the commencement of cash tender offers (the "Offers") for any and all of its outstanding $500 million in aggregate principal amount of 7.125% Senior Secured Notes due 2017 and up to $250 million in aggregate principal amount of its 7.5% Senior Secured Notes due 2019. On March 18, 2013, $124 million of the 7.125% Senior Secured Notes due 2017 were tendered pursuant to the Offers, whereby holders of the 7.125% Senior Secured Notes due 2017 received consideration of $1,039.40 for each $1,000 principal amount of tendered 7.125% Senior Secured Notes due 2017. On March 18, 2013, $231 million of the 7.5% Senior Secured Notes due 2019 were tendered pursuant to the Offers, whereby holders of the 7.5% Senior Secured Notes due 2019 received consideration of $1,120 for each $1,000 principal amount of tendered 7.5% Senior Secured Notes due 2019. On April 17, 2013, QVC completed the redemption of the remaining $376 million principal amount of its 7.125% Senior Secured Notes due 2017, whereby holders received consideration of $1,035.63 for each $1,000 principal amount of tendered 7.125% Senior Secured Notes due 2017.

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
Additionally, as a result of these refinancing transactions, we incurred an extinguishment loss of $57 million for the six months ended June 30, 2013, recorded as loss on extinguishment of debt in the condensed consolidated statements of operations.
Interest Rate Swap Arrangements
In March 2013, QVC's notional interest rate swaps of $3.1 billion expired. These swap arrangements did not qualify as cash flow hedges under U.S. GAAP. Accordingly, changes in the fair value of the swaps were reflected in gain on financial instruments in the accompanying condensed consolidated statements of operations.
Other Debt Related Information
QVC was in compliance with all of its debt covenants at June 30, 2013.
During the quarter, there were no significant changes to QVC's debt credit ratings.
There are no restrictions under the debt agreements on QVC's ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or credit facility, and QVC's consolidated leverage ratio would be no greater than 3.25 to 1.0. As a result, Liberty will, in many instances, be permitted to rely on QVC's cash flow for servicing Liberty's debt and for other purposes, including repurchases of Liberty's common stock, or to fund acquisitions or other operational requirements of Liberty and its subsidiaries. These events may deplete QVC's equity or require QVC to borrow under the senior secured credit facility, increasing QVC's leverage and decreasing liquidity. QVC has made significant distributions to Liberty in the past.
Additional Cash Flow Information
During the six months ended June 30, 2013, QVC's primary uses of cash were $1,695 million of principal payments on debt and capital lease obligations, $765 million of net dividends to Liberty, $101 million of capital and cable and satellite television distribution rights expenditures, $46 million in premiums paid for the redemption of QVC's existing 7.125% Senior Secured Notes due 2017 and partial redemption of QVC's 7.5% Senior Secured Notes due 2019 and a $25 million dividend payment from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,053 million of principal borrowings on the senior secured credit facility, $1,050 million in proceeds from the issuance of the 4.375% Senior Secured Notes due 2023 and the 5.95% Senior Secured Notes due 2043 and $442 million of cash provided by operating activities. As of June 30, 2013, QVC's cash balance (excluding restricted cash) was $416 million.
During the six months ended June 30, 2012, QVC's primary uses of cash were $779 million of principal payments on debt and capital lease obligations, $458 million of dividends to Liberty, $103 million of capital and cable and satellite television distribution rights expenditures, a $29 million dividend payment from QVC-Japan to Mitsui and $27 million paid related to investments in joint ventures and acquisitions, net of cash received. These uses of cash were funded primarily with $648 million of principal borrowings on the senior secured credit facility and $643 million of cash provided by operating activities. As of June 30, 2012, QVC's cash balance (excluding restricted cash) was $446 million.

The change in cash provided by operating activities for the six months ended June 30, 2013 compared to the prior period was primarily due to variances in accrued liabilities balances. The change in accrued liabilities was primarily due to variances in taxes payable balances as a result of timing of payments.
As of June 30, 2013, $236 million of the $416 million in cash was held by foreign subsidiaries. Cash in foreign subsidiaries is generally accessible, but certain tax consequences may reduce the net amount of cash we are able to utilize for U.S. purposes. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately one-half of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
Other
Capital expenditures spending in 2013 is expected to be approximately $230 million, including $75 million already expended.
Refer to the chart under the "Off-balance Sheet Arrangements and Aggregate Contractual Obligations" section below for additional information concerning the amount and timing of expected future payments under QVC's contractual obligations at June 30, 2013.
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
Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations at June 30, 2013 is summarized below:

	Payments due by period
(in millions)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt (1)	$3,810	—	—	—	3,810
Interest payments(2)	1,848	95	380	380	993
Capital lease obligations (including imputed interest)	88	7	23	20	38
Operating lease obligations	162	12	30	19	101
(1) Amounts exclude capital lease obligations and the issue discounts on the 7.5%, 4.375% and 5.95% Senior Secured Notes.
(2) Amounts (i) are based on the terms of QVC's senior secured credit facility and senior secured notes, (ii) assumes the interest rates on the floating rate debt remain constant at the rates in effect as of June 30, 2013, (iii) assumes that our existing debt is repaid at maturity and (iv) excludes capital lease obligations.
Our purchase obligations did not materially change as of June 30, 2013.
Recent Accounting Pronouncements
In February 2013, the FASB issued ASU No. 2013-02, which amends ASC Topic 220, Comprehensive Income and requires that companies present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements. The standard requires that companies present either in a single note, or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies will instead cross reference to the related footnote for additional information. QVC adopted this guidance as of January 1, 2013, and adoption did not have an impact on QVC's condensed consolidated financial position, results of operations or cash flows.

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
Interest rate risk
QVC is exposed to changes in interest rates primarily as a result of borrowing activities. QVC manages the exposure to interest rates by maintaining what QVC believes is an appropriate mix of fixed and variable rate debt. QVC believes this best protects itself from interest rate risk. As of June 30, 2013, QVC's debt, excluding capital leases and unamortized discounts, was comprised of $2.8 billion of fixed rate debt and $990 million of variable rate debt. The weighted average rate of all of QVC's variable rate debt was 1.7% and the weighted average rate of all of QVC's fixed rate debt (including capital leases) was 6.0% as of June 30, 2013.
In March 2013, QVC's notional interest rate swaps of $3.1 billion expired. These swap arrangements did not qualify as cash flow hedges under U.S. GAAP. Accordingly, changes in the fair value of the swaps were reflected in gain on financial instruments in the accompanying condensed consolidated statements of operations.
Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of shareholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three and six month periods ended June 30, 2013 would have been impacted by approximately $1 million and $2 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The credit facility provides QVC the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of June 30, 2013, QVC had borrowings of 5.5 billion Japanese Yen, equivalent to $55 million based on an exchange rate of 99.15 Japanese Yen per U.S. Dollar, outstanding under the credit facility. As of June 30, 2013, the foreign currency exchange exposure to these borrowings approximated $1 million for every 1% change in the Japanese Yen exchange rate per U.S. Dollar.
Item 4. Controls and Procedures
In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e) ("the Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
QVC, Inc.

Date: August 7, 2013	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2013	By:/s/ THADDEUS J. JASTRZEBSKI
Thaddeus J. Jastrzebski
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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