Form 10-Q
period 2013-09-30
QVC INC
filed 2013-11-07
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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

QVC, Inc.
2013 QUARTERLY REPORT ON FORM 10‑Q

QVC, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
(in millions)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$369	540
Restricted cash	13	15
Accounts receivable, less allowance for doubtful accounts of $76 million at September 30, 2013 and $74 million at December 31, 2012	730	1,055
Inventories	1,123	909
Deferred income taxes	156	151
Prepaid expenses	63	53
Total current assets	2,454	2,723
Property, plant and equipment, net of accumulated depreciation of $905 million at September 30, 2013 and $867 million at December 31, 2012	1,081	1,131
Cable and satellite television distribution rights, net	654	764
Goodwill	5,205	5,234
Other intangible assets, net	3,374	3,509
Other noncurrent assets	77	77
Total assets	$12,845	13,438
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$310	12
Accounts payable-trade	535	566
Accrued liabilities	716	955
Total current liabilities	1,561	1,533
Long-term portion of debt and capital lease obligations	3,552	3,465
Deferred compensation	15	12
Deferred income taxes	1,324	1,410
Other long-term liabilities	155	184
Total liabilities	6,607	6,604
Equity:
QVC, Inc. shareholder's equity:
Common stock, $0.01 par value	—	—
Additional paid-in capital	6,695	6,665
Accumulated deficit	(757)	(161)
Accumulated other comprehensive income	164	186
Total QVC, Inc. shareholder's equity	6,102	6,690
Noncontrolling interest	136	144
Total equity	6,238	6,834
Total liabilities and equity	$12,845	13,438

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Net revenue	$1,947	1,918	5,882	5,824
Cost of goods sold	1,222	1,216	3,701	3,680
Gross profit	725	702	2,181	2,144
Operating expenses:
Operating	176	171	520	522
Selling, general and administrative, including stock-based compensation	151	142	444	418
Depreciation	26	28	89	92
Amortization of intangible assets	113	101	324	293
	466	442	1,377	1,325
Operating income	259	260	804	819
Other (expense) income:
Equity in losses of investee	(2)	(3)	(3)	(3)
Gains on financial instruments	—	12	15	36
Interest expense, net	(52)	(61)	(165)	(172)
Foreign currency (loss) gain	(1)	1	(2)	(1)
Loss on extinguishment of debt	—	—	(57)	—
	(55)	(51)	(212)	(140)
Income before income taxes	204	209	592	679
Income tax expense	(70)	(73)	(213)	(247)
Net income	134	136	379	432
Less net income attributable to the noncontrolling interest	(9)	(15)	(34)	(44)
Net income attributable to QVC, Inc. shareholder	$125	121	345	388

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Net income	$134	136	379	432
Foreign currency translation adjustments	68	35	(39)	(1)
Total comprehensive income	202	171	340	431
Comprehensive income attributable to noncontrolling interest	(11)	(18)	(17)	(41)
Comprehensive income attributable to QVC, Inc. shareholder	$191	153	323	390

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
(in millions)	2013	2012
Operating activities:
Net income	$379	432
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of investee	3	3
Deferred income taxes	(84)	(109)
Foreign currency loss	2	1
Depreciation	89	92
Amortization of intangible assets	324	293
Change in fair value of financial instruments and noncash interest	(8)	(30)
Loss on extinguishment of debt	57	—
Stock-based compensation	29	21
Change in other long-term liabilities	7	15
Effects of changes in working capital items	(195)	157
Net cash provided by operating activities	603	875
Investing activities:
Capital expenditures, net	(121)	(165)
Expenditures for cable and satellite television distribution rights, net	(41)	(1)
Cash paid for joint ventures and acquisitions of businesses, net of cash received	—	(71)
Decrease in restricted cash	2	2
Changes in other noncurrent assets	(1)	(1)
Net cash used in investing activities	(161)	(236)
Financing activities:
Principal payments of debt and capital lease obligations	(2,161)	(1,080)
Principal borrowings of debt from senior secured credit facility	1,198	1,493
Proceeds from issuance of senior secured notes, net of original issue discount	1,050	500
Proceeds from master promissory note with Liberty	300	—
Payment of debt origination fees	(16)	(8)
Payment of bond premium fees	(46)	—
Other financing activities	9	—
Dividends paid to Liberty	(900)	(1,682)
Dividend paid to noncontrolling interest	(25)	(29)
Net cash used in financing activities	(591)	(806)
Effect of foreign exchange rate changes on cash and cash equivalents	(22)	(7)
Net decrease in cash and cash equivalents	(171)	(174)
Cash and cash equivalents, beginning of period	540	560
Cash and cash equivalents, end of period	$369	386
Effects of changes in working capital items:
Decrease in accounts receivable	$319	332
Increase in inventories	(211)	(129)
Increase in prepaid expenses	(12)	—
(Decrease) increase in accounts payable‑trade	(19)	50
Decrease in accrued liabilities and other	(272)	(96)
Effects of changes in working capital items	$(195)	157

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2012	1	$—	6,665	(161)	186	144	6,834
Net income	—	—	—	345	—	34	379
Foreign currency translation adjustments	—	—	—	—	(22)	(17)	(39)
Dividend paid to Liberty and noncontrolling interest	—	—	(8)	(941)	—	(25)	(974)
Tax benefit resulting from exercise of employee stock options	—	—	9	—	—	—	9
Stock‑based compensation	—	—	29	—	—	—	29
Balance, September 30, 2013	1	$—	6,695	(757)	164	136	6,238

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
On July 4, 2012, QVC entered into a joint venture with China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR''), for a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS distributes live programming for 15 hours a day and recorded programming for 9 hours a day. This joint venture is being accounted for as an equity method investment recorded as equity in losses of investee in the condensed consolidated statements of operations.
The Company has a joint venture with Mitsui & Co. LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the nine months ended September 30, 2013 and 2012, QVC-Japan paid dividends to Mitsui of $25 million and $29 million, respectively.
We are an indirect wholly owned subsidiary of Liberty Interactive Corporation ("Liberty") (Nasdaq: LINTA, LINTB, LVNTA and LVNTB), which owns interests in a broad range of digital commerce businesses. We are attributed to the Liberty Interactive tracking stock, which tracks the assets and liabilities of Liberty's Interactive Group (the "Interactive Group"). The Interactive Group does not represent a separate legal entity; rather, it represents those businesses, assets and liabilities that are attributed to that group. Liberty attributes to its Interactive Group those businesses primarily focused on digital commerce. Liberty also attributes to its Interactive Group its 38% ownership interest in HSN, Inc. ("HSN"), one of our two closest televised shopping competitors.
Liberty announced that its board has authorized management to pursue a plan to recapitalize (the "Recapitalization") its Liberty Interactive Group tracking stock into two new tracking stocks, one (currently the Liberty Interactive common stock) to be renamed the QVC Group common stock and the other to be designated as the Liberty Digital Commerce common stock. In the Recapitalization, record holders of Series A and Series B Liberty Interactive common stock would receive one share of the corresponding series of Liberty Digital Commerce common stock for each 10 shares of the renamed QVC Group common stock held by them as of the effective date. Liberty intends to attribute to the Liberty Digital Commerce Group its operating subsidiaries Provide Commerce, Inc.; Backcountry.com, Inc.; Bodybuilding.com, LLC; CommerceHub; Right Start and Evite along with cash and certain liabilities. The QVC Group, which is currently known as the Liberty Interactive Group, would have attributed to it our Company and Liberty’s approximate 38% interest in HSN, along with cash and certain liabilities.
The condensed consolidated financial statements include the accounts of the Company and its majority‑owned subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

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
Certain prior period amounts have been reclassified to conform with current period presentation.
(2) Cable and Satellite Television Distribution Rights, Net
Cable and satellite television distribution rights consisted of the following:

	September 30,	December 31,
(in millions)	2013	2012
Cable and satellite television distribution rights	$2,307	2,304
Less accumulated amortization	(1,653)	(1,540)
Cable and satellite television distribution rights, net	$654	764
Amortization expense for cable and satellite television distribution rights was $45 million and $41 million for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, amortization expense for cable and satellite television distribution rights was $131 million and $122 million, respectively.
As of September 30, 2013, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2013	$46
2014	177
2015	168
2016	163
2017	112

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(3) Goodwill
The changes in the carrying amount of goodwill were as follows:

(in millions)	QVC-U.S.	QVC-Japan	QVC-Germany	QVC-U.K.	QVC-Italy	Total
Balance as of December 31, 2012	$4,190	349	334	212	149	5,234
Exchange rate fluctuations	—	(41)	9	(1)	4	(29)
Balance as of September 30, 2013	$4,190	308	343	211	153	5,205
(4) Other Intangible Assets, Net
Other intangible assets consisted of the following:

	September 30, 2013		December 31, 2012
(in millions)	Gross cost	Accumulated amortization	Gross cost	Accumulated amortization
Purchased and internally developed software	$589	(374)	575	(352)
Affiliate and customer relationships	2,448	(1,757)	2,445	(1,624)
Debt origination fees	51	(11)	54	(18)
Trademarks (indefinite life)	2,428	—	2,429	—
	$5,516	(2,142)	5,503	(1,994)
Amortization expense for other intangible assets was $68 million and $60 million for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, amortization expense for other intangible assets was $193 million and $171 million, respectively.
In regards to software amortization, during the third quarter of 2013, the amortization of certain capitalized software in Germany, the UK and Italy was accelerated in the amount of $6 million.
As of September 30, 2013, the related amortization expense and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2013	$74
2014	273
2015	246
2016	206
2017	121

II-8

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(5) Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30,	December 31,
(in millions)	2013	2012
Accounts payable non-trade	$199	264
Deferred revenue	103	85
Accrued compensation and benefits	101	100
Allowance for sales returns	76	92
Accrued interest	55	50
Sales and other taxes	47	62
Liability for consigned goods sold	47	56
Income taxes	17	154
Other	71	92
	$716	955
(6) Long-Term Debt and Interest Rate Swap Arrangements
Long-term debt consisted of the following:

	September 30,	December 31,
(in millions)	2013	2012
7.125% Senior Secured Notes due 2017	$—	500
7.5% Senior Secured Notes due 2019, net of original issue discount	760	988
7.375% Senior Secured Notes due 2020	500	500
5.125% Senior Secured Notes due 2022	500	500
4.375% Senior Secured Notes due 2023, net of original issue discount	750	—
5.95% Senior Secured Notes due 2043, net of original issue discount	300	—
Senior secured credit facility	673	903
Master promissory note with Liberty	300	—
Capital lease obligations	79	86
Total debt	3,862	3,477
Less current portion	(310)	(12)
Long-term portion of debt and capital lease obligations	$3,552	3,465
Master Promissory Note with Liberty
On September 16, 2013, QVC entered into a master promissory note with Liberty to borrow a principal amount of $300 million. Interest on the outstanding principal balance will accrue at a fixed rate of 0.5% per annum, payable quarterly. The proceeds from this loan were used to pay down a portion of the Company's outstanding senior secured credit facility balance. The master promissory note is payable in full on March 15, 2014. All or any portion of the outstanding balance of the master promissory note may be prepaid at any time without penalty or premium. The master promissory note is unsecured and not guaranteed by any QVC subsidiaries.

II-9

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Senior Secured Credit Facility
On March 1, 2013, we amended and restated our senior secured credit facility, which provides for a $2.0 billion revolving credit facility with a $250 million sub-limit for standby letters of credit and $1.0 billion of uncommitted incremental revolving loan commitments or incremental term loans. QVC may elect that the loans extended under the senior secured credit facility bear interest at a rate per annum equal to the ABR Rate or LIBOR, as each is defined in the senior secured credit facility agreement, plus a margin of 0.25% to 2.00% depending on various factors. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid on the revolving credit facility may be reborrowed. Payment of loans may be accelerated following certain customary events of default. The senior secured credit facility is a multi-currency facility. The senior secured credit facility is secured by the stock of QVC. We had $1.3 billion available under the terms of the senior secured credit facility at September 30, 2013. The interest rate on the senior secured credit facility was 2.0% at September 30, 2013.
The purpose of the amendment was to, among other things, extend the maturity of our senior secured credit facility to March 1, 2018 and lower the interest rate on borrowings.
The senior secured credit facility contains certain affirmative and negative covenants, including certain restrictions with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; dissolving, consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; restricting subsidiary distributions; and limiting QVC's ratio of consolidated total debt to consolidated Adjusted OIBDA (as defined in note 11).
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
Additionally, as a result of these refinancing transactions, we incurred an extinguishment loss of $57 million for the nine months ended September 30, 2013, recorded as loss on extinguishment of debt in the condensed consolidated statements of operations.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Other Debt Related Information
QVC was in compliance with all of its debt covenants at September 30, 2013.
During the quarter, there were no significant changes to QVC's debt credit ratings.
The weighted average rate applicable to all of the outstanding debt (excluding capital leases) was 4.9% as of September 30, 2013.
(7) Leases and Transponder Service Arrangements
Future minimum payments under noncancelable operating leases and capital transponder leases with initial terms of one year or more at September 30, 2013 consisted of the following:

(in millions)	Capital transponders	Operating leases
Remainder of 2013	$4	10
2014	12	17
2015	11	15
2016	11	12
2017	11	9
Thereafter	40	107
Total	$89	170
The Company has entered into ten separate agreements with transponder suppliers to transmit its signals in the U.S., Germany and the U.K. via various satellites at an aggregate monthly cost of $1 million. Depreciation expense related to the transponders was $3 million and $2 million for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, depreciation expense related to the transponders was $9 million and $9 million, respectively. Total future minimum capital lease payments of $89 million include $9 million of imputed interest. Our transponder service agreement for our U.S. transponders expires at the earlier of the end of the lives of the satellites or the service agreement, which are currently estimated to be either 2019 or 2020, respectively. Our transponder service agreements for our international transponders expire between 2013 and 2022.
Expenses for operating leases, principally for data processing equipment and facilities and for satellite uplink service agreements, amounted to $7 million and $7 million for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, expenses for operating leases were $21 million and $24 million, respectively.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

For the three months ended September 30, 2013, the Company recorded a tax provision of $70 million, which represented an effective tax rate of 34.3%. For the nine months ended September 30, 2013, the Company recorded a tax provision of $213 million, which represented an effective tax rate of 36.0%. The three month rate differs from U.S. federal income tax rate of 35.0% primarily due to state tax expense and state law changes, whereas the nine month rate differs from the U.S. federal income tax rate of 35.0% primarily due to state tax expense.
QVC is party to ongoing discussions with the Internal Revenue Service under the Compliance Assurance Process audit program. The Company files Federal tax returns on a consolidated basis with its parent company, Liberty. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of September 30, 2013, the Company, or one of its subsidiaries, was under examination in California, Minnesota, New Jersey, New York, the City of New York and Pennsylvania, as well as in Germany and the U.K.
The amounts of the tax-related balances due to Liberty at September 30, 2013 and December 31, 2012 were $8 million and $70 million, respectively, and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.
The Company entered into a Tax Liability Allocation and Indemnification Agreement (the “Tax Agreement”), dated April 26, 2004, with Liberty. The Tax Agreement establishes the methodology for the calculation and payment of income taxes in connection with the consolidation of the Company with Liberty for income tax purposes. Generally, the Tax Agreement provides that the Company will pay Liberty an amount equal to the tax liability, if any, that it would have if it were to file as a consolidated group separate and apart from Liberty, with exceptions for the treatment and timing of certain items, including but not limited to deferred intercompany transactions, credits, and net operating and capital losses. To the extent that the separate company tax expense is different from the payment terms of the Tax Agreement, the difference is recorded as either a dividend or capital contribution.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at September 30, 2013 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$295	295	—	—
Current liabilities:
Debt (note 6)	300	—	300	—
Long-term liabilities:
Debt (note 6)	3,501	—	3,501	—

		Fair value measurements at December 31, 2012 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$424	424	—	—
Interest rate swap arrangements (note 6)	1	—	1	—
Current liabilities:
Interest rate swap arrangements (note 6)	13	—	13	—
Long-term liabilities:
Debt (note 6)	3,626	—	3,626	—
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

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
Performance measures

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QVC-U.S.	$1,303	304	1,237	278	3,912	915	3,757	863
QVC-Japan	236	46	301	67	752	157	900	200
QVC-Germany	224	37	211	36	681	115	668	121
QVC-U.K.	156	26	149	21	449	71	445	62
QVC-Italy	28	(5)	20	(5)	88	(12)	54	(21)
Consolidated QVC	$1,947	408	1,918	397	5,882	1,246	5,824	1,225
Net revenue amounts by product category are not available from our general purpose financial statements.
Other information

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QVC-U.S.	$14	90	12	86	41	269	38	248
QVC-Japan	5	2	4	3	13	6	12	8
QVC-Germany	6	12	7	8	22	30	24	24
QVC-U.K.	(1)	6	3	3	8	12	13	9
QVC-Italy	2	3	2	1	5	7	5	4
Consolidated QVC	$26	113	28	101	89	324	92	293

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

	September 30, 2013		December 31, 2012
(in millions)	Total Assets	Capital expenditures	Total assets	Capital expenditures
QVC-U.S.	$10,140	69	10,541	88
QVC-Japan	772	14	969	105
QVC-Germany	1,068	20	1,064	25
QVC-U.K.	597	8	619	22
QVC-Italy	268	10	245	6
Consolidated QVC	$12,845	121	13,438	246
Long-lived assets, net of accumulated depreciation, by geographic area were as follows:

	September 30,	December 31,
(in millions)	2013	2012
QVC-U.S.	$424	429
QVC-Japan	243	280
QVC-Germany	244	247
QVC-U.K.	122	128
QVC-Italy	48	47
Consolidated QVC	$1,081	1,131
The following table provides a reconciliation of Adjusted OIBDA to income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Adjusted OIBDA	$408	397	1,246	1,225
Stock‑based compensation	(10)	(8)	(29)	(21)
Depreciation and amortization	(139)	(129)	(413)	(385)
Equity in losses of investee	(2)	(3)	(3)	(3)
Gains on financial instruments	—	12	15	36
Interest expense, net	(52)	(61)	(165)	(172)
Foreign currency (loss) gain	(1)	1	(2)	(1)
Loss on extinguishment of debt	—	—	(57)	—
Income before income taxes	$204	209	592	679
(12) Other Comprehensive Income
The change in the component of accumulated other comprehensive income, net of taxes ("AOCI"), is summarized as follows:

(in millions)	Foreign currency translation adjustments	AOCI
Balance at January 1, 2012	$194	194
Other comprehensive income attributable to QVC, Inc. shareholder	2	2
Balance at September 30, 2012	196	196

Balance at January 1, 2013	$186	186
Other comprehensive loss attributable to QVC, Inc. shareholder	(22)	(22)
Balance at September 30, 2013	164	164

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The component of other comprehensive income is reflected in QVC's condensed consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive income:

(in millions)	Before-tax amount	Tax (expense) benefit	Net-of-tax amount
Three months ended September 30, 2013:
Foreign currency translation adjustments	$77	(9)	68
Other comprehensive income (loss)	77	(9)	68

Three months ended September 30, 2012:
Foreign currency translation adjustments	$45	(10)	35
Other comprehensive income (loss)	45	(10)	35

Nine months ended September 30, 2013:
Foreign currency translation adjustments	$(52)	13	(39)
Other comprehensive (loss) income	(52)	13	(39)

Nine months ended September 30, 2012:
Foreign currency translation adjustments	$(3)	2	(1)
Other comprehensive (loss) income	(3)	2	(1)
(13) Subsequent Events
QVC repaid $150 million of the outstanding principal balance on the master promissory note with Liberty subsequent to September 30, 2013.
(14) Guarantor/Non-guarantor Subsidiary Financial Information
The following information contains the condensed consolidating financial statements for the Company, the parent on a stand-alone basis (QVC, Inc.), the combined subsidiary guarantors (Affiliate Relations Holdings, Inc.; Affiliate Investment, Inc.; AMI 2, Inc.; ER Marks, Inc.; QVC International LLC; QVC Rocky Mount, Inc. and QVC San Antonio, LLC) and the combined non-guarantor subsidiaries pursuant to Rule 3-10 of Regulation S-X. Certain non-guarantor subsidiaries are majority-owned by QVC International LLC, which is a guarantor subsidiary.
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
The master promissory note with Liberty is not guaranteed by any QVC subsidiaries.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The Company adjusted the condensed consolidating financial statements to correctly classify transactions among QVC Inc., the combined subsidiary guarantors and the combined non-guarantor subsidiaries.
The adjustments to the condensed consolidating balance sheets:

•
increased intercompany accounts receivable of the combined non-guarantor subsidiaries and increased intercompany accounts payable of QVC, Inc. related to cumulative revenue net of cumulative cost of goods sold and cumulative operating expenses, which have been attributed from QVC, Inc. to the combined non-guarantor subsidiaries; and

•
increased shareholder’s equity for the combined guarantor subsidiaries and combined subsidiary guarantors with an equal and offsetting increase in the investment in subsidiaries of QVC, Inc. and its corresponding elimination.

The adjustments to the condensed consolidating statements of operations:

•
attributed elements of revenue, cost of goods sold and operating expenses from QVC, Inc. to the combined non-guarantor subsidiaries and recognized equal and offsetting increases in the equity in earnings of subsidiaries of QVC, Inc.; and

•	recognized net income attributable to noncontrolling interests of QVC, Inc. and eliminated that income in consolidation.
The adjustments to the condensed consolidating statements of cash flows:

•
attributed net cash provided by operating activities from QVC, Inc. to the combined non-guarantor subsidiaries related to revenue net of cost of goods sold and operating expenses, which have been attributed from QVC, Inc. to the combined non-guarantor subsidiaries;

•	attributed cash paid for joint ventures and acquisitions of businesses from QVC, Inc. to the combined non-guarantor subsidiaries; and

•	increased net cash provided by the financing activities of QVC, Inc. and increased net cash used in the financing activities of the non-guarantor subsidiaries.
The adjustments had no impact to the Company's condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of comprehensive income, condensed consolidated statements of changes in equity or condensed consolidated statements of cash flows for any current and previously reported period.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating balance sheets

September 30, 2013
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$8	170	191	—	369
Restricted cash	11	—	2	—	13
Accounts receivable, net	494	—	236	—	730
Inventories	800	—	323	—	1,123
Deferred income taxes	139	—	17	—	156
Prepaid expenses	19	—	44	—	63
Total current assets	1,471	170	813	—	2,454
Property, plant and equipment, net	248	65	768	—	1,081
Cable and satellite television distribution rights, net	—	533	121	—	654
Goodwill	4,169	—	1,036	—	5,205
Other intangible assets, net	1,165	2,050	159	—	3,374
Other noncurrent assets	11	—	66	—	77
Investments in subsidiaries	4,829	1,702	—	(6,531)	—
Total assets	$11,893	4,520	2,963	(6,531)	12,845
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$302	—	8	—	310
Accounts payable-trade	292	—	243	—	535
Accrued liabilities	281	58	377	—	716
Intercompany accounts payable (receivable)	867	(761)	(106)	—	—
Total current liabilities	1,742	(703)	522	—	1,561
Long-term portion of debt and capital lease obligations	3,496	—	56	—	3,552
Deferred compensation	14	—	1	—	15
Deferred income taxes	404	933	(13)	—	1,324
Other long-term liabilities	135	—	20	—	155
Total liabilities	5,791	230	586	—	6,607
Equity:
QVC, Inc. shareholder's equity	6,102	4,290	2,241	(6,531)	6,102
Noncontrolling interest	—	—	136	—	136
Total equity	6,102	4,290	2,377	(6,531)	6,238
Total liabilities and equity	$11,893	4,520	2,963	(6,531)	12,845

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating balance sheet - Adjusted

December 31, 2012
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$75	165	300	—	540
Restricted cash	13	—	2	—	15
Accounts receivable, net	747	—	308	—	1,055
Inventories	691	—	218	—	909
Deferred income taxes	131	—	20	—	151
Prepaid expenses	19	—	34	—	53
Total current assets	1,676	165	882	—	2,723
Property, plant and equipment, net	247	67	817	—	1,131
Cable and satellite television distribution rights, net	—	618	146	—	764
Goodwill	4,169	—	1,065	—	5,234
Other intangible assets, net	1,280	2,049	180	—	3,509
Other noncurrent assets	14	—	63	—	77
Investments in subsidiaries	4,844	1,838	—	(6,682)	—
Total assets	$12,230	4,737	3,153	(6,682)	13,438
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$2	—	10	—	12
Accounts payable-trade	324	—	242	—	566
Accrued liabilities	402	106	447	—	955
Intercompany accounts payable (receivable)	829	(816)	(13)	—	—
Total current liabilities	1,557	(710)	686	—	1,533
Long-term portion of debt and capital lease obligations	3,404	—	61	—	3,465
Deferred compensation	11	—	1	—	12
Deferred income taxes	431	964	15	—	1,410
Other long-term liabilities	137	17	30	—	184
Total liabilities	5,540	271	793	—	6,604
Equity:
QVC, Inc. shareholder's equity	6,690	4,466	2,216	(6,682)	6,690
Noncontrolling interest	—	—	144	—	144
Total equity	6,690	4,466	2,360	(6,682)	6,834
Total liabilities and equity	$12,230	4,737	3,153	(6,682)	13,438

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating statements of operations

Three months ended September 30, 2013
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,319	190	675	(237)	1,947
Cost of goods sold	833	26	427	(64)	1,222
Gross profit	486	164	248	(173)	725
Operating expenses:
Operating	39	49	88	—	176
Selling, general and administrative, including stock-based compensation	237	1	86	(173)	151
Depreciation	10	1	15	—	26
Amortization of intangible assets	51	37	25	—	113
Intercompany management expense (income)	14	(1)	(13)	—	—
	351	87	201	(173)	466
Operating income	135	77	47	—	259
Other (expense) income:
Equity in losses of investee	—	—	(2)	—	(2)
Interest expense, net	(52)	—	—	—	(52)
Foreign currency (loss) gain	(9)	—	8	—	(1)
Intercompany interest (expense) income	(4)	13	(9)	—	—
	(65)	13	(3)	—	(55)
Income before income taxes	70	90	44	—	204
Income tax expense	(21)	(27)	(22)	—	(70)
Equity in earnings of subsidiaries, net of tax	85	3	—	(88)	—
Net income	134	66	22	(88)	134
Less net income attributable to the noncontrolling interest	(9)	—	(9)	9	(9)
Net income attributable to QVC, Inc. shareholder	$125	66	13	(79)	125

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating statements of operations - Adjusted

Three months ended September 30, 2012
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,249	180	719	(230)	1,918
Cost of goods sold	801	27	454	(66)	1,216
Gross profit	448	153	265	(164)	702
Operating expenses:
Operating	37	46	88	—	171
Selling, general and administrative, including stock-based compensation	226	—	80	(164)	142
Depreciation	9	1	18	—	28
Amortization of intangible assets	52	33	16	—	101
Intercompany management expense (income)	14	(5)	(9)	—	—
	338	75	193	(164)	442
Operating income	110	78	72	—	260
Other (expense) income:
Equity in losses of investee	—	—	(3)	—	(3)
Gains on financial instruments	12	—	—	—	12
Interest expense, net	(61)	—	—	—	(61)
Foreign currency (loss) gain	(6)	2	5	—	1
Intercompany interest (expense) income	(3)	12	(9)	—	—
	(58)	14	(7)	—	(51)
Income before income taxes	52	92	65	—	209
Income tax expense	(17)	(30)	(26)	—	(73)
Equity in earnings of subsidiaries, net of tax	101	23	—	(124)	—
Net income	136	85	39	(124)	136
Less net income attributable to the noncontrolling interest	(15)	—	(15)	15	(15)
Net income attributable to QVC, Inc. shareholder	$121	85	24	(109)	121

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating statements of operations

Nine months ended September 30, 2013
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$3,959	555	2,065	(697)	5,882
Cost of goods sold	2,512	74	1,300	(185)	3,701
Gross profit	1,447	481	765	(512)	2,181
Operating expenses:
Operating	114	143	263	—	520
Selling, general and administrative, including stock-based compensation	700	1	255	(512)	444
Depreciation	28	4	57	—	89
Amortization of intangible assets	153	107	64	—	324
Intercompany management expense (income)	46	(8)	(38)	—	—
	1,041	247	601	(512)	1,377
Operating income	406	234	164	—	804
Other (expense) income:
Equity in losses of investee	—	—	(3)	—	(3)
Gains on financial instruments	12	—	3	—	15
Interest expense, net	(164)	(1)	—	—	(165)
Foreign currency (loss) gain	(12)	(1)	11	—	(2)
Loss on extinguishment of debt	(57)	—	—	—	(57)
Intercompany interest (expense) income	(11)	37	(26)	—	—
	(232)	35	(15)	—	(212)
Income before income taxes	174	269	149	—	592
Income tax expense	(52)	(87)	(74)	—	(213)
Equity in earnings of subsidiaries, net of tax	257	29	—	(286)	—
Net income	379	211	75	(286)	379
Less net income attributable to the noncontrolling interest	(34)	—	(34)	34	(34)
Net income attributable to QVC, Inc. shareholder	$345	211	41	(252)	345

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating statements of operations - Adjusted

Nine months ended September 30, 2012
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$3,804	534	2,168	(682)	5,824
Cost of goods sold	2,421	81	1,363	(185)	3,680
Gross profit	1,383	453	805	(497)	2,144
Operating expenses:
Operating	110	137	275	—	522
Selling, general and administrative, including stock-based compensation	666	—	249	(497)	418
Depreciation	26	3	63	—	92
Amortization of intangible assets	148	98	47	—	293
Intercompany management expense (income)	54	(20)	(34)	—	—
	1,004	218	600	(497)	1,325
Operating income	379	235	205	—	819
Other (expense) income:
Equity in losses of investee	—	—	(3)	—	(3)
Gains on financial instruments	36	—	—	—	36
Interest (expense) income	(173)	—	1	—	(172)
Foreign currency (loss) gain	(11)	2	8	—	(1)
Intercompany interest (expense) income	(10)	37	(27)	—	—
	(158)	39	(21)	—	(140)
Income before income taxes	221	274	184	—	679
Income tax expense	(81)	(84)	(82)	—	(247)
Equity in earnings of subsidiaries, net of tax	292	57	—	(349)	—
Net income	432	247	102	(349)	432
Less net income attributable to the noncontrolling interest	(44)	—	(44)	44	(44)
Net income attributable to QVC, Inc. shareholder	$388	247	58	(305)	388

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating statements of comprehensive income

Three months ended September 30, 2013
(in millions)	Subsidiary issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$134	66	22	(88)	134
Foreign currency translation adjustments	68	—	68	(68)	68
Total comprehensive income	202	66	90	(156)	202
Comprehensive income attributable to noncontrolling interest	(11)	—	(11)	11	(11)
Comprehensive income attributable to QVC, Inc. shareholder	$191	66	79	(145)	191

Three months ended September 30, 2012
(in millions)	Subsidiary issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$136	85	39	(124)	136
Foreign currency translation adjustments	35	—	35	(35)	35
Total comprehensive income	171	85	74	(159)	171
Comprehensive income attributable to noncontrolling interest	(18)	—	(18)	18	(18)
Comprehensive income attributable to QVC, Inc. shareholder	$153	85	56	(141)	153

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating statements of comprehensive income

Nine months ended September 30, 2013
(in millions)	Subsidiary issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$379	211	75	(286)	379
Foreign currency translation adjustments	(39)	—	(39)	39	(39)
Total comprehensive income	340	211	36	(247)	340
Comprehensive income attributable to noncontrolling interest	(17)	—	(17)	17	(17)
Comprehensive income attributable to QVC, Inc. shareholder	$323	211	19	(230)	323

Nine months ended September 30, 2012
(in millions)	Subsidiary issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$432	247	102	(349)	432
Foreign currency translation adjustments	(1)	—	(1)	1	(1)
Total comprehensive income	431	247	101	(348)	431
Comprehensive income attributable to noncontrolling interest	(41)	—	(41)	41	(41)
Comprehensive income attributable to QVC, Inc. shareholder	$390	247	60	(307)	390

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating statements of cash flows

Nine months ended September 30, 2013
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$355	217	31	—	603
Investing activities:
Capital expenditures, net	(58)	(3)	(60)	—	(121)
Expenditures for cable and satellite television distribution rights, net	—	(41)	—	—	(41)
Decrease in restricted cash	2	—	—	—	2
Changes in other noncurrent assets	3	—	(4)	—	(1)
Intercompany investing activities	272	165	—	(437)	—
Net cash provided by (used in) investing activities	219	121	(64)	(437)	(161)
Financing activities:
Principal payments of debt and capital lease obligations	(2,154)	—	(7)	—	(2,161)
Principal borrowings of debt from senior secured credit facility	1,198	—	—	—	1,198
Proceeds from issuance of senior secured notes, net of original issue discount	1,050	—	—	—	1,050
Proceeds from master promissory note with Liberty	300	—	—	—	300
Payment of debt origination fees	(16)	—	—	—	(16)
Payment of bond premium fees	(46)	—	—	—	(46)
Other financing activities	9	—	—	—	9
Dividends paid to Liberty	(900)	—	—	—	(900)
Dividend paid to noncontrolling interest	—	—	(25)	—	(25)
Net short-term intercompany debt borrowings (repayments)	38	55	(93)	—	—
Intercompany financing activities	(120)	(388)	71	437	—
Net cash used in financing activities	(641)	(333)	(54)	437	(591)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(22)	—	(22)
Net (decrease) increase in cash and cash equivalents	(67)	5	(109)	—	(171)
Cash and cash equivalents, beginning of period	75	165	300	—	540
Cash and cash equivalents, end of period	$8	170	191	—	369

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating statements of cash flows - Adjusted

Nine months ended September 30, 2012
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$418	252	205	—	875
Investing activities:
Capital expenditures, net	(38)	(2)	(125)	—	(165)
Expenditures for cable and satellite television distribution rights, net	—	(1)	—	—	(1)
Cash paid for joint ventures and acquisitions of businesses, net of cash received	—	—	(71)	—	(71)
Decrease in restricted cash	2	—	—	—	2
Changes in other noncurrent assets	4	(1)	(4)	—	(1)
Intercompany investing activities	485	231	—	(716)	—
Net cash provided by (used in) investing activities	453	227	(200)	(716)	(236)
Financing activities:
Principal payments of debt and capital lease obligations	(1,073)	—	(7)	—	(1,080)
Principal borrowings of debt from senior secured credit facility	1,493	—	—	—	1,493
Proceeds from issuance of senior secured notes	500	—	—	—	500
Payment of debt origination fees	(8)	—	—	—	(8)
Dividends paid to Liberty	(1,682)	—	—	—	(1,682)
Dividend paid to noncontrolling interest	—	—	(29)	—	(29)
Net short-term intercompany debt borrowings (repayments)	123	(35)	(88)	—	—
Intercompany financing activities	(211)	(554)	49	716	—
Net cash used in financing activities	(858)	(589)	(75)	716	(806)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(7)	—	(7)
Net increase (decrease) in cash and cash equivalents	13	(110)	(77)	—	(174)
Cash and cash equivalents, beginning of period	3	223	334	—	560
Cash and cash equivalents, end of period	$16	113	257	—	386

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The following tables present the statements as they were previously reported and the adjustments to each financial statement line item.
Condensed consolidating balance sheets - As previously reported

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating balance sheets - Adjustments

December 31, 2012
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$—	—	—	—	—
Restricted cash	—	—	—	—	—
Accounts receivable, net	—	—	—	—	—
Inventories	—	—	—	—	—
Deferred income taxes	—	—	—	—	—
Prepaid expenses	—	—	—	—	—
Total current assets	—	—	—	—	—
Property, plant and equipment, net	—	—	—	—	—
Cable and satellite television distribution rights, net	—	—	—	—	—
Goodwill	—	—	—	—	—
Other intangible assets, net	—	—	—	—	—
Other noncurrent assets	—	—	—	—	—
Investments in subsidiaries	1,055	—	—	(1,055)	—
Total assets	$1,055	—	—	(1,055)	—
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$—	—	—	—	—
Accounts payable-trade	—	—	—	—	—
Accrued liabilities	—	—	—	—	—
Intercompany accounts payable (receivable)	1,055	(405)	(650)	—	—
Total current liabilities	1,055	(405)	(650)	—	—
Long-term portion of debt and capital lease obligations					—
Deferred compensation	—	—	—	—	—
Deferred income taxes	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—
Total liabilities	1,055	(405)	(650)	—	—
Equity:
QVC, Inc. shareholder's equity	—	405	650	(1,055)	—
Noncontrolling interest	—	—	—	—	—
Total equity	—	405	650	(1,055)	—
Total liabilities and equity	$1,055	—	—	(1,055)	—

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating statements of operations - As previously reported

Three months ended September 30, 2012
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,301	180	667	(230)	1,918
Cost of goods sold	817	27	438	(66)	1,216
Gross profit	484	153	229	(164)	702
Operating expenses:
Operating	44	46	81	—	171
Selling, general and administrative, including stock-based compensation	226	—	80	(164)	142
Depreciation	9	1	18	—	28
Amortization of intangible assets	52	33	16	—	101
Intercompany management expense (income)	14	(5)	(9)	—	—
	345	75	186	(164)	442
Operating income	139	78	43	—	260
Other (expense) income:
Equity in losses of investee	—	—	(3)	—	(3)
Gains on financial instruments	12	—	—	—	12
Interest expense, net	(61)	—	—	—	(61)
Foreign currency (loss) gain	(6)	2	5	—	1
Intercompany interest (expense) income	(3)	12	(9)	—	—
	(58)	14	(7)	—	(51)
Income before income taxes	81	92	36	—	209
Income tax expense	(17)	(30)	(26)	—	(73)
Equity in earnings of subsidiaries, net of tax	57	23	—	(80)	—
Net income	121	85	10	(80)	136
Less net income attributable to the noncontrolling interest	—	—	(15)	—	(15)
Net income (loss) attributable to QVC, Inc. shareholder	$121	85	(5)	(80)	121

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating statements of operations - Adjustments

Three months ended September 30, 2012
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$(52)	—	52	—	—
Cost of goods sold	(16)	—	16	—	—
Gross profit	(36)	—	36	—	—
Operating expenses:
Operating	(7)	—	7	—	—
Selling, general and administrative, including stock-based compensation	—	—	—	—	—
Depreciation	—	—	—	—	—
Amortization of intangible assets	—	—	—	—	—
Intercompany management expense (income)	—	—	—	—	—
	(7)	—	7	—	—
Operating income	(29)	—	29	—	—
Other (expense) income:
Equity in losses of investee	—	—	—	—	—
Gains on financial instruments	—	—	—	—	—
Interest expense, net	—	—	—	—	—
Foreign currency (loss) gain	—	—	—	—	—
Intercompany interest (expense) income	—	—	—	—	—
	—	—	—	—	—
Income before income taxes	(29)	—	29	—	—
Income tax expense	—	—	—	—	—
Equity in earnings of subsidiaries, net of tax	44	—	—	(44)	—
Net income	15	—	29	(44)	—
Less net income attributable to the noncontrolling interest	(15)	—	—	15	—
Net income attributable to QVC, Inc. shareholder	$—	—	29	(29)	—

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating statements of operations - As previously reported

Nine months ended September 30, 2012
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$3,963	534	2,009	(682)	5,824
Cost of goods sold	2,470	81	1,314	(185)	3,680
Gross profit	1,493	453	695	(497)	2,144
Operating expenses:
Operating	132	137	253	—	522
Selling, general and administrative, including stock-based compensation	666	—	249	(497)	418
Depreciation	26	3	63	—	92
Amortization of intangible assets	148	98	47	—	293
Intercompany management expense (income)	54	(20)	(34)	—	—
	1,026	218	578	(497)	1,325
Operating income	467	235	117	—	819
Other (expense) income:
Equity in losses of investee	—	—	(3)	—	(3)
Gains on financial instruments	36	—	—	—	36
Interest (expense) income	(173)	—	1	—	(172)
Foreign currency (loss) gain	(11)	2	8	—	(1)
Intercompany interest (expense) income	(10)	37	(27)	—	—
	(158)	39	(21)	—	(140)
Income before income taxes	309	274	96	—	679
Income tax expense	(81)	(84)	(82)	—	(247)
Equity in earnings of subsidiaries, net of tax	160	57	—	(217)	—
Net income	388	247	14	(217)	432
Less net income attributable to the noncontrolling interest	—	—	(44)	—	(44)
Net income (loss) attributable to QVC, Inc. shareholder	$388	247	(30)	(217)	388

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating statements of operations - Adjustments

Nine months ended September 30, 2012
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$(159)	—	159	—	—
Cost of goods sold	(49)	—	49	—	—
Gross profit	(110)	—	110	—	—
Operating expenses:
Operating	(22)	—	22	—	—
Selling, general and administrative, including stock-based compensation	—	—	—	—	—
Depreciation	—	—	—	—	—
Amortization of intangible assets	—	—	—	—	—
Intercompany management expense (income)	—	—	—	—	—
	(22)	—	22	—	—
Operating income	(88)	—	88	—	—
Other (expense) income:
Equity in losses of investee	—	—	—	—	—
Gains on financial instruments	—	—	—	—	—
Interest expense (income)	—	—	—	—	—
Foreign currency (loss) gain	—	—	—	—	—
Intercompany interest (expense) income	—	—	—	—	—
	—	—	—	—	—
Income before income taxes	(88)	—	88	—	—
Income tax expense	—	—	—	—	—
Equity in earnings of subsidiaries, net of tax	132	—	—	(132)	—
Net income	44	—	88	(132)	—
Less net income attributable to the noncontrolling interest	(44)	—	—	44	—
Net income attributable to QVC, Inc. shareholder	$—	—	88	(88)	—

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating statements of cash flows - As previously reported

Nine months ended September 30, 2012
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$506	252	117	—	875
Investing activities:
Capital expenditures, net	(38)	(2)	(125)	—	(165)
Expenditures for cable and satellite television distribution rights	—	(1)	—	—	(1)
Cash paid for joint ventures and acquisitions of businesses, net of cash received	(16)	—	(55)	—	(71)
Decrease in restricted cash	2	—	—	—	2
Changes in other noncurrent assets and liabilities	4	(1)	(4)	—	(1)
Intercompany investing activities	304	231	—	(535)	—
Net cash provided by (used in) investing activities	256	227	(184)	(535)	(236)
Financing activities:
Principal payments of debt and capital lease obligations	(1,073)	—	(7)	—	(1,080)
Principal borrowings of debt from senior secured credit facility	1,493	—	—	—	1,493
Proceeds from issuance of senior secured notes	500	—	—	—	500
Payment of debt origination fees	(8)	—	—	—	(8)
Dividends paid to Liberty	(1,682)	—	—	—	(1,682)
Dividend paid to noncontrolling interest	—	—	(29)	—	(29)
Net short-term intercompany debt borrowings (repayments)	25	(21)	(4)	—	—
Intercompany financing activities	(4)	(568)	37	535	—
Net cash used in financing activities	(749)	(589)	(3)	535	(806)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(7)	—	(7)
Net increase (decrease) in cash and cash equivalents	13	(110)	(77)	—	(174)
Cash and cash equivalents, beginning of period	3	223	334	—	560
Cash and cash equivalents, end of period	$16	113	257	—	386

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating statements of cash flows - Adjustments

Nine months ended September 30, 2012
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash (used in) provided by operating activities	$(88)	—	88	—	—
Investing activities:
Capital expenditures, net	—	—	—	—	—
Expenditures for cable and satellite television distribution rights, net	—	—	—	—	—
Cash paid for joint ventures and acquisitions of businesses, net of cash received	16	—	(16)	—	—
Decrease in restricted cash	—	—	—	—	—
Changes in other noncurrent assets	—	—	—	—	—
Intercompany investing activities	181	—	—	(181)	—
Net cash provided by (used in) investing activities	197	—	(16)	(181)	—
Financing activities:
Principal payments of debt and capital lease obligations	—	—	—	—	—
Principal borrowings of debt from senior secured credit facility	—	—	—	—	—
Proceeds from issuance of senior secured notes	—	—	—	—	—
Payment of debt origination fees	—	—	—	—	—
Dividends paid to Liberty	—	—	—	—	—
Dividend paid to noncontrolling interest	—	—	—	—	—
Net short-term intercompany debt borrowings (repayments)	98	(14)	(84)	—	—
Intercompany financing activities	(207)	14	12	181	—
Net cash used in financing activities	(109)	—	(72)	181	—
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—
Cash and cash equivalents, end of period	$—	—	—	—	—

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The effect of the adjustment on equity as of January 1, 2012 was as follows:

(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
As previously reported	$7,890	3,465	1,716	(5,052)	8,019
Adjustment	—	450	465	(915)	—
Adjusted	$7,890	3,915	2,181	(5,967)	8,019
The adjusted net income for each prior interim period in the current fiscal year is presented in the below tables.

(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Three months ended June 30, 2013:
Net income - Adjusted	$139	66	26	(92)	139

Six months ended June 30, 2013
Net income - Adjusted	245	145	53	(198)	245

Three months ended March 31, 2013:
Net income - Adjusted	106	79	27	(106)	106

(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Three months ended June 30, 2013:
Net income (loss) - As previously reported	$139	66	(23)	(43)	139

Six months ended June 30, 2013
Net income (loss) - As previously reported	245	145	(31)	(114)	245

Three months ended March 31, 2013:
Net income (loss) - As previously reported	106	79	(8)	(71)	106

(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Three months ended June 30, 2013:
Net income - Adjustment	$—	—	49	(49)	—

Six months ended June 30, 2013
Net income - Adjustment	—	—	84	(84)	—

Three months ended March 31, 2013:
Net income - Adjustment	—	—	35	(35)	—

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; Liberty’s proposed Recapitalization of its Liberty Interactive Group tracking stock into the QVC Group tracking stock and a new Liberty Digital Commerce tracking stock; new service offerings; revenue growth and subscriber trends; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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
On July 4, 2012, QVC entered into a joint venture with China Broadcasting Corporation, a limited liability company, owned by China National Radio (''CNR'') for a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS distributes live programming for 15 hours a day and recorded programming for 9 hours a day. This joint venture is being accounted for as an equity method investment recorded as equity in losses of investee in the condensed consolidated statements of operations.
The Company has a joint venture with Mitsui & Co. LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests.
We are an indirect wholly owned subsidiary of Liberty (Nasdaq: LINTA, LINTB, LVNTA and LVNTB), which owns interests in a broad range of digital commerce businesses. We are attributed to the Liberty Interactive tracking stock, which tracks the assets and liabilities of Liberty's Interactive Group (the "Interactive Group"). The Interactive Group does not represent a separate legal entity; rather, it represents those businesses, assets and liabilities that are attributed to that group. Liberty attributed to its Interactive Group those businesses primarily focused on digital commerce. Liberty also attributed to its Interactive Group its 38% ownership interest in HSN, Inc. ("HSN"), one of our two closest televised shopping competitors.
Liberty announced that its board has authorized management to pursue a plan to recapitalize (the "Recapitalization") its Liberty Interactive Group tracking stock into two new tracking stocks, one (currently the Liberty Interactive common stock) to be renamed the QVC Group common stock and the other to be designated as the Liberty Digital Commerce common stock. In the Recapitalization, record holders of Series A and Series B Liberty Interactive common stock would receive one share of the corresponding series of Liberty Digital Commerce common stock for each 10 shares of the renamed QVC Group common stock held by them as of the effective date. Liberty intends to attribute to the Liberty Digital Commerce Group its operating subsidiaries Provide Commerce, Inc.; Backcountry.com, Inc.; Bodybuilding.com, LLC; CommerceHub; Right Start and Evite along with cash and certain liabilities. The QVC Group, which is currently known as the Liberty Interactive Group, would have attributed to it our Company and Liberty’s approximate 38% interest in HSN, along with cash and certain liabilities.

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
QVC's future net revenue growth will primarily depend on international expansion, sales growth from e-commerce and mobile platforms and additions of new customers from households already receiving QVC's television programming. QVC's future net revenue may also be affected by (i) the willingness of cable television and direct-to-home satellite system operators to continue carrying QVC's programming service; (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult due to governmental action or from distributors converting analog customers to digital; (iii) changes in television viewing habits because of personal video recorders, video-on-demand and internet video services; and (iv) general economic conditions.
In March 2013, QVC-U.S. launched over-the-air broadcasting in designated U.S. markets that can be accessed by any television household in such markets, regardless of whether it subscribes to a paid television service. This will allow QVC-U.S. to reach new customers who previously did not have access to the program through other television platforms.
In August 2013, QVC-U.S. launched an additional channel, "QVC Plus," which is being distributed through cable and satellite systems. The channel offers the same programming as the live channel, but on a three hour delay, which will allow viewers to have access to a broader range of QVC programming options, as well as more relevant programming for viewers in differing time zones.
The current economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. Global financial markets continue to experience disruptions, including increased volatility and diminished liquidity and credit availability. In particular, the European debt crisis, particularly most recently in Greece, Italy, Ireland, Portugal and Spain, and related European financial restricting efforts, may cause volatility in the European currencies and reduce the purchasing power of European customers. In the event that one or more countries were to replace the Euro with their legacy currency, then our revenue and operating results in such countries, or Europe generally, would likely be adversely affected until stable exchange rates were established and economic confidence restored. In addition, the European crisis is contributing to instability in global credit markets. The world has experienced a global macroeconomic downturn, and if economic and financial market conditions in the United States or other key markets, including Europe, remain uncertain, persist, or deteriorate further, our customers may respond by suspending, delaying, or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. Such weak economic conditions may also inhibit our expansion into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects.

Results of Operations
QVC's operating results were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Net revenue	$1,947	1,918	5,882	5,824
Costs of goods sold	1,222	1,216	3,701	3,680
Gross profit	725	702	2,181	2,144
Operating expenses:
Operating	176	171	520	522
SG&A expenses (excluding stock‑based compensation)	141	134	415	397
Adjusted OIBDA	408	397	1,246	1,225
Stock-based compensation	10	8	29	21
Depreciation	26	28	89	92
Amortization of intangible assets	113	101	324	293
Operating income	259	260	804	819
Other (expense) income:
Equity in losses of investee	(2)	(3)	(3)	(3)
Gains on financial instruments	—	12	15	36
Interest expense, net	(52)	(61)	(165)	(172)
Foreign currency (loss) gain	(1)	1	(2)	(1)
Loss on extinguishment of debt	—	—	(57)	—
	(55)	(51)	(212)	(140)
Income before income taxes	204	209	592	679
Income tax expense	(70)	(73)	(213)	(247)
Net income	134	136	379	432
Less net income attributable to the noncontrolling interest	(9)	(15)	(34)	(44)
Net income attributable to QVC, Inc. shareholder	$125	121	345	388
Net revenue
Net revenue was generated in the following geographical areas:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
QVC-U.S.	$1,303	1,237	3,912	3,757
QVC-Japan	236	301	752	900
QVC-Germany	224	211	681	668
QVC-U.K.	156	149	449	445
QVC-Italy	28	20	88	54
Consolidated QVC	$1,947	1,918	5,882	5,824

QVC's consolidated net revenue increased 1.5% and 1.0% during the three and nine month periods ended September 30, 2013, respectively, as compared to the corresponding periods in the prior year. The three month increase in net revenue was primarily comprised of $58 million due to a 2.6% increase in average selling price per unit (“ASP”) and $49 million due to a 2.3% increase in units shipped. These amounts were partially offset by $50 million in unfavorable foreign currency rates primarily in Japan, and to a lesser extent, in the U.K., which were partially offset by favorable foreign currency rates in Germany and Italy. Additionally, net revenue was also negatively impacted by $27 million due to an increase in estimated product returns, primarily in the U.S., Japan and Germany. The increase in the U.S. was primarily due to sales volume and the increases in Japan and Germany were due, in part, to a greater mix of apparel products that return at higher rates than other categories and higher return rates within this category. The nine month increase in net revenue was primarily comprised of $189 million due to a 2.9% increase in ASP and $97 million due to a 1.5% increase in units shipped. These amounts were partially offset by $153 million in unfavorable foreign currency rates primarily in Japan, and to a lesser extent, in the U.K., which were partially offset by favorable foreign currency rates in Germany and Italy. Additionally, net revenue was also negatively impacted by $72 million due to an increase in estimated product returns, primarily in Japan and Germany, due in part to a greater mix of apparel products that return at higher rates than other categories as well as higher return rates within this category.
During the three and nine month periods ended September 30, 2013, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
The percentage increase (decrease) in net revenue for each of QVC's geographic areas in U.S. Dollars and in local currency was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013		2013
	U.S. Dollars	Local currency	U.S. Dollars	Local currency
QVC-U.S.	5.3%	5.3%	4.1%	4.1%
QVC-Japan	(21.6)%	(1.4)%	(16.4)%	1.7%
QVC-Germany	6.2%	0.2%	1.9%	(0.7)%
QVC-U.K.	4.7%	6.9%	0.9%	3.3%
QVC-Italy	40.0%	26.9%	63.0%	55.0%
QVC-U.S.' growth in net revenue for the three months ended September 30, 2013 was primarily due to a 4.8% increase in ASP and a 0.7% increase in units shipped. QVC-U.S.' growth in net revenue for the nine months ended September 30, 2013 was primarily due to a 4.6% increase in ASP, partially offset by a 0.5% decrease in units shipped. For both periods, QVC-U.S.' shipped sales increased mainly due to growth in the beauty, home and accessories categories. For the three and nine month periods ended September 30, 2013, the decline at QVC-Japan was primarily due to a decrease in accessories shipped sales and an increase in estimated product returns, offset by shipped sales growth in the apparel category. For the three months ended September 30, 2013, QVC-Germany's shipped sales in local currency increased mainly due to greater apparel and home sales, offset by a decrease in jewelry and beauty as well as an increase in estimated product returns. For the nine months ended September 30, 2013, QVC-Germany's shipped sales in local currency increased mainly due to greater apparel and accessories sales, offset by a decrease in jewelry and an increase in estimated product returns. For the three and nine month periods ended September 30, 2013, QVC-U.K.'s shipped sales growth in local currency was primarily related to the home category, while the three month period also had greater accessories sales. For the three and nine month periods ended September 30, 2013, QVC-Italy's sales consisted primarily of home, beauty and apparel products.
Gross profit
QVC's gross profit percentage was 37.2% and 37.1% for the three and nine month periods ended September 30, 2013, respectively, compared to 36.6% and 36.8% for the three and nine month periods ended September 30, 2012, respectively. For the three months ended September 30, 2013, the increase in the gross profit percentage was primarily due to higher product margins in the U.S. and the U.K. The gross profit percentage remained relatively consistent for the nine month period presented compared to the prior year.

Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expenses and production costs. Operating expenses increased $5 million or 2.9% and decreased $2 million or 0.4% for the three and nine month periods ended September 30, 2013, respectively, as compared to the corresponding periods in the prior year. For the three months ended September 30, 2013, the increase was primarily due to an $8 million increase in commissions expense and a $2 million increase in credit card fees, offset by a $6 million benefit of exchange rates. For the nine months ended September 30, 2013, the decrease was primarily due to a $16 million benefit of exchange rates, offset by a $10 million increase in commissions expense and a $5 million increase in credit card fees. For both periods, the increase in commissions expense was primarily due to the sales increase in the U.S. and additional programming distribution expenses in Japan, while the increase in credit card fees was primarily the result of the sales increase in the U.S.
Selling, general and administrative expenses (excluding stock-based compensation)
QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses increased from 7.0% to 7.2% and increased from 6.8% to 7.1% as a percentage of net revenue for the three and nine month periods ended September 30, 2013, respectively. SG&A expenses increased $7 million and $18 million for the three and nine month periods ended September 30, 2013, respectively, due to a variety of factors.
For the three months ended September 30, 2013, the change was primarily due to an $8 million increase in personnel expenses due to merit, benefits and bonus increases primarily in the U.S., Japan and the U.K. and $6 million primarily due to information technology and related expenses in Germany and the U.K. These amounts were offset by a $3 million benefit of exchange rates and a $2 million decrease in marketing expenses, primarily in Italy. For the nine months ended September 30, 2013, the change was primarily due to a $22 million increase in personnel expenses due to merit, benefits and bonus increases primarily in the U.S. and the U.K. and $10 million primarily due to information technology and related expenses in Germany and the U.K. These amounts were offset by a $10 million benefit of exchange rates and a $5 million decrease in U.S. franchise and sales tax expenses.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC recorded $10 million and $8 million of stock-based compensation expense for the three months ended September 30, 2013 and 2012, respectively, and $29 million and $21 million of stock-based compensation expense for the nine months ended September 30, 2013 and 2012, respectively. The increase in stock-based compensation expense was primarily the result of a greater number of shares being expensed on a higher measurement basis and the one-time option exchange for certain officers in December 2012.
Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2013	2012	2013	2012
Affiliate agreements	$38	37	113	113
Customer relationships	43	42	129	128
Acquisition related amortization	81	79	242	241
Property, plant and equipment	26	28	89	92
Software amortization	25	16	61	40
Channel placement amortization and related expenses	7	6	21	12
Total depreciation and amortization	$139	129	413	385
In regards to software amortization, during the third quarter of 2013, the amortization of certain capitalized software in Germany, the UK and Italy was accelerated in the amount of $6 million.

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
Interest expense, net
For the three and nine month periods ended September 30, 2013, consolidated net interest expense decreased 14.8% and 4.1%, respectively, as compared to the corresponding periods in the prior year. For both periods, the decreases were primarily due to lower average interest rates.
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
Loss on extinguishment of debt
During the first half of 2013, QVC redeemed $500 million of its 7.125% Senior Secured Notes due 2017 and $231 million of its 7.5% Senior Secured Notes due 2019. The loss was primarily due to premiums paid for the tenders and calls of these notes. Refer to note six to the accompanying condensed consolidated financial statements and the below section, "Financial Position, Liquidity and Capital Resources," for further details.
Income taxes
Our effective tax rate for the three and nine month periods ended September 30, 2013 was 34.3% and 36.0%, respectively, and our effective tax rate for the three and nine month periods ended September 30, 2012 was 34.9% and 36.4%, respectively. The three month rate differs from U.S. federal income tax rate of 35.0% primarily due to state tax expense and state law changes, whereas the nine month rate differs from the U.S. federal income tax rate of 35.0% primarily due to state tax expense.
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
As of September 30, 2013, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
Master Promissory Note with Liberty
On September 16, 2013, QVC entered into a master promissory note with Liberty to borrow a principal amount of $300 million. Interest on the outstanding principal balance will accrue at a fixed rate of 0.5% per annum, payable quarterly. The proceeds from this loan were used to pay down a portion of the Company's outstanding senior secured credit facility balance. The master promissory note is payable in full on March 15, 2014. All or any portion of the outstanding balance of the master promissory note may be prepaid at any time without penalty or premium. The master promissory note is unsecured and not guaranteed by any QVC subsidiaries.
QVC repaid $150 million of the outstanding principal balance on the master promissory note with Liberty subsequent to September 30, 2013.
Senior Secured Credit Facility
On March 1, 2013, we amended and restated our senior secured credit facility, which provides for a $2.0 billion revolving credit facility with a $250 million sub-limit for standby letters of credit and $1.0 billion of uncommitted incremental revolving loan commitments or incremental term loans. QVC may elect that the loans extended under the senior secured credit facility bear interest at a rate per annum equal to the ABR Rate or LIBOR, as each is defined in the senior secured credit facility agreement, plus a margin of 0.25% to 2.00% depending on various factors. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid on the revolving credit facility may be reborrowed. Payment of loans may be accelerated following certain customary events of default. The senior secured credit facility is a multi-currency facility. The senior secured credit facility is secured by the stock of QVC. We had $1.3 billion available under the terms of the senior secured credit facility at September 30, 2013.
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

Senior Secured Notes
On March 4, 2013, QVC announced the commencement of the Offers for any and all of its outstanding $500 million in aggregate principal amount of 7.125% Senior Secured Notes due 2017 and up to $250 million in aggregate principal amount of its 7.5% Senior Secured Notes due 2019. On March 18, 2013, $124 million of the 7.125% Senior Secured Notes due 2017 were tendered pursuant to the Offers, whereby holders of the 7.125% Senior Secured Notes due 2017 received consideration of $1,039.40 for each $1,000 principal amount of tendered 7.125% Senior Secured Notes due 2017. On March 18, 2013, $231 million of the 7.5% Senior Secured Notes due 2019 were tendered pursuant to the Offers, whereby holders of the 7.5% Senior Secured Notes due 2019 received consideration of $1,120 for each $1,000 principal amount of tendered 7.5% Senior Secured Notes due 2019. On April 17, 2013, QVC completed the redemption of the remaining $376 million principal amount of its 7.125% Senior Secured Notes due 2017, whereby holders received consideration of $1,035.63 for each $1,000 principal amount of tendered 7.125% Senior Secured Notes due 2017.
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
Additionally, as a result of these refinancing transactions, we incurred an extinguishment loss of $57 million for the nine months ended September 30, 2013, recorded as loss on extinguishment of debt in the condensed consolidated statements of operations.
Interest Rate Swap Arrangements
In March 2013, QVC's notional interest rate swaps of $3.1 billion expired. These swap arrangements did not qualify as cash flow hedges under U.S. GAAP. Accordingly, changes in the fair value of the swaps were reflected in gain on financial instruments in the accompanying condensed consolidated statements of operations.
Other Debt Related Information
QVC was in compliance with all of its debt covenants at September 30, 2013.
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
Additional Cash Flow Information
During the nine months ended September 30, 2013, QVC's primary uses of cash were $2,161 million of principal payments on debt and capital lease obligations, $900 million of dividends to Liberty, $162 million of capital and cable and satellite television distribution rights expenditures, $46 million in premiums paid for the redemption of QVC's existing 7.125% Senior Secured Notes due 2017 and partial redemption of QVC's 7.5% Senior Secured Notes due 2019 and a $25 million dividend payment from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,198 million of principal borrowings on the senior secured credit facility, $1,050 million in proceeds from the issuance of the 4.375% Senior Secured Notes due 2023 and the 5.95% Senior Secured Notes due 2043, $603 million of cash provided by operating activities and a $300 million master promissory note with Liberty. As of September 30, 2013, QVC's cash balance (excluding restricted cash) was $369 million.

During the nine months ended September 30, 2012, QVC's primary uses of cash were $1,682 million of dividends to Liberty, $1,080 million of principal payments on debt and capital lease obligations,$165 million of capital expenditures, $71 million paid related to investments in joint ventures and acquisitions, net of cash received, and a $29 million dividend payment from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,493 million of principal borrowings on the senior secured credit facility, $875 million of cash provided by operating activities and $500 million in proceeds from the issuance of the 5.125% Senior Secured Notes due 2022. As of September 30, 2012, QVC's cash balance (excluding restricted cash) was $386 million.
The change in cash provided by operating activities for the nine months ended September 30, 2013 compared to the prior period was primarily due to variances in accrued liabilities balances. The change in accrued liabilities was primarily due to variances in taxes payable balances as a result of timing of payments.
As of September 30, 2013, $183 million of the $369 million in cash was held by foreign subsidiaries. Cash in foreign subsidiaries is generally accessible, but certain tax consequences may reduce the net amount of cash we are able to utilize for U.S. purposes. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately one-half of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
Other
Capital expenditures spending in 2013 is expected to be approximately $205 million, including $121 million already expended.
Refer to the chart under the "Off-balance Sheet Arrangements and Aggregate Contractual Obligations" section below for additional information concerning the amount and timing of expected future payments under QVC's contractual obligations at September 30, 2013.
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
Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations at September 30, 2013 is summarized below:

	Payments due by period
(in millions)	Total	Remainder of 2013	2014-2015	2016-2017	Thereafter
Debt (1)	$3,792	—	300	—	3,492
Interest payments (2)	1,804	52	381	377	994
Capital lease obligations (including imputed interest)	89	4	23	22	40
Operating lease obligations	170	10	32	21	107
(1) Amounts exclude capital lease obligations and the issue discounts on the 7.5%, 4.375% and 5.95% Senior Secured Notes.
(2) Amounts (i) are based on the terms of QVC's senior secured credit facility and senior secured notes, (ii) assumes the interest rates on the floating rate debt remain constant at the rates in effect as of September 30, 2013, (iii) assumes that our existing debt is repaid at maturity and (iv) excludes capital lease obligations.
Our purchase obligations did not materially change as of September 30, 2013.

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
Interest rate risk
QVC is exposed to changes in interest rates primarily as a result of borrowing activities. QVC manages the exposure to interest rates by maintaining what QVC believes is an appropriate mix of fixed and variable rate debt. QVC believes this best protects itself from interest rate risk. As of September 30, 2013, QVC's debt, excluding capital leases and unamortized discounts, was comprised of $3.1 billion of fixed rate debt and $673 million of variable rate debt. The weighted average rate of all of QVC's variable rate debt was 2.0% and the weighted average rate of all of QVC's fixed rate debt (including capital leases) was 5.5% as of September 30, 2013.
In March 2013, QVC's notional interest rate swaps of $3.1 billion expired. These swap arrangements did not qualify as cash flow hedges under U.S. GAAP. Accordingly, changes in the fair value of the swaps were reflected in gain on financial instruments in the accompanying condensed consolidated statements of operations.
Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of shareholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three and nine month periods ended September 30, 2013 would have been impacted by approximately $1 million and $3 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The credit facility provides QVC the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of September 30, 2013, QVC had borrowings of 5.5 billion Japanese Yen, equivalent to $56 million based on an exchange rate of 98.23 Japanese Yen per U.S. Dollar, outstanding under the credit facility. As of September 30, 2013, the foreign currency exchange exposure to these borrowings approximated $1 million for every 1% change in the Japanese Yen exchange rate per U.S. Dollar.

Item 4. Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15 ("the Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
QVC, Inc.

Date: November 7, 2013	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2013	By:/s/ THADDEUS J. JASTRZEBSKI
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