Form 10-K
period 2013-12-31
QVC INC
filed 2014-03-03
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

QVC, Inc.
2013 ANNUAL REPORT ON FORM 10‑K

PART I
Item 1. Business
Overview
QVC, Inc. markets and sells a wide variety of consumer products primarily through live televised shopping programs distributed to approximately 296 million (including our joint venture in China as discussed below in further detail) worldwide households each day and via our websites and other interactive media, including QVC.com (unless otherwise indicated or required by the context, the terms "we," "our," "us," the Company," and "QVC" refer to QVC, Inc. and its consolidated subsidiaries). We believe we are the global leader in television retailing and a leading multimedia retailer, with operations based in the U.S., Japan, Germany, the U.K. and Italy. Additionally, we have a 49% interest in a retailing joint venture in China, which operates through a television shopping channel with an associated website. The joint venture is accounted for as an equity method investment. Our name, QVC, stands for "Quality, Value and Convenience," which is what we strive to deliver to our customers. Our operating strategy is to create a premier multimedia lifestyle brand and shopping destination for our customers, further penetrate our core customer base, generate new customers, enhance our programming distribution offerings and expand internationally to drive revenue and profitability. For the year ended December 31, 2013, approximately 92% of our worldwide shipped sales were from repeat and reactivated customers (i.e., customers who made a purchase from us during the prior twelve months and customers who previously made a purchase from us but not during the prior twelve months, respectively). In the same period, we attracted approximately 3.1 million new customers. Our global e-commerce operation comprised $3.2 billion, or 38%, of our consolidated net revenue for the year ended December 31, 2013.
We market our products in an engaging, entertaining format primarily through live television programs and interactive features on our websites. In the U.S., we distribute our programming live 24 hours per day, 364 days per year and present on average almost 900 products every week. Internationally, we distribute live programming 17 to 24 hours per day, depending on the market. We classify our products into six groups: electronics, home, beauty, jewelry, apparel and accessories. It is our product sourcing team's mission to research and locate compelling and differentiated products from manufacturers who have sufficient scale to meet anticipated demand. We offer many QVC-exclusive products, as well as popular brand name and lesser known products available from other retailers. Many of our products are endorsed by celebrities, designers and other well-known personalities who often join our presenters to personally promote their products and provide lead-in publicity on their own television shows. We believe that our ability to demonstrate product features and present “faces and places” differentiates and defines the QVC shopping experience. We closely monitor customer demand and our product mix to remain well-positioned and relevant in popular and growing retail segments, which we believe is a significant competitive advantage relative to competitors who operate bricks-and-mortar stores.
Since our inception, we have shipped over 1.6 billion packages in the U.S. alone. We operate nine distribution centers and eight call centers worldwide and are able to ship approximately 94% of our orders within 48 hours of order placement. In 2013, our work force of approximately 17,500 employees handled approximately 168 million customer calls, shipped approximately 169 million units globally and served approximately 11.8 million customers. We believe our long-term relationships with major U.S. television distributors, including cable operators (e.g., Comcast and Time Warner Cable), satellite television providers (e.g., DISH Network and DIRECTV) and telecommunications companies (e.g., Verizon and AT&T), provide us with broad distribution, favorable channel positioning and significant competitive advantages. We believe that our significant market share, brand awareness, outstanding customer service, repeat customer base, international reach and scalable infrastructure distinguish us from our competitors.
History
QVC was founded on June 13, 1986 by Joseph Segel. Our first U.S. live broadcast took place at 7:30 PM ET on November 24 of that year, reaching 7.6 million TV homes. Initially broadcast live from 7:30 PM ET until midnight each weekday and all day Saturdays and Sundays, the channel extended its live U.S. programming to 24 hours per day in January 1987.
In 1995, Comcast purchased a majority shareholding in QVC, taking control of the Company.  In 2003, Comcast sold its majority share to Liberty Interactive Corporation ("Liberty," formerly known as Liberty Media Corporation).
Please see "QVC-U.S." and "International operations" below for information on the development of our U.S. and international businesses.

QVC-U.S.
Our live televised shopping programs are distributed nationally, 24 hours per day, 364 days per year, to approximately 106 million television households and approximately 98% of television households subscribing to services offered by television distributors. QVC-U.S. programming is also available on QVC.com, our U.S. website and mobile applications via streaming video. QVC-U.S., including QVC.com, contributed $5.8 billion, or 67.8%, of consolidated net revenue for the year ended December 31, 2013.
In March 2013, QVC-U.S. launched over-the-air broadcasting in designated U.S. markets that can be accessed by any television household in such markets, regardless of whether it subscribes to a paid television service. This will allow QVC-U.S. to reach new customers who previously did not have access to the program through other television platforms.
In August 2013, QVC-U.S. launched an additional channel, QVC Plus, which is being distributed through cable and satellite systems. The channel generally offers the same programming as the live channel, but on a three hour pre-recorded delay, which will allow viewers to have access to a broader range of QVC programming options as well as more relevant programming for viewers in differing time zones.
We have established QVC-U.S. as the televised shopping leader after building a track record of outstanding quality and customer service, establishing favorable channel positioning and generating repeat business from our core customer base. We estimate our share of the U.S. televised shopping revenue in 2013, among QVC-U.S. and its two primary televised shopping competitors HSN and ShopHQ, to be approximately two-thirds. We believe QVC-U.S. also compares favorably in terms of sales to general, non-television based retailers due to our extensive customer reach and efficient cost structure.
QVC.com, launched in 1996, complements our televised shopping programs by allowing consumers to purchase a wide assortment of goods offered on our televised programs, as well as other products that are available only on QVC.com. We view e-commerce as a natural extension of our business, allowing us to stream live video and offer on-demand video segments of items recently presented live on our televised programs. QVC.com allows shoppers to browse, research, compare and perform targeted searches for products, control the order-entry process and conveniently access their QVC account. For the year ended December 31, 2013, approximately 69% of our new U.S. customers made their first purchase through QVC.com.
The table below illustrates QVC.com's growth since 2011:

	Years ended December 31,
(in millions)	2013	2012	2011
QVC.com net revenue	$2,501	2,239	1,993
Total U.S. net revenue	5,844	5,585	5,412
QVC.com % of total U.S. net revenue	42.8%	40.1%	36.8%
International operations
Our televised shopping programs reached approximately 120 million television households outside of the U.S., primarily in Japan, Germany, the U.K. and Italy. In addition, our joint venture in China reached approximately 70 million homes. The programming created for most of these markets is also available via streaming video on our international websites and mobile applications. Our international businesses each employ product sourcing teams who select products tailored to the interests of each local market. For the year ended December 31, 2013, our international operations generated $2.8 billion of consolidated net revenue and $489 million of Adjusted OIBDA, and our international websites generated $741 million, or 26.7%, of our total international net revenue.
QVC-Japan. We own 60% of QVC-Japan through a venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan launched in April 2001 and generated positive Adjusted OIBDA in its third year of operation. QVC-Japan broadcasts 24 hours of live programming each day and reached approximately 27 million total households. For the twelve months ended December 31, 2013, QVC-Japan produced $1,024 million in net revenue, which was 11.9% of our consolidated net revenue.

QVC-Germany. QVC-Germany went on air in December 1996 and generated positive Adjusted OIBDA in its seventh year of operation. QVC-Germany broadcasts 23 hours of live programming each day and reached approximately 41 million total households that are located in both Germany and Austria. Beyond the main channel, QVC-Germany also broadcasts pre-recorded shows on two additional channels, QVC Beauty and QVC Plus, which allows viewers to access a broader range of programming options. For the twelve months ended December 31, 2013, QVC-Germany produced $971 million in net revenue, which was 11.3% of our consolidated net revenue.
QVC-U.K. QVC-U.K. went on air in October 1993 and generated positive Adjusted OIBDA in its fifth year of operation. QVC-U.K. broadcasts 17 hours of live programming each day and reached approximately 27 million total households that are located in both the U.K. and the Republic of Ireland. Beyond the main channel, QVC-U.K. also broadcasts pre-recorded shows on three additional channels, QVC Beauty, QVC Extra and QVC Style, which allows viewers to access a broader range of programming options. For the twelve months ended December 31, 2013, QVC-U.K. produced $657 million in net revenue, which was 7.6% of our consolidated net revenue.
QVC-Italy. QVC-Italy went on air in October 2010 and is currently in its fourth year of operation. QVC's shopping program in Italy reached approximately 25 million households and is broadcast live for 17 hours each day on satellite and digital terrestrial television and an additional seven hours each day of recorded programming on satellite and seven hours each day of general interest programming on digital terrestrial television. For the twelve months ended December 31, 2013, QVC-Italy produced $127 million in net revenue, which was 1.5% of our consolidated net revenue.
China Joint Venture. On July 4, 2012, we entered into a joint venture with Beijing-based China Broadcasting Corporation, a limited liability company owned by China National Radio ("CNR"), China's government-owned radio division. The joint venture, CNR Home Shopping Co., Ltd. ("CNRS"), is owned 49% by QVC and 51% by CNR through subsidiaries of each company. CNRS operates a retailing business in China through a shopping television channel with an associated website. This joint venture is combining CNRS's existing knowledge of the digital shopping market and consumers in China with QVC's global experience and know-how in multimedia retailing. CNRS distributes live programming for 15 hours each day and recorded programming for nine hours each day. The CNRS joint venture is accounted for as an equity method investment recorded as equity in losses of investee in the consolidated statements of operations.
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
The primary material limitations associated with the use of Adjusted OIBDA as compared to GAAP results are (i) it may not be comparable to similarly titled measures used by other companies in the industry, and (ii) it excludes financial information that some may consider important in evaluating QVC's performance. QVC compensates for these limitations by providing disclosure of the difference between Adjusted OIBDA and GAAP results, including providing a reconciliation of Adjusted OIBDA to GAAP results, to enable investors to perform their own analysis of QVC's operating results. Refer to note 15 to the consolidated financial statements for a reconciliation of Adjusted OIBDA to income before income taxes.

Operating segments
We have identified five reportable operating segments, which correspond to the geographic areas in which we have operations. As such, our five reportable segments are QVC-U.S., QVC-Japan, QVC-Germany, QVC-U.K. and QVC-Italy. For financial information about our operating segments and corresponding geographic areas, please refer to note 15 of our audited consolidated financial statements, as well as to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," each of which are included elsewhere in this document.
Merchandise
We believe that our ability to combine product and programming helps us create competitive advantages over traditional bricks-and-mortar and Internet retailers. We seek to offer our customers an assortment of compelling, high-quality products. In the U.S., we present on average almost 900 products every week on our live televised programming, approximately 22% of which have not been presented previously to our television audience. We offer customers high-quality and brand name products marketed in a creative, informative, entertaining and engaging style. We provide a differentiated shopping experience by offering customers the opportunity to experience not only the product being sold, but the people and places behind that product, thereby enhancing their overall shopping experience.
Our global merchandise mix is similar to that of a high-quality department store, featuring the best in: (i) electronics, (ii) home, (iii) beauty, (iv) jewelry (v) apparel and (vi) accessories, which, in 2013, accounted for 12%, 31%, 17%, 12%, 16% and 12%, respectively, of our consolidated shipped sales. For the year ended December 31, 2012, such percentages were 13%, 30%, 16%, 13%, 16% and 12%, respectively. For the year ended December 31, 2011, such percentages were 13%, 31%, 15%, 14%, 16% and 11%, respectively. Many of our brands are exclusive, while others are created by well-known designers.
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
We purchase, or obtain on consignment, products from U.S. and foreign manufacturers and wholesalers, often on favorable terms based upon the volume of the transactions. We have attracted some of the world's most respected consumer brands as well as celebrities, entrepreneurs and designers to promote these brands. Brand leaders such as Dell, Dooney & Bourke, Judith Ripka, Panasonic and Philosophy reach a broad audience while product representatives share the stories behind these brands. We have agreements with celebrities, entrepreneurs and designers such as Isaac Mizrahi, Rachael Ray, Nicole Richie and Joan Rivers enabling us to provide entertaining and engaging programming that develops a lifestyle bond with our customers. These celebrity personalities and product representatives often provide pre-appearance publicity for their QVC products on other television shows, enhancing demand during their QVC appearances. We cross-promote between our e-commerce and mobile platform and our television programming to promote the use of each platform as a standalone entity. Our e-commerce efforts are focused on creating a community of online shoppers by translating our televised themes, personalities and shopping experience for each platform.
We do not depend on any single supplier or designer for a significant portion of our inventory purchases.

Distribution
We distribute our television programs, via satellite and optical fiber, to cable television and direct-to-home satellite system operators for retransmission to their subscribers in the U.S., Japan, Germany, the U.K. and neighboring countries. We also transmit our television programs over digital terrestrial broadcast television to viewers throughout Italy, the U.K. and to viewers in certain geographic regions in the U.S and Germany. In the U.S., we uplink our analog and digital programming transmissions using a third party service. Both transmissions are uplinked to protected, non-preemptible transponders on U.S. satellites. "Protected" status means that, in the event of a transponder failure, our signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, our transponders cannot be preempted in favor of a user of a failed transponder, even another user with "protected status." Our international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on international satellites. Our transponder service agreements for our U.S. transponders expire at the earlier of the end of the lives of the satellites or the service agreements. The service agreements in the U.S. expire in 2019 through 2020. Our transponder service agreements for our international transponders expire in 2014 through 2022.
We continually seek to expand and enhance our television and e-commerce platforms, as well as to further our international operations and multimedia capabilities. We launched QVCHD in the U.S. in April 2008, and in May 2009, we became the first U.S. multimedia retailer to offer a native HD service. QVCHD is a high-definition simulcast of our U.S. telecast utilizing the full 16x9 screen ratio, while keeping the side panel for additional information. High-definition, or HD, programming allows us to utilize a typically wider television screen with crisper and more colorful images to present a larger “storefront,” which we believe captures the attention of channel “surfers” and engages our customers. In the U.S., QVCHD reached approximately 70 million television households, as we continue to develop and launch features to further enrich the television viewing experience.
Beyond the main QVC channels, including QVCHD, the U.S., Germany and the U.K also broadcast pre-recorded shows on additional channels that offer viewers access to a broader range of QVC programming options. These channels include QVC Plus in the U.S., QVC Beauty and QVC Plus in Germany and QVC Beauty, QVC Extra and QVC Style in the U.K.
Affiliation agreements
We enter into long-term affiliation agreements with certain of our television distributors who downlink our programming and distribute the programming to their customers. Our affiliation agreements with both U.S. and international distributors have termination dates ranging from 2014 to 2022. Our ability to continue to sell products to our customers is dependent on our ability to maintain and renew these affiliation agreements in the future. Although we are typically successful in obtaining and renewing these agreements, we do not have distribution agreements with some of the distributors that carry our programming. In total, we are currently providing programming without affiliation agreements to distributors representing approximately 6% of our U.S. distribution, and short-term, rolling 90 day letters of extension, to distributors who represent approximately 22% of our U.S. distribution. Some of our international programming may continue to be carried by distributors after the expiration dates on our affiliation agreements with them have passed.
In return for carrying our signals, each programming distributor in the U.S. receives an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs and from certain Internet sales to customers located in the programming distributor's service areas. In Japan, Germany, the U.K. and Italy, programming distributors predominately receive an agreed-upon annual fee, a monthly fee per subscriber regardless of the net sales, a variable percentage of net sales or some combination of the above arrangements.
In addition to sales-based commissions or per-subscriber fees, we also make payments to distributors primarily in the U.S. for carriage and to secure positioning within a broadcast area or within the general entertainment area on the distributor's channel line-up. We believe that a portion of our sales is attributable to purchases resulting from channel "surfing" and that a channel position near broadcast networks and more popular cable networks increases the likelihood of such purchases. As technology evolves, we will continue to monitor optimal channel placement and attempt to negotiate agreements with our distributors to maximize the viewership of our television programming.

Demographics of customers
We enjoy a very loyal customer base, as demonstrated by the fact that for the twelve months ended December 31, 2013, approximately 86% of our worldwide shipped sales came from repeat customers (i.e., customers who made a purchase from us during the prior twelve months), who spent an average of $1,335 each during this period. An additional 6% of shipped sales in that period came from reactivated customers (i.e., customers who previously made a purchase from us, but not during the prior twelve months).
We believe our core customer base represents an attractive demographic target market. Based on internal customer data, approximately 51% of our 7.5 million U.S. customers for twelve months ended December 31, 2013 were women between the ages of 35 and 64.
Order taking and fulfillment
We strive to be prompt and efficient in order taking and fulfillment. We have three U.S. phone centers located in San Antonio, Texas; Port St. Lucie, Florida; and Chesapeake, Virginia that can direct calls from one call center to another as volume mandates. This ability to transfer calls reduces a caller's hold time, helping to ensure that orders will not be lost as a result of abandoned or unanswered calls. We also have one phone center in each of Japan, the U.K. and Italy and two call centers in Germany. Many markets also utilize home agents to handle calls, allowing staffing flexibility for peak hours. In addition, we utilize computerized voice response units, which handle approximately 30% of all orders taken on a worldwide basis.
In addition to taking orders from our customers through phone centers and online, we continue to expand our ordering platforms. We are expanding mobile device ordering capabilities and over the past several years have launched iPhone, iPad, Android and Blackberry applications, a WAP (wireless application protocol) mobile website and a robust SMS (short message services) program. On a global basis, customers placed approximately 12% of all orders directly through their mobile devices in 2013.
Through our nine worldwide distribution centers, we shipped approximately 94% of our orders within 48 hours of order placement in the year ended December 31, 2013. Our U.S. distribution centers are located in Suffolk, Virginia; Lancaster, Pennsylvania; West Chester, Pennsylvania; Rocky Mount, North Carolina; and Florence, South Carolina. Our U.S. distribution centers have shipped over 500,000 units in a single day. We also have distribution centers in Sakura-shi, Chiba, Japan; Hücklehoven, Germany; Knowsley, U.K. and Castel San Giovanni, Italy.
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

Competition
We operate in a rapidly evolving and highly competitive retail business environment. Based on U.S. net revenue for the twelve months ended December 31, 2013, we are the leading television retailer in the U.S. and generate substantially more net revenue than our two closest televised shopping competitors, HSN (an entity in which Liberty had a 38% ownership interest as of December 31, 2013) and ShopHQ. Our international operations face similar competition in their respective markets, such as Shop Channel in Japan, HSE 24 in Germany and Ideal World in the U.K. Additionally, we have numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, infomercial retailers, Internet retailers, and mail-order and catalog companies.
We also compete for access to customers and audience share with other providers of televised, online and hard copy entertainment and content. The price and availability of other programming and the conversion to digital programming platforms may unfavorably affect the placement of our programming in the channel line-ups of our distributors, and may affect our ability to obtain distribution agreements with small cable distributors. Competition from other programming also affects the compensation that must be paid to distributors for carriage, which continues to increase. Principal competitive factors for us include (i) value, quality and selection of merchandise; (ii) customer experience, including customer service and reliability of fulfillment and delivery services and (iii) convenience and accessibility of sales channels.
Employees
We employed approximately 17,500 full-time and part-time employees as of December 31, 2013. Employment levels fluctuate due to seasonal factors affecting our business. Additionally, we utilize independent contractors and temporary personnel to supplement our workforce, particularly on a seasonal basis. We consider our employee relations to be good.
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

•	The Environmental Protection Agency ("EPA") which requires products that make certain types of claims, such as "anti-bacterial," be registered with the EPA prior to making such claims.

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
Our business is also dependent upon our continued ability to transmit our programming to television distributors from our third party satellite uplink facilities, which transmissions are subject to FCC compliance in the U.S. and foreign regulatory requirements in our international operations.
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
In the U.S., we have registered trademarks and service marks for a variety of items including, but not limited to our brand name, "QVC" and "Quality Value Convenience," the "Q QVC Ribbon Logo" and our proprietary products sold such as "Arte D’Oro," "Cook’s Essentials," "Denim & Co.," "Diamonique," "Nature’s Code," "Northern Nights" and "Ultrafine Silver." Similarly, foreign registrations have been obtained for many trademarks and service marks for our brand name and propriety products including, but not limited to, "QVC," the "Q QVC Ribbon Logo," "Breezies," "Denim & Co.," "Diamonique" and "Northern Nights." We consider the service mark for the "QVC" name the most significant trademark or service mark held by us because of its impact on market awareness across all of our geographic markets and on customers’ identification with us. As with all U.S. trademarks or service marks, our trademark and service mark registrations in the U.S. are for a ten year period and are renewable every ten years, prior to their respective expirations, as long as the trademarks or service marks are used in the regular course of trade.

Liberty relationship and related party transactions
We are an indirect wholly owned subsidiary of Liberty, which owns interests in a broad range of digital commerce businesses. On August 9, 2012, Liberty completed the recapitalization of its common stock into shares of the corresponding series of two new tracking stocks, Liberty Interactive (Nasdaq: LINTA, LINTB) and Liberty Ventures (Nasdaq: LVNTA, LVNTB). We are now attributed to the Liberty Interactive tracking stock, which tracks the assets and liabilities of Liberty's Interactive Group (the "Interactive Group"). The Interactive Group does not represent a separate legal entity; rather, it represents those businesses, assets and liabilities that are attributed to that group. Liberty also attributes to its Interactive Group those businesses primarily focused on digital commerce and its 38% ownership interest in HSN, Inc., one of our two closest televised shopping competitors (see above section, "Competition").
In October 2013, Liberty announced that its board has authorized management to pursue a plan to recapitalize (the "Recapitalization") its Liberty Interactive Group tracking stock into two new tracking stocks, one (currently the Liberty Interactive common stock) to be renamed the QVC Group common stock and the other to be designated as the Liberty Digital Commerce common stock. In the Recapitalization, record holders of Series A and Series B Liberty Interactive common stock would receive one share of the corresponding series of Liberty Digital Commerce common stock for each 10 shares of the renamed QVC Group common stock held by them as of the effective date. Liberty intends to attribute to the Liberty Digital Commerce Group its operating subsidiaries Provide Commerce, Inc.; Backcountry.com, Inc.; Bodybuilding.com, LLC; CommerceHub; Right Start and Evite along with cash and certain liabilities. The QVC Group, which is currently known as the Liberty Interactive Group, would have attributed to it the Company and Liberty’s approximate 38% interest in HSN, along with cash and certain liabilities.
We are a "close corporation" under Delaware law and, as such, our shareholder, rather than a board of directors, manages our business. Since our shareholder is an indirect wholly owned subsidiary of Liberty, certain aspects of our management, including the approval of significant corporate transactions such as a change of control, are controlled by Liberty, rather than an independent governing body. Our Chief Executive Officer and President, Michael A. George, also became a named executive officer and director of Liberty during 2011.
Liberty's interests may not coincide with our interests or yours and Liberty may cause us to enter into transactions or agreements with related parties or approve corporate actions that could involve conflicts of interest. For example, Liberty's dependence on our cash flow for servicing its debt and for other purposes is likely to result in our payment of large dividends to Liberty, which may increase our leverage and decrease our liquidity. We paid $1.0 billion of dividends to Liberty during 2013, $1.8 billion of dividends to Liberty during 2012 and $205 million of dividends to Liberty during 2011. See also Item 1A. "Risk Factors."
* * * * *
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth and subscriber trends; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	customer demand for our products and services and our ability to adapt to changes in demand;

•	competitor responses to our products and services;

•	increased digital TV penetration and the impact on channel positioning of our programs;

•	the levels of online traffic on our websites and our ability to convert visitors into consumers or contributors;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	our future financial performance, including availability, terms and deployment of capital;

•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings;

•	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;

•	general economic and business conditions and industry trends;

•	consumer spending levels, including the availability and amount of individual consumer debt;

•	advertising spending levels;

•	changes in distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and IP television;

•	rapid technological changes;

•	failure to protect the security of personal information about our customers, subjecting us to potentially costly government enforcement actions or private litigation and reputational damage;

•	the regulatory and competitive environment of the industries in which we operate;

•	threatened terrorist attacks, political unrest in international markets and ongoing military action around the world;

•	fluctuation in foreign currency exchange rates; and

•	Liberty's dependence on our cash flow for servicing its debt and for other purposes.
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

Item 1A. Risk Factors
Weak economic conditions worldwide may reduce consumer demand for our products and services
The prolonged economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. Global financial markets continue to experience disruptions, including increased volatility and diminished liquidity and credit availability. The world has experienced a global macroeconomic downturn, and if economic and financial market conditions in the U.S. or other key markets, including Japan and Europe, remain uncertain, persist, or deteriorate further, our customers may respond by suspending, delaying, or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. Such weak economic conditions may also inhibit our expansion into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects.
The retail business environment is subject to intense competition, and we may not be able to effectively compete for customers
We operate in a rapidly evolving and highly competitive retail business environment. Although we are the U.S.'s largest television shopping retailer, we have numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, other televised shopping retailers such as HSN and ShopHQ in the U.S., Shop Channel in Japan, HSE 24 in Germany and Ideal World in the U.K., infomercial retailers, Internet retailers, and mail-order and catalog companies. Many of our current and potential competitors have greater resources, longer histories, more customers and greater brand recognition than we do. They may secure better terms from vendors, adopt more aggressive pricing, offer free or subsidized shipping and devote more resources to technology, fulfillment and marketing. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.
We also compete for access to customers and audience share with other providers of televised, online and hard copy entertainment and content. Our inability to compete effectively with regard to the assortment, product price, shipping terms, shipping pricing or free shipping and quality of the merchandise we offer for sale or to keep pace with competitors in our marketing, service, location, reputation, credit availability and technologies, could have a material adverse effect.
Our net revenue and operating results depend on our ability to predict or respond to consumer preferences
Our net revenue and operating results depend, in part, on our ability to predict or respond to changes in consumer preferences and fashion trends in a timely manner. We develop new retail concepts and continuously adjust our product mix in an effort to satisfy customer demands. Consumer preferences may be affected by many factors outside of our control, including responses of competitors and general economic conditions. Any sustained failure by us to identify and respond to emerging trends in lifestyle and consumer preferences could have a material adverse effect.
Our long-term success depends in large part on our continued ability to attract new customers and retain existing customers and we may not be able to do that in a cost-effective manner
In an effort to attract and retain customers, we engage in various merchandising and marketing initiatives, which involve the expenditure of money and resources, particularly in the case of the production and distribution of our television programming and, to a lesser but increasing extent, online advertising. We have spent, and expect to continue to spend, increasing amounts of money on, and devote greater resources to, certain of these initiatives, particularly in our continuing efforts to increasingly engage customers through online and mobile channels and to personalizing our customers' shopping experience. These initiatives, however, may not resonate with existing customers or consumers generally or may not be cost-effective. In addition, costs associated with the production and distribution of our television programming and costs associated with online marketing, including search engine marketing (primarily the purchase of relevant keywords) have increased and are likely to continue to increase in the foreseeable future and, if significant, could have a material adverse effect to the extent that they do not result in corresponding increases in net revenue.

We depend on the television distributors that carry our programming, and no assurance can be given that we will be able to maintain and renew our affiliation agreements on favorable terms or at all
We currently distribute our programming through affiliation or transmission agreements with many television providers, including, but not limited to, Comcast, DIRECTV, DISH Network and Time Warner Cable in the U.S., JCN, Jupiter Telecommunications, Ltd., Sky Perfect and World Hi-Vision Channel, Inc. in Japan, Kabel Deutschland Vertrieb und Service GmbH, Media Broadcast GmbH, SES ASTRA, SES Platform Services GmbH, Telekom Deutschland GmbH and Unitymedia Kabel BW GmbH in Germany, A1 Telekom Austria AG and UPC Telekabel Wien GmbH and in Austria, Arqiva, British Sky Broadcasting, Freesat, SDN and Virgin Media in the U.K. and Mediaset and Sky Italia in Italy. Our affiliation agreements with distributors are scheduled to expire between 2014 and 2022.
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
The renewal negotiation process for affiliation agreements is typically lengthy. In some cases, renewals are not agreed upon prior to the expiration of a given agreement while the programming continues to be carried by the relevant distributor without an effective agreement in place. We do not have distribution agreements with some of the cable operators that carry our programming. In total, we are currently providing programming without affiliation agreements to distributors representing 6% of our U.S. distribution, and short-term, rolling 90 day letters of extension, to distributors who represent approximately 22% of our U.S. distribution. Some of our international programming may continue to be carried by distributors after the expiration dates on our affiliation agreements with them have passed.
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

•
a less favorable channel position for our programming, such as placement adjacent to programming that does not complement our programming, a position next to our televised home shopping competitors or isolation in a "shopping" tier;

•	more competitors entering the marketplace; or

•
more programming options being available to the viewing public in the form of new television networks and time-shifted viewing (e.g., personal video recorders, video-on-demand, interactive television and streaming video over Internet connections).

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
Any continued or permanent inability to transmit our programming via satellite would result in lost revenue and could result in lost customers
Our success is dependent upon our continued ability to transmit our programming to television providers from our satellite uplink facilities, which transmissions are subject to the FCC compliance in the U.S. and foreign regulatory requirements in our international operations. In most cases, we have entered into long-term satellite transponder leases to provide for continued carriage of our programming on replacement transponders and/or replacement satellites, as applicable, in the event of a failure of either the transponders and/or satellites currently carrying our programming. However, we do have a transponder service agreement in the U.K. that will expire in 2014. Although we believe we take reasonable and customary measures to ensure continued satellite transmission capability and we believe that this international transponder service agreement can be renewed (or replaced, if necessary) in the ordinary course of business, termination or interruption of satellite transmissions may occur, particularly if we are not able to successfully negotiate renewals or replacements of any of our expiring transponder service agreements in the future. Although we consider the transponder service agreement that is expiring in 2014 to be in the ordinary course, the failure to successfully renew or negotiate a new transmission agreement that results in an inability to transmit our programming would result in lost revenue and could result in lost customers.
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
System interruption and the lack of integration and redundancy in these systems and infrastructures may adversely affect our ability to transmit our television programs, operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations
Our success depends, in part, on our ability to maintain the integrity of our transmissions, systems and infrastructures, including the transmission of our television programs, as well as our websites, information and related systems, call centers and fulfillment facilities. We may experience occasional system interruptions that make some or all transmissions, systems or data unavailable or prevent us from transmitting our signal or efficiently providing services or fulfilling orders. We are in the process of implementing new technology systems and upgrading others. Our failure to properly implement new systems or delays in implementing new systems could impair our ability to provide services, fulfill orders and/or process transactions. We also rely on affiliate and third‑party computer systems, broadband, transmission and other communications systems and service providers in connection with the transmission of our signals, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in our signal transmissions, systems and infrastructures, our business, our affiliates and/or third parties, or deterioration in the performance of these transmissions, systems and infrastructures, could impair our ability to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt television transmissions, computer, broadband or other communications systems and infrastructures at any time.

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
Failure to comply with existing laws, rules and regulations, or to obtain and maintain required licenses and rights, could subject us to additional liabilities
We market and provide a broad range of merchandise through television shopping programs and our websites. As a result, we are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions, including foreign jurisdictions, which are subject to change at any time, including laws regarding consumer protection, privacy, the regulation of retailers generally, the license requirements for television retailers in foreign jurisdictions, the importation, sale and promotion of merchandise and the operation of retail stores and warehouse facilities, as well as laws and regulations applicable to the Internet and businesses engaged in online commerce, such as those regulating the sending of unsolicited, commercial electronic mail. Our failure to comply with these laws and regulations could result in a revocation of required licenses, fines and/or proceedings against us by governmental agencies and/or consumers, which could adversely affect our business, financial condition and results of operations. Moreover, unfavorable changes in the laws, rules and regulations applicable to us could decrease demand for merchandise offered by us, increase costs and/or subject us to additional liabilities. Similarly, new disclosure and reporting requirements, established under existing or new state or federal laws, such as regulatory rules regarding requirements to disclose efforts to identify the origin and existence of certain "conflict minerals" or abusive labor practices in portions of our supply chain, could increase the cost of doing business, adversely affecting our results of operations. Finally, certain of these regulations impact the marketing efforts of our brands and business.

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

•	fluctuations in currency exchange rates;

•	longer payment cycles for sales in foreign countries that may increase the uncertainty associated with recoverable accounts;

•	recessionary conditions and economic instability affecting overseas markets;

•	our ability to repatriate funds held by our foreign subsidiaries to the U.S. at favorable tax rates;

•	potentially adverse tax consequences;

•	export and import restrictions, tariffs and other trade barriers;

•	increases in taxes and governmental royalties and fees;

•	changes in foreign and U.S. laws, regulations and policies that govern operations of foreign‑based companies;

•	changes to general consumer protection laws and regulations;

•	difficulties in staffing and managing international operations; and

•	political unrest that may result in disruptions of services that are critical to our international businesses.
Additionally, in many foreign countries, particularly in certain developing economies, it is not uncommon to encounter business practices that are prohibited by regulations applicable to us, such as the Foreign Corrupt Practices Act and similar laws. Although we have undertaken compliance efforts with respect to these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies and procedures. Any such violation, even if prohibited by our policies and procedures or the law, could have a material adverse effect. Any failure by us to effectively manage the challenges associated with the international operation of our business could have a material adverse effect.
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

We face significant inventory risk
We are exposed to significant inventory risks that may adversely affect our operating results as a result of seasonality, new product launches, rapid changes in product cycles and pricing, defective merchandise, changes in consumer demand, consumer spending patterns, changes in consumer tastes with respect to our products and other factors. We endeavor to accurately predict these trends and avoid overstocking or understocking products we sell. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. In addition, when we begin selling a new product, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-time and prepayment and they may not be returnable. We carry a broad selection and significant inventory levels of certain products, and we may be unable to sell products in sufficient quantities or during the relevant selling seasons. Any one of the inventory risk factors set forth above may adversely affect our operating results.
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
Failure to effectively manage our Easy-Pay and revolving credit card programs could result in less income
We offer Easy-Pay in the U.S. and U.K. (known as Q Pay in Germany), a payment plan that when offered by QVC, allows customers to pay for certain merchandise in two or more monthly installments. We cannot predict whether customers will pay all of their Easy-Pay installments.
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
The interests of our shareholder may not coincide with your interests and our shareholder may make decisions with which you may disagree
Our shareholder is an indirect wholly owned subsidiary of Liberty. As a “close corporation” under Delaware law, our shareholder, rather than a board of directors, manages our business. As a result, Liberty controls certain aspects of our management, including the approval of significant corporate transactions such as a change of control. The interests of Liberty may not coincide with our interests or your interests. For example, Liberty's dependence on our cash flow for servicing Liberty's debt and for other purposes, including payments of dividends on Liberty's capital stock, stock repurchases or to fund acquisitions or other operational requirements of Liberty and its subsidiaries is likely to result in our payment of large dividends to Liberty when permitted by law or the terms of our senior secured credit facility and the indentures governing our outstanding senior secured notes, which may deplete our retained earnings or require us to borrow under our senior secured credit facility, increasing our leverage and decreasing our liquidity. We have made significant distributions to Liberty in the past. See Item 1. "Liberty relationship and related party transactions."
We have a substantial amount of indebtedness, which could adversely affect our financial position and prevent us from fulfilling our debt obligations
We have a substantial amount of indebtedness. As of December 31, 2013, we had total debt of approximately $3.8 billion, consisting of $2.8 billion in senior secured notes, $0.9 billion under our senior secured credit facility and $80 million of capital lease obligations. We also had an additional $1.1 billion available for borrowing under our senior secured credit facility as of that date. We may incur significant additional indebtedness in the future.
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
Our ability to pay dividends or make other restricted payments to Liberty is subject to limited restrictions
There are no restrictions under the indentures for the exchange notes on QVC's ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes and QVC's consolidated leverage ratio would be no greater than 3.50 to 1.0 (under QVC's senior secured credit facility, this ratio is 3.25 to 1.0). As a result, Liberty will, in many instances, be permitted to rely on QVC's cash flow for servicing Liberty's debt and for other purposes, including payments of dividends on Liberty's capital stock, if declared, or to fund acquisitions or other operational requirements of Liberty and its subsidiaries. These events may deplete QVC's retained earnings or require QVC to borrow under the senior secured credit facility, increasing QVC's leverage and decreasing liquidity. QVC has made significant distributions to Liberty in the past. See Item 1. "Liberty relationship and related party transactions."
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own our corporate headquarters and operations center in West Chester, Pennsylvania, which consists of office space and includes executive offices, television studios, showrooms, broadcast facilities and administrative offices for QVC. We also own call centers in San Antonio, Texas; Port St. Lucie, Florida; Chesapeake, Virginia; Bochum and Kassel, Germany, as well as a call center and warehouse in Knowsley, U.K. We own distribution centers in Lancaster, Pennsylvania and West Chester, Pennsylvania; Suffolk, Virginia; Rocky Mount, North Carolina; Florence, South Carolina; Sakura-shi, Chiba, Japan and Hücklehoven, Germany. To supplement the facilities we own, we also lease various facilities in the U.S., Japan, Germany, the U.K. and Italy for retail outlet stores, office space, warehouse space, call center locations and a distribution center. In 2013, QVC-Japan transitioned to its new headquarters in Japan that includes television studios, broadcast facilities, administrative offices and a call center. The total project cost was approximately $220 million. QVC-Germany owns its headquarters in Germany that includes television studios,broadcast facilities and administrative offices. In 2012, QVC-U.K. transitioned to its new leased headquarters in the U.K. that includes television studios, broadcast facilities and administrative offices. QVC-U.K. made certain improvements to its new leased facility costing approximately $50 million. In 2014, QVC-Italy will take ownership of its current leased headquarters in Italy that includes television studios, broadcast facilities, administrative offices and a call center for approximately $22 million, of which $14 million was deposited in 2013.
We believe that the duration of each lease is adequate and we do not anticipate any future problems renewing or obtaining suitable leases for our principal properties. We believe that our principal properties, whether owned or leased, are currently adequate for the purposes for which they are used and are suitably maintained for these purposes. From time to time, we consider various alternatives related to our long-term facilities needs. While our management believes existing facilities are adequate to meet our short term needs, it may become necessary to lease or acquire additional or alternative space to accommodate future growth.
Item 3. Legal Proceedings
We are not a party to or subject to any material pending legal proceedings. We are parties to various claims and pending litigation as part of the normal course of business. In the opinion of management, the nature and disposition of these matters are considered routine and arising in the ordinary course of business.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
There is no established trading market for our equity securities. There is one holder of record of our equity, Liberty QVC Holdings, LLC, an indirect wholly-owned subsidiary of Liberty Interactive Corporation ("Liberty").
See also Item 1. "Business," section, "Liberty relationship and related party transactions" related to our dividends to Liberty and note eight to our consolidated financial statements for our debt issuance descriptions.
Item 6. Selected Financial Data
Omitted under the reduced disclosure format permitted by General Instruction I(2)(a) of Form 10-K.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto.
Overview
QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise‑focused televised shopping programs, the Internet and mobile applications. In the U.S., QVC's live programming is distributed via its nationally televised shopping program 24 hours per day, 364 days per year ("QVC-U.S."). Internationally, QVC's program services are based in Japan ("QVC-Japan"), Germany ("QVC-Germany"), the U.K. ("QVC-U.K.") and Italy ("QVC-Italy"). QVC-Japan distributes live programming 24 hours per day, QVC-Germany distributes its program 24 hours per day with 23 hours of live programming and QVC-U.K. distributes its program 24 hours per day with 17 hours of live programming. QVC-Italy distributes programming live for 17 hours per day on satellite and digital terrestrial television and an additional seven hours per day of recorded programming on satellite and seven hours per day of general interest programming on digital terrestrial television.
On July 4, 2012, QVC entered into a joint venture with China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR''), for a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS distributes live programming for 15 hours per day and recorded programming for nine hours per day. The CNRS joint venture is accounted for as an equity method investment recorded as equity in losses of investee in the consolidated statements of operations.
The Company has a venture with Mitsui & Co. LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests.
We are an indirect wholly owned subsidiary of Liberty (Nasdaq: LINTA, LINTB, LVNTA and LVNTB), which owns interests in a broad range of digital commerce businesses. We are attributed to the Liberty Interactive tracking stock, which tracks the assets and liabilities of Liberty's Interactive Group (the "Interactive Group"). The Interactive Group does not represent a separate legal entity; rather, it represents those businesses, assets and liabilities that are attributed to that group. Liberty also attributes to its Interactive Group those businesses primarily focused on digital commerce and its 38% ownership interest in HSN, Inc. ("HSN"), one of our two closest televised shopping competitors.
In October 2013, Liberty announced that its board has authorized management to pursue a plan to recapitalize (the "Recapitalization") its Liberty Interactive Group tracking stock into two new tracking stocks, one (currently the Liberty Interactive common stock) to be renamed the QVC Group common stock and the other to be designated as the Liberty Digital Commerce common stock. In the Recapitalization, record holders of Series A and Series B Liberty Interactive common stock would receive one share of the corresponding series of Liberty Digital Commerce common stock for each 10 shares of the renamed QVC Group common stock held by them as of the effective date. Liberty intends to attribute to the Liberty Digital

Commerce Group its operating subsidiaries Provide Commerce, Inc.; Backcountry.com, Inc.; Bodybuilding.com, LLC; CommerceHub; Right Start and Evite along with cash and certain liabilities. The QVC Group, which is currently known as the Liberty Interactive Group, would have attributed to it the Company and Liberty’s approximate 38% interest in HSN, along with cash and certain liabilities.
Strategies and challenges of business units
QVC's goal is to become the preeminent global multimedia shopping community for people who love to shop, and to offer a shopping experience that is as much about entertainment and enrichment as it is about buying. QVC's objective is to provide an integrated shopping experience that utilizes all forms of media including television, the Internet and mobile devices. In 2014, QVC intends to employ several strategies to achieve these goals and objectives. Among these strategies are to (i) extend the breadth, relevance and exposure of the QVC brand; (ii) source products that represent unique quality and value; (iii) create engaging presentation content in televised programming, mobile and online; (iv) leverage customer loyalty and continue multi-platform expansion; and (v) create a compelling and differentiated customer experience. In addition, QVC expects to expand globally by leveraging its existing systems, infrastructure and skills in other countries around the world.
QVC's future net revenue growth will primarily depend on international expansion, sales growth from e-commerce and mobile platforms, additions of new customers from households already receiving QVC's television programming and increased spending from existing customers. QVC's future net revenue may also be affected by (i) the willingness of cable television and direct-to-home satellite system operators to continue carrying QVC's programming service; (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult due to governmental action or from distributors converting analog customers to digital; (iii) changes in television viewing habits because of personal video recorders, video-on-demand and Internet video services; and (iv) general economic conditions.
In March 2013, QVC-U.S. launched over-the-air broadcasting in designated U.S. markets that can be accessed by any television household in such markets, regardless of whether it subscribes to a paid television service. This will allow QVC-U.S. to reach new customers who previously did not have access to the program through other television platforms.
In August 2013, QVC-U.S. launched an additional channel, QVC Plus, which is being distributed through cable and satellite systems. The channel generally offers the same programming as the live channel, but on a three hour pre-recorded delay, which will allow viewers to have access to a broader range of QVC programming options as well as more relevant programming for viewers in differing time zones.
Internationally, beyond the main QVC channels, QVC-Germany and QVC-U.K also broadcast pre-recorded shows on additional channels that offer viewers access to a broader range of QVC programming options. These channels include QVC Beauty and QVC Plus in Germany and QVC Beauty, QVC Extra and QVC Style in the U.K.
The prolonged economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. Global financial markets continue to experience disruptions, including increased volatility and diminished liquidity and credit availability. The world has experienced a global macroeconomic downturn, and if economic and financial market conditions in the U.S. or other key markets, including Japan and Europe, remain uncertain, persist, or deteriorate further, our customers may respond by suspending, delaying, or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. Such weak economic conditions may also inhibit our expansion into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects.

Results of Operations
QVC's operating results were as follows:

	Years ended December 31,
(in millions)	2013	2012	2011
Net revenue	$8,623	8,516	8,268
Costs of goods sold	5,465	5,419	5,278
Gross profit	3,158	3,097	2,990
Operating expenses:
Operating	740	715	744
SG&A expenses (excluding stock‑based compensation)	577	554	513
Adjusted OIBDA	1,841	1,828	1,733
Stock-based compensation	38	34	22
Depreciation	127	126	135
Amortization of intangible assets	431	400	439
Operating income	1,245	1,268	1,137
Other (expense) income:
Equity in losses of investee	(4)	(4)	(2)
Gains on financial instruments	15	48	50
Interest expense, net	(214)	(233)	(229)
Foreign currency gain (loss)	1	2	(2)
Loss on extinguishment of debt	(57)	—	—
	(259)	(187)	(183)
Income before income taxes	986	1,081	954
Income tax expense	(353)	(394)	(342)
Net income	633	687	612
Less net income attributable to the noncontrolling interest	(45)	(63)	(52)
Net income attributable to QVC, Inc. shareholder	$588	624	560
Net revenue
Net revenue was generated in the following geographical areas:

	Years ended December 31,
(in millions)	2013	2012	2011
QVC-U.S.	$5,844	5,585	5,412
QVC-Japan	1,024	1,247	1,127
QVC-Germany	971	956	1,068
QVC-U.K.	657	641	626
QVC-Italy	127	87	35
Consolidated QVC	$8,623	8,516	8,268

QVC's consolidated net revenue increased 1.3% and 3.0% for the years ended December 31, 2013 and 2012, respectively, as compared to the corresponding prior years. The 2013 increase of $107 million in net revenue was primarily comprised of $257 million due to a 2.7% increase in the average selling price per unit (“ASP”) and $155 million due to a 1.6% increase in units sold. These amounts were partially offset by a net $200 million of unfavorable foreign currency rate adjustments primarily in Japan. Additionally, net revenue was negatively impacted by $102 million due to an increase in estimated product returns, primarily in the U.S., Japan and Germany. The increase in returns in the U.S. was primarily due to sales volume and the increases in Japan and Germany were primarily due to higher returns in the apparel and jewelry categories and a greater mix of apparel products that return at higher rates than other categories. Overall returns as a percent of gross product revenue increased to 19.8% from 19.4% in 2012.
The 2012 increase in net revenue was primarily comprised of $205 million due to a 2.2% increase in ASP, $154 million due to a 1.7% increase in units sold and a $59 million increase in shipping and handling and other miscellaneous revenue. These amounts were partially offset by $92 million of unfavorable foreign currency rate adjustments in all markets and $78 million due to an increase in estimated product returns as a result of the sales increase. Overall returns as a percent of gross product revenue remained flat at 19.4% compared to 2011.
During the years ended December 31, 2013 and 2012, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
The percentage increase (decrease) in net revenue for each of QVC's geographic areas in U.S. Dollars and in local currency was as follows:

	Year ended December 31, 2013		Year ended December 31, 2012
	U.S. Dollars	Local currency	U.S. Dollars	Local currency
QVC-U.S.	4.6%	4.6%	3.2%	3.2%
QVC-Japan	(17.9)%	0.3%	10.6%	11.2%
QVC-Germany	1.6%	(1.7)%	(10.5)%	(3.5)%
QVC-U.K.	2.5%	3.7%	2.4%	3.3%
QVC-Italy	46.0%	41.5%	148.6%	168.3%
In 2013, QVC-U.S. net revenue growth was primarily due to a 4.6% increase in ASP as a result of higher rates in the beauty and accessories categories as well as a greater mix of accessories. QVC-U.S. experienced shipped sales growth in all categories except jewelry. QVC-Japan's shipped sales in local currency improved primarily in the apparel, home and electronics categories, offset by declines in accessories and jewelry and an increase in estimated product returns as discussed in the above paragraph. QVC-Germany's shipped sales in local currency increased primarily in the apparel and accessories categories, but this growth was more than offset by declines in jewelry and electronics and an increase in estimated product returns as discussed in the above paragraph. QVC-U.K.'s shipped sales growth in local currency was primarily the result of increased sales in the home and beauty categories, partially offset by declines in jewelry. QVC-Italy's sales consisted primarily of home, beauty and apparel products.
In 2012, QVC-U.S. net revenue growth was primarily due to a 3.2% increase in ASP and an increase in shipping and handling revenue, partially offset by an increase in returns associated with the sales increase and change in product mix. QVC-U.S.' shipped sales increased mainly due to growth in the home, beauty and apparel categories that were partially offset by a decline in electronics and jewelry. Additionally, QVC-U.S. revenue growth in the fourth quarter of 2012 was adversely impacted by the effects of Hurricane Sandy. The hurricane did not impact QVC's operations in West Chester, Pennsylvania. QVC-Japan primarily experienced shipped sales growth in local currency in the home, apparel and accessories categories, with the growth for the year also reflective of the earthquake and related events experienced in March 2011. QVC-Germany primarily experienced shipped sales declines in local currency in the health and fitness, apparel and accessories categories, partially offset by an increase in sales of beauty products. QVC-U.K.'s shipped sales growth in local currency was primarily due to the beauty category. QVC-Italy's sales consisted primarily of home, beauty and apparel products.

Gross profit
QVC's gross profit percentage was 36.6%, 36.4% and 36.2% for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in gross profit percentage in 2013 was primarily due to improved product margins in the U.S. and the U.K. The increase in gross profit percentage in 2012 was primarily due to a favorable net shipping and handling position including warehouse productivity in the U.S.; improved leverage of warehouse costs in Japan and warehouse productivity, including the positive impact of lower return processing in Germany.
Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expenses and production costs. Operating expenses increased $25 million or 3.5% and decreased $29 million or 3.9% for the years ended December 31, 2013 and 2012, respectively.
The increase in 2013 was primarily due to a $29 million increase in credit card processing fees and a $17 million increase in commissions expense, offset by a $22 million effect of exchange rates. In regards to the increase in credit card processing fees, as discussed in more detail in the subsequent paragraph, QVC-U.S. reached a favorable legal settlement in the prior year, which offset the related expenses. Credit card processing fees also increased in 2013 due to the U.S. sales increase and lower usage of the QVC branded credit card ("Q Card") combined with a higher mix of purchases from customers using credit cards with higher rates charged to merchants. The increase in commissions expense was primarily due to the sales increase in the U.S. and additional programming distribution expenses in Japan.
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
Selling, general and administrative expenses (excluding stock-based compensation)
QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses increased $23 million, and as a percent of net revenue, from 6.5% to 6.7% for the year ended December 31, 2013 and increased $41 million, and as a percent of net revenue, from 6.2% to 6.5% for the year ended December 31, 2012 as a result of a variety of factors.
The increase in 2013 was primarily related to a $35 million increase in personnel expense, a $7 million increase in information technology expense, a $5 million increase in the provision for doubtful accounts and a $2 million decrease in credit card income, offset by a $13 million effect of exchange rates, a $12 million decrease in sales and franchise taxes and a $3 million decrease in rent expense. The increase in personnel expense was primarily due to merit, benefits and bonus increases in the U.S. and the U.K. as well as severance costs in Germany and the U.K. The increase in information technology expense was primarily due to additional cloud-based software solutions in the U.S. and solutions to enhance customer service and productivity in Germany. The increase in the provision for doubtful accounts was primarily due to the increased use of the Easy-Pay installment program in the U.S. The QVC Easy-Pay Plan (known as Q Pay in Germany) permits customers to pay for items in two or more installments. When the QVC Easy-Pay Plan is offered by QVC and elected by the customer, the first installment is typically billed to the customer's credit card upon shipment. Generally, the customer's credit card is subsequently billed up to five additional monthly installments until the total purchase price of the products has been billed by QVC. The decrease in credit card income was primarily due to the overall economics, including usage, of the Q Card portfolio in the U.S. The decrease in sales and franchise taxes was primarily due to a revision in settlement estimates and credits in the U.S. The decrease in rent expense was primarily due to duplicate running costs including a lease cancellation accrual in the U.K. in the prior year associated with the move to its new headquarters, partially offset by higher rent expense on its new facility in the current year.

The increase in 2012 was primarily related to a $31 million increase in personnel expenses, a $9 million increase in marketing expense, an $8 million increase in the provision for doubtful accounts and a $6 million increase in rent expense. These increases were partially offset by a $9 million effect of exchange rates and a $7 million increase in credit card income. The increase in personnel expense was primarily due to merit, benefits and bonus increases in the U.S. and Japan. The increase in marketing expense was primarily due to QVC-U.S. Internet and social media campaigns and a renewal of marketing efforts at QVC-Japan as a result of the earthquake and related events experienced in 2011. The increase in the provision for doubtful accounts was primarily due to the increased use of the Easy-Pay Plan in the U.S. The increase in rent expense was primarily due to duplicate running costs at QVC-U.K. associated with the transition to its new headquarters including a lease cancellation accrual. The increase in credit card income was primarily due to a higher average portfolio balance in the U.S.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC recorded $38 million, $34 million and $22 million of stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in stock-based compensation expense in 2013 was primarily the result of a greater number of shares being expensed on a higher measurement basis and the result of a one-time option exchange transaction (the "Option Exchange") for certain officers in December 2012. The increase in stock compensation expense during 2012 was primarily the result of the Option Exchange. Refer to note 10 in the financial statements for further information on the Option Exchange.
Depreciation and amortization
Depreciation and amortization consisted of the following:

	Years Ended December 31,
(in millions)	2013	2012	2011
Affiliate agreements	$150	151	152
Customer relationships	172	172	173
Acquisition related amortization	322	323	325
Property, plant and equipment	127	126	135
Software amortization	78	62	95
Channel placement amortization and related expenses	31	15	19
Total depreciation and amortization	$558	526	574
The increase in software amortization in 2013 was primarily due to solutions to enhance customer service and productivity in the U.S and Germany. The increase in channel placement amortization and related expenses in 2013 was primarily due to new and amended long-term cable and satellite television distribution agreements in the U.S.
During the fourth quarter of 2011, QVC determined that certain capitalized customer relationship management ("CRM") software did not meet service-level expectations and desired functionality. As a result, QVC recorded an impairment of certain CRM assets in the amount of $47 million included in depreciation and amortization in the consolidated statement of operations within the QVC-U.S. operating segment.
Equity in losses of investee
The losses were primarily associated with our joint venture in China that is accounted for as an equity method investment.

Gains on financial instruments
In 2009 and 2011, QVC entered into several interest rate swap arrangements to mitigate the interest rate risk associated with interest payments related to its variable rate debt. QVC assessed the effectiveness of its interest rate swaps using the hypothetical derivative method. During 2013, 2012 and 2011, QVC's elected interest terms did not effectively match the terms of the swap arrangements. As a result, the swaps did not qualify as cash flow hedges. Changes in fair value of these interest rate swaps were included in gains on financial instruments in the consolidated statements of operations. In March 2013, QVC's notional interest rate swaps of $3.1 billion expired.
This financial statement line item also included a gain in 2013 that resulted from the reversal of a liability for contingent consideration associated with a previous acquisition.
Interest expense, net
For the years ended December 31, 2013 and 2012, consolidated net interest expense decreased 8.2% and increased 1.7%, respectively, as compared to the corresponding periods in the prior year. The decrease in 2013 was primarily due to lower average interest rates on borrowings due to our 2013 refinancing activities as discussed below in further detail. Net interest expense remained relatively consistent in 2012 compared to the prior year.
Foreign currency gain (loss)
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded on the statements of operations. The change in foreign currency gain (loss) was primarily due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.
Loss on extinguishment of debt
During the first half of 2013, QVC redeemed $500 million of its 7.125% Senior Secured Notes due 2017 and $231 million of its 7.5% Senior Secured Notes due 2019. The loss was primarily due to premiums paid for the tenders and calls of these notes. Refer to note eight to the consolidated financial statements and the below section, "Financial Position, Liquidity and Capital Resources," for further details.
Income taxes
Our effective tax rate was 35.8%, 36.4% and 35.8% for the years ended December 31, 2013, 2012 and 2011, respectively. For all three years, these rates differ from the U.S. federal income tax rate of 35% primarily due to state tax expense. In addition, the 2013 and 2011 rates differ due to the effect of tax rate changes on deferred taxes and the 2012 rate differs due to the revision of expected settlement estimates.
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

The primary material limitations associated with the use of Adjusted OIBDA as compared to GAAP results are (i) it may not be comparable to similarly titled measures used by other companies in the industry, and (ii) it excludes financial information that some may consider important in evaluating QVC's performance. QVC compensates for these limitations by providing disclosure of the difference between Adjusted OIBDA and GAAP results, including providing a reconciliation of Adjusted OIBDA to GAAP results, to enable investors to perform their own analysis of QVC's operating results. Refer to note 15 to the consolidated financial statements for a reconciliation of Adjusted OIBDA to income before income taxes.
Seasonality
QVC's business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, QVC has earned, on average, between 22% and 23% of its revenue in each of the first three quarters of the year and 32% of its revenue in the fourth quarter of the year.
Financial Position, Liquidity and Capital Resources
General
Historically, QVC's primary sources of cash have been cash provided by operating activities and borrowings. In general, QVC uses this cash to fund its operations, make capital purchases, make payments to Liberty, make interest payments and minimize QVC's outstanding senior secured credit facility balance.
As of December 31, 2013, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
2013 Tender Offers
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
Senior Secured Notes due 2019
On September 25, 2009, QVC issued $1 billion principal amount of 7.5% Senior Secured Notes due 2019 at an issue price of 98.278%. On March 18, 2013, $231 million of the 7.5% Senior Secured Notes due 2019 were tendered pursuant to the Offers, whereby holders of the 7.5% Senior Secured Notes due 2019 received consideration of $1,120 for each $1,000 principal amount of tendered 7.5% Senior Secured Notes due 2019. The senior secured notes have equal priority to the senior secured credit facility. The notes are secured by the stock of QVC and certain of its subsidiaries. Interest is payable semi-annually.
Senior Secured Notes due 2020
On March 23, 2010, QVC issued $500 million principal amount of 7.375% Senior Secured Notes due 2020 at par. The senior secured notes have equal priority to the senior secured credit facility. The notes are secured by the stock of QVC and certain of its subsidiaries. Interest is payable semi-annually.

Senior Secured Notes due 2022
On July 2, 2012, QVC issued $500 million principal amount of 5.125% Senior Secured Notes due 2022 at par. The senior secured notes have equal priority to the senior secured credit facility. The notes are secured by the stock of QVC and certain of its subsidiaries. Interest is payable semi-annually.
Senior Secured Notes due 2023 and 2043
On March 18, 2013, QVC issued $750 million principal amount of 4.375% Senior Secured Notes due 2023 at an issue price of 99.968% and issued $300 million principal amount of 5.95% Senior Secured Notes due 2043 at an issue price of 99.973%. These notes are secured by the stock of QVC and have equal priority to the senior secured credit facility and QVC's other notes. Interest is payable semi-annually.
The net proceeds from the issuance of these instruments were used to reduce the outstanding principal under QVC's existing 7.125% Senior Secured Notes due 2017, the 7.5% Senior Secured Notes due 2019 and the senior secured credit facility, as well as for general corporate purposes.
Senior Secured Credit Facility
On March 1, 2013, we amended and restated our senior secured credit facility, which provides for a $2.0 billion revolving credit facility with a $250 million sub-limit for standby letters of credit and $1.0 billion of uncommitted incremental revolving loan commitments or incremental term loans. QVC may elect that the loans extended under the senior secured credit facility bear interest at a rate per annum equal to the ABR Rate or LIBOR, as each is defined in the senior secured credit facility agreement, plus a margin of 0.25% to 2.00% depending on various factors. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid on the revolving credit facility may be reborrowed. Payment of loans may be accelerated following certain customary events of default. The senior secured credit facility is a multi-currency facility. The senior secured credit facility is secured by the stock of QVC. We had $1.1 billion available under the terms of the senior secured credit facility at December 31, 2013. The interest rate on the senior secured credit facility was 1.9% at December 31, 2013.
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
Interest Rate Swap Arrangements
In 2009 and 2011, QVC entered into several interest rate swap arrangements to mitigate the interest rate risk associated with interest payments related to its variable rate debt. QVC assessed the effectiveness of its interest rate swaps using the hypothetical derivative method. During 2013, 2012 and 2011, QVC's elected interest terms did not effectively match the terms of the swap arrangements. As a result, the swaps did not qualify as cash flow hedges. Changes in fair value of these interest rate swaps were included in gains on financial instruments in the consolidated statements of operations. In March 2013, QVC's notional interest rate swaps of $3.1 billion expired.
Other Debt Related Information
As a result of the refinancing transactions discussed above, we incurred an extinguishment loss of $57 million for the year ended December 31, 2013, recorded as loss on extinguishment of debt in the consolidated statements of operations.
QVC was in compliance with all of its debt covenants at December 31, 2013.
During the year, there were no significant changes to QVC's debt credit ratings.
At December 31, 2013 and 2012, outstanding letters of credit totaled $26 million and $30 million, respectively.

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
Additional Cash Flow Information
During the year ended December 31, 2013, QVC's primary uses of cash were $2,387 million of principal payments on debt and capital lease obligations, $1,005 million of dividends to Liberty, $269 million of capital and cable and satellite television distribution rights expenditures, $46 million in premiums paid for the redemption of QVC's existing 7.125% Senior Secured Notes due 2017 and partial redemption of QVC's 7.5% Senior Secured Notes due 2019 and $45 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,674 million of principal borrowings on the senior secured credit facility, $1,050 million in proceeds from the issuance of the 4.375% Senior Secured Notes due 2023 and the 5.95% Senior Secured Notes due 2043 and $973 million of cash provided by operating activities. As of December 31, 2013, QVC's cash balance (excluding restricted cash) was $457 million.
The change in cash provided by operating activities for the year ended December 31, 2013 compared to the previous year was primarily due to a decrease in net income, the loss on extinguishment of debt and variances in accounts payable and accrued liabilities balances. The variance in accounts payable was primarily due to timing of payments to vendors and the change in accrued liabilities was primarily due to variances in taxes payable balances.
As of December 31, 2013, $240 million of the $457 million in cash was held by foreign subsidiaries. Cash in foreign subsidiaries is generally accessible, but certain tax consequences may reduce the net amount of cash we are able to utilize for U.S. purposes. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately one-half of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
During the year ended December 31, 2012, QVC's primary uses of cash were $1,817 million of dividends to Liberty, $1,246 million of principal payments on debt and capital lease obligations, $246 million of capital expenditures, $95 million paid related to investments in joint ventures and acquisitions, net of cash received, and a $29 million dividend payment from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,717 million of debt borrowings on the senior secured credit facility, $1,206 million of cash provided by operating activities and $500 million in proceeds from the issuance of the 5.125% Senior Secured Notes due 2022. As of December 31, 2012, QVC's cash balance (excluding restricted cash) was $540 million.
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
During the year ended December 31, 2011, QVC's primary uses of cash were $837 million of principal payments on debt and capital lease obligations, $259 million of capital expenditures, $205 million of dividends to Liberty and a $50 million dividend payment from QVC-Japan to Mitsui. These uses of cash were funded primarily with $818 million of cash provided by operating activities and $465 million of debt borrowings on the senior secured credit facility. As of December 31, 2011, QVC's cash balance (excluding restricted cash) was $560 million.
Other
Capital expenditures spending in 2014 is expected to be approximately $190 million.

Refer to the chart under the "Off-balance Sheet Arrangements and Aggregate Contractual Obligations" section below for additional information concerning the amount and timing of expected future payments under QVC's contractual obligations at December 31, 2013.
QVC has contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible QVC may incur losses upon the conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, that may be required to satisfy such contingencies will not be material in relation to the consolidated financial statements.
Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations at December 31, 2013 is summarized below:

	Payments due by period
(in millions)	Total	2014	2015-2016	2017-2018	Thereafter
Debt (1)	$3,741	—	—	922	2,819
Interest payments (2)	1,764	193	385	367	819
Capital lease obligations (including imputed interest)	88	15	22	23	28
Operating lease obligations	158	16	26	20	96
Purchase obligations and other	1,431	1,405	15	11	—
(1) Amounts exclude capital lease obligations and the issue discounts on the 7.5%, 4.375% and 5.95% Senior Secured Notes.
(2) Amounts (i) are based on the terms of QVC's senior secured credit facility and senior secured notes, (ii) assumes the interest rates on the floating rate debt remain constant at the rates in effect as of December 31, 2013, (iii) assumes that our existing debt is repaid at maturity and (iv) excludes capital lease obligations.
Recent Accounting Pronouncements
In February 2013, the FASB issued ASU No. 2013-02, which amends ASC Topic 220, Comprehensive Income and requires that companies present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements. The standard requires that companies present either in a single note, or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies will instead cross reference to the related footnote for additional information. QVC adopted this guidance as of January 1, 2013, and adoption did not have an impact on QVC's consolidated financial position, results of operations or cash flows.
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
QVC utilized a qualitative assessment for determining whether step one of the goodwill impairment analysis was necessary, and concluded it was not. In evaluating goodwill on a qualitative basis, QVC reviewed the business performance of each reporting unit, evaluated other relevant factors and determined that it was not more likely than not that an impairment existed for any of QVC's reporting units. The Company considered whether there were any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods.
The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 were as follows:

(in millions)	QVC-U.S.	QVC-Japan	QVC-Germany	QVC-U.K.	QVC-Italy	Total
Balance as of December 31, 2011	$4,169	393	328	203	146	5,239
Acquisitions	21	—	—	—	—	21
Exchange rate fluctuations	—	(44)	6	9	3	(26)
Balance as of December 31, 2012	4,190	349	334	212	149	5,234
Exchange rate fluctuations	—	(61)	14	4	6	(37)
Balance as of December 31, 2013	$4,190	288	348	216	155	5,197
Retail related adjustments and allowances
QVC records adjustments and allowances for sales returns, inventory obsolescence and uncollectible receivables. Each of these adjustments is estimated based on historical experience. Sales returns are calculated as a percent of sales and are netted against revenue in the consolidated statement of operations. For the years ended December 31, 2013, 2012 and 2011, sales returns represented 19.8%, 19.4% and 19.4% of gross product revenue, respectively. The inventory obsolescence reserve is calculated as a percent of inventory at the end of a reporting period based on, among other factors, the average inventory balance for the preceding twelve months and historical experience with liquidated inventory. The change in the reserve is included in cost of goods sold in the consolidated statements of operations. At December 31, 2013, inventory was $931 million, which was net of the obsolescence adjustment of $79 million. At December 31, 2012, inventory was $909 million, which was net of the obsolescence adjustment of $89 million. The allowance for doubtful accounts is calculated as a percent of accounts receivable at the end of a reporting period, and it is based on historical experience, with the change in such allowance being recorded as bad debt expense in the consolidated statements of operations. At December 31, 2013, trade accounts receivable was $1,111 million, net of the allowance for doubtful accounts of $83 million. At December 31, 2012, trade accounts receivable was $1,055 million, net of the allowance for doubtful accounts of $74 million. Each of these adjustments requires management judgment. Actual results could differ from management's estimates.

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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at December 31, 2013:

(in millions, except percentages)	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	—	—	—	—	2,819	2,819	2,861
Weighted average interest rate on fixed rate debt	—%	—%	—%	—%	—%	6.1%	6.1%	N/A
Variable rate debt	$—	—	—	—	922	—	922	922
Average interest rate on variable rate debt	—%	—%	—%	—%	1.9%	—%	1.9%	N/A
1) Amounts exclude capital lease obligations and the issue discounts on the 7.5%, 4.375% and 5.95% Senior Secured Notes.
N/A - Not applicable.
In 2009 and 2011, QVC entered into several interest rate swap arrangements to mitigate the interest rate risk associated with interest payments related to its variable rate debt. QVC assessed the effectiveness of its interest rate swaps using the hypothetical derivative method. During 2013, 2012 and 2011, QVC's elected interest terms did not effectively match the terms of the swap arrangements. As a result, the swaps did not qualify as cash flow hedges. Changes in fair value of these interest rate swaps were included in gains on financial instruments in the consolidated statements of operations. In March 2013, QVC's notional interest rate swaps of $3.1 billion expired.

Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of shareholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the year ended December 31, 2013 would have been impacted by approximately $4 million for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The credit facility provides QVC the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of December 31, 2013, QVC had borrowings of 5.5 billion Japanese Yen, equivalent to $52 million based on an exchange rate of 105.3 Japanese Yen per U.S. Dollar, outstanding under the credit facility. As of December 31, 2013, the foreign currency exchange exposure to these borrowings approximated $1 million for every 1% change in the Japanese Yen exchange rate per U.S. Dollar.
Item 8. Financial Statements and Supplementary Data
The consolidated financial statements of QVC, Inc. are filed under this Item. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10‑K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15 ("the Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
The Company assessed the design and effectiveness of internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (1992).
Based upon our assessment using the criteria contained in COSO, management has concluded that, as of December 31, 2013, QVC's internal control over financial reporting is effectively designed and operating effectively.
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

Report of Independent Registered Public Accounting Firm
The Shareholder‑Director of QVC, Inc.:
We have audited the accompanying consolidated balance sheets of QVC, Inc. and Subsidiaries (the "Company"), a wholly owned subsidiary of Liberty Interactive Corporation, as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QVC, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Philadelphia, Pennsylvania
March 3, 2014

QVC, Inc.
Consolidated Balance Sheets
December 31, 2013 and 2012

(in millions)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$457	540
Restricted cash	14	15
Accounts receivable, less allowance for doubtful accounts of $83 million at December 31, 2013 and $74 million at December 31, 2012	1,111	1,055
Inventories	931	909
Deferred income taxes	162	151
Prepaid expenses	47	53
Total current assets	2,722	2,723
Property, plant and equipment, net of accumulated depreciation of $919 million at December 31, 2013 and $867 million at December 31, 2012	1,106	1,131
Cable and satellite television distribution rights, net	624	764
Goodwill	5,197	5,234
Other intangible assets, net	3,336	3,509
Other noncurrent assets	71	77
Total assets	$13,056	13,438
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$13	12
Accounts payable-trade	425	566
Accrued liabilities	1,029	955
Total current liabilities	1,467	1,533
Long-term portion of debt and capital lease obligations	3,800	3,465
Deferred compensation	14	12
Deferred income taxes	1,326	1,410
Other long-term liabilities	108	184
Total liabilities	6,715	6,604
Equity:
QVC, Inc. shareholder's equity:
Common stock, $0.01 par value	—	—
Additional paid-in capital	6,703	6,665
Accumulated deficit	(620)	(161)
Accumulated other comprehensive income	139	186
Total QVC, Inc. shareholder's equity	6,222	6,690
Noncontrolling interest	119	144
Total equity	6,341	6,834
Total liabilities and equity	$13,056	13,438

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Operations
Years ended December 31, 2013, 2012, and 2011

(in millions)	2013	2012	2011
Net revenue	$8,623	8,516	8,268
Cost of goods sold	5,465	5,419	5,278
Gross profit	3,158	3,097	2,990
Operating expenses:
Operating	740	715	744
Selling, general and administrative, including stock-based compensation	615	588	535
Depreciation	127	126	135
Amortization of intangible assets	431	400	439
	1,913	1,829	1,853
Operating income	1,245	1,268	1,137
Other (expense) income:
Equity in losses of investee	(4)	(4)	(2)
Gains on financial instruments	15	48	50
Interest expense, net	(214)	(233)	(229)
Foreign currency gain (loss)	1	2	(2)
Loss on extinguishment of debt	(57)	—	—
	(259)	(187)	(183)
Income before income taxes	986	1,081	954
Income tax expense	(353)	(394)	(342)
Net income	633	687	612
Less net income attributable to the noncontrolling interest	(45)	(63)	(52)
Net income attributable to QVC, Inc. shareholder	$588	624	560

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Comprehensive Income
Years ended December 31, 2013, 2012, and 2011

(in millions)	2013	2012	2011
Net income	$633	687	612
Foreign currency translation adjustments	(72)	(27)	(10)
Total comprehensive income	561	660	602
Comprehensive income attributable to noncontrolling interest	(20)	(44)	(57)
Comprehensive income attributable to QVC, Inc. shareholder	$541	616	545

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Cash Flows
Years ended December 31, 2013, 2012, and 2011

(in millions)	2013	2012	2011
Operating activities:
Net income	$633	687	612
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of investee	4	4	2
Deferred income taxes	(108)	(134)	(116)
Foreign currency (gain) loss	(1)	(2)	2
Depreciation	127	126	135
Amortization of intangible assets	431	400	439
Change in fair value of financial instruments and noncash interest	(6)	(39)	(42)
Loss on extinguishment of debt	57	—	—
Stock-based compensation	38	34	22
Change in other long-term liabilities	3	2	(1)
Effects of changes in working capital items	(205)	128	(235)
Net cash provided by operating activities	973	1,206	818
Investing activities:
Capital expenditures, net	(211)	(246)	(259)
Expenditures for cable and satellite television distribution rights, net	(58)	(2)	(2)
Cash paid for joint ventures and acquisitions of businesses, net of cash received	—	(95)	—
Decrease in restricted cash	1	2	1
Changes in other noncurrent assets	(2)	(3)	4
Net cash used in investing activities	(270)	(344)	(256)
Financing activities:
Principal payments of debt and capital lease obligations	(2,387)	(1,246)	(837)
Principal borrowings of debt from senior secured credit facility	1,674	1,717	465
Proceeds from issuance of senior secured notes, net of original issue discount	1,050	500	—
Payment of debt origination fees	(16)	(7)	—
Payment of bond premium fees	(46)	—	—
Other financing activities	12	20	—
Dividends paid to Liberty	(1,005)	(1,817)	(205)
Dividends paid to noncontrolling interest	(45)	(29)	(50)
Net cash used in financing activities	(763)	(862)	(627)
Effect of foreign exchange rate changes on cash and cash equivalents	(23)	(20)	4
Net decrease in cash and cash equivalents	(83)	(20)	(61)
Cash and cash equivalents, beginning of period	540	560	621
Cash and cash equivalents, end of period	$457	540	560
Effects of changes in working capital items:
Increase in accounts receivable	$(63)	(50)	(167)
(Increase) decrease in inventories	(14)	2	29
(Increase) decrease in prepaid expenses	(1)	3	(1)
(Decrease) increase in accounts payable‑trade	(134)	88	(29)
Increase (decrease) in accrued liabilities and other	7	85	(67)
Effects of changes in working capital items	$(205)	128	(235)
Supplemental cash flow information:
Cash paid for taxes-to Liberty	$385	338	358
Cash paid for taxes-other	156	128	145
Cash paid for interest	206	215	231

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Equity
Years ended December 31, 2013, 2012, and 2011

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2010	1	$—	6,613	710	209	122	7,654
Net income	—	—	—	560	—	52	612
Foreign currency translation adjustments	—	—	—	—	(15)	5	(10)
Dividends paid to Liberty and noncontrolling interest and other	—	—	1	(218)	—	(50)	(267)
Tax benefit resulting from exercise of employee stock options	—	—	8	—	—	—	8
Stock‑based compensation	—	—	22	—	—	—	22
Balance, December 31, 2011	1	—	6,644	1,052	194	129	8,019
Net income	—	—	—	624	—	63	687
Foreign currency translation adjustments	—	—	—	—	(8)	(19)	(27)
Dividends paid to Liberty and noncontrolling interest and other	—	—	(33)	(1,837)	—	(29)	(1,899)
Tax benefit resulting from exercise of employee stock options	—	—	20	—	—	—	20
Stock‑based compensation	—	—	34	—	—	—	34
Balance, December 31, 2012	1	—	6,665	(161)	186	144	6,834
Net income	—	—	—	588	—	45	633
Foreign currency translation adjustments	—	—	—	—	(47)	(25)	(72)
Dividends paid to Liberty and noncontrolling interest and other	—	—	(12)	(1,047)	—	(45)	(1,104)
Tax benefit resulting from exercise of employee stock options	—	—	12	—	—	—	12
Stock‑based compensation	—	—	38	—	—	—	38
Balance, December 31, 2013	1	$—	6,703	(620)	139	119	6,341

See accompanying notes to the consolidated financial statements

QVC, Inc.
Notes to Consolidated Financial Statements
(unaudited)
(1) Basis of Presentation
QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise‑focused televised shopping programs, the Internet and mobile applications. In the U.S., QVC's live programming is distributed via its nationally televised shopping program 24 hours per day, 364 days per year ("QVC-U.S."). Internationally, QVC's program services are based in Japan ("QVC-Japan"), Germany ("QVC-Germany"), the U.K. ("QVC-U.K.") and Italy ("QVC-Italy"). QVC-Japan distributes live programming 24 hours per day, QVC-Germany distributes its program 24 hours per day with 23 hours of live programming and QVC-U.K. distributes its program 24 hours per day with 17 hours of live programming. QVC-Italy distributes programming live for 17 hours per day on satellite and digital terrestrial television and an additional seven hours per day of recorded programming on satellite and seven hours per day of general interest programming on digital terrestrial television.
On July 4, 2012, QVC entered into a joint venture with China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR''), for a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS distributes live programming for 15 hours a day and recorded programming for nine hours a day. The CNRS joint venture is accounted for as an equity method investment recorded as equity in losses of investee in the consolidated statements of operations.
The Company has a venture with Mitsui & Co. LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the years ended December 31, 2013, 2012 and 2011, QVC-Japan paid dividends to Mitsui of $45 million, $29 million and $50 million, respectively.
We are an indirect wholly owned subsidiary of Liberty Interactive Corporation ("Liberty") (Nasdaq: LINTA, LINTB, LVNTA and LVNTB), which owns interests in a broad range of digital commerce businesses. We are attributed to the Liberty Interactive tracking stock, which tracks the assets and liabilities of Liberty's Interactive Group (the "Interactive Group"). The Interactive Group does not represent a separate legal entity; rather, it represents those businesses, assets and liabilities that are attributed to that group. Liberty also attributes to its Interactive Group those businesses primarily focused on digital commerce and its approximately 38% ownership interest in HSN, Inc. ("HSN"), one of our two closest televised shopping competitors.
In October 2013, Liberty announced that its board has authorized management to pursue a plan to recapitalize (the "Recapitalization") its Liberty Interactive Group tracking stock into two new tracking stocks, one (currently the Liberty Interactive common stock) to be renamed the QVC Group common stock and the other to be designated as the Liberty Digital Commerce common stock. In the Recapitalization, record holders of Series A and Series B Liberty Interactive common stock would receive one share of the corresponding series of Liberty Digital Commerce common stock for each 10 shares of the renamed QVC Group common stock held by them as of the effective date. Liberty intends to attribute to the Liberty Digital Commerce Group its operating subsidiaries Provide Commerce, Inc.; Backcountry.com, Inc.; Bodybuilding.com, LLC; CommerceHub; Right Start and Evite along with cash and certain liabilities. The QVC Group, which is currently known as the Liberty Interactive Group, would have attributed to it the Company and Liberty’s approximate 38% interest in HSN, along with cash and certain liabilities.
The consolidated financial statements include the accounts of the Company and its majority‑owned subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.

(2) Summary of Significant Accounting Policies
(a) Cash and cash equivalents
All highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents were $342 million and $424 million at December 31, 2013 and 2012, respectively. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximates their fair values (Level 1).
(b) Restricted cash
Restricted cash at December 31, 2013 and 2012 primarily includes a cash deposit with a third party trustee that provides financial assurance that the Company will fulfill its obligations in relation to claims under its workers' compensation policy.
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
(f) Capitalized interest
The Company capitalizes interest cost incurred on debt during the construction of major projects exceeding one year. Capitalized interest was not material to the financial statements for any periods presented.
(g) Internally developed software
Internal software development costs are capitalized in accordance with guidance on accounting for the costs of computer software developed or obtained for internal use, and are classified within other intangible assets in the consolidated balance sheets. The Company amortizes computer software and internal software development costs over an estimated useful life of approximately three years using the straight-line method.
(h) Goodwill
Goodwill represents the excess of costs over the fair value of the net assets of businesses acquired. Goodwill is not amortized. Goodwill is tested annually for impairment, and more frequently if events and circumstances indicated that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeded the reporting unit's fair value.

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 were as follows:

(in millions)	QVC-U.S.	QVC-Japan	QVC-Germany	QVC-U.K.	QVC-Italy	Total
Balance as of December 31, 2011	$4,169	393	328	203	146	5,239
Acquisitions	21	—	—	—	—	21
Exchange rate fluctuations	—	(44)	6	9	3	(26)
Balance as of December 31, 2012	4,190	349	334	212	149	5,234
Exchange rate fluctuations	—	(61)	14	4	6	(37)
Balance as of December 31, 2013	$4,190	288	348	216	155	5,197
The Company utilized a qualitative assessment for determining whether step one of the goodwill impairment analysis was necessary, and concluded it was not. In evaluating goodwill on a qualitative basis, the Company reviewed the business performance of each reporting unit, evaluated other relevant factors and determined that it was not more likely than not that an impairment existed for any of the Company's reporting units. The Company considered whether there were any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods.
If a step one test would have been necessary based on the qualitative factors, the Company would have compared the estimated fair value of a reporting unit to its carrying value. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in the Company's valuation analysis are based on management's best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts. For those reporting units whose carrying value exceeds the fair value, a second test is required to measure the impairment loss (the "Step 2 Test"). In the Step 2 Test, the fair value (Level 3) of the reporting unit is allocated to all of the assets and liabilities of the reporting unit with any residual value being allocated to goodwill. Any excess of the carrying value of the goodwill over this allocated amount is recorded as an impairment charge.
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
Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in the consolidated statements of operations as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions.
(j) Revenue recognition
The Company recognizes revenue at the time of delivery to customers. The revenue for shipments in-transit is recorded as deferred revenue.
The Company's policy is to allow customers to return merchandise for up to thirty days after the date of shipment. An allowance for returned merchandise is provided at the time revenue is recorded as a percentage of sales based on historical experience. The total reduction in net revenue due to returns for the years ended years ended December 31, 2013, 2012 and 2011 aggregated to $2,036 million, $1,965 million and $1,900 million, respectively.

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
Sales and use taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net revenue in the consolidated statements of operations.
(k) Cost of goods sold
Cost of goods sold primarily includes actual product cost, provision for obsolete inventory, buying allowances received from suppliers, shipping and handling costs and warehouse costs.
(l) Advertising costs
Advertising costs are expensed as incurred. Advertising costs amounted to $89 million, $91 million and $81 million for the years ended December 31, 2013, 2012 and 2011, respectively. These costs were included in selling, general and administrative expenses in the consolidated statements of operations.
(m) Stock-based compensation
As more fully described in note 10, the Company and Liberty have granted certain stock‑based awards to employees of the Company. The Company measures the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Stock‑based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.
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
During the fourth quarter of 2011, the Company determined that certain capitalized customer relationship management ("CRM") software did not meet our service-level expectations and desired functionality. As a result, the Company recorded an impairment of certain CRM assets in the amount of $47 million included in depreciation and amortization in the statement of operations within the QVC-U.S. operating segment.
(o) Derivatives
The Company accounts for derivatives and hedging activities in accordance with standards issued by the Financial Accounting Standards Board ("FASB"), which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Fair value is based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. For derivatives designated as hedges, changes in the fair value are either offset against the changes in fair value of the designated hedged item through earnings or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.

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
In 2009 and 2011, QVC entered into several interest rate swap arrangements to mitigate the interest rate risk associated with interest payments related to its variable rate debt. QVC assessed the effectiveness of its interest rate swaps using the hypothetical derivative method. During 2013, 2012 and 2011, QVC's elected interest terms did not effectively match the terms of the swap arrangements. As a result, the swaps did not qualify as cash flow hedges. Changes in fair value of these interest rate swaps were included in gains on financial instruments in the consolidated statements of operations. In March 2013, QVC's notional interest rate swaps of $3.1 billion expired.
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
When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other income (expense) in the consolidated statements of operations.
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
(u) Recent accounting pronouncements
In February 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-02, which amends Accounting Standards Codification ("ASC") Topic 220, Comprehensive Income and requires that companies present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements. The standard requires that companies present either in a single note, or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies will instead cross reference to the related footnote for additional information. QVC adopted this guidance as of January 1, 2013, and adoption did not have an impact on QVC's consolidated financial position, results of operations or cash flows.
(v) Reclassifications
Certain prior period amounts have been reclassified to conform with current period presentation.
(3) Accounts Receivable
The Company has two credit programs, the QVC Easy-Pay Plan (known as Q Pay in Germany) and the QVC-U.S. revolving credit card program. The QVC Easy-Pay Plan permits customers to pay for items in two or more installments. When the QVC Easy-Pay Plan is offered by QVC and elected by the customer, the first installment is typically billed to the customer's credit card upon shipment. Generally, the customer's credit card is subsequently billed up to five additional monthly installments until the total purchase price of the products has been billed by the Company.
QVC-U.S. has an agreement with a large consumer financial institution (the "Bank") pursuant to which the Bank provides revolving credit directly to our customers for the sole purpose of purchasing merchandise from us with a QVC branded credit card ("Q Card"). We receive a portion of the net economics of the credit card program according to percentages that vary with the performance of the portfolio. We cannot predict the extent to which customers will use the Q Card, nor the extent that they will make payments on their outstanding balances. The net amount of finance income resulting from credit card operations is included as a reduction of selling, general and administrative expenses and was $63 million, $65 million and $58 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company also accepts major credit cards for its sales. Accounts receivable from major credit cards represents amounts owed to QVC from the credit card clearing houses for amounts billed but not yet collected.

Accounts receivable consisted of the following:

	December 31,
(in millions)	2013	2012
QVC Easy-Pay plan	$915	816
Major credit card and other receivables	279	313
	1,194	1,129
Less allowance for doubtful accounts	(83)	(74)
Accounts receivable, net	$1,111	1,055
A summary of activity in the allowance for doubtful accounts was as follows (in millions):

(in millions)	Balance beginning of year	Additions‑ charged to expense	Deductions‑ write-offs	Balance end of year
2013	$74	81	(72)	83
2012	79	75	(80)	74
2011	66	68	(55)	79
The carrying value of accounts receivable, adjusted for the reserves described above, approximates fair value as of December 31, 2013, 2012 and 2011.
(4) Property, Plant and Equipment, Net
Property, plant and equipment consisted of the following:

	December 31,		Estimated useful
(in millions)	2013	2012	life
Land	$87	97	N/A
Buildings and improvements	954	877	8 - 20 years
Furniture and other equipment	429	412	2 - 8 years
Broadcast equipment	107	91	3 - 5 years
Computer equipment	204	185	2 - 4 years
Transponders (note 9)	170	137	8 - 15 years
Projects in progress	74	199	N/A
	2,025	1,998
Less accumulated depreciation	(919)	(867)
Property, plant and equipment, net	$1,106	1,131
In 2013, QVC-Japan transitioned to its new headquarters in Japan that includes television studios, broadcast facilities, administrative offices and a call center. The total project cost was approximately $220 million.
In 2012, QVC-U.K. transitioned to its new leased headquarters in the U.K. that includes television studios, broadcast facilities and administrative offices. QVC-U.K. made certain improvements to its new leased facility costing approximately $50 million.
In 2014, QVC-Italy will take ownership of its current leased headquarters in Italy that includes television studios, broadcast facilities, administrative offices and a call center for approximately $22 million, of which $14 million was deposited in 2013.

(5) Cable and Satellite Television Distribution Rights, Net
Cable and satellite television distribution rights consisted of the following:

	December 31,
(in millions)	2013	2012
Cable and satellite television distribution rights	$2,324	2,304
Less accumulated amortization	(1,700)	(1,540)
Cable and satellite television distribution rights, net	$624	764
The Company enters into affiliation agreements with cable and satellite television providers for carriage of the Company's shopping service, as well as for certain channel placement. If these cable and satellite affiliates were to add additional subscribers to the agreement through acquisition, the Company may be required to make additional payments.
The Company's ability to continue to sell products to its customers is dependent on its ability to maintain and renew these affiliation agreements. In some cases, renewals are not agreed upon prior to the expiration of a given agreement while the programming continues to be carried by the relevant distributor without an effective agreement in place. The Company does not have distribution agreements with some of the cable operators that carry its programming.
Cable and satellite television distribution rights are amortized using the straight-line method over the lives of the individual agreements. The remaining weighted average lives of the cable and satellite television distribution rights was approximately 3.7 years at December 31, 2013. Amortization expense for cable and satellite television distribution rights was $177 million, $163 million and $167 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The increase in channel placement amortization and related expenses in 2013 was primarily due to new and amended long-term cable and satellite television distribution agreements in the U.S.
As of December 31, 2013, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

2014	$176
2015	167
2016	161
2017	110
2018	5
The decrease in future amortization expense in 2018 is primarily due to the end of affiliation agreement terms for contracts in place at the time of the Liberty acquisition of QVC in 2003.
In return for carrying our signals, each programming distributor in the U.S. receives an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs and from certain Internet sales to customers located in the programming distributors' service areas. In Japan, Germany, the U.K. and Italy, programming distributors predominately receive an agreed-upon annual fee, a monthly fee per subscriber regardless of the net sales, a variable percentage of net sales or some combination of the above arrangements. The Company recorded expense related to these commissions of $298 million, $296 million and $299 million for the years ended December 31, 2013, 2012 and 2011, respectively, which is included as part of operating expenses in the consolidated statements of operations.
(6) Other Intangible Assets, Net
Other intangible assets consisted of the following:

	December 31,				Weighted average remaining life (years)
	2013		2012
(in millions)	Gross cost	Accumulated amortization	Gross cost	Accumulated amortization
Purchased and internally developed software	$615	(393)	575	(352)	1.7
Affiliate and customer relationships	2,450	(1,802)	2,445	(1,624)	3.8
Debt origination fees	51	(13)	54	(18)	8.8
Trademarks (indefinite life)	2,428	—	2,429	—	—
	$5,544	(2,208)	5,503	(1,994)	3.5
Amortization expense for other intangible assets was $254 million, $237 million and $272 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The increase in software amortization in 2013 was primarily due to solutions to enhance customer service and productivity in the U.S and Germany.

During the fourth quarter of 2011, QVC determined that certain capitalized customer relationship management ("CRM") software did not meet service-level expectations and desired functionality. As a result, QVC recorded an impairment of certain CRM assets in the amount of $47 million included in depreciation and amortization in the consolidated statement of operations within the QVC-U.S. operating segment.
As of December 31, 2013, the related amortization expense and interest expense for each of the next five years ended December 31 was as follows (in millions):

2014	$280
2015	259
2016	223
2017	122
2018	9
The decrease in future amortization expense in 2018 is primarily due to the end of the useful lives of the affiliate and customer relationships in place at the time of the Liberty acquisition of QVC in 2003.
(7) Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
(in millions)	2013	2012
Accounts payable non-trade	323	264
Income taxes	126	154
Allowance for sales returns	108	92
Accrued compensation and benefits	98	100
Sales and other taxes	79	62
Deferred revenue	73	85
Liability for consigned goods sold	69	56
Accrued interest	58	50
Other	95	92
	1,029	955

(8) Long-Term Debt and Interest Rate Swap Arrangements
Long-term debt consisted of the following:

	December 31,
(in millions)	2013	2012
7.125% Senior Secured Notes due 2017	$—	500
7.5% Senior Secured Notes due 2019, net of original issue discount	761	988
7.375% Senior Secured Notes due 2020	500	500
5.125% Senior Secured Notes due 2022	500	500
4.375% Senior Secured Notes due 2023, net of original issue discount	750	—
5.95% Senior Secured Notes due 2043, net of original issue discount	300	—
Senior secured credit facility	922	903
Capital lease obligations	80	86
Total debt	3,813	3,477
Less current portion	(13)	(12)
Long-term portion of debt and capital lease obligations	$3,800	3,465
(a) 2013 Tender Offers
On March 4, 2013, QVC announced the commencement of cash tender offers (the "Offers") for any and all of its outstanding $500 million in aggregate principal amount of 7.125% Senior Secured Notes due 2017 and up to $250 million in aggregate principal amount of its 7.5% Senior Secured Notes due 2019.
(b) Senior Secured Notes due 2017
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
(c) Senior Secured Notes due 2019
On September 25, 2009, QVC issued $1 billion principal amount of 7.5% Senior Secured Notes due 2019 at an issue price of 98.278%. On March 18, 2013, $231 million of the 7.5% Senior Secured Notes due 2019 were tendered pursuant to the Offers, whereby holders of the 7.5% Senior Secured Notes due 2019 received consideration of $1,120 for each $1,000 principal amount of tendered 7.5% Senior Secured Notes due 2019. The senior secured notes have equal priority to the senior secured credit facility. The notes are secured by the stock of QVC and certain of its subsidiaries. Interest is payable semi-annually.
(d) Senior Secured Notes due 2020
On March 23, 2010, QVC issued $500 million principal amount of 7.375% Senior Secured Notes due 2020 at par. The senior secured notes have equal priority to the senior secured credit facility. The notes are secured by the stock of QVC and certain of its subsidiaries. Interest is payable semi-annually.
(e) Senior Secured Notes due 2022
On July 2, 2012, QVC issued $500 million principal amount of 5.125% Senior Secured Notes due 2022 at par. The senior secured notes have equal priority to the senior secured credit facility. The notes are secured by the stock of QVC and certain of its subsidiaries. Interest is payable semi-annually.

(f) Senior Secured Notes due 2023 and 2043
On March 18, 2013, QVC issued $750 million principal amount of 4.375% Senior Secured Notes due 2023 at an issue price of 99.968% and issued $300 million principal amount of 5.95% Senior Secured Notes due 2043 at an issue price of 99.973%. These notes are secured by the stock of QVC and have equal priority to the senior secured credit facility and QVC's other notes. Interest is payable semi-annually.
The net proceeds from the issuance of these instruments were used to reduce the outstanding principal under QVC's existing 7.125% Senior Secured Notes due 2017, the 7.5% Senior Secured Notes due 2019 and the senior secured credit facility, as well as for general corporate purposes.
(g) Senior Secured Credit Facility
On March 1, 2013, we amended and restated our senior secured credit facility, which provides for a $2.0 billion revolving credit facility with a $250 million sub-limit for standby letters of credit and $1.0 billion of uncommitted incremental revolving loan commitments or incremental term loans. QVC may elect that the loans extended under the senior secured credit facility bear interest at a rate per annum equal to the ABR Rate or LIBOR, as each is defined in the senior secured credit facility agreement, plus a margin of 0.25% to 2.00% depending on various factors. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid on the revolving credit facility may be reborrowed. Payment of loans may be accelerated following certain customary events of default. The senior secured credit facility is a multi-currency facility. The senior secured credit facility is secured by the stock of QVC. We had $1.1 billion available under the terms of the senior secured credit facility at December 31, 2013. The interest rate on the senior secured credit facility was 1.9% at December 31, 2013.
The purpose of the amendment was to, among other things, extend the maturity of our senior secured credit facility to March 1, 2018 and lower the interest rate on borrowings.
The senior secured credit facility contains certain affirmative and negative covenants, including certain restrictions with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; dissolving, consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; restricting subsidiary distributions; and limiting QVC's ratio of consolidated total debt to consolidated Adjusted OIBDA (Adjusted OIBDA is defined in note 15).
(h) Interest Rate Swap Arrangements
In 2009 and 2011, QVC entered into several interest rate swap arrangements to mitigate the interest rate risk associated with interest payments related to its variable rate debt. QVC assessed the effectiveness of its interest rate swaps using the hypothetical derivative method. During 2013, 2012 and 2011, QVC's elected interest terms did not effectively match the terms of the swap arrangements. As a result, the swaps did not qualify as cash flow hedges. Changes in fair value of these interest rate swaps were included in gains on financial instruments in the consolidated statements of operations. In March 2013, QVC's notional interest rate swaps of $3.1 billion expired.
(i) Other Debt Related Information
As a result of the refinancing transactions discussed above, we incurred an extinguishment loss of $57 million for the year ended December 31, 2013, recorded as loss on extinguishment of debt in the consolidated statements of operations.
QVC was in compliance with all of its debt covenants at December 31, 2013.
During the year, there were no significant changes to QVC's debt credit ratings.
The weighted average rate applicable to all of the outstanding debt (excluding capital leases) was 5.0% as of December 31, 2013.
At December 31, 2013 and 2012, outstanding letters of credit totaled $26 million and $30 million, respectively.

(9) Leases and Transponder Service Arrangements
Future minimum payments under noncancelable operating leases and capital transponder leases with initial terms of one year or more at December 31, 2013 consisted of the following:

(in millions)	Capital transponders	Operating leases
2014	$15	16
2015	11	14
2016	11	12
2017	11	10
2018	12	10
Thereafter	28	96
Total	$88	158
We distribute our television programs, via satellite and optical fiber, to cable television and direct-to-home satellite system operators for retransmission to their subscribers in the U.S., Japan, Germany, the U.K. and neighboring countries. We also transmit our television programs over digital terrestrial broadcast television to viewers throughout Italy, the U.K. and to viewers in certain geographic regions in the U.S and Germany. In the U.S., we uplink our analog and digital programming transmissions using a third party service. Both transmissions are uplinked to protected, non-preemptible transponders on U.S. satellites. "Protected" status means that, in the event of a transponder failure, our signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, our transponders cannot be preempted in favor of a user of a failed transponder, even another user with "protected status." Our international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on international satellites. Our transponder service agreements for our U.S. transponders expire at the earlier of the end of the lives of the satellites or the service agreements. The service agreements in the U.S. expire in 2019 through 2020. Our transponder service agreements for our international transponders expire in 2014 through 2022.
The Company has entered into ten separate agreements with transponder suppliers to transmit its signals in the U.S., Germany and the U.K. at an aggregate monthly cost of $1 million. Depreciation expense related to the transponders was $12 million, $11 million and $14 million for the years ended December 31, 2013, 2012 and 2011, respectively. Total future minimum capital lease payments of $88 million include $9 million of imputed interest.
QVC's ability to continue to sell products to its customers is dependent on its ability to maintain uninterrupted broadcast.
Expenses for operating leases, principally for data processing equipment and facilities and for satellite uplink service agreements, amounted to $28 million, $31 million and $24 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company entered into a 21 year operating lease for its QVC-U.K. headquarters that commenced in 2012, which is included in the future minimum operating lease payments in the above table.
(10) Stock Options and Other Share-Based Payments
QVC employees and officers received stock options (the "Options") and restricted shares in LINTA and LVNTA common stock in accordance with the Liberty Interactive Corporation 2000 Incentive Plan, as amended from time to time; the Liberty Interactive Corporation 2007 Incentive Plan, as amended from time to time; the Liberty Interactive Corporation 2010 Incentive Plan, as amended from time to time; and the Liberty Interactive Corporation 2012 Incentive Plan, as amended from time to time (collectively, the "Liberty Incentive Plan").

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
During the fourth quarter of 2012, Liberty entered into an option exchange transaction that required a series of transactions with certain officers of the Company in order to recognize tax deductions associated with the stock options in the current year versus future years (the "Option Exchange"). On December 4, 2012 (the "Grant Date"), there was an acceleration of (i) each unvested in-the-money option to acquire shares of LINTA and (ii) each unvested in-the-money option to acquire shares of LVNTA, in each case, held by certain officers (collectively, the "Eligible Optionholders"). Following this acceleration, also on the Grant Date, each Eligible Optionholder exercised, on a net settled basis, substantially all of his or her outstanding in-the-money vested and unvested options to acquire LINTA shares and LVNTA shares (the "Eligible Options"), and:

•	with respect to each vested Eligible Option, Liberty granted the Eligible Optionholder a vested new option with substantially the same terms and conditions as the exercised vested Eligible Option;

•	and with respect to each unvested Eligible Option:

◦
the Eligible Optionholder sold to Liberty the shares of LINTA or LVNTA, as applicable, received upon exercise of such unvested Eligible Option and used the proceeds of that net sale to purchase from Liberty at that price an equal number of restricted LINTA or LVNTA shares, as applicable, which have a vesting schedule identical to that of the exercised unvested Eligible Option; and

◦
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

This Option Exchange was considered a modification under ASC 718 - Stock Compensation and resulted in incremental compensation expense in 2012 and over the remaining vesting periods of the new unvested options and the restricted shares, which is included in unrecognized compensation.
A summary of the activity of the Liberty Incentive Plan with respect to the LINTA Options granted to QVC employees and officers as of and during the year ended December 31, 2013 is presented below:

	Options	Weighted average exercise price	Aggregate intrinsic value (000s)	Weighted average remaining life (years)
Outstanding at January 1, 2013	14,741,992	14.53	75,897	4.6
Granted	4,187,768	21.08
Exercised	(2,776,282)	10.19
Forfeited	(515,339)	15.87
Outstanding at December 31, 2013	15,638,139	17.01	192,975	4.4
Exercisable at December 31, 2013	5,932,895	13.44	94,400	3.2

A summary of the activity of the Liberty Incentive Plan with respect to the LVNTA Options granted to QVC employees and officers as of and during the year ended December 31, 2013 is presented below:

	Options	Weighted average exercise price	Aggregate intrinsic value (000s)	Weighted average remaining life (years)
Outstanding at January 1, 2013	220,606	58.80	1,977	4.6
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2013	220,606	58.80	14,072	3.6
Exercisable at December 31, 2013	71,554	58.80	4,564	2.6
Upon employee exercise of the Options, the exercise price is remitted to Liberty in exchange for the shares. The aggregate intrinsic value of all options exercised during the years ended December 31, 2013, 2012 and 2011 was $37 million, $97 million and $20 million, respectively.
The weighted average fair value at date of grant of a LINTA Option granted, excluding the Option Exchange, during the years ended December 31, 2013, 2012 and 2011 was $8.16, $6.66 and $7.32, respectively. The weighted average fair value at date of grant of a LINTA Exchange Option granted during the year ended December 31, 2012 was $6.94. The weighted average fair value at date of grant of a LVNTA Option granted, excluding the Option Exchange, during the year ended December 31, 2012 was $15.22. The weighted average fair value at date of grant of a LVNTA Exchange Option granted during the year ended December 31, 2012 was $25.69.
During the years ended December 31, 2013, 2012 and 2011, the fair value of each LINTA Option was determined as of the date of grant using the Black‑Scholes option pricing model with the following assumptions:

	2013	2012	2011
Weighted average expected volatility	38.3%	41.9%	44.8%
Expected term (years)	6.2	5.2	5.9
Risk free interest rate	1.1%	0.8%	1.2%-2.5%
Expected dividend yield	—	—	—
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

As of December 31, 2013, 2012 and 2011, the Company recorded $31 million, $29 million and $18 million, respectively, of stock‑based compensation expense related to the Options. The total unrecognized compensation cost related to unvested Options, net of estimated forfeitures, was approximately $50 million as of December 31, 2013. Such amount will be recognized in the Company's consolidated statements of operations. These LINTA Options had a weighted average life of 4.8, 4.0 and 4.1 years for the years ended December 31, 2013, 2012 and 2011, respectively. These LVNTA Options had a weighted average life of 4.5 and 5.6 years at December 31, 2013 and 2012, respectively.
(b) Restricted stock plan
A summary of the activity of the Liberty Incentive Plan with respect to the LINTA restricted shares granted to QVC employees and officers as of and during the year ended December 31, 2013 is presented below:

	Restricted Shares	Weighted average grant date fair value
Outstanding at January 1, 2013	1,454,148	12.75
Granted	450,140	21.44
Lapsed	(608,490)	9.81
Forfeited	(81,336)	16.25
Outstanding at December 31, 2013	1,214,462	18.01
A summary of the activity of the Liberty Incentive Plan with respect to the LVNTA restricted shares granted to QVC employees and officers as of and during the year ended December 31, 2013 is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	65,542	31.75
Granted	—	—
Lapsed	(30,007)	23.64
Forfeited	(3,456)	37.84
Outstanding at December 31, 2013	32,079	38.68
As of December 31, 2013, 2012 and 2011, the Company recorded $7 million, $5 million and $4 million, respectively, of stock‑based compensation expense related to these shares. The total unrecognized compensation cost related to restricted shares of LINTA and LVNTA common stock was approximately $13 million as of December 31, 2013. Such amount will be recognized in the Company's consolidated statements of operations. Restricted shares of LINTA common stock had a weighted average life of 1.6, 2.5 and 2.1 years for the years ended December 31, 2013, 2012 and 2011, respectively. Restricted shares of LVNTA common stock had a weighted average life of 1.8 and 2.3 years at December 31, 2013 and 2012, respectively.

(11) Income Taxes
Income tax expense (benefit) consisted of the following:

	Years ended December 31,
(in millions)	2013	2012	2011
Current:
U.S. federal	$361	369	313
State and local	22	23	28
Foreign jurisdiction	78	136	117
Total	461	528	458
Deferred:
U.S. federal	(107)	(121)	(97)
State and local	(7)	(7)	(15)
Foreign jurisdiction	6	(6)	(4)
Total	(108)	(134)	(116)
Total income tax expense	$353	394	342
Pre-tax income was as follows:

	Years ended December 31,
(in millions)	2013	2012	2011
QVC-U.S.	$824	865	785
QVC-Japan	181	253	199
QVC-Germany	18	29	32
QVC-U.K.	1	(17)	(2)
QVC-Italy	(38)	(49)	(60)
Consolidated QVC	$986	1,081	954
Total income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years ended December 31,
	2013	2012	2011
Provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.7%	1.0%	0.9%
Foreign taxes	0.6%	1.3%	1.3%
Foreign earnings repatriation	(0.4)%	(1.1)%	(1.1)%
Permanent differences	—%	0.1%	—%
Other, net	(0.1)%	0.1%	(0.3)%
Total income tax expense	35.8%	36.4%	35.8%

The tax effects of temporary differences that gave rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
(in millions)	2013	2012
Deferred tax assets:
Accounts receivable, principally due to the allowance for doubtful accounts and related reserves for the uncollectible accounts	$32	29
Inventories, principally due to obsolescence reserves and additional costs of inventories for tax purposes pursuant to the Tax Reform Act of 1986	36	39
Allowance for sales returns	39	33
Deferred compensation	36	27
Unrecognized federal and state tax benefits	29	31
Accrued liabilities	25	29
Other	36	42
Subtotal	233	230
Valuation allowance	(1)	(1)
Total deferred tax assets	232	229
Deferred tax liabilities:
Depreciation and amortization	(1,349)	(1,455)
Cumulative translation of foreign currencies	(47)	(33)
Total deferred tax liabilities	(1,396)	(1,488)
Net deferred tax liability	$(1,164)	(1,259)
In the above table, valuation allowances exist due, in part, to the uncertainty of whether or not the benefit of certain foreign tax credits will ultimately be utilized for income tax purposes.
The Company has recognized tax benefits from the exercise of employee stock options that reduced taxes payable and were credited to additional paid-in capital. The amount of the tax benefits is reported in the consolidated statements of equity.
The Company entered into a Tax Liability Allocation and Indemnification Agreement (the "Tax Agreement"), dated April 26, 2004, with Liberty. The Tax Agreement establishes the methodology for the calculation and payment of income taxes in connection with the consolidation of the Company with Liberty for income tax purposes. Generally, the Tax Agreement provides that the Company will pay Liberty an amount equal to the tax liability, if any, that it would have if it were to file as a consolidated group separate and apart from Liberty, with exceptions for the treatment and timing of certain items, including but not limited to deferred intercompany transactions, credits, and net operating and capital losses. To the extent that the separate company tax expense is different from the payment terms of the Tax Agreement, the difference is recorded as either a dividend or capital contribution. The differences recorded during the years ended December 31, 2013, 2012 and 2011 were $45 million, $47 million and $10 million in dividends, respectively, and related primarily to foreign tax credits recognized by QVC that are creditable under the Tax Agreement when and if utilized in Liberty's consolidated tax return. The amounts of the tax-related balance due to Liberty at December 31, 2013 and 2012 were $78 million and $70 million, respectively, and are included in accrued liabilities in the consolidated balance sheets.
The Company has provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries. The Company expects the amount of foreign tax credits available on those undistributed earnings to offset the U.S. income tax liability and to result in an incremental benefit related to the increased utilization of foreign tax credits. The amount of the U.S. income tax benefit recorded in the years ended December 31, 2013, 2012 and 2011 on those undistributed earnings was $3 million, $12 million and $10 million, respectively.

A reconciliation of the 2013 beginning and ending amount of the liability for unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2013	95
Decreases related to prior year tax positions	(11)
Increases related to current year tax positions	12
Settlements	(7)
Balance at December 31, 2013	89
Included in the balance of unrecognized tax benefits at December 31, 2013 are potential benefits of $58 million (net of a $31 million federal tax effect) that, if recognized, would affect the effective rate on income from continuing operations.
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other income (expense) in the consolidated statements of operations. The Company did not have a material amount of interest accrued related to unrecognized tax benefits or tax penalties.
The Company has tax positions for which the amount of related unrecognized tax benefits could change during 2014. These include federal transfer pricing and nonfederal tax issues. The amount of unrecognized tax benefits related to these issues could have a net decrease of $24 million in 2014 as a result of potential settlements, lapsing of statute of limitations and revisions of settlement estimates.
The Company participates in a consolidated federal return filing with Liberty. As of December 31, 2013, the Company's tax years through 2009 are closed for federal income tax purposes, and the IRS has completed its examination of the Company's 2010, 2011, and 2012 tax years. The Company's 2013 tax year is being examined currently as part of the Liberty consolidated return under the IRS's Compliance Assurance Process ("CAP") program. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of December 31, 2013, the Company, or one of its subsidiaries, was under examination in California, Minnesota, New Jersey, New York, the City of New York and Pennsylvania, as well as in Germany and the U.K.

(12) Commitments and Contingencies
The Company has contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that the amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the consolidated financial statements.
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
(13) Business Acquisitions and Investment in Affiliate
On February 21, 2012, the Company acquired all of the outstanding shares of Send the Trend, Inc. ("STT"). The Company believes that this transaction will strengthen its penetration in e-commerce due to STT's proprietary personalization software.
On December 31, 2012, the Company acquired substantially all of the assets of Oodle, Inc. ("Oodle"). Oodle provides a sophisticated technology platform that is expected to help us capitalize on the growing consumer trend of discovering new products via social media as well as grow our customer base and strengthen our brand as an innovative retailer.
On July 4, 2012, the Company entered into a joint venture with China Broadcasting Corporation, a limited liability company, owned by China National Radio (''CNR'') for a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). The CNRS joint venture is accounted for as an equity method investment as a component of other noncurrent assets on the consolidated balance sheets and loss on investments on the consolidated statements of operations. CNRS operates a retailing business in China through a televised shopping channel with an associated website. CNRS is headquartered in Beijing, China. The joint venture's strategy is to combine CNRS' existing knowledge of the digital shopping market and consumers in China with QVC's global experience and know-how in multimedia retailing.
The aggregate purchase price for these business acquisitions and the investment in affiliate was $95 million.
(14) Assets and Liabilities Measured at Fair Value
For assets and liabilities required to be reported or disclosed at fair value, U.S. GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs, other than quoted market prices included within Level 1, are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at December 31, 2013 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$342	342	—	—
Long-term liabilities:
Debt (note 8)	3,783	—	3,783	—

		Fair value measurements at December 31, 2012 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$424	424	—	—
Interest rate swap arrangements (note 8)	1	—	1	—
Current liabilities:
Interest rate swap arrangements (note 8)	13	—	13	—
Long-term liabilities:
Debt (note 8)	3,626	—	3,626	—
The majority of the Company's Level 2 financial assets and liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in U.S. GAAP. Accordingly, the financial instruments are reported in the foregoing tables as Level 2 fair value instruments.
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
(15) Information about QVC's Operating Segments
Each of the Company's operating segments are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the Internet and mobile applications in certain markets. The Company has operations in the U.S., Japan, Germany, the U.K. and Italy. As such, the Company has identified five reportable segments: the U.S., Japan, Germany, the U.K. and Italy.
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
Performance measures

	Years ended December 31,
	2013		2012		2011
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QVC-U.S.	$5,844	1,352	5,585	1,292	5,412	1,225
QVC-Japan	1,024	212	1,247	279	1,127	241
QVC-Germany	971	173	956	179	1,068	199
QVC-U.K.	657	118	641	104	626	111
QVC-Italy	127	(14)	87	(26)	35	(43)
Consolidated QVC	$8,623	1,841	8,516	1,828	8,268	1,733
Net revenue amounts by product category are not available from our general purpose financial statements.
Other information

	Years ended December 31,
	2013		2012		2011
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QVC-U.S.	$55	362	51	338	52	376
QVC-Japan	23	9	16	10	29	12
QVC-Germany	30	38	31	33	33	36
QVC-U.K.	12	14	21	12	13	11
QVC-Italy	7	8	7	7	8	4
Consolidated QVC	$127	431	126	400	135	439

	Years ended December 31,
	2013		2012
(in millions)	Total assets	Capital expenditures	Total assets	Capital expenditures
QVC-U.S.	$10,322	123	10,541	88
QVC-Japan	732	16	969	105
QVC-Germany	1,109	28	1,064	25
QVC-U.K.	613	16	619	22
QVC-Italy	280	28	245	6
Consolidated QVC	$13,056	211	13,438	246

Long-lived assets, net of accumulated depreciation, by geographic area were as follows:

	December 31,
(in millions)	2013	2012
QVC-U.S.	$448	429
QVC-Japan	220	280
QVC-Germany	244	247
QVC-U.K.	129	128
QVC-Italy	65	47
Consolidated QVC	$1,106	1,131
The following table provides a reconciliation of Adjusted OIBDA to income before income taxes:

	Years ended December 31,
(in millions)	2013	2012	2011
Adjusted OIBDA	$1,841	1,828	1,733
Stock‑based compensation	(38)	(34)	(22)
Depreciation and amortization	(558)	(526)	(574)
Equity in losses of investee	(4)	(4)	(2)
Gains on financial instruments	15	48	50
Interest expense, net	(214)	(233)	(229)
Foreign currency gain (loss)	1	2	(2)
Loss on extinguishment of debt	(57)	—	—
Income before income taxes	$986	1,081	954
(16) Other Comprehensive Income
The change in the component of accumulated other comprehensive income, net of taxes ("AOCI"), is summarized as follows:

(in millions)	Foreign currency translation adjustments	AOCI
Balance at January 1, 2011	$209	209
Other comprehensive loss attributable to QVC, Inc. shareholder	(15)	(15)
Balance at December 31, 2011	194	194
Other comprehensive loss attributable to QVC, Inc. shareholder	(8)	(8)
Balance at December 31, 2012	186	186
Other comprehensive loss attributable to QVC, Inc. shareholder	(47)	(47)
Balance at December 31, 2013	139	139

The component of other comprehensive income is reflected in QVC's consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive income:

(in millions)	Before-tax amount	Tax (expense) benefit	Net-of-tax amount
Year ended December 31, 2013:
Foreign currency translation adjustments	$(64)	(8)	(72)
Other comprehensive loss	(64)	(8)	(72)

Year ended December 31, 2012:
Foreign currency translation adjustments	$(48)	21	(27)
Other comprehensive loss	(48)	21	(27)

Year ended December 31, 2011:
Foreign currency translation adjustments	$(20)	10	(10)
Other comprehensive loss	(20)	10	(10)
(17) Employee Benefit Plans
In certain markets, QVC sponsors defined contribution plans, which provide employees an opportunity to make contributions to a trust for investment in a variety of securities. Generally, the Company makes matching contributions to the plans based on a percentage of the amount contributed by employees. The Company's cash contributions to the plans were $19 million, $16 million and $16 million for the years ended December 31, 2013, 2012 and 2011, respectively.
(18) Subsequent Event
QVC declared and paid dividends to Liberty in the amount of $108 million subsequent to December 31, 2013.
(19) Guarantor/Non-guarantor Subsidiary Financial Information
The following information contains the consolidating financial statements for the Company, the parent on a stand-alone basis (QVC, Inc.), the combined subsidiary guarantors (Affiliate Relations Holdings, Inc.; Affiliate Investment, Inc.; AMI 2, Inc.; ER Marks, Inc.; QVC International LLC; QVC Rocky Mount, Inc. and QVC San Antonio, LLC) and the combined non-guarantor subsidiaries pursuant to Rule 3-10 of Regulation S-X. Certain non-guarantor subsidiaries are majority-owned by QVC International LLC, which is a guarantor subsidiary.
These consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the Company's consolidated financial statements. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, such as management fees, royalty revenue and expense and interest income and expense. Goodwill and other intangible assets have been allocated to the subsidiaries based on management’s estimates. Certain costs have been partially allocated to all of the subsidiaries of the Company.
The subsidiary guarantors are 100% owned by the Company. All guarantees are full and unconditional and are joint and several. There are no significant restrictions on the ability of the Company to obtain funds from its U.S. subsidiaries, including the guarantors, by dividend or loan. The Company has not presented separate notes and other disclosures concerning the subsidiary guarantors as the Company has determined that such material information is available in the notes to the Company's consolidated financial statements.
The Company adjusted the previously reported consolidating financial statements to correctly classify transactions among QVC Inc., the combined subsidiary guarantors and the combined non-guarantor subsidiaries.
The adjustments to the consolidating balance sheets:

•
increased intercompany accounts receivable of the combined non-guarantor subsidiaries by $650 million and increased intercompany accounts payable of QVC, Inc. by $1,055 million related to cumulative revenue net of cumulative cost of goods sold and cumulative operating expenses, which have been attributed from QVC, Inc. to the combined non-guarantor subsidiaries as of December 31, 2012; and

•
increased shareholder’s equity for the combined subsidiary guarantors by $405 million and combined non-guarantor subsidiaries by $650 million with an equal and offsetting increase in the investment in subsidiaries of QVC, Inc. and its corresponding elimination as of December 31, 2012.

The adjustments to the consolidating statements of operations:

•
attributed $231 million and $199 million of revenue, $69 million and $73 million of cost of goods sold and $33 million and $25 million in operating expenses for the years ended 2012 and 2011, respectively, from QVC, Inc. to the combined non-guarantor subsidiaries and recognized equal and offsetting increases in the equity in earnings of subsidiaries of QVC, Inc.; and

•	recognized $63 million and $52 million for the years ended 2012 and 2011, respectively, in net income attributable to noncontrolling interests of QVC, Inc. and eliminated that income in consolidation.
The adjustments to the condensed consolidating statements of cash flows:

•
attributed net cash provided by operating activities from QVC, Inc. to the combined non-guarantor subsidiaries primarily related to revenue net of cost of goods sold and operating expenses of $156 million and $103 million for the years ended 2012 and 2011, respectively;

•
increased net cash provided by the investing activities of QVC, Inc. of $101 million for the year ended 2012, decreased net cash used in the investing activities of QVC, Inc. of $37 million for the year ended 2011 and increased net cash provided by the investing activities of the combined subsidiary guarantors of $49 million for the year ended 2012, all with equal and offsetting eliminations; and

•
increased net cash provided by the financing activities of QVC, Inc. of $55 million and $140 million for the years ended 2012 and 2011, respectively, decreased net cash used in the financing activities of the combined subsidiary guarantors of $48 million for the year ended 2012 and decreased net cash used in the financing activities of the non-guarantor subsidiaries of $152 million and $106 million for the years ended 2012 and 2011, respectively, all with equal and offsetting eliminations.

The adjustments had no impact to the Company's consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of changes in equity or consolidated statements of cash flows for any current and previously reported period.
The effect of the adjustment on equity as of January 1, 2012 was as follows:

(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
As previously reported	$7,890	3,465	1,716	(5,052)	8,019
Adjustment	—	450	465	(915)	—
Adjusted	$7,890	3,915	2,181	(5,967)	8,019

Consolidating balance sheets

December 31, 2013
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$78	133	246	—	457
Restricted cash	11	—	3	—	14
Accounts receivable, net	816	—	295	—	1,111
Inventories	684	—	247	—	931
Deferred income taxes	146	—	16	—	162
Prepaid expenses	20	—	27	—	47
Total current assets	1,755	133	834	—	2,722
Property, plant and equipment, net	265	67	774	—	1,106
Cable and satellite television distribution rights, net	—	510	114	—	624
Goodwill	4,169	—	1,028	—	5,197
Other intangible assets, net	1,128	2,050	158	—	3,336
Other noncurrent assets	8	—	63	—	71
Investments in subsidiaries	4,894	1,628	—	(6,522)	—
Total assets	$12,219	4,388	2,971	(6,522)	13,056
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$2	—	11	—	13
Accounts payable-trade	266	—	159	—	425
Accrued liabilities	463	96	470	—	1,029
Intercompany accounts payable (receivable)	1,019	(879)	(140)	—	—
Total current liabilities	1,750	(783)	500	—	1,467
Long-term portion of debt and capital lease obligations	3,745	—	55	—	3,800
Deferred compensation	13	—	1	—	14
Deferred income taxes	399	923	4	—	1,326
Other long-term liabilities	90	—	18	—	108
Total liabilities	5,997	140	578	—	6,715
Equity:
QVC, Inc. shareholder's equity	6,222	4,248	2,274	(6,522)	6,222
Noncontrolling interest	—	—	119	—	119
Total equity	6,222	4,248	2,393	(6,522)	6,341
Total liabilities and equity	$12,219	4,388	2,971	(6,522)	13,056

Consolidating balance sheets - Adjusted

December 31, 2012
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$75	165	300	—	540
Restricted cash	13	—	2	—	15
Accounts receivable, net	747	—	308	—	1,055
Inventories	691	—	218	—	909
Deferred income taxes	131	—	20	—	151
Prepaid expenses	19	—	34	—	53
Total current assets	1,676	165	882	—	2,723
Property, plant and equipment, net	247	67	817	—	1,131
Cable and satellite television distribution rights, net	—	618	146	—	764
Goodwill	4,169	—	1,065	—	5,234
Other intangible assets, net	1,280	2,049	180	—	3,509
Other noncurrent assets	14	—	63	—	77
Investments in subsidiaries	4,844	1,838	—	(6,682)	—
Total assets	$12,230	4,737	3,153	(6,682)	13,438
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$2	—	10	—	12
Accounts payable-trade	324	—	242	—	566
Accrued liabilities	402	106	447	—	955
Intercompany accounts payable (receivable)	829	(816)	(13)	—	—
Total current liabilities	1,557	(710)	686	—	1,533
Long-term portion of debt and capital lease obligations	3,404	—	61	—	3,465
Deferred compensation	11	—	1	—	12
Deferred income taxes	431	964	15	—	1,410
Other long-term liabilities	137	17	30	—	184
Total liabilities	5,540	271	793	—	6,604
Equity:
QVC, Inc. shareholder's equity	6,690	4,466	2,216	(6,682)	6,690
Noncontrolling interest	—	—	144	—	144
Total equity	6,690	4,466	2,360	(6,682)	6,834
Total liabilities and equity	$12,230	4,737	3,153	(6,682)	13,438

Consolidating statements of operations

Year ended December, 2013
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$5,914	841	2,914	(1,046)	8,623
Cost of goods sold	3,804	107	1,831	(277)	5,465
Gross profit	2,110	734	1,083	(769)	3,158
Operating expenses:
Operating	168	214	358	—	740
Selling, general and administrative, including stock-based compensation	1,028	—	356	(769)	615
Depreciation	38	6	83	—	127
Amortization of intangible assets	204	146	81	—	431
Intercompany management expense (income)	50	1	(51)	—	—
	1,488	367	827	(769)	1,913
Operating income	622	367	256	—	1,245
Other (expense) income:
Equity in losses of investee	—	—	(4)	—	(4)
Gains on financial instruments	12	—	3	—	15
Interest expense, net	(214)	—	—	—	(214)
Foreign currency (loss) gain	(13)	—	14	—	1
Loss on extinguishment of debt	(57)	—	—	—	(57)
Intercompany interest (expense) income	(16)	51	(35)	—	—
	(288)	51	(22)	—	(259)
Income before income taxes	334	418	234	—	986
Income tax expense	(119)	(132)	(102)	—	(353)
Equity in earnings of subsidiaries, net of tax	418	67	—	(485)	—
Net income	633	353	132	(485)	633
Less net income attributable to the noncontrolling interest	(45)	—	(45)	45	(45)
Net income attributable to QVC, Inc. shareholder	$588	353	87	(440)	588

Consolidating statements of operations - Adjusted

Year ended December 31, 2012
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$5,653	819	3,078	(1,034)	8,516
Cost of goods sold	3,644	116	1,941	(282)	5,419
Gross profit	2,009	703	1,137	(752)	3,097
Operating expenses:
Operating	140	206	369	—	715
Selling, general and administrative, including stock-based compensation	1,002	1	337	(752)	588
Depreciation	35	4	87	—	126
Amortization of intangible assets	204	130	66	—	400
Intercompany management expense (income)	60	(14)	(46)	—	—
	1,441	327	813	(752)	1,829
Operating income	568	376	324	—	1,268
Other (expense) income:
Equity in losses of investee	—	—	(4)	—	(4)
Gains on financial instruments	48	—	—	—	48
Interest expense, net	(233)	—	—	—	(233)
Foreign currency (loss) gain	(10)	4	8	—	2
Intercompany interest (expense) income	(13)	51	(38)	—	—
	(208)	55	(34)	—	(187)
Income before income taxes	360	431	290	—	1,081
Income tax expense	(116)	(141)	(137)	—	(394)
Equity in earnings of subsidiaries, net of tax	443	93	—	(536)	—
Net income	687	383	153	(536)	687
Less net income attributable to the noncontrolling interest	(63)	—	(63)	63	(63)
Net income attributable to QVC, Inc. shareholder	$624	383	90	(473)	624

Consolidating statements of operations - Adjusted

Year ended December 31, 2011
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$5,485	790	2,988	(995)	8,268
Cost of goods sold	3,507	120	1,906	(255)	5,278
Gross profit	1,978	670	1,082	(740)	2,990
Operating expenses:
Operating	166	201	377	—	744
Selling, general and administrative, including stock-based compensation	947	—	328	(740)	535
Depreciation	36	4	95	—	135
Amortization of intangible assets	242	133	64	—	439
Intercompany management expense (income)	89	(27)	(62)	—	—
	1,480	311	802	(740)	1,853
Operating income	498	359	280	—	1,137
Other (expense) income:
Equity in losses of investee	—	—	(2)	—	(2)
Gains on financial instruments	50	—	—	—	50
Interest (expense) income	(230)	—	1	—	(229)
Foreign currency (loss) gain	(3)	(2)	3	—	(2)
Intercompany interest (expense) income	(9)	53	(44)	—	—
	(192)	51	(42)	—	(183)
Income before income taxes	306	410	238	—	954
Income tax expense	(110)	(124)	(108)	—	(342)
Equity in earnings of subsidiaries, net of tax	416	70	—	(486)	—
Net income	612	356	130	(486)	612
Less net income attributable to the noncontrolling interest	(52)	—	(52)	52	(52)
Net income attributable to QVC, Inc. shareholder	$560	356	78	(434)	560

Consolidating statements of comprehensive income

Year ended December 31, 2013
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$633	353	132	(485)	633
Foreign currency translation adjustments	(72)	—	(72)	72	(72)
Total comprehensive income	561	353	60	(413)	561
Comprehensive income attributable to noncontrolling interest	(20)	—	(20)	20	(20)
Comprehensive income attributable to QVC, Inc. shareholder	$541	353	40	(393)	541
Consolidating statements of comprehensive income - Adjusted

Year ended December 31, 2012
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$687	383	153	(536)	687
Foreign currency translation adjustments	(27)	—	(27)	27	(27)
Total comprehensive income	660	383	126	(509)	660
Comprehensive income attributable to noncontrolling interest	(44)	—	(44)	44	(44)
Comprehensive income attributable to QVC, Inc. shareholder	$616	383	82	(465)	616
Consolidating statements of comprehensive income - Adjusted

Year ended December 31, 2011
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	612	356	130	(486)	612
Foreign currency translation adjustments	(10)	—	(10)	10	(10)
Total comprehensive income	602	356	120	(476)	602
Comprehensive income attributable to noncontrolling interest	(57)	—	(57)	57	(57)
Comprehensive income attributable to QVC, Inc. shareholder	$545	356	63	(419)	545

Consolidating statements of cash flows

Year ended December 31, 2013
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$379	389	205	—	973
Investing activities:
Capital expenditures, net	(106)	(8)	(97)	—	(211)
Expenditures for cable and satellite television distribution rights, net	—	(56)	(2)	—	(58)
Decrease (increase) in restricted cash	2	—	(1)	—	1
Changes in other noncurrent assets	(1)	—	(1)	—	(2)
Intercompany investing activities	368	277	—	(645)	—
Net cash provided by (used in) investing activities	263	213	(101)	(645)	(270)
Financing activities:
Principal payments of debt and capital lease obligations	(2,375)	—	(12)	—	(2,387)
Principal borrowings of debt from senior secured credit facility	1,674	—	—	—	1,674
Proceeds from issuance of senior secured notes, net of original issue discount	1,050	—	—	—	1,050
Payment of debt origination fees	(16)	—	—	—	(16)
Payment of bond premium fees	(46)	—	—	—	(46)
Other financing activities	12	—	—	—	12
Dividends paid to Liberty	(1,005)	—	—	—	(1,005)
Dividends paid to noncontrolling interest	—	—	(45)	—	(45)
Net short-term intercompany debt borrowings (repayments)	190	(63)	(127)	—	—
Intercompany financing activities	(123)	(571)	49	645	—
Net cash used in financing activities	(639)	(634)	(135)	645	(763)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(23)	—	(23)
Net increase (decrease) in cash and cash equivalents	3	(32)	(54)	—	(83)
Cash and cash equivalents, beginning of period	75	165	300	—	540
Cash and cash equivalents, end of period	$78	133	246	—	457

Consolidating statements of cash flows - Adjusted

Year ended December 31, 2012
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$462	412	332	—	1,206
Investing activities:
Capital expenditures, net	(76)	(5)	(165)	—	(246)
Expenditures for cable and satellite television distribution rights, net	—	(1)	(1)	—	(2)
Cash paid for joint ventures and acquisitions of businesses, net of cash received	—	—	(95)	—	(95)
Decrease in restricted cash	2	—	—	—	2
Changes in other noncurrent assets	(3)	—	—	—	(3)
Intercompany investing activities	443	265	—	(708)	—
Net cash provided by (used in) investing activities	366	259	(261)	(708)	(344)
Financing activities:
Principal payments of debt and capital lease obligations	(1,237)	—	(9)	—	(1,246)
Principal borrowings of debt from senior secured credit facility	1,717	—	—	—	1,717
Proceeds from issuance of senior secured notes	500	—	—	—	500
Payment of debt origination fees	(7)	—	—	—	(7)
Other financing activities	20	—	—	—	20
Dividends paid to Liberty	(1,817)	—	—	—	(1,817)
Dividend paid to noncontrolling interest	—	—	(29)	—	(29)
Net short-term intercompany debt borrowings (repayments)	214	(59)	(155)	—	—
Intercompany financing activities	(146)	(670)	108	708	—
Net cash used in financing activities	(756)	(729)	(85)	708	(862)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(20)	—	(20)
Net increase (decrease) in cash and cash equivalents	72	(58)	(34)	—	(20)
Cash and cash equivalents, beginning of period	3	223	334	—	560
Cash and cash equivalents, end of period	$75	165	300	—	540

Consolidating statements of cash flows - Adjusted

Year ended December 31, 2011
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$225	380	213	—	818
Investing activities:
Capital expenditures, net	(83)	(8)	(168)	—	(259)
Expenditures for cable and satellite television distribution rights, net	—	(2)	—	—	(2)
Decrease in restricted cash	1	—	—	—	1
Changes in other noncurrent assets and liabilities	5	—	(1)	—	4
Intercompany investing activities	348	190	—	(538)	—
Net cash provided by (used in) investing activities	271	180	(169)	(538)	(256)
Financing activities:
Principal payments of debt and capital lease obligations	(825)	—	(12)	—	(837)
Principal borrowings of debt from senior secured credit facility	465	—	—	—	465
Dividends paid to Liberty	(205)	—	—	—	(205)
Dividends paid to noncontrolling interest	—	—	(50)	—	(50)
Net short-term intercompany debt borrowings (repayments)	104	2	(106)	—	—
Intercompany financing activities	(76)	(499)	37	538	—
Net cash used in financing activities	(537)	(497)	(131)	538	(627)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	4	—	4
Net (decrease) increase in cash and cash equivalents	(41)	63	(83)	—	(61)
Cash and cash equivalents, beginning of period	44	160	417	—	621
Cash and cash equivalents, end of period	$3	223	334	—	560

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
Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
Audit Fees and All Other Fees
The following table presents fees for professional audit services rendered by KPMG LLP and its international affiliates for the audit of our consolidated financial statements for 2013 and 2012 and fees billed for other services rendered by KPMG LLP:

	Year ended December 31,
	2013	2012
Audit fees (1)	$2,850,434	2,922,573
Audit related fees (2)	—	507,805
Audit and audit related fees	2,850,434	3,430,378
Tax fees (3)	245,038	68,682
Total fees	$3,095,472	3,499,060
(1) Audit fees include fees for the audit and quarterly reviews of our 2013 and 2012 consolidated financial statements and reviews of registration statements and issuance of consents.
(2) Audit related fees consist of professional consultations with respect to accounting issues affecting our financial statements, due diligence related to potential business ventures and audits of financial statements of certain employee benefits plans.
(3) Tax fees consist of tax compliance and consultations regarding the tax implications of certain transactions.
Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor
The audit committee of Liberty has adopted a policy regarding the pre-approval of all audit and permissible non-audit services provided by our independent auditor. Pursuant to this policy, Liberty's audit committee has approved the engagement of our independent auditor to provide the following services (all of which are collectively referred to as "pre-approved services"):

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

•
Audit related services as specified in the policy, including (i) due diligence services, (ii) financial statement audits of employee benefit plans, (iii) consultations with management as to the accounting or disclosure treatment of transactions, (iv) attest services not required by statute or regulation, (v) certain audits incremental to the audit of our consolidated financial statements, (vi) closing balance sheet audits related to dispositions, and (vii) general assistance with implementation of the requirements of certain SEC rules or listing standards; and

III-1

•
Tax services as specified in the policy, including federal, state, local and international tax planning, compliance and review services, and tax due diligence and advice regarding mergers and acquisitions.

Notwithstanding the foregoing general pre-approval, if an individual project involving the provision of pre-approved services is expected to result in fees in excess of $100,000, or if individual projects under $100,000 are expected to total $500,000 during the period between the regularly scheduled meetings of Liberty's audit committee, then such projects will require the specific pre-approval of Liberty's audit committee. Liberty's audit committee has delegated the authority for the foregoing approvals to the chairman of the audit committee, subject to his subsequent disclosure to the entire audit committee of the granting of any such approval. M. LaVoy Robison currently serves as the chairman of Liberty's audit committee. In addition, the independent auditor is required to provide a report at each regularly scheduled audit committee meeting on all pre-approved services incurred during the preceding quarter. Any engagement of our independent auditor for services other than the pre-approved services requires the specific approval of Liberty's audit committee.
Liberty's pre-approval policy prohibits the engagement of our independent auditor to provide any services that are subject to the prohibition imposed by Section 201 of the Sarbanes-Oxley Act.
All services provided by our independent auditor during 2013 were approved in accordance with the terms of the policy.

III-2

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
(a) (3) Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):
3 - Articles of Incorporation and Bylaws:

3.1
Restated Certificate of Incorporation of QVC, Inc. dated October 26, 2009 (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-184501) as filed on October 19, 2012 (the "S-4"))

3.2	Amended and Restated By-Laws of QVC, Inc (incorporated by reference to Exhibit 3.2 to the S-4)
4 - Instruments Defining the Rights to Securities Holders, Including Indentures:

4.1
Indenture dated as of September 25, 2009 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, as supplemented by that Supplemental Indenture dated as of June 30, 2011 (incorporated by reference to Exhibit 10.1 to the S-4)

4.2
Indenture dated as of March 23, 2010 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, as supplemented by that Supplemental Indenture dated as of June 30, 2011 (incorporated by reference to Exhibit 10.2 to the S-4)

4.3	Indenture dated as of July 2, 2012 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the S-4)
4.4
Indenture dated as of March 18, 2013 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 333-184501) as filed on May 9, 2013)

4.5
Amended and Restated Credit Agreement, dated as of March 1, 2013, among QVC, Inc., as Borrower, J.P. Morgan Securities LLC, as Lead Arranger and Lead Bookrunner, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A., and BNP Paribas, as Syndication Agents, and the parties named therein as Lenders, Documentation Agents and Co-Lead Arrangers and Co-Bookrunners (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K (File No. 333-184501) as filed on March 7, 2013)

10 - Material Contracts:

10.1	Forms of Indemnification Agreements between QVC, Inc. and executive officers (incorporated by reference to Exhibit 10.16 to the S-4)
21 - Subsidiaries:*

21.1	Subsidiaries of the Registrant*
31 - Certification Letters:*

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32 - Section 1350 Certification Letter:*

32.1	Section 1350 Certification*
101 - XBRL:**

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QVC, Inc.

Date: March 3, 2014	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: March 3, 2014	By:/s/ THADDEUS J. JASTRZEBSKI
Thaddeus J. Jastrzebski
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: March 3, 2014	By:/s/ CHRISTOPER W. SHEAN
Christopher W. Shean
Senior Vice President and Chief Financial Officer of Liberty Interactive, LLC, as the sole member of Liberty QVC Holdings, LLC, as Shareholder‑Director of QVC, Inc.

EXHIBIT INDEX
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1
Restated Certificate of Incorporation of QVC, Inc. dated October 26, 2009 (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-184501) as filed on October 19, 2012 (the "S-4"))

3.2	Amended and Restated By-Laws of QVC, Inc (incorporated by reference to Exhibit 3.2 to the S-4)
4.1
Indenture dated as of September 25, 2009 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, as supplemented by that Supplemental Indenture dated as of June 30, 2011 (incorporated by reference to Exhibit 10.1 to the S-4)

4.2
Indenture dated as of March 23, 2010 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, as supplemented by that Supplemental Indenture dated as of June 30, 2011 (incorporated by reference to Exhibit 10.2 to the S-4)

4.3	Indenture dated as of July 2, 2012 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the S-4)
4.4
Indenture dated as of March 18, 2013 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 333-184501) as filed on May 9, 2013)

4.5
Amended and Restated Credit Agreement, dated as of March 1, 2013, among QVC, Inc., as Borrower, J.P. Morgan Securities LLC, as Lead Arranger and Lead Bookrunner, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A., and BNP Paribas, as Syndication Agents, and the parties named therein as Lenders, Documentation Agents and Co-Lead Arrangers and Co-Bookrunners (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K (File No. 333-184501) as filed on March 7, 2013)

10.1	Forms of Indemnification Agreements between QVC, Inc. and executive officers (incorporated by reference to Exhibit 10.16 to the S-4)
21.1	Subsidiaries of the Registrant*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32.1	Section 1350 Certification*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**
* Filed herewith.
**Furnished herewith.

IV-4