Form 10-Q
period 2014-03-31
QVC INC
filed 2014-05-09
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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

QVC, Inc.
2014 QUARTERLY REPORT ON FORM 10‑Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(in millions)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$558	457
Restricted cash	14	14
Accounts receivable, less allowance for doubtful accounts of $82 million at March 31, 2014 and $83 million at December 31, 2013	857	1,111
Inventories	1,017	931
Deferred income taxes	163	162
Prepaid expenses	54	47
Total current assets	2,663	2,722
Property and equipment, net of accumulated depreciation of $958 million at March 31, 2014 and $919 million at December 31, 2013	1,096	1,106
Cable and satellite television distribution rights, net	586	624
Goodwill	5,207	5,197
Other intangible assets, net	3,296	3,336
Other noncurrent assets	72	71
Total assets	$12,920	13,056
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$12	13
Accounts payable-trade	541	494
Accrued liabilities	781	960
Total current liabilities	1,334	1,467
Long-term portion of debt and capital lease obligations	3,998	3,800
Deferred compensation	14	14
Deferred income taxes	1,273	1,326
Other long-term liabilities	140	108
Total liabilities	6,759	6,715
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value	—	—
Additional paid-in capital	6,716	6,703
Accumulated deficit	(813)	(620)
Accumulated other comprehensive income	152	139
Total QVC, Inc. stockholder's equity	6,055	6,222
Noncontrolling interest	106	119
Total equity	6,161	6,341
Total liabilities and equity	$12,920	13,056

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
(in millions)	2014	2013
Net revenue	$1,986	1,974
Cost of goods sold	1,256	1,252
Gross profit	730	722
Operating expenses:
Operating	178	173
Selling, general and administrative, including stock-based compensation	148	155
Depreciation	33	30
Amortization	111	104
	470	462
Operating income	260	260
Other (expense) income:
Equity in (losses) earnings of investee	(1)	1
Gains on financial instruments	—	12
Interest expense, net	(62)	(63)
Foreign currency loss	(1)	(1)
Loss on extinguishment of debt	—	(41)
	(64)	(92)
Income before income taxes	196	168
Income tax expense	(74)	(62)
Net income	122	106
Less net income attributable to the noncontrolling interest	(9)	(12)
Net income attributable to QVC, Inc. stockholder	$113	94

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
(in millions)	2014	2013
Net income	$122	106
Foreign currency translation adjustments	16	(91)
Total comprehensive income	138	15
Comprehensive (income) loss attributable to noncontrolling interest	(12)	1
Comprehensive income attributable to QVC, Inc. stockholder	$126	16

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
(in millions)	2014	2013
Operating activities:
Net income	$122	106
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses (earnings) of investee	1	(1)
Deferred income taxes	(57)	(22)
Foreign currency loss	1	1
Depreciation	33	30
Amortization	111	104
Change in fair value of financial instruments and noncash interest	2	(10)
Loss on extinguishment of debt	—	41
Stock-based compensation	8	10
Change in other long-term liabilities	34	4
Effects of changes in working capital items	6	(88)
Net cash provided by operating activities	261	175
Investing activities:
Capital expenditures, net	(29)	(33)
Expenditures for cable and satellite television distribution rights, net	(8)	(25)
Changes in other noncurrent assets	(2)	(4)
Net cash used in investing activities	(39)	(62)
Financing activities:
Principal payments of debt and capital lease obligations	(1,188)	(1,168)
Principal borrowings of debt from senior secured credit facility	384	240
Proceeds from issuance of senior secured notes, net of original issue discount	999	1,050
Payment of debt origination fees	(12)	(14)
Payment of bond premium fees	—	(33)
Other financing activities	7	4
Dividends paid to Liberty	(286)	(244)
Dividends paid to noncontrolling interest	(25)	(25)
Net cash used in financing activities	(121)	(190)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(24)
Net increase (decrease) in cash and cash equivalents	101	(101)
Cash and cash equivalents, beginning of period	457	540
Cash and cash equivalents, end of period	$558	439
Effects of changes in working capital items:
Decrease in accounts receivable	$256	274
Increase in inventories	(86)	(36)
Increase in prepaid expenses	(6)	(2)
Increase (decrease) in accounts payable‑trade	49	(129)
Decrease in accrued liabilities and other	(207)	(195)
Effects of changes in working capital items	$6	(88)

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2013	1	$—	6,703	(620)	139	119	6,341
Net income	—	—	—	113	—	9	122
Foreign currency translation adjustments	—	—	—	—	13	3	16
Dividends paid to Liberty and noncontrolling interest	—	—	—	(286)	—	(25)	(311)
Impact of tax liability allocation and indemnification agreement with Liberty	—	—	—	(20)	—	—	(20)
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	(2)	—	—	—	(2)
Excess tax benefit resulting from stock-based compensation	—	—	7	—	—	—	7
Stock‑based compensation	—	—	8	—	—	—	8
Balance, March 31, 2014	1	$—	6,716	(813)	152	106	6,161

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(1) Basis of Presentation
QVC, Inc. (unless otherwise indicated or required by the context, the terms "we," "our," "us," the "Company" and "QVC" refer to QVC, Inc. and its consolidated subsidiaries) is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise‑focused televised shopping programs, the Internet and mobile applications. In the United States, QVC's live programming is distributed via its nationally televised shopping program 24 hours per day, 364 days per year ("QVC-U.S."). Internationally, QVC's program services are based in Japan ("QVC-Japan"), Germany ("QVC-Germany"), the United Kingdom ("QVC-U.K.") and Italy ("QVC-Italy"). QVC-Japan distributes live programming 24 hours per day, QVC-Germany distributes its program 24 hours per day with 17 hours of live programming and QVC-U.K. distributes its program 24 hours per day with 17 hours of live programming. QVC-Italy distributes programming live for 17 hours per day on satellite and digital terrestrial television and an additional seven hours per day of recorded programming on satellite and seven hours per day of general interest programming on digital terrestrial television.
The Company also has a joint venture with China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR''), with a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS distributes live programming for 15 hours per day and recorded programming for nine hours per day. This joint venture is accounted for as an equity method investment recorded as equity in (losses) earnings of investee in the condensed consolidated statements of operations.
Additionally, the Company has a venture with Mitsui & Co. LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the three months ended March 31, 2014 and 2013, QVC-Japan paid dividends to Mitsui of $25 million and $25 million, respectively.
We are an indirect wholly owned subsidiary of Liberty Interactive Corporation ("Liberty") (Nasdaq: LINTA, LINTB, LVNTA and LVNTB), which owns interests in a broad range of digital commerce businesses. We are attributed to the Liberty Interactive tracking stock, which tracks the assets and liabilities of Liberty's Interactive Group (the "Interactive Group"). The Interactive Group does not represent a separate legal entity; rather, it represents those businesses, assets and liabilities that are attributed to that group. Liberty also attributes to its Interactive Group those businesses primarily focused on digital commerce and its approximate 38% ownership interest in HSN, Inc. ("HSN"), one of our two closest televised shopping competitors.
In October 2013, Liberty announced that its board has authorized management to pursue a plan to recapitalize (the "Recapitalization") its Liberty Interactive Group tracking stock into two new tracking stocks, one (currently the Liberty Interactive common stock) to be renamed the QVC Group common stock and the other to be designated as the Liberty Digital Commerce common stock. In the Recapitalization, record holders of Series A and Series B Liberty Interactive common stock would receive one share of the corresponding series of Liberty Digital Commerce common stock for each 10 shares of the renamed QVC Group common stock held by them as of the effective date. Liberty intends to attribute to the Liberty Digital Commerce Group its operating subsidiaries Provide Commerce, Inc.; Backcountry.com, Inc.; Bodybuilding.com, LLC; CommerceHub; Right Start and the Evite.com business along with cash and certain liabilities. The QVC Group, which is currently known as the Liberty Interactive Group, would have attributed to it the Company and Liberty’s approximate 38% interest in HSN, along with cash and certain liabilities.
On April 16, 2014, QVC announced plans to expand its global presence into France. Similar to its other markets, QVC plans to offer a highly immersive digital shopping experience, with strong integration across e-commerce, TV, mobile and social platforms, with the launch scheduled for the second quarter of 2015.
The condensed consolidated financial statements include the accounts of the Company and its majority‑owned subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The accompanying (a) condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and (b) interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in QVC's Annual Report on Form 10-K for the year ended December 31, 2013.
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
Certain prior period amounts have been reclassified to conform with current period presentation.
(2) Cable and Satellite Television Distribution Rights, Net
Cable and satellite television distribution rights consisted of the following:

	March 31,	December 31,
(in millions)	2014	2013
Cable and satellite television distribution rights	$2,335	2,324
Less accumulated amortization	(1,749)	(1,700)
Cable and satellite television distribution rights, net	$586	624
The Company recorded amortization expense of $47 million and $42 million for the three months ended March 31, 2014 and 2013, respectively, related to cable and satellite television distribution rights.
As of March 31, 2014, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2014	$132
2015	168
2016	163
2017	112
2018	6
(3) Goodwill
The changes in the carrying amount of goodwill were as follows:

(in millions)	QVC-U.S.	QVC-Japan	QVC-Germany	QVC-U.K.	QVC-Italy	Total
Balance as of December 31, 2013	$4,190	288	348	216	155	5,197
Exchange rate fluctuations	—	8	1	1	—	10
Balance as of March 31, 2014	$4,190	296	349	217	155	5,207

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(4) Other Intangible Assets, Net
Other intangible assets consisted of the following:

	March 31,			December 31,
	2014			2013
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$627	(412)	215	615	(393)	222
Affiliate and customer relationships	2,450	(1,846)	604	2,450	(1,802)	648
Debt origination fees	64	(15)	49	51	(13)	38
Trademarks (indefinite life)	2,428	—	2,428	2,428	—	2,428
	$5,569	(2,273)	3,296	5,544	(2,208)	3,336
The Company recorded amortization expense of $64 million and $62 million for the three months ended March 31, 2014 and 2013, respectively, related to other intangible assets.
As of March 31, 2014, the related amortization expense and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2014	$215
2015	265
2016	229
2017	130
2018	9
(5) Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31,	December 31,
(in millions)	2014	2013
Accounts payable non-trade	$202	323
Income taxes	132	126
Accrued compensation and benefits	87	98
Deferred revenue	86	73
Allowance for sales returns	76	108
Accrued interest	71	58
Sales and other taxes	44	79
Other	83	95
	$781	960

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(6) Long-Term Debt
Long-term debt consisted of the following:

	March 31,	December 31,
(in millions)	2014	2013
3.125% Senior Secured Notes due 2019, net of original issue discount	$399	—
7.5% Senior Secured Notes due 2019, net of original issue discount	761	761
7.375% Senior Secured Notes due 2020	500	500
5.125% Senior Secured Notes due 2022	500	500
4.375% Senior Secured Notes due 2023, net of original issue discount	750	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	—
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
Senior secured credit facility	124	922
Capital lease obligations	76	80
Total debt	4,010	3,813
Less current portion	(12)	(13)
Long-term portion of debt and capital lease obligations	$3,998	3,800
Senior Secured Notes
On March 18, 2014, QVC issued $400 million principal amount of 3.125% Senior Secured Notes due 2019 at an issue price of 99.828% and $600 million principal amount of 4.850% Senior Secured Notes due 2024 at an issue price of 99.927% (collectively, the “Notes”). The Notes are secured by a first-priority lien on the capital stock of QVC, which is the same collateral that secures QVC's existing secured indebtedness and certain future indebtedness. The net proceeds from the offerings were used to repay indebtedness under QVC’s senior secured credit facility and for working capital and other general corporate purposes. Interest is payable semi-annually.
Senior Secured Credit Facility
QVC had approximately $1.9 billion available under the terms of the senior secured credit facility at March 31, 2014. The interest rate on the senior secured credit facility was 1.9% at March 31, 2014.
Other Debt Related Information
QVC was in compliance with all of its debt covenants at March 31, 2014.
During the quarter, there were no significant changes to QVC's debt credit ratings.
The weighted average rate applicable to all of the outstanding debt (excluding capital leases) was 5.4% as of March 31, 2014.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(7) Leases and Transponder Service Arrangements
Future minimum payments under noncancelable operating leases and capital transponder leases with initial terms of one year or more at March 31, 2014 consisted of the following:

(in millions)	Capital transponders	Operating leases
Remainder of 2014	$11	14
2015	11	14
2016	11	12
2017	11	10
2018	12	9
Thereafter	29	104
Total	$85	163
The Company has entered into ten separate agreements with transponder suppliers to transmit its signals in the U.S., Germany and the U.K. at an aggregate monthly cost of $1 million. Depreciation expense related to the transponders was $3 million and $4 million for the three months ended March 31, 2014 and 2013, respectively. Total future minimum capital lease payments of $85 million include $9 million of imputed interest. The transponder service agreements for our U.S. transponders expire in 2019 through 2020. The transponder service agreements for our international transponders expire in December 2014 through 2022.
Expenses for operating leases, principally for data processing equipment and facilities and for satellite uplink service agreements, amounted to $7 million and $8 million for the three months ended March 31, 2014 and 2013, respectively.
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
For the three month period ended March 31, 2014, the Company recorded a tax provision of $74 million, which represented an effective tax rate of 37.8%. For the three month period ended March 31, 2013, the Company recorded a tax provision of $62 million, which represented an effective tax rate of 36.9%. These rates differ from the U.S. federal income tax rate of 35.0% due primarily to state tax expense.
QVC is party to ongoing discussions with the Internal Revenue Service under the Compliance Assurance Process audit program. The Company files Federal tax returns on a consolidated basis with its parent company, Liberty. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of March 31, 2014, the Company, or one of its subsidiaries, was under examination in California, Minnesota, New Jersey, New York, the City of New York and Pennsylvania, as well as in Germany and the U.K.
The amounts of the tax-related balances due to Liberty at March 31, 2014 and December 31, 2013 were $72 million and $78 million, respectively, and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The Company entered into a Tax Liability Allocation and Indemnification Agreement (the “Tax Agreement”) with Liberty. The Tax Agreement establishes the methodology for the calculation and payment of income taxes in connection with the consolidation of the Company with Liberty for income tax purposes. Generally, the Tax Agreement provides that the Company will pay Liberty an amount equal to the tax liability, if any, that it would have if it were to file as a consolidated group separate and apart from Liberty, with exceptions for the treatment and timing of certain items, including but not limited to deferred intercompany transactions, credits, and net operating and capital losses. To the extent that the separate company tax expense is different from the payment terms of the Tax Agreement, the difference is recorded as either a dividend or capital contribution.
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
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at March 31, 2014 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$457	457	—	—
Long-term liabilities:
Debt (note 6)	4,069	—	4,069	—

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

		Fair value measurements at December 31, 2013 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$342	342	—	—
Long-term liabilities:
Debt (note 6)	3,783	—	3,783	—
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
Performance measures

	Three months ended March 31,		Three months ended March 31,
	2014		2013
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QVC-U.S.	$1,305	301	1,297	291
QVC-Japan	234	47	256	54
QVC-Germany	250	39	250	43
QVC-U.K.	165	27	140	19
QVC-Italy	32	(2)	31	(3)
Consolidated QVC	$1,986	412	1,974	404
Net revenue amounts by product category are not available from our general purpose financial statements.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Other information

	Three months ended March 31,		Three months ended March 31,
	2014		2013
(in millions)	Depreciation	Amortization	Depreciation	Amortization
QVC-U.S.	$13	94	13	88
QVC-Japan	5	2	3	2
QVC-Germany	8	11	8	9
QVC-U.K.	4	3	4	3
QVC-Italy	3	1	2	2
Consolidated QVC	$33	111	30	104

	March 31,		December 31,
	2014		2013
(in millions)	Total assets	Capital expenditures, net	Total assets	Capital expenditures, net
QVC-U.S.	$10,136	16	10,322	123
QVC-Japan	741	(2)	732	16
QVC-Germany	1,137	4	1,109	28
QVC-U.K.	624	2	613	16
QVC-Italy	282	9	280	28
Consolidated QVC	$12,920	29	13,056	211
Long-lived assets, net of accumulated depreciation, by geographic area were as follows:

	March 31,	December 31,
(in millions)	2014	2013
QVC-U.S.	$439	448
QVC-Japan	219	220
QVC-Germany	240	244
QVC-U.K.	127	129
QVC-Italy	71	65
Consolidated QVC	$1,096	1,106

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The following table provides a reconciliation of Adjusted OIBDA to income before income taxes:

	Three months ended March 31,
(in millions)	2014	2013
Adjusted OIBDA	$412	404
Stock‑based compensation	(8)	(10)
Depreciation and amortization	(144)	(134)
Equity in (losses) earnings of investee	(1)	1
Gains on financial instruments	—	12
Interest expense, net	(62)	(63)
Foreign currency loss	(1)	(1)
Loss on extinguishment of debt	—	(41)
Income before income taxes	$196	168
(12) Other Comprehensive Income
The change in the component of accumulated other comprehensive income, net of taxes ("AOCI"), is summarized as follows:

(in millions)	Foreign currency translation adjustments	AOCI
Balance at January 1, 2013	$186	186
Other comprehensive loss attributable to QVC, Inc. stockholder	(78)	(78)
Balance at March 31, 2013	108	108

Balance at January 1, 2014	$139	139
Other comprehensive income attributable to QVC, Inc. stockholder	13	13
Balance at March 31, 2014	152	152
The component of other comprehensive income is reflected in QVC's condensed consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive income:

(in millions)	Before-tax amount	Tax (expense) benefit	Net-of-tax amount
Three months ended March 31, 2014:
Foreign currency translation adjustments	$19	(3)	16
Other comprehensive income (loss)	19	(3)	16

Three months ended March 31, 2013:
Foreign currency translation adjustments	$(116)	25	(91)
Other comprehensive (loss) income	(116)	25	(91)
(13) Subsequent Events
QVC declared and paid dividends to Liberty in the amount of $50 million subsequent to March 31, 2014.

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
These condensed consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the Company's condensed consolidated financial statements. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, such as management fees, royalty revenue and expense and interest income and expense. Goodwill and other intangible assets have been allocated to the subsidiaries based on management’s estimates. Certain costs have been partially allocated to all of the subsidiaries of the Company.
The subsidiary guarantors are 100% owned by the Company. All guarantees are full and unconditional and are joint and several. There are no significant restrictions on the ability of the Company to obtain funds from its U.S. subsidiaries, including the guarantors, by dividend or loan. The Company has not presented separate notes and other disclosures concerning the subsidiary guarantors as the Company has determined that such material information is available in the notes to the Company's condensed consolidated financial statements.
The Company adjusted the previously reported consolidating financial statements to correctly classify transactions among QVC Inc., the combined subsidiary guarantors and the combined non-guarantor subsidiaries.
The adjustments to the condensed consolidating statements of operations:

•
attributed net revenue of $54 million, cost of goods sold of $11 million and operating expenses of $8 million from QVC, Inc. to the combined non-guarantor subsidiaries for the three months ended March 31, 2013; and

•	recognized equal and offsetting increases in the equity in earnings of subsidiaries of QVC, Inc. with a corresponding elimination for the three months ended March 31, 2013.
The adjustments to the condensed consolidating statements of cash flows:

•
attributed net cash provided by operating activities of $37 million from QVC, Inc. to the combined non-guarantor subsidiaries primarily related to revenue net of cost of goods sold and operating expenses for the three months ended March 31, 2013;

•	attributed net cash provided by operating activities of $2 million from QVC, Inc. to the combined subsidiary guarantors for the three months ended March 31, 2013;

•
decreased net cash provided by the investing activities of $35 million of QVC, Inc., decreased net cash provided by the investing activities of $2 million of the combined subsidiary guarantors and increased net cash provided by the investing activities of $4 million of the combined non-guarantor subsidiaries, all with equal and offsetting eliminations, for the three months ended March 31, 2013; and

•
increased net cash provided by the financing activities of $74 million of QVC, Inc. and decreased net cash used in the financing activities of $41 million of the non-guarantor subsidiaries, all with equal and offsetting eliminations, for the three months ended March 31, 2013.

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating balance sheets

March 31, 2014
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$47	218	293	—	558
Restricted cash	11	—	3	—	14
Accounts receivable, net	579	—	278	—	857
Inventories	737	—	280	—	1,017
Deferred income taxes	146	—	17	—	163
Prepaid expenses	27	—	27	—	54
Total current assets	1,547	218	898	—	2,663
Property and equipment, net	259	66	771	—	1,096
Cable and satellite television distribution rights, net	—	479	107	—	586
Goodwill	4,169	—	1,038	—	5,207
Other intangible assets, net	1,097	2,050	149	—	3,296
Other noncurrent assets	10	—	62	—	72
Investments in subsidiaries	4,853	1,526	—	(6,379)	—
Total assets	$11,935	4,339	3,025	(6,379)	12,920
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$2	—	10	—	12
Accounts payable-trade	287	—	254	—	541
Accrued liabilities	249	106	426	—	781
Intercompany accounts payable (receivable)	935	(806)	(129)	—	—
Total current liabilities	1,473	(700)	561	—	1,334
Long-term portion of debt and capital lease obligations	3,945	—	53	—	3,998
Deferred compensation	13	—	1	—	14
Deferred income taxes	358	912	3	—	1,273
Other long-term liabilities	91	—	49	—	140
Total liabilities	5,880	212	667	—	6,759
Equity:
QVC, Inc. stockholder's equity	6,055	4,127	2,252	(6,379)	6,055
Noncontrolling interest	—	—	106	—	106
Total equity	6,055	4,127	2,358	(6,379)	6,161
Total liabilities and equity	$11,935	4,339	3,025	(6,379)	12,920

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating balance sheets

December 31, 2013
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$78	133	246	—	457
Restricted cash	11	—	3	—	14
Accounts receivable, net	816	—	295	—	1,111
Inventories	684	—	247	—	931
Deferred income taxes	146	—	16	—	162
Prepaid expenses	20	—	27	—	47
Total current assets	1,755	133	834	—	2,722
Property and equipment, net	265	67	774	—	1,106
Cable and satellite television distribution rights, net	—	510	114	—	624
Goodwill	4,169	—	1,028	—	5,197
Other intangible assets, net	1,128	2,050	158	—	3,336
Other noncurrent assets	8	—	63	—	71
Investments in subsidiaries	4,894	1,628	—	(6,522)	—
Total assets	$12,219	4,388	2,971	(6,522)	13,056
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$2	—	11	—	13
Accounts payable-trade	336	—	158	—	494
Accrued liabilities	393	96	471	—	960
Intercompany accounts payable (receivable)	1,019	(879)	(140)	—	—
Total current liabilities	1,750	(783)	500	—	1,467
Long-term portion of debt and capital lease obligations	3,745	—	55	—	3,800
Deferred compensation	13	—	1	—	14
Deferred income taxes	399	923	4	—	1,326
Other long-term liabilities	90	—	18	—	108
Total liabilities	5,997	140	578	—	6,715
Equity:
QVC, Inc. stockholder's equity	6,222	4,248	2,274	(6,522)	6,222
Noncontrolling interest	—	—	119	—	119
Total equity	6,222	4,248	2,393	(6,522)	6,341
Total liabilities and equity	$12,219	4,388	2,971	(6,522)	13,056

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating statements of operations

Three months ended March 31, 2014
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,324	177	707	(222)	1,986
Cost of goods sold	842	24	447	(57)	1,256
Gross profit	482	153	260	(165)	730
Operating expenses:
Operating	40	45	93	—	178
Selling, general and administrative, including stock-based compensation	223	1	89	(165)	148
Depreciation	9	1	23	—	33
Amortization	52	39	20	—	111
Intercompany management expense (income)	20	(3)	(17)	—	—
	344	83	208	(165)	470
Operating income	138	70	52	—	260
Other (expense) income:
Equity in losses of investee	—	—	(1)	—	(1)
Interest expense, net	(53)	—	(9)	—	(62)
Foreign currency (loss) gain	(2)	—	1	—	(1)
Intercompany interest (expense) income	(5)	13	(8)	—	—
	(60)	13	(17)	—	(64)
Income before income taxes	78	83	35	—	196
Income tax benefit (expense)	20	(24)	(70)	—	(74)
Equity in earnings (losses) of subsidiaries, net of tax	24	(48)	—	24	—
Net income (loss)	122	11	(35)	24	122
Less net income attributable to the noncontrolling interest	(9)	—	(9)	9	(9)
Net income (loss) attributable to QVC, Inc. stockholder	$113	11	(44)	33	113
The increase in tax expense of the combined non-guarantor subsidiaries compared to the same period in the prior year was primarily due to an unfavorable tax audit settlement of one of our European subsidiaries. This also resulted in a tax benefit for QVC, Inc. as a result of the corresponding foreign tax credit in the U.S.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating statements of operations - Adjusted

Three months ended March 31, 2013
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,314	183	708	(231)	1,974
Cost of goods sold	843	25	445	(61)	1,252
Gross profit	471	158	263	(170)	722
Operating expenses:
Operating	37	46	90	—	173
Selling, general and administrative, including stock-based compensation	235	—	90	(170)	155
Depreciation	10	1	19	—	30
Amortization	51	34	19	—	104
Intercompany management expense (income)	17	(4)	(13)	—	—
	350	77	205	(170)	462
Operating income	121	81	58	—	260
Other income (expense):
Equity in earnings of investee	—	—	1	—	1
Gains on financial instruments	12	—	—	—	12
Interest expense, net	(62)	—	(1)	—	(63)
Foreign currency (loss) gain	(1)	(1)	1	—	(1)
Loss on extinguishment of debt	(41)	—	—	—	(41)
Intercompany interest (expense) income	(3)	12	(9)	—	—
	(95)	11	(8)	—	(92)
Income before income taxes	26	92	50	—	168
Income tax expense	(10)	(28)	(24)	—	(62)
Equity in earnings of subsidiaries, net of tax	90	16	—	(106)	—
Net income	106	80	26	(106)	106
Less net income attributable to the noncontrolling interest	(12)	—	(12)	12	(12)
Net income attributable to QVC, Inc. stockholder	$94	80	14	(94)	94

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating statements of comprehensive income

Three months ended March 31, 2014
(in millions)	Subsidiary issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income (loss)	$122	11	(35)	24	122
Foreign currency translation adjustments	16	—	16	(16)	16
Total comprehensive income (loss)	138	11	(19)	8	138
Comprehensive income attributable to noncontrolling interest	(12)	—	(12)	12	(12)
Comprehensive income (loss) attributable to QVC, Inc. stockholder	126	11	(31)	20	126

Condensed consolidating statements of comprehensive income - Adjusted

Three months ended March 31, 2013
(in millions)	Subsidiary issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$106	80	26	(106)	106
Foreign currency translation adjustments	(91)	—	(91)	91	(91)
Total comprehensive income (loss)	15	80	(65)	(15)	15
Comprehensive income attributable to noncontrolling interest	1	—	1	(1)	1
Comprehensive income (loss) attributable to QVC, Inc. stockholder	16	80	(64)	(16)	16

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating statements of cash flows

Three months ended March 31, 2014
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	107	98	56	—	261
Investing activities:
Capital expenditures, net	(12)	—	(17)	—	(29)
Expenditures for cable and satellite television distribution rights, net	—	(8)	—	—	(8)
Changes in other noncurrent assets	(2)	—	—	—	(2)
Intercompany investing activities	65	54	—	(119)	—
Net cash provided by (used in) investing activities	51	46	(17)	(119)	(39)
Financing activities:
Principal payments of debt and capital lease obligations	(1,186)	—	(2)	—	(1,188)
Principal borrowings of debt from senior secured credit facility	384	—	—	—	384
Proceeds from issuance of senior secured notes, net of original issue discount	999	—	—	—	999
Payment of debt origination fees	(12)	—	—	—	(12)
Other financing activities	7	—	—	—	7
Dividends paid to Liberty	(286)	—	—	—	(286)
Dividends paid to noncontrolling interest	—	—	(25)	—	(25)
Net short-term intercompany debt (repayments) borrowings	(84)	73	11	—	—
Intercompany financing activities	(11)	(132)	24	119	—
Net cash (used in) provided by financing activities	(189)	(59)	8	119	(121)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	—	—
Net (decrease) increase in cash and cash equivalents	(31)	85	47	—	101
Cash and cash equivalents, beginning of period	78	133	246	—	457
Cash and cash equivalents, end of period	47	218	293	—	558

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating statements of cash flows - Adjusted

Three months ended March 31, 2013
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	62	79	34	—	175
Investing activities:
Capital expenditures, net	(12)	—	(21)	—	(33)
Expenditures for cable and satellite television distribution rights, net	—	(24)	(1)	—	(25)
Changes in other noncurrent assets	(1)	—	(3)	—	(4)
Intercompany investing activities	212	104	—	(316)	—
Net cash provided by (used in) investing activities	199	80	(25)	(316)	(62)
Financing activities:
Principal payments of debt and capital lease obligations	(1,166)	—	(2)	—	(1,168)
Principal borrowings of debt from senior secured credit facility	240	—	—	—	240
Proceeds from issuance of senior secured notes, net of original issue discount	1,050	—	—	—	1,050
Payment of debt origination fees	(14)	—	—	—	(14)
Payment of bond premium fees	(33)	—	—	—	(33)
Other financing activities	4	—	—	—	4
Dividends paid to Liberty	(244)	—	—	—	(244)
Dividends paid to noncontrolling interest	—	—	(25)	—	(25)
Net short-term intercompany debt (repayments) borrowings	(76)	84	(8)	—	—
Intercompany financing activities	(94)	(240)	18	316	—
Net cash used in financing activities	(333)	(156)	(17)	316	(190)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(24)	—	(24)
Net (decrease) increase in cash and cash equivalents	(72)	3	(32)	—	(101)
Cash and cash equivalents, beginning of period	75	165	300	—	540
Cash and cash equivalents, end of period	3	168	268	—	439

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

For additional risk factors, please see Part I, Item I of our Annual Report on Form 10-K for the year ended December 31, 2013. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2013.
Overview
QVC, Inc. (unless otherwise indicated or required by the context, the terms "we," "our," "us," the "Company" and "QVC" refer to QVC, Inc. and its consolidated subsidiaries) is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise‑focused televised shopping programs, the Internet and mobile applications. In the United States, QVC's live programming is distributed via its nationally televised shopping program 24 hours per day, 364 days per year ("QVC-U.S."). Internationally, QVC's program services are based in Japan ("QVC-Japan"), Germany ("QVC-Germany"), the United Kingdom ("QVC-U.K.") and Italy ("QVC-Italy"). QVC-Japan distributes live programming 24 hours per day, QVC-Germany distributes its program 24 hours per day with 17 hours of live programming and QVC-U.K. distributes its program 24 hours per day with 17 hours of live programming. QVC-Italy distributes programming live for 17 hours per day on satellite and digital terrestrial television and an additional seven hours per day of recorded programming on satellite and seven hours per day of general interest programming on digital terrestrial television.
The Company also has a joint venture with China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR''), with a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS distributes live programming for 15 hours per day and recorded programming for nine hours per day. This joint venture is accounted for as an equity method investment recorded as equity in (losses) earnings of investee in the condensed consolidated statements of operations.
Additionally, the Company has a venture with Mitsui & Co. LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the three months ended March 31, 2014 and 2013, QVC-Japan paid dividends to Mitsui of $25 million and $25 million, respectively.
We are an indirect wholly owned subsidiary of Liberty Interactive Corporation ("Liberty") (Nasdaq: LINTA, LINTB, LVNTA and LVNTB), which owns interests in a broad range of digital commerce businesses. We are currently attributed to the Liberty Interactive tracking stock, which tracks the assets and liabilities of Liberty's Interactive Group (the "Interactive Group"). The Interactive Group does not represent a separate legal entity; rather, it represents those businesses, assets and liabilities that are attributed to that group. Liberty also attributes to its Interactive Group those businesses primarily focused on digital commerce and its approximate 38% ownership interest in HSN, Inc. ("HSN"), one of our two closest televised shopping competitors.
In October 2013, Liberty announced that its board has authorized management to pursue a plan to recapitalize (the "Recapitalization") its Liberty Interactive Group tracking stock into two new tracking stocks, one (currently the Liberty Interactive common stock) to be renamed the QVC Group common stock and the other to be designated as the Liberty Digital Commerce common stock. In the Recapitalization, record holders of Series A and Series B Liberty Interactive common stock would receive 1 share of the corresponding series of Liberty Digital Commerce common stock for each 10 shares of the renamed QVC Group common stock held by them as of the effective date. Liberty intends to attribute to the Liberty Digital Commerce Group its operating subsidiaries Provide Commerce, Inc.; Backcountry.com, Inc.; Bodybuilding.com, LLC; CommerceHub; Right Start and the Evite.com business along with cash and certain liabilities. The QVC Group, which is currently known as the Liberty Interactive Group, would have attributed to it the Company and Liberty’s approximate 38% interest in HSN, along with cash and certain liabilities.
On April 16, 2014, QVC announced plans to expand its global presence into France. Similar to its other markets, QVC plans to offer a highly immersive digital shopping experience, with strong integration across e-commerce, TV, mobile and social platforms, with the launch scheduled for the second quarter of 2015.

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
The prolonged economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. Global financial markets continue to experience disruptions, including increased volatility and diminished liquidity and credit availability. The world has experienced a global macroeconomic downturn, and if economic and financial market conditions in the U.S. or other key markets, including Japan and Europe, remain uncertain, persist, or deteriorate further, our customers may respond by suspending, delaying, or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. Such weak economic conditions may also inhibit our expansion into new markets. We currently are unable to predict the extent of any of these potential adverse effects.

Results of Operations
QVC's operating results were as follows:

	Three months ended March 31,
(in millions)	2014	2013
Net revenue	$1,986	1,974
Costs of goods sold	1,256	1,252
Gross profit	730	722
Operating expenses:
Operating	178	173
Selling, general and administrative, excluding stock-based compensation	140	145
Adjusted OIBDA	412	404
Stock-based compensation	8	10
Depreciation	33	30
Amortization	111	104
Operating income	260	260
Other (expense) income:
Equity in (losses) earnings of investee	(1)	1
Gains on financial instruments	—	12
Interest expense, net	(62)	(63)
Foreign currency loss	(1)	(1)
Loss on extinguishment of debt	—	(41)
	(64)	(92)
Income before income taxes	196	168
Income tax expense	(74)	(62)
Net income	122	106
Less net income attributable to the noncontrolling interest	(9)	(12)
Net income attributable to QVC, Inc. stockholder	$113	94
Net revenue
Net revenue was generated in the following geographical areas:

	Three months ended March 31,
(in millions)	2014	2013
QVC-U.S.	$1,305	1,297
QVC-Japan	234	256
QVC-Germany	250	250
QVC-U.K.	165	140
QVC-Italy	32	31
Consolidated QVC	$1,986	1,974

QVC's consolidated net revenue increased 0.6% for the three months ended March 31, 2014 as compared to the corresponding period in the prior year. The increase in net revenue was primarily comprised of $24 million due to a 1.1% increase in the consolidated average selling price per unit ("ASP") and a decrease in estimated product returns in Germany of $12 million. These amounts were partially offset by a $20 million increase in estimated product returns in the U.S. The decrease in estimated product returns in Germany was primarily due to changes in prior period estimates based on actual experience, and to a lesser extent, lower return rates in all categories except electronics. The increase in the U.S. was primarily due to higher rates in electronics, home and accessories. Consolidated returns as a percent of gross product revenue was 20.1% compared to 19.9% in the prior year as a result of the above mentioned factors. Additionally, net revenue was negatively impacted by $6 million in unfavorable foreign currency rates due to declines in the value of the Japanese Yen, which was partially offset by favorable foreign currency rates in the other markets.
During the three months ended March 31, 2014 and 2013, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
The percentage increase (decrease) in net revenue for each of QVC's geographic areas in U.S. Dollars and in local currency was as follows:

	Three months ended March 31,
	2014
	U.S. Dollars	Local currency
QVC-U.S.	0.6%	0.6%
QVC-Japan	(8.6)%	1.6%
QVC-Germany	—%	(3.9)%
QVC-U.K.	17.9%	10.3%
QVC-Italy	3.2%	2.5%
QVC-U.S.' net revenue growth was primarily due to a 1.2% increase in units shipped and a 0.6% increase in ASP, partially offset by the increase in estimated product returns as discussed in the above paragraph. QVC-U.S. experienced shipped sales growth in all categories except electronics. QVC-Japan's shipped sales in local currency improved primarily in the jewelry, home and beauty categories, partially offset by declines in accessories. QVC-Germany's shipped sales in local currency declined in all categories, partially offset by a decrease in estimated product returns as discussed in the above paragraph. QVC-U.K.'s shipped sales growth in local currency was primarily the result of increased sales in the home, beauty and accessories categories. QVC-Italy's shipped sales in local currency improved primarily in the beauty and accessories categories, partially offset by declines in home.
Gross profit
QVC's gross profit percentage was 36.8% and 36.6% for the three months ended March 31, 2014 and 2013, respectively. The increase in gross profit percentage was primarily due to higher product margins in the U.S. and the U.K.
Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expenses and production costs. Operating expenses increased $5 million or 2.9% for the three months ended March 31, 2014. The increase was primarily due to a $3 million increase in commissions expense as a result of higher programming distribution expenses in Japan.
Selling, general and administrative expenses (excluding stock-based compensation)
QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses decreased $5 million, and as a percent of net revenue, from 7.3% to 7.0% for the three months ended March 31, 2014 due to a variety of factors.

The variance was primarily due to a $9 million decrease in personnel expenses due to a decrease in the U.S. bonus expense and a prior year personnel tax accrual in Germany. This amount was offset by an increase of $5 million in U.S. marketing expenses primarily as a result of online campaigns.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC recorded $8 million and $10 million of stock-based compensation expense for the three months ended March 31, 2014 and 2013, respectively. Stock-based compensation expense remained relatively consistent for the three month period presented compared to the prior year.
Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended March 31,
(in millions)	2014	2013
Affiliate agreements	$38	38
Customer relationships	43	43
Acquisition related amortization	81	81
Property and equipment	33	30
Software amortization	21	19
Channel placement amortization and related expenses	9	4
Total depreciation and amortization	$144	134
Equity in (losses) earnings of investee
The activity was associated with our joint venture in China that is accounted for as an equity method investment.
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
Interest expense, net
Consolidated interest expense, net decreased 1.6% for the three months ended March 31, 2014 as compared to the corresponding period in the prior year.
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
Loss on extinguishment of debt
During the first quarter of 2013, QVC purchased $355 million of its 7.125% Senior Secured Notes due 2017 and 7.5% Senior Secured Notes due 2019. The loss in prior year was primarily due to premiums paid for the tenders of these notes.

Income taxes
QVC's effective tax rate was 37.8% and 36.9% for the three months ended March 31, 2014 and 2013, respectively. These rates differ from the U.S. federal income tax rate of 35.0% due primarily to state tax expense. We do not expect our effective tax rates to differ significantly in future periods.
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
As of March 31, 2014, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
Senior Secured Notes
On March 18, 2014, QVC issued $400 million principal amount of 3.125% Senior Secured Notes due 2019 at an issue price of 99.828% and $600 million principal amount of 4.850% Senior Secured Notes due 2024 at an issue price of 99.927% (collectively, the “Notes”). The Notes are secured by a first-priority lien on the capital stock of QVC, which is the same collateral that secures QVC's existing secured indebtedness and certain future indebtedness. The net proceeds from the offering were used to repay indebtedness under QVC’s senior secured credit facility and for working capital and other general corporate purposes. Interest is payable semi-annually.
Senior Secured Credit Facility
QVC had approximately $1.9 billion available under the terms of the senior secured credit facility at March 31, 2014. The interest rate on the senior secured credit facility was 1.9% at March 31, 2014.

Other Debt Related Information
QVC was in compliance with all of its debt covenants at March 31, 2014.
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
Additional Cash Flow Information
During the three months ended March 31, 2014, our primary uses of cash were $1,188 million of principal payments on debt and capital lease obligations, $286 million of dividends to Liberty, $29 million of capital expenditures and a $25 million dividend payment from QVC-Japan to Mitsui. These uses of cash were funded primarily with $999 million of net proceeds from the issuance of the 3.125% Senior Secured Notes due 2019 and 4.85% Senior Secured Notes due 2024, $384 million of principal borrowings from the senior secured credit facility and $261 million of cash provided by operating activities. As of March 31, 2014, our cash balance (excluding restricted cash) was $558 million.
During the three months ended March 31, 2013, our primary uses of cash were $1,168 million of principal payments on debt and capital lease obligations, $244 million of dividends to Liberty, $33 million of premiums paid for the tenders of QVC's existing 7.125% Senior Secured Notes due 2017 and 7.5% Senior Secured Notes due 2019, $33 million of capital expenditures, $25 million of cable and satellite television distribution rights expenditures and a $25 million dividend payment from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,050 million of net proceeds from the issuance of the 4.375% Senior Secured Notes Due 2023 and 5.95% Senior Secured Notes Due 2043, $240 million of principal borrowings from the senior secured credit facility and $175 million of cash provided by operating activities. As of March 31, 2013, our cash balance (excluding restricted cash) was $439 million.
The change in cash provided by operating activities for the three months ended March 31, 2014 compared to the previous year was primarily due to variances in accounts payable balances. The variances in this account were primarily due to timing of inventory receipts and related payments to vendors.
As of March 31, 2014, $284 million of the $558 million in cash was held by foreign subsidiaries. Cash in foreign subsidiaries is generally accessible, but certain tax consequences may reduce the net amount of cash we are able to utilize for U.S. purposes. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately one-half of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
Other
Capital expenditures spending in 2014 is expected to be approximately $200 million, including $29 million already expended.
Refer to the chart under the "Off-balance Sheet Arrangements and Aggregate Contractual Obligations" section below for additional information concerning the amount and timing of expected future payments under QVC's contractual obligations at March 31, 2014.
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

Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations at March 31, 2014 is summarized below:

	Payments due by period
(in millions)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt (1)	$3,943	—	—	124	3,819
Interest payments(2)	2,031	162	443	441	985
Capital lease obligations (including imputed interest)	85	11	22	23	29
Operating lease obligations	163	14	26	19	104
(1) Amounts exclude capital lease obligations and the issue discounts on the 7.5%, 3.125%, 4.375%, 4.85% and 5.95% Senior Secured Notes.
(2) Amounts (i) are based on the terms of QVC's senior secured credit facility and senior secured notes, (ii) assumes the interest rates on the floating rate debt remain constant at the rates in effect as of March 31, 2014, (iii) assumes that our existing debt is repaid at maturity and (iv) excludes capital lease obligations.
Our purchase obligations did not materially change as of March 31, 2014.
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
Interest rate risk
QVC is exposed to changes in interest rates primarily as a result of borrowing activities. Over the long-term, QVC manages the exposure to interest rates by maintaining what QVC believes is an appropriate mix of fixed and variable rate debt. QVC believes this best protects itself from interest rate risk.
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at March 31, 2014:

(in millions, except percentages)	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	—	—	—	—	3,819	3,819	3,946
Weighted average interest rate on fixed rate debt	—%	—%	—%	—%	—%	5.6%	5.6%	N/A
Variable rate debt	$—	—	—	—	124	—	124	124
Average interest rate on variable rate debt	—%	—%	—%	—%	1.9%	—%	1.9%	N/A
(1) Amounts exclude capital lease obligations and the issue discounts on the 7.5%, 3.125%, 4.375%, 4.85% and 5.95% Senior Secured Notes.
N/A - Not applicable.

Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three months ended March 31, 2014 would have been impacted by approximately $1 million for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The credit facility provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of March 31, 2014, QVC had borrowings of 5.5 billion Japanese Yen, equivalent to $54 million based on an exchange rate of 102.4 Japanese Yen per U.S. Dollar, outstanding under the credit facility. As of March 31, 2014, the foreign currency exchange exposure to these borrowings approximated $1 million for every 1% change in the Japanese Yen exchange rate per U.S. Dollar.
Item 4. Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). As of March 31, 2014 (the Evaluation Date), an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report these disclosure controls and procedures were effective.
During the quarter ended on the Evaluation Date, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 6. Exhibits
(a) Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1
Form of the Indenture dated as of March 18, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-195586) as filed on April 30, 2014 (the "S-4"))*

4.2
Form of the Registration Rights Agreement, dated as of March 18, 2014, by and among QVC, Inc., the guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 4.2 to the S-4)*

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32.1	Section 1350 Certification**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**
*Filed herewith.
**Furnished herewith.

II-1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QVC, Inc.

Date: May 9, 2014	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2014	By:/s/ THADDEUS J. JASTRZEBSKI
Thaddeus J. Jastrzebski
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-2

EXHIBIT INDEX
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1
Form of the Indenture dated as of March 18, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association(incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-195586) as filed on April 30, 2014 (the "S-4"))*

4.2
Form of the Registration Rights Agreement, dated as of March 18, 2014, by and among QVC, Inc., the guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 4.2 to the S-4)*

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32.1	Section 1350 Certification**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Label Linkbase Document**
101.PRE	XBRL Taxonomy Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Definition Document**
*Filed herewith.
**Furnished herewith.

II-3