Form 10-Q
period 2014-06-30
QVC INC
filed 2014-08-05
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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

QVC, Inc.
2014 QUARTERLY REPORT ON FORM 10‑Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(in millions)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$548	457
Restricted cash	14	14
Accounts receivable, less allowance for doubtful accounts of $85 million at June 30, 2014 and $83 million at December 31, 2013	756	1,111
Inventories	989	931
Deferred income taxes	165	162
Prepaid expenses	57	47
Total current assets	2,529	2,722
Property and equipment, net of accumulated depreciation of $989 million at June 30, 2014 and $919 million at December 31, 2013	1,076	1,106
Cable and satellite television distribution rights, net	540	624
Goodwill	5,210	5,197
Other intangible assets, net	3,243	3,336
Other noncurrent assets	69	71
Total assets	$12,667	13,056
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$11	13
Accounts payable-trade	470	494
Accrued liabilities	743	960
Total current liabilities	1,224	1,467
Long-term portion of debt and capital lease obligations	3,937	3,800
Deferred compensation	14	14
Deferred income taxes	1,223	1,326
Other long-term liabilities	157	108
Total liabilities	6,555	6,715
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value	—	—
Additional paid-in capital	6,724	6,703
Accumulated deficit	(882)	(620)
Accumulated other comprehensive income	154	139
Total QVC, Inc. stockholder's equity	5,996	6,222
Noncontrolling interest	116	119
Total equity	6,112	6,341
Total liabilities and equity	$12,667	13,056

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Net revenue	$2,014	1,961	4,000	3,935
Cost of goods sold	1,250	1,227	2,506	2,479
Gross profit	764	734	1,494	1,456
Operating expenses:
Operating	180	171	358	344
Selling, general and administrative, including stock-based compensation	155	138	303	293
Depreciation	33	33	66	63
Amortization	112	107	223	211
	480	449	950	911
Operating income	284	285	544	545
Other (expense) income:
Equity in losses of investee	(2)	(2)	(3)	(1)
Gains on financial instruments	—	3	—	15
Interest expense, net	(60)	(50)	(122)	(113)
Foreign currency gain (loss)	1	—	—	(1)
Loss on extinguishment of debt	—	(16)	—	(57)
	(61)	(65)	(125)	(157)
Income before income taxes	223	220	419	388
Income tax expense	(83)	(81)	(157)	(143)
Net income	140	139	262	245
Less net income attributable to the noncontrolling interest	(10)	(13)	(19)	(25)
Net income attributable to QVC, Inc. stockholder	$130	126	243	220

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Net income	$140	139	262	245
Foreign currency translation adjustments	2	(16)	18	(107)
Total comprehensive income	142	123	280	138
Comprehensive income attributable to noncontrolling interest	(10)	(7)	(22)	(6)
Comprehensive income attributable to QVC, Inc. stockholder	$132	116	258	132

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
(in millions)	2014	2013
Operating activities:
Net income	$262	245
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of investee	3	1
Deferred income taxes	(108)	(52)
Foreign currency loss	—	1
Depreciation	66	63
Amortization	223	211
Change in fair value of financial instruments and noncash interest	4	(11)
Loss on extinguishment of debt	—	57
Stock-based compensation	18	19
Change in other long-term liabilities	55	2
Effects of changes in working capital items	26	(94)
Net cash provided by operating activities	549	442
Investing activities:
Capital expenditures, net	(57)	(75)
Expenditures for cable and satellite television distribution rights, net	(8)	(26)
Changes in other noncurrent assets	—	1
Net cash used in investing activities	(65)	(100)
Financing activities:
Principal payments of debt and capital lease obligations	(1,419)	(1,695)
Principal borrowings of debt from senior secured credit facility	554	1,053
Proceeds from issuance of senior secured notes, net of original issue discount	999	1,050
Payment of debt origination fees	(12)	(16)
Payment of bond premium fees	—	(46)
Other financing activities	(4)	7
Dividends paid to Liberty	(480)	(765)
Dividends paid to noncontrolling interest	(25)	(25)
Net cash used in financing activities	(387)	(437)
Effect of foreign exchange rate changes on cash and cash equivalents	(6)	(29)
Net increase (decrease) in cash and cash equivalents	91	(124)
Cash and cash equivalents, beginning of period	457	540
Cash and cash equivalents, end of period	$548	416
Effects of changes in working capital items:
Decrease in accounts receivable	$357	346
Increase in inventories	(57)	(51)
Increase in prepaid expenses	(10)	(11)
Decrease in accounts payable‑trade	(14)	(112)
Decrease in accrued liabilities and other	(250)	(266)
Effects of changes in working capital items	$26	(94)

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2013	1	$—	6,703	(620)	139	119	6,341
Net income	—	—	—	243	—	19	262
Foreign currency translation adjustments	—	—	—	—	15	3	18
Dividends paid to Liberty and noncontrolling interest and other	—	—	—	(491)	—	(25)	(516)
Impact of tax liability allocation and indemnification agreement with Liberty	—	—	—	(14)	—	—	(14)
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	(5)	—	—	—	(5)
Excess tax benefit resulting from stock-based compensation	—	—	8	—	—	—	8
Stock‑based compensation	—	—	18	—	—	—	18
Balance, June 30, 2014	1	$—	6,724	(882)	154	116	6,112

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
The Company also has a joint venture with China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR''). The Company owns a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS distributes live programming for 15 hours per day and recorded programming for nine hours per day. This joint venture is accounted for as an equity method investment recorded as equity in (losses) earnings of investee in the condensed consolidated statements of operations.
Additionally, the Company's Japanese operations are conducted through a venture with Mitsui & Co. LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. For both the six months ended June 30, 2014 and 2013, QVC-Japan paid dividends to Mitsui of $25 million, respectively.
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
In October 2013, Liberty announced that its board had authorized management to pursue a plan to recapitalize its Interactive Group tracking stock into two new tracking stocks, one (currently the Liberty Interactive common stock) to be renamed the QVC Group common stock and the other to be designated as the Liberty Digital Commerce common stock. The Digital Commerce Group would have had attributed to it Liberty's subsidiaries Provide Commerce, Inc. ("Provide"), Backcountry.com, Inc., Bodybuilding.com, LLC, CommerceHub and the Evite.com business, along with cash and certain liabilities. The QVC Group, which is currently known as the Interactive Group, would have attributed to it Liberty’s subsidiary QVC, Inc. and its approximate 38% interest in HSN, Inc., along with cash and certain liabilities.
On July 30, 2014, Liberty announced the execution of a definitive agreement under which FTD Companies, Inc. ("FTD") will acquire Provide. FTD and Liberty expect to complete the transaction by the end of 2014. Liberty still plans to create the QVC Group tracking stock but in light of the pending Provide transaction, and other factors, management is reevaluating the optimal structure and best alignment of the Digital Commerce Group. As a result, the timing of the transition to the QVC Group has been delayed.
On April 16, 2014, QVC announced plans to expand its global presence into France. Similar to its other markets, QVC plans to offer a highly immersive digital shopping experience, with strong integration across e-commerce, TV, mobile and social platforms, with the launch scheduled for the second quarter of 2015.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The condensed consolidated financial statements include the accounts of the Company and its majority‑owned subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.
The accompanying (a) condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and (b) interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in QVC's Annual Report on Form 10-K for the year ended December 31, 2013.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates include, but are not limited to, sales returns, uncollectible receivables, inventory obsolescence, depreciable lives of fixed assets, internally-developed software, valuation of acquired intangible assets and goodwill, income taxes and stock-based compensation.
On May 28, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
Certain prior period amounts have been reclassified to conform with current period presentation.
(2) Cable and Satellite Television Distribution Rights, Net
Cable and satellite television distribution rights consisted of the following:

	June 30,	December 31,
(in millions)	2014	2013
Cable and satellite television distribution rights	$2,334	2,324
Less accumulated amortization	(1,794)	(1,700)
Cable and satellite television distribution rights, net	$540	624
The Company recorded amortization expense of $46 million and $44 million for the three months ended June 30, 2014 and 2013, respectively, related to cable and satellite television distribution rights. For the six months ended June 30, 2014 and 2013, amortization expense for cable and satellite television distribution rights was $93 million and $86 million, respectively.
As of June 30, 2014, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2014	$87
2015	168
2016	162
2017	111
2018	6

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(3) Goodwill
The changes in the carrying amount of goodwill were as follows:

(in millions)	QVC-U.S.	QVC-Japan	QVC-Germany	QVC-U.K.	QVC-Italy	Total
Balance as of December 31, 2013	$4,190	288	348	216	155	5,197
Exchange rate fluctuations	—	11	(3)	6	(1)	13
Balance as of June 30, 2014	$4,190	299	345	222	154	5,210
(4) Other Intangible Assets, Net
Other intangible assets consisted of the following:

	June 30,			December 31,
	2014			2013
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$630	(423)	207	615	(393)	222
Affiliate and customer relationships	2,451	(1,890)	561	2,450	(1,802)	648
Debt origination fees	64	(17)	47	51	(13)	38
Trademarks (indefinite life)	2,428	—	2,428	2,428	—	2,428
	$5,573	(2,330)	3,243	5,544	(2,208)	3,336
The Company recorded amortization expense of $66 million and $63 million for the three months ended June 30, 2014 and 2013, respectively, related to other intangible assets. For the six months ended June 30, 2014 and 2013, amortization expense for other intangible assets was $130 million and $125 million, respectively, related to other intangible assets.
As of June 30, 2014, the related amortization expense and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2014	$146
2015	270
2016	235
2017	135
2018	9

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(5) Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30,	December 31,
(in millions)	2014	2013
Accounts payable non-trade	188	323
Income taxes	98	126
Accrued compensation and benefits	96	98
Allowance for sales returns	80	108
Accrued interest	78	58
Deferred revenue	73	73
Sales and other taxes	53	79
Other	77	95
	$743	960
(6) Long-Term Debt
Long-term debt consisted of the following:

	June 30,	December 31,
(in millions)	2014	2013
3.125% Senior Secured Notes due 2019, net of original issue discount	$399	—
7.5% Senior Secured Notes due 2019, net of original issue discount	761	761
7.375% Senior Secured Notes due 2020	500	500
5.125% Senior Secured Notes due 2022	500	500
4.375% Senior Secured Notes due 2023, net of original issue discount	750	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	—
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
Senior secured credit facility	65	922
Capital lease obligations	73	80
Total debt	3,948	3,813
Less current portion	(11)	(13)
Long-term portion of debt and capital lease obligations	$3,937	3,800
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
Senior Secured Credit Facility
QVC had approximately $1.9 billion available under the terms of the Company's senior secured credit facility at June 30, 2014. The interest rate on the senior secured credit facility was 1.9% at June 30, 2014.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Other Debt Related Information
QVC was in compliance with all of its debt covenants at June 30, 2014.
During the quarter, there were no significant changes to QVC's debt credit ratings.
The weighted average rate applicable to all of the outstanding debt (excluding capital leases) was 5.5% as of June 30, 2014.
(7) Leases and Transponder Service Arrangements
Future minimum payments under noncancelable operating leases and capital transponder leases with initial terms of one year or more at June 30, 2014 consisted of the following:

(in millions)	Capital transponders	Operating leases
Remainder of 2014	$7	10
2015	11	15
2016	11	13
2017	11	10
2018	12	11
Thereafter	28	101
Total	$80	160
The Company has entered into ten separate agreements with transponder suppliers to transmit its signals in the U.S., Germany and the U.K. at an aggregate monthly cost of $1 million. Depreciation expense related to the transponders was $3 million for both the three months ended June 30, 2014 and 2013, respectively. For both the six months ended June 30, 2014 and 2013, depreciation expense related to the transponders was $6 million, respectively. Total future minimum capital lease payments of $80 million include $7 million of imputed interest. The transponder service agreements for our U.S. transponders expire in 2019 through 2020. The transponder service agreements for our international transponders expire in December 2014 through 2022.
Expenses for operating leases, principally for data processing equipment and facilities and for satellite uplink service agreements, amounted to $7 million and $6 million for the three months ended June 30, 2014 and 2013, respectively. For both the six months ended June 30, 2014 and 2013, expenses for operating leases was $14 million, respectively.
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
For the three months ended June 30, 2014, the Company recorded a tax provision of $83 million, which represented an effective tax rate of 37.2%. For the six months ended June 30, 2014, the Company recorded a tax provision of $157 million, which represented an effective tax rate of 37.5%. These rates differ from the U.S. federal income tax rate of 35.0% due primarily to state tax expense.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

QVC is party to ongoing discussions with the Internal Revenue Service under the Compliance Assurance Process audit program. The Company files Federal tax returns on a consolidated basis with its parent company, Liberty. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of June 30, 2014, the Company, or one of its subsidiaries, was under examination in California, Minnesota, New Jersey, New York, the City of New York and Pennsylvania, as well as in Germany, the U.K, and Italy.
The amounts of the tax-related balances due to Liberty at June 30, 2014 and December 31, 2013 were $22 million and $78 million, respectively, and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.
The Company previously entered into a Tax Liability Allocation and Indemnification Agreement (the “Tax Agreement”) with Liberty. The Tax Agreement establishes the methodology for the calculation and payment of income taxes in connection with the consolidation of the Company with Liberty for income tax purposes. Generally, the Tax Agreement provides that the Company will pay Liberty an amount equal to the tax liability, if any, that it would have if it were to file as a consolidated group separate and apart from Liberty, with exceptions for the treatment and timing of certain items, including but not limited to deferred intercompany transactions, credits, and net operating and capital losses. To the extent that the separate company tax expense is different from the payment terms of the Tax Agreement, the difference is recorded as either a dividend or capital contribution.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at June 30, 2014 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$463	463	—	—
Long-term liabilities:
Debt (note 6)	4,071	—	4,071	—

		Fair value measurements at December 31, 2013 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$342	342	—	—
Long-term liabilities:
Debt (note 6)	3,783	—	3,783	—
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Performance measures

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QVC-U.S.	$1,352	325	1,312	320	2,657	626	2,609	611
QVC-Japan	223	43	260	57	457	90	516	111
QVC-Germany	227	40	207	35	477	79	457	78
QVC-U.K.	178	33	153	26	343	60	293	45
QVC-Italy	34	(2)	29	(4)	66	(4)	60	(7)
Consolidated QVC	$2,014	439	1,961	434	4,000	851	3,935	838
Net revenue amounts by product category are not available from our general purpose financial statements.
Other information

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QVC-U.S.	$14	99	14	91	27	192	27	179
QVC-Japan	4	2	5	2	9	4	8	4
QVC-Germany	8	8	8	9	16	19	16	18
QVC-U.K.	4	3	5	3	8	7	9	6
QVC-Italy	3	—	1	2	6	1	3	4
Consolidated QVC	$33	112	33	107	66	223	63	211

	Six months ended June 30,		Year ended December 31,
	2014		2013
(in millions)	Total assets	Capital expenditures, net	Total assets	Capital expenditures, net
QVC-U.S.	$9,933	38	10,322	123
QVC-Japan	732	(1)	732	16
QVC-Germany	1,103	4	1,109	28
QVC-U.K.	628	6	613	16
QVC-Italy	271	10	280	28
Consolidated QVC	$12,667	57	13,056	211

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Long-lived assets, net of accumulated depreciation, by geographic area were as follows:

	June 30,	December 31,
(in millions)	2014	2013
QVC-U.S.	$436	448
QVC-Japan	218	220
QVC-Germany	225	244
QVC-U.K.	129	129
QVC-Italy	68	65
Consolidated QVC	$1,076	1,106
The following table provides a reconciliation of Adjusted OIBDA to income before income taxes:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Adjusted OIBDA	$439	434	851	838
Stock‑based compensation	(10)	(9)	(18)	(19)
Depreciation and amortization	(145)	(140)	(289)	(274)
Equity in losses of investee	(2)	(2)	(3)	(1)
Gains on financial instruments	—	3	—	15
Interest expense, net	(60)	(50)	(122)	(113)
Foreign currency gain (loss)	1	—	—	(1)
Loss on extinguishment of debt	—	(16)	—	(57)
Income before income taxes	$223	220	419	388
(12) Other Comprehensive Income
The change in the component of accumulated other comprehensive income, net of taxes ("AOCI"), is summarized as follows:

(in millions)	Foreign currency translation adjustments	AOCI
Balance at January 1, 2013	$186	186
Other comprehensive loss attributable to QVC, Inc. stockholder	(88)	(88)
Balance at June 30, 2013	98	98

Balance at January 1, 2014	$139	139
Other comprehensive income attributable to QVC, Inc. stockholder	15	15
Balance at June 30, 2014	154	154

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The component of other comprehensive income is reflected in QVC's condensed consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive income:

(in millions)	Before-tax amount	Tax (expense) benefit	Net-of-tax amount
Three months ended June 30, 2014:
Foreign currency translation adjustments	$2	—	2
Other comprehensive income	2	—	2

Three months ended June 30, 2013:
Foreign currency translation adjustments	$(13)	(3)	(16)
Other comprehensive loss	(13)	(3)	(16)

Six months ended June 30, 2014:
Foreign currency translation adjustments	$21	(3)	18
Other comprehensive income (loss)	21	(3)	18

Six months ended June 30, 2013:
Foreign currency translation adjustments	$(129)	22	(107)
Other comprehensive (loss) income	(129)	22	(107)
(13) Subsequent Events
QVC declared and paid dividends to Liberty in the amount of $133 million subsequent to June 30, 2014.
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
These condensed consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the Company's condensed consolidated financial statements. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, such as management fees, royalty revenue and expense, interest income and expense and gains on intercompany asset transfers. Goodwill and other intangible assets have been allocated to the subsidiaries based on management’s estimates. Certain costs have been partially allocated to all of the subsidiaries of the Company.
During the three months ended June 30, 2014, an intangible asset held by certain non-guarantor subsidiaries was sold to QVC, Inc. resulting in a gain of $20 million reflected in intercompany interest and other income for the non-guarantor subsidiaries and also included in equity in earnings of subsidiaries for the subsidiary guarantors.  The gain is eliminated in the eliminations column.  The impact of these earnings has been eliminated in the presentation of intangible assets and equity in earnings of subsidiaries of the parent company.
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
The adjustments to the condensed consolidating statements of operations:

•	attributed net revenue of $58 million and operating expenses of $9 million from QVC, Inc. to the combined non-guarantor subsidiaries for the three months ended June 30, 2013;

•	recognized equal and offsetting increases in the equity in earnings of subsidiaries of QVC, Inc. with a corresponding elimination for the three months ended June 30, 2013;

•
attributed net revenue of $112 million, cost of goods sold of $11 million and operating expenses of $17 million from QVC, Inc. to the combined non-guarantor subsidiaries for the six months ended June 30, 2013; and

•	recognized equal and offsetting increases in the equity in earnings of subsidiaries of QVC, Inc. with a corresponding elimination for the six months ended June 30, 2013.
The adjustments to the condensed consolidating statements of cash flows for the six months ended June 30, 2013:

•
attributed net cash provided by operating activities of $83 million from QVC, Inc. to the combined non-guarantor subsidiaries primarily related to revenue net of cost of goods sold and operating expenses;

•	decreased net cash provided by investing activities of $34 million of QVC, Inc. with an equal and offsetting elimination; and

•
increased net cash provided by financing activities of $117 million of QVC, Inc. and decreased net cash used in financing activities of $83 million of the non-guarantor subsidiaries, all with equal and offsetting eliminations.

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating balance sheets

June 30, 2014
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$18	162	368	—	548
Restricted cash	11	—	3	—	14
Accounts receivable, net	490	—	266	—	756
Inventories	725	—	264	—	989
Deferred income taxes	147	—	18	—	165
Prepaid expenses	28	—	29	—	57
Total current assets	1,419	162	948	—	2,529
Property and equipment, net	253	66	757	—	1,076
Cable and satellite television distribution rights, net	—	441	99	—	540
Goodwill	4,169	—	1,041	—	5,210
Other intangible assets, net	1,092	2,049	102	—	3,243
Other noncurrent assets	9	—	60	—	69
Investments in subsidiaries	4,893	1,601	—	(6,494)	—
Total assets	$11,835	4,319	3,007	(6,494)	12,667
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$2	—	9	—	11
Accounts payable-trade	275	—	195	—	470
Accrued liabilities	150	86	507	—	743
Intercompany accounts payable (receivable)	1,084	(814)	(270)	—	—
Total current liabilities	1,511	(728)	441	—	1,224
Long-term portion of debt and capital lease obligations	3,886	—	51	—	3,937
Deferred compensation	14	—	—	—	14
Deferred income taxes	319	901	3	—	1,223
Other long-term liabilities	109	—	48	—	157
Total liabilities	5,839	173	543	—	6,555
Equity:
QVC, Inc. stockholder's equity	5,996	4,146	2,348	(6,494)	5,996
Noncontrolling interest	—	—	116	—	116
Total equity	5,996	4,146	2,464	(6,494)	6,112
Total liabilities and equity	$11,835	4,319	3,007	(6,494)	12,667

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating statements of operations

Three months ended June 30, 2014
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,368	187	692	(233)	2,014
Cost of goods sold	850	23	432	(55)	1,250
Gross profit	518	164	260	(178)	764
Operating expenses:
Operating	42	49	89	—	180
Selling, general and administrative, including stock-based compensation	243	1	89	(178)	155
Depreciation	10	1	22	—	33
Amortization	58	38	16	—	112
Intercompany management expense (income)	20	(5)	(15)	—	—
	373	84	201	(178)	480
Operating income	145	80	59	—	284
Other (expense) income:
Equity in losses of investee	—	—	(2)	—	(2)
Interest expense, net	(60)	—	—	—	(60)
Foreign currency (loss) gain	(1)	—	2	—	1
Intercompany interest and other (expense) income	(5)	13	12	(20)	—
	(66)	13	12	(20)	(61)
Income before income taxes	79	93	71	(20)	223
Income tax expense	(27)	(28)	(28)	—	(83)
Equity in earnings of subsidiaries, net of tax	88	29	—	(117)	—
Net income	140	94	43	(137)	140
Less net income attributable to the noncontrolling interest	(10)	—	(10)	10	(10)
Net income attributable to QVC, Inc. stockholder	$130	94	33	(127)	130

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating statements of operations - Adjusted

Three months ended June 30, 2013
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,326	182	681	(228)	1,961
Cost of goods sold	836	23	427	(59)	1,227
Gross profit	490	159	254	(169)	734
Operating expenses:
Operating	38	48	85	—	171
Selling, general and administrative, including stock-based compensation	227	—	80	(169)	138
Depreciation	9	2	22	—	33
Amortization	51	36	20	—	107
Intercompany management expense (income)	15	(4)	(11)	—	—
	340	82	196	(169)	449
Operating income	150	77	58	—	285
Other (expense) income:
Equity in losses of investee	—	—	(2)	—	(2)
Gains on financial instruments	—	—	3	—	3
Interest (expense) income, net	(50)	(1)	1	—	(50)
Foreign currency (loss) gain	(1)	—	1	—	—
Loss on extinguishment of debt	(16)	—	—	—	(16)
Intercompany interest and other (expense) income	(4)	12	(8)	—	—
	(71)	11	(5)	—	(65)
Income before income taxes	79	88	53	—	220
Income tax expense	(21)	(32)	(28)	—	(81)
Equity in earnings of subsidiaries, net of tax	81	11	—	(92)	—
Net income	139	67	25	(92)	139
Less net income attributable to the noncontrolling interest	(13)	—	(13)	13	(13)
Net income attributable to QVC, Inc. stockholder	$126	67	12	(79)	126

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating statements of operations

Six months ended June 30, 2014
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$2,692	364	1,399	(455)	4,000
Cost of goods sold	1,692	48	878	(112)	2,506
Gross profit	1,000	316	521	(343)	1,494
Operating expenses:
Operating	82	95	181	—	358
Selling, general and administrative, including stock-based compensation	466	(1)	181	(343)	303
Depreciation	19	3	44	—	66
Amortization	110	77	36	—	223
Intercompany management expense (income)	40	(8)	(32)	—	—
	717	166	410	(343)	950
Operating income	283	150	111	—	544
Other (expense) income:
Equity in losses of investee	—	—	(3)	—	(3)
Interest expense, net	(113)	—	(9)	—	(122)
Foreign currency (loss) gain	(3)	—	3	—	—
Intercompany interest and other (expense) income	(10)	26	4	(20)	—
	(126)	26	(5)	(20)	(125)
Income before income taxes	157	176	106	(20)	419
Income tax expense	(7)	(52)	(98)	—	(157)
Equity in earnings (losses) of subsidiaries, net of tax	112	(19)	—	(93)	—
Net income	262	105	8	(113)	262
Less net income attributable to the noncontrolling interest	(19)	—	(19)	19	(19)
Net income (loss) attributable to QVC, Inc. stockholder	$243	105	(11)	(94)	243
The increase in tax expense of the combined non-guarantor subsidiaries compared to the same period in the prior year was primarily due to an unfavorable tax audit settlement in one of our European subsidiaries. This also resulted in a tax benefit for QVC, Inc. as a result of the corresponding foreign tax credit in the U.S.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating statements of operations - Adjusted

Six months ended June 30, 2013
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$2,640	365	1,389	(459)	3,935
Cost of goods sold	1,679	49	871	(120)	2,479
Gross profit	961	316	518	(339)	1,456
Operating expenses:
Operating	75	93	176	—	344
Selling, general and administrative, including stock-based compensation	463	—	169	(339)	293
Depreciation	19	3	41	—	63
Amortization	102	70	39	—	211
Intercompany management expense (income)	32	(7)	(25)	—	—
	691	159	400	(339)	911
Operating income	270	157	118	—	545
Other (expense) income:
Equity in losses of investee	—	—	(1)	—	(1)
Gains on financial instruments	12	—	3	—	15
Interest expense, net	(112)	(1)	—	—	(113)
Foreign currency (loss) gain	(2)	(1)	2	—	(1)
Loss on extinguishment of debt	(57)	—	—	—	(57)
Intercompany interest and other (expense) income	(7)	25	(18)	—	—
	(166)	23	(14)	—	(157)
Income before income taxes	104	180	104	—	388
Income tax expense	(32)	(60)	(51)	—	(143)
Equity in earnings of subsidiaries, net of tax	173	26	—	(199)	—
Net income	245	146	53	(199)	245
Less net income attributable to the noncontrolling interest	(25)	—	(25)	25	(25)
Net income attributable to QVC, Inc. stockholder	$220	146	28	(174)	220

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating statements of comprehensive income

Three months ended June 30, 2014
(in millions)	Subsidiary issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$140	94	43	(137)	140
Foreign currency translation adjustments	2	—	2	(2)	2
Total comprehensive income	142	94	45	(139)	142
Comprehensive income attributable to noncontrolling interest	(10)	—	(10)	10	(10)
Comprehensive income attributable to QVC, Inc. stockholder	$132	94	35	(129)	132

Condensed consolidating statements of comprehensive income - Adjusted

Three months ended June 30, 2013
(in millions)	Subsidiary issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$139	67	25	(92)	139
Foreign currency translation adjustments	(16)	—	(16)	16	(16)
Total comprehensive income	123	67	9	(76)	123
Comprehensive income attributable to noncontrolling interest	(7)	—	(7)	7	(7)
Comprehensive income attributable to QVC, Inc. stockholder	$116	67	2	(69)	116

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating statements of comprehensive income

Six months ended June 30, 2014
(in millions)	Subsidiary issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$262	105	8	(113)	262
Foreign currency translation adjustments	18	—	18	(18)	18
Total comprehensive income	280	105	26	(131)	280
Comprehensive income attributable to noncontrolling interest	(22)	—	(22)	22	(22)
Comprehensive income attributable to QVC, Inc. stockholder	$258	105	4	(109)	258

Condensed consolidating statements of comprehensive income - Adjusted

Six months ended June 30, 2013
(in millions)	Subsidiary issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$245	146	53	(199)	245
Foreign currency translation adjustments	(107)	—	(107)	107	(107)
Total comprehensive income (loss)	138	146	(54)	(92)	138
Comprehensive income attributable to noncontrolling interest	(6)	—	(6)	6	(6)
Comprehensive income (loss) attributable to QVC, Inc. stockholder	$132	146	(60)	(86)	132

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating statements of cash flows

Six months ended June 30, 2014
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$217	172	160	—	549
Investing activities:
Capital expenditures, net	(74)	(1)	38	(20)	(57)
Expenditures for cable and satellite television distribution rights, net	—	(8)	—	—	(8)
Intercompany investing activities	114	27	—	(141)	—
Net cash provided by (used in) investing activities	40	18	38	(161)	(65)
Financing activities:
Principal payments of debt and capital lease obligations	(1,414)	—	(5)	—	(1,419)
Principal borrowings of debt from senior secured credit facility	554	—	—	—	554
Proceeds from issuance of senior secured notes, net of original issue discount	999	—	—	—	999
Payment of debt origination fees	(12)	—	—	—	(12)
Other financing activities	(4)	—	—	—	(4)
Dividends paid to Liberty	(480)	—	—	—	(480)
Dividends paid to noncontrolling interest	—	—	(25)	—	(25)
Net short-term intercompany debt borrowings (repayments)	65	65	(130)	—	—
Intercompany financing activities	(25)	(226)	90	161	—
Net cash used in financing activities	(317)	(161)	(70)	161	(387)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(6)	—	(6)
Net (decrease) increase in cash and cash equivalents	(60)	29	122	—	91
Cash and cash equivalents, beginning of period	78	133	246	—	457
Cash and cash equivalents, end of period	$18	162	368	—	548

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating statements of cash flows - Adjusted

Six months ended June 30, 2013
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$275	115	52	—	442
Investing activities:
Capital expenditures, net	(33)	—	(42)	—	(75)
Expenditures for cable and satellite television distribution rights, net	—	(25)	(1)	—	(26)
Changes in other noncurrent assets	4	—	(3)	—	1
Intercompany investing activities	258	149	—	(407)	—
Net cash provided by (used in) investing activities	229	124	(46)	(407)	(100)
Financing activities:
Principal payments of debt and capital lease obligations	(1,690)	—	(5)	—	(1,695)
Principal borrowings of debt from senior secured credit facility	1,053	—	—	—	1,053
Proceeds from issuance of senior secured notes, net of original issue discount	1,050	—	—	—	1,050
Payment of debt origination fees	(16)	—	—	—	(16)
Payment of bond premium fees	(46)	—	—	—	(46)
Other financing activities	7	—	—	—	7
Dividends paid to Liberty	(765)	—	—	—	(765)
Dividends paid to noncontrolling interest	—	—	(25)	—	(25)
Net short-term intercompany debt (repayments) borrowings	(21)	86	(65)	—	—
Intercompany financing activities	(143)	(326)	62	407	—
Net cash used in financing activities	(571)	(240)	(33)	407	(437)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(29)	—	(29)
Net decrease in cash and cash equivalents	(67)	(1)	(56)	—	(124)
Cash and cash equivalents, beginning of period	75	165	300	—	540
Cash and cash equivalents, end of period	$8	164	244	—	416

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
The Company also has a joint venture with China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR''). The Company owns a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS distributes live programming for 15 hours per day and recorded programming for nine hours per day. This joint venture is accounted for as an equity method investment recorded as equity in (losses) earnings of investee in the condensed consolidated statements of operations.
Additionally, the Company's Japanese operations are conducted through a venture with Mitsui & Co. LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. For both the six months ended June 30, 2014 and 2013, QVC-Japan paid dividends to Mitsui of $25 million, respectively.
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
In October 2013, Liberty announced that its board had authorized management to pursue a plan to recapitalize its Interactive Group tracking stock into two new tracking stocks, one (currently the Liberty Interactive common stock) to be renamed the QVC Group common stock and the other to be designated as the Liberty Digital Commerce common stock. The Digital Commerce Group would have had attributed to it Liberty's subsidiaries Provide Commerce, Inc. ("Provide"), Backcountry.com, Inc., Bodybuilding.com, LLC, CommerceHub and the Evite.com business, along with cash and certain liabilities. The QVC Group, which is currently known as the Interactive Group, would have attributed to it Liberty’s subsidiary QVC, Inc. and its approximate 38% interest in HSN, Inc., along with cash and certain liabilities.
On July 30, 2014, Liberty announced the execution of a definitive agreement under which FTD Companies, Inc. ("FTD") will acquire Provide. FTD and Liberty expect to complete the transaction by the end of 2014. Liberty still plans to create the QVC Group tracking stock but in light of the pending Provide transaction, and other factors, management is reevaluating the optimal structure and best alignment of the Digital Commerce Group. As a result, the timing of the transition to the QVC Group has been delayed.

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

Results of Operations
QVC's operating results were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Net revenue	$2,014	1,961	4,000	3,935
Costs of goods sold	1,250	1,227	2,506	2,479
Gross profit	764	734	1,494	1,456
Operating expenses:
Operating	180	171	358	344
Selling, general and administrative, excluding stock-based compensation	145	129	285	274
Adjusted OIBDA	439	434	851	838
Stock-based compensation	10	9	18	19
Depreciation	33	33	66	63
Amortization	112	107	223	211
Operating income	284	285	544	545
Other (expense) income:
Equity in losses of investee	(2)	(2)	(3)	(1)
Gains on financial instruments	—	3	—	15
Interest expense, net	(60)	(50)	(122)	(113)
Foreign currency gain (loss)	1	—	—	(1)
Loss on extinguishment of debt	—	(16)	—	(57)
	(61)	(65)	(125)	(157)
Income before income taxes	223	220	419	388
Income tax expense	(83)	(81)	(157)	(143)
Net income	140	139	262	245
Less net income attributable to the noncontrolling interest	(10)	(13)	(19)	(25)
Net income attributable to QVC, Inc. stockholder	$130	126	243	220
Net revenue
Net revenue was generated in the following geographical areas:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
QVC-U.S.	$1,352	1,312	2,657	2,609
QVC-Japan	223	260	457	516
QVC-Germany	227	207	477	457
QVC-U.K.	178	153	343	293
QVC-Italy	34	29	66	60
Consolidated QVC	$2,014	1,961	4,000	3,935

QVC's consolidated net revenue increased 2.7% and increased 1.7% for the three and six month periods ended June 30, 2014, respectively, as compared to the corresponding periods in the prior year. The three month increase in net revenue was primarily comprised of $25 million due to a 1.1% increase in units sold, $13 million due to a 0.6% increase in consolidated average selling price per unit ("ASP") and $20 million in favorable foreign currency exchange rates in all countries except Japan. These amounts were offset primarily by a decrease of $3 million in shipping and handling revenue. The six month increase in net revenue was primarily comprised of $36 million due to a 0.8% increase in ASP, $26 million due to a 0.6% increase in units sold and $14 million in favorable foreign currency rates in all countries except Japan. These amounts were negatively impacted by unfavorable returns in the U.S., partially offset by favorability in Germany. The increase in the returns in the U.S. was primarily due to adjustments to prior period estimates based on actual experience, whereas the decrease in Germany was primarily due to lower returns in all categories and a positive mix shift from the apparel and jewelry categories to home, which typically returns at lower rates.
During the three and six month periods ended June 30, 2014, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
The percentage increase (decrease) in net revenue for each of QVC's geographic areas in U.S. Dollars and in local currency was as follows:

	Three months ended June 30,		Six months ended June 30,
	2014		2014
	U.S. Dollars	Local currency	U.S. Dollars	Local currency
QVC-U.S.	3.0%	3.0%	1.8%	1.8%
QVC-Japan	(14.2)%	(11.1)%	(11.4)%	(5.0)%
QVC-Germany	9.7%	4.7%	4.4%	0.1%
QVC-U.K.	16.3%	5.8%	17.1%	7.9%
QVC-Italy	17.2%	8.6%	10.0%	5.6%
QVC-U.S.' net revenue growth for the three months ended June 30, 2014 was primarily due to a 3.1% increase in units shipped and a 1.2% increase in ASP, partially offset by an increase in estimated product returns due to adjustments to prior period estimates based on actual experience. QVC-U.S.' net revenue growth for the six months ended June 30, 2014 was primarily due to a 2.2% increase in units shipped and a 0.9% increase in ASP, partially offset by the increase in estimated product returns as discussed in the above paragraph. For both the three and six month periods ended June 30, 2014, QVC-U.S. experienced shipped sales growth primarily in the home, apparel, and accessories categories partially offset by declines in electronics. For both the three and six month periods ended June 30, 2014, QVC-Japan's shipped sales in local currency declined in all categories except electronics. For the three months ended June 30, 2014, the declines in QVC-Japan's shipped sales in local currency were primarily due to a local consumption tax increase that became effective April 1, 2014. For both the three and six month periods ended June 30, 2014, QVC-Germany's shipped sales in local currency increased primarily in the home category, somewhat offset by declines in apparel and jewelry. For both periods presented, QVC-Germany was also positively impacted by favorable return rates as discussed in the above paragraph. For the three month period ended June 30, 2014, QVC-U.K.'s shipped sales growth in local currency increased in the beauty, apparel and accessories categories, partially offset by declines in electronics and to a lesser extent in the home category. For the six month period ended June 30, 2014, QVC-U.K.'s shipped sales growth in local currency increased in all categories except electronics. For both the three and six month periods ended June 30, 2014, QVC-Italy's shipped sales growth in local currency primarily increased in the beauty, accessories and apparel categories which were partially offset by a decline in the home category.
Gross profit
QVC's gross profit percentage was 37.9% and 37.4% for the three and six month periods ended June 30, 2014, respectively, compared to 37.4% and 37.0% for the three and six month periods ended June 30, 2013, respectively. For both the three and six month periods ended June 30, 2014, the gross profit margins increased primarily due to increased product margins in the U.S. and the U.K.

Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expenses and production costs. Operating expenses increased $9 million or 5.3% and increased $14 million or 4.1% for the three and six month periods ended June 30, 2014, respectively.
For the three months ended June 30, 2014, the variance was primarily due to an increase in programming and production expenses of $2 million, an increase in commission expenses of $2 million, an increase in customer service expenses in the U.S. and Germany of $2 million and unfavorable foreign currency exchange rates of $2 million. For the six months ended June 30, 2014, the variance was primarily due to an increase in commission expenses of $4 million, an increase in programming and production expenses of $4 million, an increase in customer service expenses in the U.S. and Germany of $2 million, an increase in credit card fees of $1 million and unfavorable foreign currency exchange rates of $1 million.
For both the three and six month periods ended June 30, 2014, the increase in programming and production expenses was primarily due to an increase in personnel costs in the U.S. The increase in commission expenses was primarily due to higher programming distribution expenses in Japan and the sales increases in the U.S. The increase in customer service expenses in Germany was primarily due to the launch of the new European systems platform that created some short-term disruptions and resulted in additional talk times. The increase in customer service expenses in the US was primarily volume related associated with the sales increases.
Selling, general and administrative expenses (excluding stock-based compensation)
QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses increased $16 million and increased $11 million, and as a percent of net revenue, from 6.6% to 7.2% and from 7.0% to 7.1% for the three and six month periods ended June 30, 2014, respectively, due to a variety of factors.
For the three months ended June 30, 2014, the variance was primarily due to an increase in outside services of $8 million, higher personnel costs of $5 million, higher marketing expenses of $4 million, a higher provision for doubtful accounts of $3 million and unfavorable foreign currency exchange rates of $2 million. These amounts were primarily offset by an increase in credit card income of $5 million. For the six months ended June 30, 2014, the variance was primarily due to an increase in outside services of $11 million, higher marketing expenses of $9 million, and unfavorable foreign currency exchange rates of $3 million. These amounts were primarily offset by an increase in credit card income of $7 million and a decrease in personnel costs of $5 million.
For both the three and six month periods ended June 30, 2014, the increase in outside services was primarily driven by information technology and commerce platform projects and global market expansion expenses in the U.S. For the three months ended June 30, 2014, the increase in personnel costs was primarily due to merit, benefits and bonus increases in the U.S., Germany and the U.K. For the six months ended June 30, 2014, the decrease in personnel costs was primarily due to a reduction in U.S. bonus expense and a prior year personnel tax accrual in Germany. For both the three and six month periods ended June 30, 2014, the increase in marketing expenses was primarily due to online and social media campaigns. For the three months ended June 30, 2014, the increase in the provision for doubtful accounts was primarily due to the Easy-Pay installment program in the U.S. The QVC Easy-Pay Plan (known as Q Pay in Germany) permits customers to pay for items in two or more installments. When the QVC Easy-Pay Plan is offered by QVC and elected by the customer, the first installment is billed to the customer’s credit card upon shipment. Generally, the customer’s credit card is subsequently billed up to five additional monthly installments until the total purchase price of the products has been billed by QVC. For the three and six month periods ended June 30, 2014, the increase in credit card income was primarily due to higher bank reserve requirements associated with the U.S. regulatory environment in the prior year impacting the overall economics of the portfolio. QVC-U.S. amended and restated its agreement with a large consumer financial services company (the "Bank") pursuant to which the Bank provides revolving credit directly to QVC's customers for the sole purpose of purchasing merchandise or services with a QVC branded credit card. The agreement provides more favorable economic terms for QVC and is effective August 1, 2014.

Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC recorded $10 million and $9 million of stock-based compensation expense for the three months ended June 30, 2014 and 2013, respectively, and $18 million and $19 million of stock-based compensation expense for the six months ended June 30, 2014 and 2013, respectively. Stock-based compensation expense remained relatively consistent for the three and six month periods presented compared to the prior year.
Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2014	2013	2014	2013
Affiliate agreements	$38	$37	$76	75
Customer relationships	43	43	86	86
Acquisition related amortization	81	80	162	161
Property and equipment	33	33	66	63
Software amortization	22	17	43	36
Channel placement amortization and related expenses	9	10	18	14
Total depreciation and amortization	$145	$140	$289	274
Equity in losses of investee
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
Interest expense, net
Consolidated interest expense, net increased 20% and increased 8.0% for the three and six month periods ended June 30, 2014, respectively, as compared to the corresponding periods in the prior year. For both periods presented the interest expense increased as a result of using the proceeds from the 3.125% Senior Secured Notes due 2019 and 4.850% Senior Secured Notes due 2024 to pay down the credit facility that has a lower interest rate (please see below for further discussion on the Senior Secured Notes).
Foreign currency loss
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans are recorded on the statements of operations. The change in foreign currency loss was primarily due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.
Loss on extinguishment of debt
During the first half of 2013, QVC redeemed $500 million of its 7.125% Senior Secured Notes due 2017 and $231 million of its 7.5% Senior Secured Notes due 2019. The loss in the prior year was primarily due to premiums paid for the tenders of these notes.

Income taxes
Our effective tax rate for the three and six month periods ended June 30, 2014 was 37.2% and 37.5%, respectively, and our effective tax rate for the three and six month periods ended June 30, 2013 was 36.8% and 36.9%, respectively. These rates differ from the U.S. federal income tax rate of 35.0% due primarily to state tax expense. We do not expect our effective tax rates to differ significantly in future periods.
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
As of June 30, 2014, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
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

Senior Secured Credit Facility
QVC had approximately $1.9 billion available under the terms of the Company's senior secured credit facility at June 30, 2014. The interest rate on the senior secured credit facility was 1.9% at June 30, 2014.
Other Debt Related Information
QVC was in compliance with all of its debt covenants at June 30, 2014.
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
Additional Cash Flow Information
During the six months ended June 30, 2014, our primary uses of cash were $1,419 million of principal payments on debt and capital lease obligations, $480 million of dividends to Liberty, $57 million of capital expenditures and a $25 million dividend payment from QVC-Japan to Mitsui. These uses of cash were funded primarily with $999 million of net proceeds from the issuance of the 3.125% Senior Secured Notes due 2019 and 4.85% Senior Secured Notes due 2024, $554 million of principal borrowings from the senior secured credit facility and $549 million of cash provided by operating activities. As of June 30, 2014, our cash balance (excluding restricted cash) was $548 million.
During the six months ended June 30, 2013, our primary uses of cash were $1,695 million of principal payments on debt and capital lease obligations, $765 million of dividends to Liberty, $75 million of capital expenditures, $46 million of premiums paid for the tenders of QVC's existing 7.125% Senior Secured Notes due 2017 and 7.5% Senior Secured Notes due 2019, $26 million of cable and satellite television distribution rights expenditures and a $25 million dividend payment from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,053 million of principal borrowings from the senior secured credit facility, $1,050 million of net proceeds from the issuance of the 4.375% Senior Secured Notes Due 2023 and 5.95% Senior Secured Notes Due 2043 and $442 million of cash provided by operating activities. As of June 30, 2013, our cash balance (excluding restricted cash) was $416 million.
The change in cash provided by operating activities for the six months ended June 30, 2014 compared to the previous year was primarily due to variances in accounts payable balances. The variances in this account were primarily due to timing of inventory receipts and related payments to vendors.
As of June 30, 2014, $322 million of the $548 million in cash was held by foreign subsidiaries. Cash in foreign subsidiaries is generally accessible, but certain tax consequences may reduce the net amount of cash we are able to utilize for U.S. purposes. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately one-third of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
Other
Capital expenditures spending in 2014 is expected to be approximately $200 million, including $57 million already expended.
Refer to the chart under the "Off-balance Sheet Arrangements and Aggregate Contractual Obligations" section below for additional information concerning the amount and timing of expected future payments under QVC's contractual obligations at June 30, 2014.

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
Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations at June 30, 2014 is summarized below:

	Payments due by period
(in millions)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt (1)	$3,884	—	—	65	3,819
Interest payments(2)	1,961	95	441	440	985
Capital lease obligations (including imputed interest)	80	7	22	23	28
Operating lease obligations	160	10	28	21	101
(1) Amounts exclude capital lease obligations and the issue discounts on the 7.5%, 3.125%, 4.375%, 4.85% and 5.95% Senior Secured Notes.
(2) Amounts (i) are based on the terms of QVC's senior secured credit facility and senior secured notes, (ii) assumes the interest rates on the floating rate debt remain constant at the rates in effect as of June 30, 2014, (iii) assumes that our existing debt is repaid at maturity and (iv) excludes capital lease obligations.
Our purchase obligations did not materially change as of June 30, 2014.
Recent Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
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

The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at June 30, 2014:

(in millions, except percentages)	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	—	—	—	—	3,819	3,819	4,006
Weighted average interest rate on fixed rate debt	—%	—%	—%	—%	—%	5.6%	5.6%	N/A
Variable rate debt	$—	—	—	—	65	—	65	65
Average interest rate on variable rate debt	—%	—%	—%	—%	1.9%	—%	1.9%	N/A
(1) Amounts exclude capital lease obligations and the issue discounts on the 7.5%, 3.125%, 4.375%, 4.85% and 5.95% Senior Secured Notes.
N/A - Not applicable.
Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three and six month periods ended June 30, 2014 would have been impacted by approximately $1 million and $3 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The credit facility provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of June 30, 2014, the previously held Japanese Yen-denominated borrowings were paid in full, and no borrowings in foreign currencies were outstanding.

Item 4. Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). As of June 30, 2014 (the Evaluation Date), an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report these disclosure controls and procedures were effective.
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
QVC, Inc.

Date: August 5, 2014	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2014	By:/s/ THADDEUS J. JASTRZEBSKI
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