Form 10-Q
period 2014-09-30
QVC INC
filed 2014-11-05
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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

QVC, Inc.
2014 QUARTERLY REPORT ON FORM 10‑Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(in millions)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$586	457
Restricted cash	12	14
Accounts receivable, less allowance for doubtful accounts of $86 million at September 30, 2014 and $83 million at December 31, 2013	768	1,111
Inventories	1,083	931
Deferred income taxes	172	162
Prepaid expenses	56	47
Total current assets	2,677	2,722
Property and equipment, net of accumulated depreciation of $923 million at September 30, 2014 and $919 million at December 31, 2013	1,029	1,106
Cable and satellite television distribution rights, net	509	624
Goodwill	5,144	5,197
Other intangible assets, net	3,186	3,336
Other noncurrent assets	60	71
Total assets	$12,605	13,056
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$10	13
Accounts payable-trade	594	494
Accrued liabilities	701	960
Total current liabilities	1,305	1,467
Long-term portion of debt and capital lease obligations	4,135	3,800
Deferred compensation	16	14
Deferred income taxes	1,162	1,326
Other long-term liabilities	160	108
Total liabilities	6,778	6,715
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value	—	—
Additional paid-in capital	6,739	6,703
Accumulated deficit	(1,074)	(620)
Accumulated other comprehensive income	45	139
Total QVC, Inc. stockholder's equity	5,710	6,222
Noncontrolling interest	117	119
Total equity	5,827	6,341
Total liabilities and equity	$12,605	13,056

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Net revenue	$2,020	1,947	6,020	5,882
Cost of goods sold	1,266	1,222	3,772	3,701
Gross profit	754	725	2,248	2,181
Operating expenses:
Operating	175	176	533	520
Selling, general and administrative, including stock-based compensation	156	151	459	444
Depreciation	34	26	100	89
Amortization	113	113	336	324
	478	466	1,428	1,377
Operating income	276	259	820	804
Other (expense) income:
Equity in losses of investee	(2)	(2)	(5)	(3)
Gains on financial instruments	—	—	—	15
Interest expense, net	(60)	(52)	(182)	(165)
Foreign currency gain (loss)	2	(1)	2	(2)
Loss on extinguishment of debt	(48)	—	(48)	(57)
	(108)	(55)	(233)	(212)
Income before income taxes	168	204	587	592
Income tax expense	(65)	(70)	(222)	(213)
Net income	103	134	365	379
Less net income attributable to the noncontrolling interest	(8)	(9)	(27)	(34)
Net income attributable to QVC, Inc. stockholder	$95	125	338	345

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Net income	$103	134	365	379
Foreign currency translation adjustments	(116)	68	(98)	(39)
Total comprehensive (loss) income	(13)	202	267	340
Comprehensive income attributable to noncontrolling interest	(1)	(11)	(23)	(17)
Comprehensive (loss) income attributable to QVC, Inc. stockholder	$(14)	191	244	323

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
(in millions)	2014	2013
Operating activities:
Net income	$365	379
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of investee	5	3
Deferred income taxes	(147)	(84)
Foreign currency (gain) loss	(2)	2
Depreciation	100	89
Amortization	336	324
Change in fair value of financial instruments and noncash interest	7	(8)
Loss on extinguishment of debt	48	57
Stock-based compensation	34	29
Change in other long-term liabilities	58	7
Effects of changes in working capital items	8	(195)
Net cash provided by operating activities	812	603
Investing activities:
Capital expenditures, net	(98)	(121)
Expenditures for cable and satellite television distribution rights, net	(30)	(41)
Decreases in restricted cash	2	2
Changes in other noncurrent assets	(1)	(1)
Net cash used in investing activities	(127)	(161)
Financing activities:
Principal payments of debt and capital lease obligations	(2,396)	(2,161)
Principal borrowings of debt from senior secured credit facility	726	1,198
Proceeds from issuance of senior secured notes, net of original issue discount	1,997	1,050
Proceeds from master promissory note with Liberty	—	300
Payment of debt origination fees	(25)	(16)
Payment of bond premium fees	(32)	(46)
Other financing activities	(5)	9
Dividends paid to Liberty	(764)	(900)
Dividends paid to noncontrolling interest	(25)	(25)
Net cash used in financing activities	(524)	(591)
Effect of foreign exchange rate changes on cash and cash equivalents	(32)	(22)
Net increase (decrease) in cash and cash equivalents	129	(171)
Cash and cash equivalents, beginning of period	457	540
Cash and cash equivalents, end of period	$586	369
Effects of changes in working capital items:
Decrease in accounts receivable	$341	319
Increase in inventories	(168)	(211)
Increase in prepaid expenses	(7)	(12)
Increase (decrease) in accounts payable-trade	127	(29)
Decrease in accrued liabilities and other	(285)	(262)
Effects of changes in working capital items	$8	(195)

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statement of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2013	1	$—	6,703	(620)	139	119	6,341
Net income	—	—	—	338	—	27	365
Foreign currency translation adjustments	—	—	—	—	(94)	(4)	(98)
Dividends paid to Liberty and noncontrolling interest and other	—	—	—	(779)	—	(25)	(804)
Impact of tax liability allocation and indemnification agreement with Liberty	—	—	—	(13)	—	—	(13)
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	(7)	—	—	—	(7)
Excess tax benefit resulting from stock-based compensation	—	—	9	—	—	—	9
Stock-based compensation	—	—	34	—	—	—	34
Balance, September 30, 2014	1	$—	6,739	(1,074)	45	117	5,827

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
The Company also has a joint venture with CNR Media Group, formally known as China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR''). The Company owns a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS distributes live programming for 15 hours per day and recorded programming for nine hours per day. This joint venture is accounted for as an equity method investment recorded as equity in (losses) earnings of investee in the condensed consolidated statements of operations.
Additionally, the Company's Japanese operations are conducted through a joint venture with Mitsui & Co. LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. For both the nine months ended September 30, 2014 and 2013, QVC-Japan paid dividends to Mitsui of $25 million, respectively.
We are an indirect wholly owned subsidiary of Liberty Interactive Corporation ("Liberty"), which owns interests in a broad range of digital commerce businesses. On August 9, 2012, Liberty completed the recapitalization of its common stock into shares of the corresponding series of two new tracking stocks, Liberty Interactive (Nasdaq: LINTA, LINTB) and Liberty Ventures (Nasdaq: LVNTA, LVNTB). On October 3, 2014, Liberty's board of directors approved (i) the change in attribution from the Liberty Interactive Group to the Liberty Ventures Group of certain of its digital commerce companies (Provide Commerce, Inc., Backcountry.com, Inc., Bodybuilding.com, LLC, CommerceHub, Evite, Inc. and LMC Right Start, Inc.), together with $970 million in cash, effective October 3, 2014 and (ii) in the exchange for these digital commerce companies and the amount in cash, the creation of an inter-group interest in Liberty Ventures Group in favor of the former Liberty Interactive Group (which is now referred to as the "QVC Group"), represented as a number of Liberty Ventures shares that were issued to the QVC Group ("Inter-Group Interest Shares") calculated as set forth in Liberty's Restated Certificate of Incorporation. Immediately following the reattribution, Liberty's Board of Directors declared a dividend of the Inter-Group Interest Shares to the holders of Liberty Interactive common stock (which is now referred to as QVC Group common stock) in full elimination of the inter-group interest, which was paid on October 20, 2014. In connection with the payment of the dividend, typical antidilution adjustments were made to outstanding QVC Group equity incentive awards and the Liberty board reattributed an additional $30 million in cash to the Liberty Ventures Group relating to its assumption of liabilities related to those awards. We refer to the foregoing transactions as the "2014 Reattribution."
As a result of these transactions, we are now attributed to the new QVC Group, which tracks the assets and liabilities of our company and Liberty's 38% equity interest in HSN, Inc. ("HSN"), one of our two closest televised shopping competitors, and the trading symbols for the Series A QVC Group tracking stock and the Series B QVC Group tracking stock have changed from "LINTA" and "LINTB" to "QVCA" and "QVCB," respectively, effective October 7, 2014. In connection with the 2014 Reattribution, we increased the balance on our credit facility to $1.06 billion and subsequently declared and paid a dividend in cash to Liberty in the amount of $1 billion on October 3, 2014.
On April 16, 2014, QVC announced plans to expand its global presence into France. Similar to its other markets, QVC plans to offer a highly immersive digital shopping experience, with strong integration across e-commerce, TV, mobile and social platforms, with the launch scheduled for the second quarter of 2015.
The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.

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
Certain prior period amounts have been reclassified to conform with current period presentation.
(2) Cable and Satellite Television Distribution Rights, Net
Cable and satellite television distribution rights consisted of the following:

	September 30,	December 31,
(in millions)	2014	2013
Cable and satellite television distribution rights	$2,328	2,324
Less accumulated amortization	(1,819)	(1,700)
Cable and satellite television distribution rights, net	$509	624
The Company recorded amortization expense of $46 million and $45 million for the three months ended September 30, 2014 and 2013, respectively, related to cable and satellite television distribution rights. For the nine months ended September 30, 2014 and 2013, amortization expense for cable and satellite television distribution rights was $139 million and $131 million, respectively.
As of September 30, 2014, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2014	$44
2015	172
2016	166
2017	112
2018	6

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(3) Goodwill
The changes in the carrying amount of goodwill were as follows:

(in millions)	QVC-U.S.	QVC-Japan	QVC-Germany	QVC-U.K.	QVC-Italy	Total
Balance as of December 31, 2013	$4,190	288	348	216	155	5,197
Exchange rate fluctuations	—	(10)	(26)	(5)	(12)	(53)
Balance as of September 30, 2014	$4,190	278	322	211	143	5,144
(4) Other Intangible Assets, Net
Other intangible assets consisted of the following:

	September 30,			December 31,
	2014			2013
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$562	(366)	196	615	(393)	222
Affiliate and customer relationships	2,436	(1,922)	514	2,450	(1,802)	648
Debt origination fees	60	(12)	48	51	(13)	38
Trademarks (indefinite life)	2,428	—	2,428	2,428	—	2,428
	$5,486	(2,300)	3,186	5,544	(2,208)	3,336
The Company recorded amortization expense of $67 million and $68 million for the three months ended September 30, 2014 and 2013, respectively, related to other intangible assets. For the nine months ended September 30, 2014 and 2013, amortization expense for other intangible assets was $197 million and $193 million, respectively, related to other intangible assets.
In regards to software amortization, during the third quarter of 2013, the amortization of certain capitalized software in
Germany, the U.K. and Italy was accelerated in the amount of $6 million.

As of September 30, 2014, the related amortization expense and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2014	$72
2015	272
2016	238
2017	141
2018	9

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(5) Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30,	December 31,
(in millions)	2014	2013
Accounts payable non-trade	178	323
Accrued compensation and benefits	97	98
Deferred revenue	87	73
Allowance for sales returns	80	108
Accrued interest	69	58
Income taxes	61	126
Sales and other taxes	52	79
Other	77	95
	701	960
(6) Long-Term Debt
Long-term debt consisted of the following:

	September 30,	December 31,
(in millions)	2014	2013
7.5% Senior Secured Notes due 2019, net of original issue discount	—	761
3.125% Senior Secured Notes due 2019, net of original issue discount	399	—
7.375% Senior Secured Notes due 2020	500	500
5.125% Senior Secured Notes due 2022	500	500
4.375% Senior Secured Notes due 2023, net of original issue discount	750	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	—
4.45% Senior Secured Notes due 2025, net of original issue discount	599	—
5.45% Senior Secured Notes due 2034, net of original issue discount	399	—
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
Senior secured credit facility	32	922
Capital lease obligations	66	80
Total debt	4,145	3,813
Less current portion	(10)	(13)
Long-term portion of debt and capital lease obligations	$4,135	3,800
Senior Secured Notes
On March 18, 2014, QVC issued $400 million principal amount of 3.125% Senior Secured Notes due 2019 at an issue price of 99.828% and $600 million principal amount of 4.850% Senior Secured Notes due 2024 at an issue price of 99.927% (collectively, the “March Notes”). The March Notes are secured by a first-priority lien on the capital stock of QVC, which is the same collateral that secures QVC's existing secured indebtedness and certain future indebtedness. The net proceeds from the offerings of the March Notes were used to repay indebtedness under QVC’s senior secured credit facility and for working capital and other general corporate purposes. Interest is payable semi-annually.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

On August 21, 2014, QVC issued $600 million principal amount of 4.45% Senior Secured Notes due 2025 at an issue price of 99.860% and $400 million principal amount of 5.45% Senior Secured Notes due 2034 at an issue price of 99.784% (collectively, the “August Notes”). The August Notes are secured by a first-priority lien on the capital stock of QVC, which is the same collateral that secures QVC’s existing secured indebtedness and certain future indebtedness. Interest is payable semi-annually.
The net proceeds from the offerings of the August Notes were used for the redemption of QVC’s 7.5% Senior Secured Notes due 2019 (the "Redemption") on September 8, 2014 and for working capital and other general corporate purposes. As a result of the Redemption, we incurred an extinguishment loss of $48 million for the three and nine month periods ended September 30, 2014, recorded as loss on extinguishment of debt in the condensed consolidated statements of operations.
Senior Secured Credit Facility
QVC had approximately $2 billion available under the terms of the Company's senior secured credit facility at September 30, 2014. The weighted average interest rate on the outstanding balance of the senior secured credit facility was 2.3% at September 30, 2014. In connection with the 2014 Reattribution, the Company increased the balance on its credit facility to $1.06 billion on October 3, 2014.
Other Debt Related Information
QVC was in compliance with all of its debt covenants at September 30, 2014.
During the quarter, there were no significant changes to QVC's debt credit ratings.
The weighted average rate applicable to all of the outstanding debt (excluding capital leases) was 5.0% as of September 30, 2014.
(7) Leases and Transponder Service Arrangements
Future minimum payments under noncancelable operating leases and capital transponder leases with initial terms of one year or more at September 30, 2014 consisted of the following:

(in millions)	Capital transponders	Operating leases
Remainder of 2014	$3	5
2015	11	15
2016	10	13
2017	10	11
2018	11	12
Thereafter	26	113
Total	$71	169
The Company has entered into ten separate agreements with transponder suppliers to transmit its signals in the U.S., Germany and the U.K. at an aggregate monthly cost of $1 million. Depreciation expense related to the transponders was $3 million for both the three months ended September 30, 2014 and 2013, respectively. Depreciation expense related to the transponders was $9 million for both the nine months ended September 30, 2014 and 2013, respectively. Total future minimum capital lease payments of $71 million include $5 million of imputed interest. The transponder service agreements for our U.S. transponders expire between 2019 and 2020. The transponder service agreements for our international transponders expire between December 2014 and 2022.
Expenses for operating leases, principally for data processing equipment and facilities and for satellite uplink service agreements, amounted to $6 million and $7 million for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, expenses for operating leases were $20 million and $21 million, respectively.

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
For the three months ended September 30, 2014, the Company recorded a tax provision of $65 million, which represented an effective tax rate of 38.7%. For the nine months ended September 30, 2014, the Company recorded a tax provision of $222 million, which represented an effective tax rate of 37.8%. These rates differ from the U.S. federal income tax rate of 35.0% due primarily to state tax expense.
QVC is party to ongoing discussions with the Internal Revenue Service under the Compliance Assurance Process audit program. The Company files Federal tax returns on a consolidated basis with its parent company, Liberty. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of September 30, 2014, the Company, or one of its subsidiaries, was under examination in California, Minnesota, New Jersey, New York, and Pennsylvania, as well as in Germany, the U.K, and Italy.
The amounts of the tax-related balances due to Liberty at September 30, 2014 and December 31, 2013 were $1 million and $78 million, respectively, and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.
The Company is a party to a Tax Liability Allocation and Indemnification Agreement (the “Tax Agreement”) with Liberty. The Tax Agreement establishes the methodology for the calculation and payment of income taxes in connection with the consolidation of the Company with Liberty for income tax purposes. Generally, the Tax Agreement provides that the Company will pay Liberty an amount equal to the tax liability, if any, that it would have if it were to file as a consolidated group separate and apart from Liberty, with exceptions for the treatment and timing of certain items, including but not limited to deferred intercompany transactions, credits, and net operating and capital losses. To the extent that the separate company tax expense is different from the payment terms of the Tax Agreement, the difference is recorded as either a dividend or capital contribution.
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
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at September 30, 2014 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$476	476	—	—
Long-term liabilities:
Debt (note 6)	4,149	—	4,149	—

		Fair value measurements at December 31, 2013 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$342	342	—	—
Long-term liabilities:
Debt (note 6)	3,783	—	3,783	—
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(11) Information about QVC's Operating Segments
Each of the Company's operating segments are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the Internet and mobile applications in certain markets. The Company has identified six reportable segments: the United States, Japan, Germany, the United Kingdom, Italy and France.
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
Performance measures

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QVC-U.S.	$1,368	329	1,303	304	4,025	955	3,912	915
QVC-Japan	216	41	236	46	673	131	752	157
QVC-Germany	229	42	224	37	706	121	681	115
QVC-U.K.	173	31	156	26	516	91	449	71
QVC-Italy	34	(1)	28	(5)	100	(5)	88	(12)
QVC-France	—	(3)	—	—	—	(3)	—	—
Consolidated QVC	$2,020	439	1,947	408	6,020	1,290	5,882	1,246
Net revenue amounts by product category are not available from our general purpose financial statements.
Other information

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QVC-U.S.	$14	98	14	90	41	290	41	269
QVC-Japan	5	3	5	2	14	7	13	6
QVC-Germany	8	9	6	12	24	28	22	30
QVC-U.K.	5	3	(1)	6	13	10	8	12
QVC-Italy	2	—	2	3	8	1	5	7
Consolidated QVC	$34	113	26	113	100	336	89	324

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

	Nine months ended September 30,		Year ended December 31,
	2014		2013
(in millions)	Total assets	Capital expenditures, net	Total assets	Capital expenditures, net
QVC-U.S.	$10,001	73	10,322	123
QVC-Japan	681	—	732	16
QVC-Germany	1,042	6	1,109	28
QVC-U.K.	629	9	613	16
QVC-Italy	251	10	280	28
QVC-France	1	—	—	—
Consolidated QVC	$12,605	98	13,056	211
Long-lived assets, net of accumulated depreciation, by geographic area were as follows:

	September 30,	December 31,
(in millions)	2014	2013
QVC-U.S.	$438	448
QVC-Japan	197	220
QVC-Germany	211	244
QVC-U.K.	122	129
QVC-Italy	61	65
Consolidated QVC	$1,029	1,106
The following table provides a reconciliation of Adjusted OIBDA to income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Adjusted OIBDA	$439	408	1,290	1,246
Stock‑based compensation	(16)	(10)	(34)	(29)
Depreciation and amortization	(147)	(139)	(436)	(413)
Equity in losses of investee	(2)	(2)	(5)	(3)
Gains on financial instruments	—	—	—	15
Interest expense, net	(60)	(52)	(182)	(165)
Foreign currency gain (loss)	2	(1)	2	(2)
Loss on extinguishment of debt	(48)	—	(48)	(57)
Income before income taxes	$168	204	587	592

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(12) Other Comprehensive Income
The change in the component of accumulated other comprehensive income, net of taxes ("AOCI"), is summarized as follows:

(in millions)	Foreign currency translation adjustments	AOCI
Balance at January 1, 2013	$186	186
Other comprehensive loss attributable to QVC, Inc. stockholder	(22)	(22)
Balance at September 30, 2013	164	164

Balance at January 1, 2014	$139	139
Other comprehensive loss attributable to QVC, Inc. stockholder	(94)	(94)
Balance at September 30, 2014	45	45
The component of other comprehensive income is reflected in QVC's condensed consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive income:

(in millions)	Before-tax amount	Tax (expense) benefit	Net-of-tax amount
Three months ended September 30, 2014:
Foreign currency translation adjustments	$(145)	29	(116)
Other comprehensive loss	(145)	29	(116)

Three months ended September 30, 2013:
Foreign currency translation adjustments	$77	(9)	68
Other comprehensive income	77	(9)	68

Nine months ended September 30, 2014:
Foreign currency translation adjustments	$(124)	26	(98)
Other comprehensive loss	(124)	26	(98)

Nine months ended September 30, 2013:
Foreign currency translation adjustments	$(52)	13	(39)
Other comprehensive loss	(52)	13	(39)
(13) Subsequent Events
In connection with the 2014 Reattribution, we increased the balance on our credit facility to $1.06 billion and subsequently declared and paid a dividend in cash to Liberty in the amount of $1 billion on October 3, 2014.

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
During the nine months ended September 30, 2014, an intangible asset held by certain non-guarantor subsidiaries was sold to QVC, Inc. resulting in a gain of $20 million reflected in intercompany interest and other income for the non-guarantor subsidiaries and also included in equity in earnings of subsidiaries for the subsidiary guarantors. The gain is eliminated in the eliminations column. The impact of these earnings has been eliminated in the presentation of intangible assets and equity in earnings of subsidiaries of the parent company.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating balance sheets

September 30, 2014
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	1	225	360	—	586
Restricted cash	10	—	2	—	12
Accounts receivable, net	520	—	248	—	768
Inventories	814	—	269	—	1,083
Deferred income taxes	154	—	18	—	172
Prepaid expenses	26	—	30	—	56
Total current assets	1,525	225	927	—	2,677
Property and equipment, net	253	67	709	—	1,029
Cable and satellite television distribution rights, net	—	425	84	—	509
Goodwill	4,169	—	975	—	5,144
Other intangible assets, net	1,056	2,049	81	—	3,186
Other noncurrent assets	2	—	58	—	60
Investments in subsidiaries	4,875	1,544	—	(6,419)	—
Total assets	11,880	4,310	2,834	(6,419)	12,605
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	2	—	8	—	10
Accounts payable-trade	373	—	221	—	594
Accrued liabilities	187	94	420	—	701
Intercompany accounts payable (receivable)	1,109	(803)	(306)	—	—
Total current liabilities	1,671	(709)	343	—	1,305
Long-term portion of debt and capital lease obligations	4,089	—	46	—	4,135
Deferred compensation	15	—	1	—	16
Deferred income taxes	284	888	(10)	—	1,162
Other long-term liabilities	111	—	49	—	160
Total liabilities	6,170	179	429	—	6,778
Equity:
QVC, Inc. stockholder's equity	5,710	4,131	2,288	(6,419)	5,710
Noncontrolling interest	—	—	117	—	117
Total equity	5,710	4,131	2,405	(6,419)	5,827
Total liabilities and equity	11,880	4,310	2,834	(6,419)	12,605

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating balance sheets

December 31, 2013
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	78	133	246	—	457
Restricted cash	11	—	3	—	14
Accounts receivable, net	816	—	295	—	1,111
Inventories	684	—	247	—	931
Deferred income taxes	146	—	16	—	162
Prepaid expenses	20	—	27	—	47
Total current assets	1,755	133	834	—	2,722
Property and equipment, net	265	67	774	—	1,106
Cable and satellite television distribution rights, net	—	510	114	—	624
Goodwill	4,169	—	1,028	—	5,197
Other intangible assets, net	1,128	2,050	158	—	3,336
Other noncurrent assets	8	—	63	—	71
Investments in subsidiaries	4,894	1,628	—	(6,522)	—
Total assets	12,219	4,388	2,971	(6,522)	13,056
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	2	—	11	—	13
Accounts payable-trade	336	—	158	—	494
Accrued liabilities	393	96	471	—	960
Intercompany accounts payable (receivable)	1,019	(879)	(140)	—	—
Total current liabilities	1,750	(783)	500	—	1,467
Long-term portion of debt and capital lease obligations	3,745	—	55	—	3,800
Deferred compensation	13	—	1	—	14
Deferred income taxes	399	923	4	—	1,326
Other long-term liabilities	90	—	18	—	108
Total liabilities	5,997	140	578	—	6,715
Equity:
QVC, Inc. stockholder's equity	6,222	4,248	2,274	(6,522)	6,222
Noncontrolling interest	—	—	119	—	119
Total equity	6,222	4,248	2,393	(6,522)	6,341
Total liabilities and equity	12,219	4,388	2,971	(6,522)	13,056

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating statements of operations

Three months ended September 30, 2014
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,384	198	684	(246)	2,020
Cost of goods sold	873	27	430	(64)	1,266
Gross profit	511	171	254	(182)	754
Operating expenses:
Operating	42	50	83	—	175
Selling, general and administrative, including stock-based compensation	249	—	89	(182)	156
Depreciation	10	1	23	—	34
Amortization	56	39	18	—	113
Intercompany management expense (income)	54	(1)	(53)	—	—
	411	89	160	(182)	478
Operating income	100	82	94	—	276
Other (expense) income:
Equity in losses of investee	—	—	(2)	—	(2)
Interest expense, net	(60)	—	—	—	(60)
Foreign currency gain (loss)	6	(2)	(2)	—	2
Loss on extinguishment of debt	(48)	—	—	—	(48)
Other intercompany (expense) income	(6)	13	(7)	—	—
	(108)	11	(11)	—	(108)
(Loss) income before income taxes	(8)	93	83	—	168
Income tax expense	(15)	(29)	(21)	—	(65)
Equity in earnings of subsidiaries, net of tax	126	13	—	(139)	—
Net income	103	77	62	(139)	103
Less net income attributable to the noncontrolling interest	(8)	—	(8)	8	(8)
Net income attributable to QVC, Inc. stockholder	$95	77	54	(131)	95

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating statements of operations

Three months ended September 30, 2013
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	1,319	190	675	(237)	1,947
Cost of goods sold	833	26	427	(64)	1,222
Gross profit	486	164	248	(173)	725
Operating expenses:
Operating	39	49	88	—	176
Selling, general and administrative, including stock-based compensation	237	1	86	(173)	151
Depreciation	10	1	15	—	26
Amortization	51	37	25	—	113
Intercompany management expense (income)	14	(1)	(13)	—	—
	351	87	201	(173)	466
Operating income	135	77	47	—	259
Other (expense) income:
Equity in losses of investee	—	—	(2)	—	(2)
Interest expense, net	(52)	—	—	—	(52)
Foreign currency (loss) gain	(9)	—	8	—	(1)
Other intercompany (expense) income	(4)	13	(9)	—	—
	(65)	13	(3)	—	(55)
Income before income taxes	70	90	44	—	204
Income tax expense	(21)	(27)	(22)	—	(70)
Equity in earnings of subsidiaries, net of tax	85	3	—	(88)	—
Net income	134	66	22	(88)	134
Less net income attributable to the noncontrolling interest	(9)	—	(9)	9	(9)
Net income attributable to QVC, Inc. stockholder	$125	66	13	(79)	125

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating statements of operations

Nine months ended September 30, 2014
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$4,076	562	2,083	(701)	6,020
Cost of goods sold	2,565	75	1,308	(176)	3,772
Gross profit	1,511	487	775	(525)	2,248
Operating expenses:
Operating	124	144	265	—	533
Selling, general and administrative, including stock-based compensation	715	—	269	(525)	459
Depreciation	29	4	67	—	100
Amortization	166	115	55	—	336
Intercompany management expense (income)	93	(9)	(84)	—	—
	1,127	254	572	(525)	1,428
Operating income	384	233	203	—	820
Other (expense) income:
Equity in losses of investee	—	—	(5)	—	(5)
Interest expense, net	(173)	—	(9)	—	(182)
Foreign currency gain (loss)	3	(2)	1	—	2
Loss on extinguishment of debt	(48)	—	—	—	(48)
Other intercompany (expense) income	(16)	39	(3)	(20)	—
	(234)	37	(16)	(20)	(233)
Income before income taxes	150	270	187	(20)	587
Income tax expense	(22)	(81)	(119)	—	(222)
Equity in earnings (losses) of subsidiaries, net of tax	237	(6)	—	(231)	—
Net income	365	183	68	(251)	365
Less net income attributable to the noncontrolling interest	(27)	—	(27)	27	(27)
Net income attributable to QVC, Inc. stockholder	$338	183	41	(224)	338
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating statements of operations

Nine months ended September 30, 2013
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	3,959	555	2,065	(697)	5,882
Cost of goods sold	2,512	74	1,300	(185)	3,701
Gross profit	1,447	481	765	(512)	2,181
Operating expenses:
Operating	114	143	263	—	520
Selling, general and administrative, including stock-based compensation	700	1	255	(512)	444
Depreciation	28	4	57	—	89
Amortization	153	107	64	—	324
Intercompany management expense (income)	46	(8)	(38)	—	—
	1,041	247	601	(512)	1,377
Operating income	406	234	164	—	804
Other (expense) income:
Equity in losses of investee	—	—	(3)	—	(3)
Gains on financial instruments	12	—	3	—	15
Interest expense, net	(164)	(1)	—	—	(165)
Foreign currency (loss) gain	(12)	(1)	11	—	(2)
Loss on extinguishment of debt	(57)	—	—	—	(57)
Intercompany interest and other (expense) income	(11)	37	(26)	—	—
	(232)	35	(15)	—	(212)
Income before income taxes	174	269	149	—	592
Income tax expense	(52)	(87)	(74)	—	(213)
Equity in earnings of subsidiaries, net of tax	257	29	—	(286)	—
Net income	379	211	75	(286)	379
Less net income attributable to the noncontrolling interest	(34)	—	(34)	34	(34)
Net income attributable to QVC, Inc. stockholder	345	211	41	(252)	345

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating statements of comprehensive (loss) income

Three months ended September 30, 2014
(in millions)	Subsidiary issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$103	77	62	(139)	103
Foreign currency translation adjustments	(116)	—	(116)	116	(116)
Total comprehensive (loss) income	(13)	77	(54)	(23)	(13)
Comprehensive income attributable to noncontrolling interest	(1)	—	(1)	1	(1)
Comprehensive (loss) income attributable to QVC, Inc. stockholder	$(14)	77	(55)	(22)	(14)

Condensed consolidating statements of comprehensive income

Three months ended September 30, 2013
(in millions)	Subsidiary issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$134	66	22	(88)	134
Foreign currency translation adjustments	68	—	68	(68)	68
Total comprehensive income	202	66	90	(156)	202
Comprehensive income attributable to noncontrolling interest	(11)	—	(11)	11	(11)
Comprehensive income attributable to QVC, Inc. stockholder	$191	66	79	(145)	191

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating statements of comprehensive income (loss)

Nine months ended September 30, 2014
(in millions)	Subsidiary issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$365	183	68	(251)	365
Foreign currency translation adjustments	(98)	—	(98)	98	(98)
Total comprehensive income (loss)	267	183	(30)	(153)	267
Comprehensive income attributable to noncontrolling interest	(23)	—	(23)	23	(23)
Comprehensive income (loss) attributable to QVC, Inc. stockholder	$244	183	(53)	(130)	244

Condensed consolidating statements of comprehensive income

Nine months ended September 30, 2013
(in millions)	Subsidiary issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$379	211	75	(286)	379
Foreign currency translation adjustments	(39)	—	(39)	39	(39)
Total comprehensive income	340	211	36	(247)	340
Comprehensive income attributable to noncontrolling interest	(17)	—	(17)	17	(17)
Comprehensive income attributable to QVC, Inc. stockholder	$323	211	19	(230)	323

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed consolidating statements of cash flows

Nine months ended September 30, 2014
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$311	273	228	—	812
Investing activities:
Capital expenditures, net	(102)	(3)	27	(20)	(98)
Expenditures for cable and satellite television distribution rights, net	—	(30)	—	—	(30)
Decrease in restricted cash	1	—	1	—	2
Changes in other noncurrent assets	(1)	—	—		(1)
Intercompany investing activities	258	78	—	(336)	—
Net cash provided by (used in) investing activities	156	45	28	(356)	(127)
Financing activities:
Principal payments of debt and capital lease obligations	(2,388)	—	(8)	—	(2,396)
Principal borrowings of debt from senior secured credit facility	726	—	—	—	726
Proceeds from issuance of senior secured notes, net of original issue discount	1,997	—	—	—	1,997
Payment of debt origination fees	(25)	—	—	—	(25)
Payment of bond premium fees	(32)	—	—	—	(32)
Other financing activities	(5)	—	—	—	(5)
Dividends paid to Liberty	(764)	—	—	—	(764)
Dividends paid to noncontrolling interest	—	—	(25)	—	(25)
Net short-term intercompany debt borrowings (repayments)	90	76	(166)	—	—
Intercompany financing activities	(143)	(302)	89	356	—
Net cash used in financing activities	(544)	(226)	(110)	356	(524)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(32)	—	(32)
Net (decrease) increase in cash and cash equivalents	(77)	92	114	—	129
Cash and cash equivalents, beginning of period	78	133	246	—	457
Cash and cash equivalents, end of period	$1	225	360	—	586

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

•	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;

•	general economic and business conditions and industry trends;

•	consumer spending levels, including the availability and amount of individual consumer debt;

•	advertising spending levels;

•	changes in distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and IP television;

•	rapid technological changes;

•	failure to protect the security of personal information, subjecting us to potentially costly government enforcement actions and/or private litigation and reputational damage;

•	the regulatory and competitive environment of the industries in which we operate;

•	threatened terrorist attacks, political unrest in international markets and ongoing military action around the world;

•	fluctuation in foreign currency exchange rates; and

•	Liberty's dependence on our cash flow for servicing its debt and for other purposes.

For additional risk factors, please see Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2013. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
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
The Company also has a joint venture with CNR Media Group, formally known as China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR''). The Company owns a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS distributes live programming for 15 hours per day and recorded programming for nine hours per day. This joint venture is accounted for as an equity method investment recorded as equity in (losses) earnings of investee in the condensed consolidated statements of operations.
Additionally, the Company's Japanese operations are conducted through a joint venture with Mitsui & Co. LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. For both the nine months ended September 30, 2014 and 2013, QVC-Japan paid dividends to Mitsui of $25 million, respectively.
We are an indirect wholly owned subsidiary of Liberty Interactive Corporation ("Liberty"), which owns interests in a broad range of digital commerce businesses. On August 9, 2012, Liberty completed the recapitalization of its common stock into shares of the corresponding series of two new tracking stocks, Liberty Interactive (Nasdaq: LINTA, LINTB) and Liberty Ventures (Nasdaq: LVNTA, LVNTB). On October 3, 2014, Liberty's board of directors approved (i) the change in attribution from the Liberty Interactive Group to the Liberty Ventures Group of certain of its digital commerce companies (Provide Commerce, Inc., Backcountry.com, Inc., Bodybuilding.com, LLC, CommerceHub, Evite, Inc. and LMC Right Start, Inc.), together with $970 million in cash, effective October 3, 2014 and (ii) in the exchange for these digital commerce companies and the amount in cash, the creation of an inter-group interest in Liberty Ventures Group in favor of the former Liberty Interactive Group (which is now referred to as the "QVC Group"), represented as a number of Liberty Ventures shares that were issued to the QVC Group ("Inter-Group Interest Shares") calculated as set forth in Liberty's Restated Certificate of Incorporation. Immediately following the reattribution, Liberty's Board of Directors declared a dividend of the Inter-Group Interest Shares to the holders of Liberty Interactive common stock (which is now referred to as QVC Group common stock) in full elimination of the inter-group interest, which was paid on October 20, 2014. In connection with the payment of the dividend, typical antidilution adjustments were made to outstanding QVC Group equity incentive awards and the Liberty board reattributed an additional $30 million in cash to the Liberty Ventures Group relating to its assumption of liabilities related to those awards. We refer to the foregoing transactions as the "2014 Reattribution."

As a result of these transactions, we are now attributed to the new QVC Group, which tracks the assets and liabilities of our company and Liberty's 38% equity interest in HSN, Inc. ("HSN"), one of our two closest televised shopping competitors, and the trading symbols for the Series A QVC Group tracking stock and the Series B QVC Group tracking stock have changed from "LINTA" and "LINTB" to "QVCA" and "QVCB," respectively, effective October 7, 2014. In connection with the 2014 Reattribution, we increased the balance on our credit facility to $1.06 billion and subsequently declared and paid a dividend in cash to Liberty in the amount of $1 billion on October 3, 2014.
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

Results of Operations
QVC's operating results were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Net revenue	$2,020	1,947	6,020	5,882
Costs of goods sold	1,266	1,222	3,772	3,701
Gross profit	754	725	2,248	2,181
Operating expenses:
Operating	175	176	533	520
Selling, general and administrative, excluding stock-based compensation	140	141	425	415
Adjusted OIBDA	439	408	1,290	1,246
Stock-based compensation	16	10	34	29
Depreciation	34	26	100	89
Amortization	113	113	336	324
Operating income	276	259	820	804
Other (expense) income:
Equity in losses of investee	(2)	(2)	(5)	(3)
Gains on financial instruments	—	—	—	15
Interest expense, net	(60)	(52)	(182)	(165)
Foreign currency gain (loss)	2	(1)	2	(2)
Loss on extinguishment of debt	(48)	—	(48)	(57)
	(108)	(55)	(233)	(212)
Income before income taxes	168	204	587	592
Income tax expense	(65)	(70)	(222)	(213)
Net income	103	134	365	379
Less net income attributable to the noncontrolling interest	(8)	(9)	(27)	(34)
Net income attributable to QVC, Inc. stockholder	$95	125	338	345
Net revenue
Net revenue was generated in the following geographical areas:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
QVC-U.S.	$1,368	1,303	4,025	3,912
QVC-Japan	216	236	673	752
QVC-Germany	229	224	706	681
QVC-U.K.	173	156	516	449
QVC-Italy	34	28	100	88
Consolidated QVC	$2,020	1,947	6,020	5,882

QVC's consolidated net revenue increased 3.8% and 2.3% for the three and nine month periods ended September 30, 2014, respectively, as compared to the corresponding periods in the prior year. The three month increase in net revenue was primarily comprised of $36 million due to a 1.7% increase in units sold, $26 million due to a 1.2% increase in consolidated average selling price per unit ("ASP"), a decrease in estimated product returns of $7 million and an increase in shipping and handling revenue of $3 million. The decrease in the estimated product returns was primarily due to lower return rates in Japan in all product categories and a positive mix shift to the home category in Germany which returns at a lower rate. The increase in shipping and handling revenue is primarily due to higher shipped volumes in the U.S. The nine month increase in net revenue was primarily comprised of $63 million due to a 1.0% increase in units sold, $62 million due to a 1.0% increase in ASP and $16 million in favorable foreign currency rates in all countries except Japan.
During the three and nine month periods ended September 30, 2014, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
The percentage increase (decrease) in net revenue for each of QVC's geographic areas in U.S. Dollars and in local currency was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014		2014
	U.S. Dollars	Local currency	U.S. Dollars	Local currency
QVC-U.S.	5.0%	5.0%	2.9%	2.9%
QVC-Japan	(8.5)%	(4.0)%	(10.5)%	(4.7)%
QVC-Germany	2.2%	2.5%	3.7%	0.9%
QVC-U.K.	10.9%	2.9%	14.9%	6.2%
QVC-Italy	21.4%	17.6%	13.6%	9.4%
QVC-U.S.' net revenue growth for the three months ended September 30, 2014 was primarily due to a 4.0% increase in units shipped and a 0.6% increase in ASP. QVC-U.S.' net revenue growth for the nine months ended September 30, 2014 was primarily due to a 2.8% increase in units shipped and a 0.8% increase in ASP, partially offset by an increase in estimated product returns primarily as a result of the shipped sales increase and adjustments to prior period estimates based on actual experience. For both the three and nine month periods ended September 30, 2014, QVC-U.S. experienced shipped sales growth primarily in the home, apparel, and accessories categories partially offset by a decline in electronics. For the three months ended September 30, 2014, QVC-Japan's shipped sales in local currency declined in all categories except electronics and beauty. For the nine months ended September 30, 2014, QVC-Japan's shipped sales in local currency declined in all categories except electronics. The declines in QVC-Japan's shipped sales in local currency were primarily due to a local consumption tax increase that became effective April 1, 2014. For the three and nine month periods ended September 30, 2014, QVC-Germany's shipped sales in local currency primarily increased in the home category, somewhat offset by declines in apparel and jewelry. For the three month period ended September 30, 2014, QVC-U.K. experienced shipped sales growth in local currency primarily in the home and beauty categories. For the nine months ended September 30, 2014, QVC-U.K.'s shipped sales growth in local currency increased in all categories except electronics. For the three months ended September 30, 2014, QVC-Italy's shipped sales in local currency increased in all categories except electronics. For the nine months ended September 30, 2014, QVC-Italy experienced shipped sales growth in local currency primarily in the beauty, apparel and accessories categories.
Gross profit
QVC's gross profit percentage was 37.3% for each of the three and nine month periods ended September 30, 2014, compared to 37.2% and 37.1% for the three and nine month periods ended September 30, 2013, respectively.
Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expenses and production costs. Operating expenses decreased $1 million or 0.6% and increased $13 million or 2.5% for the three and nine month periods ended September 30, 2014, respectively.

For the three months ended September 30, 2014, operating expenses decreased due to lower programming and production costs of $3 million primarily in Japan and Germany offset somewhat by higher credit card fees in the U.S. due to sales increases. For the nine months ended September 30, 2014, the variance was primarily due to an increase in commission expenses of $5 million, an increase in customer service expenses of $3 million, an increase in credit card fees of $3 million and unfavorable foreign currency exchange rates of $2 million.
For the nine months ended September 30, 2014, the increase in commission expenses was primarily due to higher programming distribution expenses in Japan and the U.K. The increase in customer service expenses was primarily due to the launch of the new European systems platform that created some short-term disruptions and resulted in additional talk times in Germany. Customer service and credit card expenses increased in the U.S. due to volume associated with the sales increase.
Selling, general and administrative expenses (excluding stock-based compensation)
QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses decreased $1 million and increased $10 million for the three and nine month periods ended September 30, 2014, respectively. SG&A expenses as a percent of net revenue decreased from 7.2% to 6.9% for the three months ended September 30, 2014 and were flat year over year for the nine months ended September 30, 2014, respectively, due to a variety of factors.
For the three months ended September 30, 2014, SG&A expenses decreased primarily due to higher credit card income of $6 million and lower other expenses of $3 million, somewhat offset by an increase in outside services of $4 million, a higher provision for doubtful accounts of $3 million and higher marketing expenses of $1 million. For the nine months ended September 30, 2014, the increase in expenses was primarily due to an increase in outside services and information technology of $16 million, higher marketing expenses of $10 million, an increase in the provision for doubtful accounts of $6 million and unfavorable foreign currency exchange rates of $3 million. These amounts were primarily offset by an increase in credit card income of $13 million, a decrease in other expenses of $8 million and a decrease in personnel costs of $5 million.
For the three and nine month periods ended September 30, 2014, the increase in outside services was primarily driven by information technology and commerce platform projects and global market expansion expenses in the U.S. and France. For the three and nine month periods ended September 30, 2014, the increase in marketing expenses was primarily due to online and social media campaigns. For the three and nine month periods ended September 30, 2014, the increase in the provision for doubtful accounts was primarily due to increased Easy-Pay in the U.S. The QVC Easy-Pay Plan (known as Q Pay in Germany and Italy) permits customers to pay for items in two or more installments. When the QVC Easy-Pay Plan is offered by QVC and elected by the customer, the first installment is billed to the customer’s credit card upon shipment. Generally, the customer’s credit card is subsequently billed up to five additional monthly installments until the total purchase price of the products has been billed by QVC. For the three and nine month periods ended September 30, 2014, the increase in credit card income was primarily due to higher bank reserve requirements associated with the U.S. regulatory environment in the prior year impacting the overall economics of the portfolio. QVC-U.S. amended and restated its agreement with a large consumer financial services company (the "Bank") pursuant to which the Bank provides revolving credit directly to QVC's customers for the sole purpose of purchasing merchandise or services with a QVC branded credit card. The agreement provides more favorable economic terms for QVC and was effective August 1, 2014. For the three and nine month periods ended September 30, 2014, the decrease in other expenses was primarily due to a decrease in state franchise tax expense in the U.S. associated with the timing of credits and audit adjustments as well as rent expense in Italy with the purchase of its building in the beginning of 2014. Additionally, for the nine months ended September 30, 2014, the decrease in personnel costs were primarily due to a prior year personnel tax accrual in Germany.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC recorded $16 million and $10 million of stock-based compensation expense for the three months ended September 30, 2014 and 2013, respectively, and $34 million and $29 million of stock-based compensation expense for the nine months ended September 30, 2014 and 2013, respectively. Stock-based compensation expense increased due to the acceleration of vesting of certain awards.

Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2014	2013	2014	2013
Affiliate agreements	$37	38	113	113
Customer relationships	43	43	129	129
Acquisition related amortization	80	81	242	242
Property and equipment	34	26	100	89
Software amortization	22	25	65	61
Channel placement amortization and related expenses	11	7	29	21
Total depreciation and amortization	$147	139	436	413
In regards to software amortization, during the third quarter of 2013, the amortization of certain capitalized software in
Germany, the U.K. and Italy was accelerated in the amount of $6 million.
In regards to property and equipment depreciation, during the third quarter of 2013, there was a reversal of certain asset retirement obligations in the U.K. of $4 million.
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
Interest expense, net
Consolidated interest expense, net increased 15% and 10% for the three and nine month periods ended September 30, 2014, respectively, as compared to the corresponding periods in the prior year. For both periods presented, the interest expense increased as a result of using the proceeds from the 3.125% Senior Secured Notes due 2019 and 4.850% Senior Secured Notes due 2024 to pay down the credit facility that has a lower interest rate. Additionally, the three months ended September 30, 2014 were impacted by the Senior Secured Notes issued August 21, 2014 (please see below for further discussion on the Senior Secured Notes).
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

During the third quarter of 2014, QVC redeemed $769 million of its 7.5% Senior Secured Notes due 2019. The loss was due to premiums paid for the tender of these notes and the write-off of unamortized bond fees and discounts.
Income taxes
Our effective tax rate for the three and nine month periods ended September 30, 2014 was 38.7% and 37.8%, respectively, and our effective tax rate for the three and nine month periods ended September 30, 2013 was 34.3% and 36.0%, respectively. The current year rates differ from the U.S. federal income tax rate of 35.0% primarily due to state tax expense, whereas the prior year rates differ primarily due to state tax expense and state law changes. We do not expect our effective tax rates to differ significantly in future periods.
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
As of September 30, 2014, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
Senior Secured Notes
On March 18, 2014, QVC issued $400 million principal amount of 3.125% Senior Secured Notes due 2019 at an issue price of 99.828% and $600 million principal amount of 4.850% Senior Secured Notes due 2024 at an issue price of 99.927% (collectively, the “March Notes”). The March Notes are secured by a first-priority lien on the capital stock of QVC, which is the same collateral that secures QVC's existing secured indebtedness and certain future indebtedness. The net proceeds from the offerings of the March Notes were used to repay indebtedness under QVC’s senior secured credit facility and for working capital and other general corporate purposes. Interest is payable semi-annually.

On August 21, 2014, QVC issued $600 million principal amount of 4.45% Senior Secured Notes due 2025 at an issue price of 99.860% and $400 million principal amount of 5.45% Senior Secured Notes due 2034 at an issue price of 99.784% (collectively, the “August Notes”). The August Notes are secured by a first-priority lien on the capital stock of QVC, which is the same collateral that secures QVC’s existing secured indebtedness and certain future indebtedness. Interest is payable semi-annually.
The net proceeds from the offerings of the August Notes were used for the redemption of QVC’s 7.5% Senior Secured Notes due 2019 (the "Redemption") on September 8, 2014 and for working capital and other general corporate purposes. As a result of the Redemption, we incurred an extinguishment loss of $48 million for the three and nine month periods ended September 30, 2014, recorded as loss on extinguishment of debt in the condensed consolidated statements of operations.
Senior Secured Credit Facility
QVC had approximately $2 billion available under the terms of the Company's senior secured credit facility at September 30, 2014. The weighted average interest rate on the outstanding balance of the senior secured credit facility was 2.3% at September 30, 2014. In connection with the 2014 Reattribution, the Company increased the balance on its credit facility to $1.06 billion on October 3, 2014.
Other Debt Related Information
QVC was in compliance with all of its debt covenants at September 30, 2014.
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
Additional Cash Flow Information
During the nine months ended September 30, 2014, our primary uses of cash were $2,396 million of principal payments on debt and capital lease obligations, $764 million of dividends to Liberty, $98 million of capital expenditures, $32 million of premiums paid related to the call of QVC's existing 7.5% Senior Secured Notes due 2019, $30 million of cable and satellite television distribution rights expenditures, $25 million in debt origination fees and a $25 million dividend payment from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,997 million of net proceeds from the issuance of the March and August Notes; $726 million of principal borrowings from the senior secured credit facility and $812 million of cash provided by operating activities. As of September 30, 2014, our cash balance (excluding restricted cash) was $586 million.
During the nine months ended September 30, 2013, our primary uses of cash were $2,161 million of principal payments on debt and capital lease obligations, $900 million of dividends to Liberty, $121 million of capital expenditures, $46 million of premiums paid for the tenders of QVC's existing 7.125% Senior Secured Notes due 2017 and 7.5% Senior Secured Notes due 2019, $41 million of cable and satellite television distribution rights expenditures, a $25 million dividend payment from QVC-Japan to Mitsui and $16 million in debt origination fees. These uses of cash were funded primarily with $1,198 million of principal borrowings from the senior secured credit facility, $1,050 million of net proceeds from the issuance of the 4.375% Senior Secured Notes Due 2023 and 5.95% Senior Secured Notes Due 2043, $603 million of cash provided by operating activities and a $300 million master promissory note with Liberty. As of September 30, 2013, our cash balance (excluding restricted cash) was $369 million.
The change in cash provided by operating activities for the nine months ended September 30, 2014 compared to the previous year was primarily due to variances in accounts payable balances. The variances in this account were primarily due to timing of inventory receipts and related payments to vendors.

As of September 30, 2014, $348 million of the $586 million in cash was held by foreign subsidiaries. Cash in foreign subsidiaries is generally accessible, but certain tax consequences may reduce the net amount of cash we are able to utilize for U.S. purposes. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately one-third of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
Other
Capital expenditures spending in 2014 is expected to be between $175 million and $200 million, including $98 million already expended.
Refer to the chart under the "Off-balance Sheet Arrangements and Aggregate Contractual Obligations" section below for additional information concerning the amount and timing of expected future payments under QVC's contractual obligations at September 30, 2014.
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
Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations at September 30, 2014 is summarized below:

	Payments due by period
(in millions)	Remainder of 2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt (1)(2)	$—	—	—	—	32	4,050	4,082
Interest payments (2)(3)	43	211	211	211	207	1,450	2,333
Capital lease obligations (including imputed interest)	3	11	10	10	11	26	71
Operating lease obligations	5	15	13	11	12	113	169
(1) Amounts exclude capital lease obligations and the issue discounts on the 3.125%, 4.375%, 4.85%, 4.45%, 5.45% and 5.95% Senior Secured Notes.
(2) Refer to Note 13 to the accompanying condensed consolidated financial statements for information regarding an increase in the credit facility balance subsequent to September 30, 2014
(3) Amounts (i) are based on the terms of QVC's senior secured credit facility and senior secured notes, (ii) assumes the interest rates on the floating rate debt remain constant at the rates in effect as of September 30, 2014, (iii) assumes that our existing debt is repaid at maturity and (iv) excludes capital lease obligations.
Our purchase obligations did not materially change as of September 30, 2014.
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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at September 30, 2014:

(in millions, except percentages)	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	—	—	—	—	4,050	4,050	4,117
Weighted average interest rate on fixed rate debt	—%	—%	—%	—%	—%	5.0%	5.0%	N/A
Variable rate debt (2)	$—	—	—	—	32	—	32	32
Average interest rate on variable rate debt (2)	—%	—%	—%	—%	2.3%	—%	2.3%	N/A
(1) Amounts exclude capital lease obligations and the issue discounts on the 3.125%, 4.375%, 4.85%, 4.45%, 5.45% and 5.95% Senior Secured Notes.
(2) Refer to Note 13 to the accompanying condensed consolidated financial statements for information regarding an increase in the credit facility balance subsequent to September 30, 2014
N/A - Not applicable.
Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive (loss) income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three and nine month periods ended September 30, 2014 would have been impacted by approximately $3 million and $10 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The credit facility provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of September 30, 2014, no borrowings in foreign currencies were outstanding.

Item 4. Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). As of September 30, 2014 (the "Evaluation Date"), an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report these disclosure controls and procedures were effective. During the quarter ended on the Evaluation Date, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 6. Exhibits
(a) Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1
Indenture dated as of August 21, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-199254) as filed on October 10, 2014 (the "S-4"))

4.2
Registration Rights Agreement, dated as of August 21, 2014, by and among QVC, Inc., the guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 4.2 to the S-4)

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32.1	Section 1350 Certification**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*
*Filed herewith.
**Furnished herewith.

II-1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QVC, Inc.

Date: November 5, 2014	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2014	By:/s/ THADDEUS J. JASTRZEBSKI
Thaddeus J. Jastrzebski
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-2

EXHIBIT INDEX
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1
Indenture dated as of August 21, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-199254) as filed on October 10, 2014 (the "S-4"))

4.2
Registration Rights Agreement, dated as of August 21, 2014, by and among QVC, Inc., the guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 4.2 to the S-4)

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32.1	Section 1350 Certification**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*
*Filed herewith.
**Furnished herewith.

II-3