Form 10-K
period 2014-12-31
QVC INC
filed 2015-02-27
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

QVC, Inc.
2014 ANNUAL REPORT ON FORM 10‑K

PART I

Item 1. Business
Overview
QVC, Inc. markets and sells a wide variety of consumer products primarily through live televised shopping programs distributed to approximately 317 million worldwide households each day (including our joint venture in China as discussed below in further detail) and via our websites and other interactive media, including QVC.com (unless otherwise indicated or required by the context, the terms "we," "our," "us," the "Company," and "QVC" refer to QVC, Inc. and its consolidated subsidiaries) for the year ended December 31, 2014. We believe we are the global leader in television retailing and a leading multimedia retailer, with operations based in the U.S., Germany, Japan, the U.K. and Italy. Additionally, we have a 49% interest in a retailing joint venture in China, which operates through a television shopping channel with an associated website. The joint venture is accounted for as an equity method investment. Our name, QVC, stands for "Quality, Value and Convenience," which is what we strive to deliver to our customers. Our operating strategy is to create a premier multimedia lifestyle brand and shopping destination for our customers, further penetrate our core customer base, generate new customers, enhance our programming distribution offerings and expand internationally to drive revenue and profitability. For the year ended December 31, 2014, approximately 92% of our worldwide shipped sales were from repeat and reactivated customers (i.e., customers who made a purchase from us during the prior twelve months and customers who previously made a purchase from us but not during the prior twelve months, respectively). In the same period, we attracted approximately 3.2 million new customers. Our global e-commerce operation comprised $3.5 billion, or 40%, of our consolidated net revenue for the year ended December 31, 2014.
We market our products in an engaging, entertaining format primarily through live television programs and interactive features on our websites. In the U.S., we distribute our programming live 24 hours per day, 364 days per year and present on average 819 products every week. Internationally, we distribute live programming 17 to 24 hours per day, depending on the market. We classify our products into six groups: home, beauty, apparel, jewelry, accessories, and electronics. It is our product sourcing team's mission to research and locate compelling and differentiated products from manufacturers who have sufficient scale to meet anticipated demand. We offer many QVC-exclusive products, as well as popular brand name and lesser known products available from other retailers. Many of our products are endorsed by celebrities, designers and other well-known personalities who often join our presenters to personally promote their products and provide lead-in publicity on their own television shows. We believe that our ability to demonstrate product features and present “faces and places” differentiates and defines the QVC shopping experience. We closely monitor customer demand and our product mix to remain well-positioned and relevant in popular and growing retail segments, which we believe is a significant competitive advantage relative to competitors who operate bricks-and-mortar stores.
Since our inception, we have shipped over 1.7 billion packages in the U.S. alone. We operate nine distribution centers and eight call centers worldwide and are able to ship approximately 94% of our orders within 48 hours of order placement. In 2014, our work force of approximately 17,300 employees handled approximately 167 million customer calls, shipped approximately 173 million units globally and served approximately 12 million customers. We believe our long-term relationships with major U.S. television distributors, including cable operators (e.g., Comcast, Time Warner Cable and Cox), satellite television providers (e.g., DISH Network and DIRECTV) and telecommunications companies (e.g., Verizon and AT&T), provide us with broad distribution, favorable channel positioning and significant competitive advantages. We believe that our significant market share, brand awareness, outstanding customer service, repeat customer base, international reach and scalable infrastructure distinguish us from our competitors.
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

QVC-U.S.
Our live televised shopping programs are distributed nationally, 24 hours per day, 364 days per year, to approximately 108 million television households. We distribute our programs to approximately 98% of television households subscribing to services offered by television distributors. QVC-U.S. programming is also available on QVC.com, our U.S. website, and mobile applications via streaming video. QVC-U.S., including QVC.com, contributed $6.1 billion, or 68.8%, of consolidated net revenue for the year ended December 31, 2014.
In March 2013, QVC-U.S. launched over-the-air broadcasting in designated U.S. markets that can be accessed by any television household with a digital antenna in such markets, regardless of whether it subscribes to a paid television service. This allows QVC-U.S. to reach new customers who previously did not have access to the program through other television platforms.
In August 2013, QVC-U.S. launched an additional channel, QVC Plus, which is being distributed through cable and satellite systems. The channel generally offers the same programming as the live channel, but on a three hour pre-recorded delay, which allows viewers to have access to a broader range of QVC programming options as well as more relevant programming for viewers in differing time zones.
We have established QVC-U.S. as the televised shopping leader after building a track record of outstanding quality and customer service, establishing favorable channel positioning and generating repeat business from our core customer base. We estimate our share of the U.S. televised shopping revenue in 2014, among QVC-U.S. and its two primary televised shopping competitors HSN, Inc. ("HSN") and EVINE Live Inc. ("EVINE Live"), formerly known as ShopHQ, to be approximately two-thirds. We believe QVC-U.S. also compares favorably in terms of sales to general, non-television based retailers due to our extensive customer reach and efficient cost structure.
QVC.com, launched in 1996, complements our televised shopping programs by allowing consumers to purchase a wide assortment of goods offered on our televised programs, as well as other products that are available only on QVC.com. We view e-commerce as a natural extension of our business, allowing us to stream live video and offer on-demand video segments of items recently presented live on our televised programs. QVC.com allows shoppers to browse, research, compare and perform targeted searches for products, control the order-entry process and conveniently access their QVC account. For the year ended December 31, 2014, approximately 70% of our new U.S. customers made their first purchase through QVC.com.
The table below illustrates QVC.com's growth since 2012:

	Years ended December 31,
(in millions)	2014	2013	2012
QVC.com net revenue	$2,740	$2,501	2,239
Total U.S. net revenue	6,055	5,844	5,585
QVC.com % of total U.S. net revenue	45.3%	42.8%	40.1%
International operations
Our televised shopping programs reached approximately 120 million television households outside of the U.S., primarily in Germany, Japan, the U.K. and Italy. In addition, our joint venture in China reached approximately 89 million homes. The programming created for most of these markets is also available via streaming video on our international websites and mobile applications. Our international businesses each employ product sourcing teams who select products tailored to the interests of each local market. For the year ended December 31, 2014, our international operations generated $2.7 billion of consolidated net revenue and $481 million of Adjusted OIBDA (defined below), and our international websites generated $793 million, or 28.9%, of our total international net revenue.
QVC-Germany. QVC-Germany went on air in December 1996 and generated positive Adjusted OIBDA in its seventh year of operation. QVC-Germany broadcasts 17 hours of live programming each day and reaches approximately 41 million total households that are located in both Germany and Austria. Beyond the main channel, QVC-Germany also broadcasts pre-recorded shows on two additional channels, QVC Beauty & Style and QVC Plus, which allows viewers to access a broader range of programming options. For the twelve months ended December 31, 2014, QVC-Germany produced $970 million in net revenue, which was 11.0% of our consolidated net revenue.

QVC-Japan. We own 60% of QVC-Japan through a venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan launched in April 2001 and generated positive Adjusted OIBDA in its third year of operation. QVC-Japan broadcasts 24 hours of live programming each day and reaches approximately 27 million total households. In 2014, QVC-Japan launched Q-plus, which consists of infomercial programming by purchasing available airtime on certain channels. For the twelve months ended December 31, 2014, QVC-Japan produced $908 million in net revenue, which was 10.3% of our consolidated net revenue.
QVC-U.K. QVC-U.K. went on air in October 1993 and generated positive Adjusted OIBDA in its fifth year of operation. QVC-U.K. broadcasts 17 hours of live programming each day and reaches approximately 27 million total households that are located in both the U.K. and the Republic of Ireland. Beyond the main channel, QVC-U.K. also broadcasts pre-recorded shows on three additional channels, QVC Beauty, QVC Extra and QVC Style, which allows viewers to access a broader range of programming options. For the twelve months ended December 31, 2014, QVC-U.K. produced $730 million in net revenue, which was 8.3% of our consolidated net revenue.
QVC-Italy. QVC-Italy went on air in October 2010 and is currently in its fifth year of operation. QVC's shopping program in Italy reaches approximately 25 million households and is broadcast live for 17 hours each day on satellite and digital terrestrial television and an additional seven hours each day of recorded programming on satellite and seven hours each day of general interest programming on digital terrestrial television. For the twelve months ended December 31, 2014, QVC-Italy produced $138 million in net revenue, which was 1.6% of our consolidated net revenue.
QVC-France. On April 16, 2014, QVC announced plans to expand its global presence into France. Similar to its other markets, QVC plans to offer a highly immersive digital shopping experience, with strong integration across e-commerce, TV, mobile and social platforms, with the launch expected in the summer of 2015.
China Joint Venture. On July 4, 2012, we entered into a joint venture with Beijing-based CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio ("CNR"), China's government-owned radio division. The joint venture, CNR Home Shopping Co., Ltd. ("CNRS"), is owned 49% by QVC and 51% by CNR through subsidiaries of each company. CNRS operates a retailing business in China through a shopping television channel with an associated website. This joint venture is combining CNRS's existing knowledge of the digital shopping market and consumers in China with QVC's global experience and know-how in multimedia retailing. CNRS distributes live programming for 17 hours each day and recorded programming for seven hours each day. The CNRS joint venture is accounted for as an equity method investment recorded as equity in losses of investee in the consolidated statements of operations.
Adjusted Operating Income before Depreciation and Amortization (Adjusted OIBDA)
QVC defines Adjusted OIBDA as net revenue less cost of goods sold, operating expenses and selling, general and administrative expenses (excluding stock compensation). QVC's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate the businesses and make decisions about allocating resources among the businesses. QVC believes that this is an important indicator of the operational strength and performance of the businesses, including the ability to service debt and fund capital expenditures. In addition, this measure allows QVC to view operating results, perform analytical comparisons and perform benchmarking among its businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation, amortization and stock compensation that are included in the measurement of operating income pursuant to generally accepted accounting principles in the United States of America ("U.S. GAAP" or "GAAP"). Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.
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
Operating segments
We have identified six reportable operating segments, which correspond to the geographic areas in which we have operations. As such, our six reportable segments are QVC-U.S., QVC-Germany, QVC-Japan, QVC-U.K., QVC-Italy and QVC-France. For financial information about our operating segments and corresponding geographic areas, please refer to note 15 of our audited consolidated financial statements, as well as to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," each of which are included elsewhere in this document.

Merchandise
We believe that our ability to combine product and programming helps us create competitive advantages over traditional bricks-and-mortar and Internet retailers. We seek to offer our customers an assortment of compelling, high-quality products. In the U.S., we present on average 819 products every week on our live televised programming, approximately 22% of which have not been presented previously to our television audience. We offer customers high-quality and brand name products marketed in a creative, informative, entertaining and engaging style. We provide a differentiated shopping experience by offering customers the opportunity to experience not only the product being sold, but also the people and places behind that product, thereby enhancing their overall shopping experience.
Our global merchandise mix is similar to that of a high-quality department store, featuring the best in: (i) home, (ii) beauty, (iii) apparel, (iv) jewelry, (v) accessories and (vi) electronics, which, in 2014, accounted for 32%, 17%, 16%, 12%, 12% and 11%, respectively, of our consolidated shipped sales. For the year ended December 31, 2013, such percentages were 31%, 17%, 16%, 12%, 12% and 12%, respectively. For the year ended December 31, 2012, such percentages were 30%, 16%, 16%, 13%, 12% and 13%, respectively. Many of our brands are exclusive, while others are created by well-known designers.
A key difference between us and traditional bricks-and-mortar retailers is that we are able to quickly adapt what merchandise we present as a direct response to what is selling and what is not. We utilize a test and re-order model to determine initial customer demand. Through constant monitoring, we manage our product offerings to maximize net revenue and fulfill current demand in large growth segments where we can gain a greater share of our customers' purchases. Our merchandising team is dedicated to consistently researching, pursuing and launching new products and brand opportunities. With a management mandate to deliver hard-to-find value, this product search group constantly pursues securing quality goods from manufacturers with enough scale to offer sufficient supply to our existing and future customers. We maintain strong relationships with our vendors, many of which find our marketing distribution channel attractive due to the showcasing and story-telling elements of our programming, the velocity of our sales and our pricing model integrity. This efficient sales/marketing strategy is mirrored on our websites.
We purchase, or obtain on consignment, products from U.S. and foreign manufacturers and wholesalers, often on favorable terms based upon the volume of the transactions. We have attracted some of the world's most respected consumer brands as well as celebrities, entrepreneurs and designers to promote these brands. Brand leaders such as Dell, Dooney & Bourke, Dyson, Judith Ripka and Philosophy reach a broad audience while product representatives share the stories behind these brands. We have agreements with celebrities, entrepreneurs and designers such as Ellen Degeneres, Isaac Mizrahi and Rachael Ray enabling us to provide entertaining and engaging programming that develops a lifestyle bond with our customers. These celebrity personalities and product representatives often provide pre-appearance publicity for their QVC products on other television shows, enhancing demand during their QVC appearances. We cross-promote between our e-commerce and mobile platform and our television programming to promote the use of each platform as a standalone entity. Our e-commerce efforts are focused on creating a community of online shoppers by translating our televised themes, personalities and shopping experience for each platform.
We do not depend on any single supplier or designer for a significant portion of our inventory purchases.
Distribution
We distribute our television programs, via satellite and optical fiber, to cable television and direct-to-home satellite system operators for retransmission to their subscribers in the U.S., Germany, Japan, the U.K. and neighboring countries. We also transmit our television programs over digital terrestrial broadcast television to viewers throughout Italy, the U.K. and to viewers in certain geographic regions in the U.S and Germany. In the U.S., we uplink our analog and digital programming transmissions using a third party service. Both transmissions are uplinked to protected, non-preemptible transponders on U.S. satellites. "Protected" status means that, in the event of a transponder failure, our signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, our transponders cannot be preempted in favor of a user of a failed transponder, even another user with "protected status." Our international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on international satellites. Our transponder service agreements for our U.S. transponders expire at the earlier of the end of the lives of the satellites or the service agreements. The service agreements in the U.S. expire in 2019 through 2020. Our transponder service agreements for our international transponders expire in 2015 through 2024.

We continually seek to expand and enhance our television and e-commerce platforms, as well as to further our international operations and multimedia capabilities. We launched QVCHD in the U.S. in April 2008, and in May 2009, we became the first U.S. multimedia retailer to offer a native HD service. QVCHD is a high-definition simulcast of our U.S. telecast utilizing the full 16x9 screen ratio, while keeping the side panel for additional information. High-definition, or HD, programming allows us to utilize a typically wider television screen with crisper and more colorful images to present a larger “storefront,” which we believe captures the attention of channel “surfers” and engages our customers. In the U.S., QVCHD reached approximately 80 million television households, as we continue to develop and launch features to further enrich the television viewing experience.
Beyond the main QVC channels, including QVCHD, the U.S., Germany and the U.K also broadcast pre-recorded shows on additional channels that offer viewers access to a broader range of QVC programming options. These channels include QVC Plus in the U.S., QVC Beauty & Style and QVC Plus in Germany and QVC Beauty, QVC Extra and QVC Style in the U.K.
Affiliation agreements
We enter into long-term affiliation agreements with certain of our television distributors who downlink our programming and distribute the programming to their customers. Our affiliation agreements with both U.S. and international distributors have termination dates ranging from 2015 to 2022. Our ability to continue to sell products to our customers is dependent on our ability to maintain and renew these affiliation agreements in the future. Although we are typically successful in obtaining and renewing these agreements, we do not have distribution agreements with some of the distributors that carry our programming. In total, we are currently providing programming without affiliation agreements to distributors representing approximately 6% of our U.S. distribution, and short-term, rolling 90 day letters of extension, to distributors who represent approximately 24% of our U.S. distribution. Some of our international programming may continue to be carried by distributors after the expiration dates on our affiliation agreements with them have passed.
In return for carrying our signals, each programming distributor in the U.S. receives an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs and from certain Internet sales to customers located in the programming distributor's service areas. In Germany, Japan, the U.K. and Italy, programming distributors predominately receive an agreed-upon annual fee, a monthly fee per subscriber regardless of the net sales, a variable percentage of net sales or some combination of the above arrangements.
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
Demographics of customers
We enjoy a very loyal customer base, as demonstrated by the fact that for the twelve months ended December 31, 2014, approximately 86% of our worldwide shipped sales came from repeat customers (i.e., customers who made a purchase from us during the prior twelve months), who spent an average of $1,328 each during this period. An additional 6% of shipped sales in that period came from reactivated customers (i.e., customers who previously made a purchase from us, but not during the prior twelve months).
We believe our core customer base represents an attractive demographic target market. Based on internal customer data, approximately 53% of our 8 million U.S. customers for the twelve months ended December 31, 2014 were women between the ages of 35 and 64.
Order taking and fulfillment
We strive to be prompt and efficient in order taking and fulfillment. We have three U.S. phone centers located in San Antonio, Texas; Port St. Lucie, Florida; and Chesapeake, Virginia that can direct calls from one call center to another as volume mandates. This ability to transfer calls reduces a caller's hold time, helping to ensure that orders will not be lost as a result of abandoned or unanswered calls. We also have one phone center in each of Japan, the U.K. and Italy and two call centers in Germany. Many markets also utilize home agents to handle calls, allowing staffing flexibility for peak hours. In addition, we utilize computerized voice response units, which handle approximately 29% of all orders taken on a worldwide basis.

In addition to taking orders from our customers through phone centers and online, we continue to expand our ordering platforms. We are expanding mobile device ordering capabilities and over the past several years have launched iPhone, iPad, Android and Blackberry applications, a WAP (wireless application protocol) mobile website and a robust SMS (short message services) program. On a global basis, customers placed approximately 17% of all orders directly through their mobile devices in 2014.
Through our nine worldwide distribution centers, we shipped approximately 94% of our orders within 48 hours of order placement in the year ended December 31, 2014. Our U.S. distribution centers are located in Suffolk, Virginia; Lancaster, Pennsylvania; West Chester, Pennsylvania; Rocky Mount, North Carolina; and Florence, South Carolina. Our U.S. distribution centers have shipped over 570,000 units in a single day. We also have distribution centers in Sakura-shi, Chiba, Japan; Hücklehoven, Germany; Knowsley, U.K. and Castel San Giovanni, Italy.
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
Competition
We operate in a rapidly evolving and highly competitive retail business environment. Based on U.S. net revenue for the twelve months ended December 31, 2014, we are the leading television retailer in the U.S. and generate substantially more net revenue than our two closest televised shopping competitors, HSN (an entity in which Liberty had a 38% ownership interest as of December 31, 2014) and EVINE Live, formerly known as ShopHQ. Our international operations face similar competition in their respective markets, such as Shop Channel in Japan, HSE 24 in Germany and Ideal World in the U.K. Additionally, we have numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, infomercial retailers, Internet retailers, and mail-order and catalog companies.
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
Employees
We employed approximately 17,300 full-time and part-time employees as of December 31, 2014. Employment levels fluctuate due to seasonal factors affecting our business. Additionally, we utilize independent contractors and temporary personnel to supplement our workforce, particularly on a seasonal basis. We consider our employee relations to be good.

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

•
The Food and Drug Administration which has specific regulations regarding claims that can be made about food products and regulates marketing claims that can be made for cosmetic beauty products, medical devices and over-the-counter drugs.

•	The Environmental Protection Agency ("EPA") which requires products that make certain types of claims, such as "anti-bacterial," be registered with the EPA prior to making such claims.

•
Each of the FTC's Telemarketing Sales Rules, the Federal Communication Commission's ("FCC") rules implementing the Telephone Consumer Protection Act and similar state laws, which outline procedures that must be followed when telemarketing or placing particular types of calls to consumers.

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
In addition, the FCC regulates the Company’s affiliates, such as cable television systems, direct broadcast satellite distributors and other multichannel video programming distributors ("MVPDs") that distribute the Company’s services, and has adopted various requirements related to the Company’s programming, and also licenses radio transmission facilities that the Company uses in connection with its business, such as satellite uplink facilities and internal private radio systems.
As a result of Liberty’s interest in various cable operators, the Company may be deemed to be a satellite cable programming vendor in which a cable operator has an attributable interest for purposes of various FCC rules regarding the distribution of video programming to MVPDs.  These include, for example, the FCC’s program access rules, which, in general, prohibit various unfair practices involving the distribution of video programming to MVPDs; and its program carriage rules, which, among other things, prohibit cable operators from favoring affiliated programmers so as to restrain unreasonably the ability of unaffiliated programmers to compete. The FCC program access and program carriage rules also make provision for enforcement of alleged violations through complaint proceedings initiated by aggrieved entities.  The Company also may be subject to program access rules as a result of an FCC condition adopted in connection with its 2008 approval of a transaction involving Liberty and News Corp.  Previously adopted FCC channel occupancy rules, which limited carriage by a cable operator of national programming services in which that operator holds an attributable interest, were vacated and remanded by the United States Court of Appeals for the District of Columbia Circuit in 1993, and FCC notices of proposed rulemaking to consider these rules remain pending.
In 2000, we became subject to a consent decree issued by the FTC barring us from making certain deceptive claims for dietary supplements and specified products related to the common cold, pneumonia, hay fever and allergies. We also became subject to an expanded consent decree issued by the FTC in 2009 that terminates on the later of March 4, 2029, or 20 years from the most recent date that the U.S. or the FTC files a complaint in federal court alleging any violation thereunder. Pursuant to this expanded consent decree, we are prohibited from making certain claims about specified weight-loss, dietary supplement and anti-cellulite products unless we have competent and reliable scientific evidence to substantiate such claims. To help mitigate against the risk of future regulatory action, we review advertising claims with a particular focus on weight-loss, dietary supplements and skin care products that we offer for sale in the U.S.

Congress enacted the Commercial Advertisement Loudness Mitigation ("CALM") Act in 2010. The CALM Act directs the FCC to incorporate into its rules and make mandatory a technical standard that is designed to prevent digital television commercial advertisements from being transmitted at louder volumes than the program material they accompany. The FCC's CALM Act implementing regulations became effective on December 13, 2012. Although the FCC's CALM Act regulations place direct compliance responsibility on broadcasters and MVPDs, the FCC adopted a "safe harbor" compliance approach applicable to commercials embedded in programming provided by programmers, such as the Company. Under the FCC's safe harbor approach, broadcasters and MVPDs may meet their CALM Act compliance obligations through reliance on programmer-provided CALM Act compliance certifications that are made "widely available" to broadcasters and MVPDs through a website or other means. The Company has determined that its programming is CALM Act compliant, and in response to requests from its affiliates, and in order to allow its affiliates to meet the FCC's safe harbor, the Company has posted a CALM Act compliance certification to a website that is available to its affiliates.
FCC rules adopted pursuant to the Telecommunications Act of 1996 generally require closed captioning of the Company’s televised programming distributed on broadcast television stations, cable television systems, DBS and other MVPDs, with only limited exemptions. The FCC’s closed captioning rules applicable to televised programming place closed captioning compliance obligations directly on the Company’s affiliates, and are enforced with respect to the Company’s programming through its affiliation agreements with its distributors. Beginning in 2012, the FCC adopted regulations pursuant to the Twenty-First Century Communications and Video Accessibility Act of 2010 ("CVAA") that impose captioning requirements on various types of programming distributed via Internet protocol ("IP") that was previously televised with captions. A multi-year implementation period for IP-delivered programming covered by these new IP-captioning rules began in March 2012, with particular deadlines tied to various categories of programming (e.g., pre-recorded, live or near-live, clips, etc.). The Company is subject to the new IP-captioning rules as a Video Programming Owner (“VPO”) and as a Video Programming Distributor (“VPD”) that distributes covered programming on its website and via mobile platforms. In February 2014, the FCC adopted closed captioning quality standards for televised programming distributed by the Company’s distributors. While compliance obligations for the new captioning quality standards are placed directly on the Company’s distributors, under the new rules, the Company’s distributors can demonstrate compliance with the new rules by relying on a certification from programmers, such as the Company, that either its programming satisfies the caption quality standards adopted by the FCC, that the programmer has adopted and follows captioning best practices for video programmers adopted by the FCC, or that its programming is exempt from captioning requirements. These new closed captioning quality requirements take effect in March 2015. As a result of the foregoing changes and new rules involving captioning of IP-delivered programming and captioning quality standards, QVC may incur additional costs and compliance obligations related to closed captioning of its programming.
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
Our business is also dependent upon our continued ability to transmit our programming to television distributors from our third party FCC-licensed satellite uplink facilities, which are subject to FCC compliance in the U.S. and foreign regulatory requirements in our international operations.
Intellectual property
We regard our trademarks, service marks, copyrights, domain names, trade dress, trade secrets, proprietary technologies and similar intellectual property as critical to our success. We rely on a combination of trademark and copyright law, trade-secret protection, and confidentiality and/or license agreements with our employees, customers, suppliers, affiliates and others to protect these proprietary rights. We have registered, or applied for the registration of, a number of domain names, trademarks, service marks and copyrights by U.S. and foreign governmental authorities and vigorously protect our proprietary rights against infringement.

In the U.S., we have registered trademarks and service marks for a variety of items including, but not limited to our brand name, "QVC" and "Quality Value Convenience," the "Q QVC Ribbon Logo," "Q" and our proprietary products sold such as "Arte D’Oro," "Cook’s Essentials," "Denim & Co.," "Diamonique," "Nature’s Code," "Northern Nights" and "Ultrafine Silver." Similarly, foreign registrations have been obtained for many trademarks and service marks for our brand name and propriety products including, but not limited to, "QVC," the "Q QVC Ribbon Logo," "Q," "Breezies," "Denim & Co.," "Diamonique" and "Northern Nights." We consider the service mark for the "QVC" name the most significant trademark or service mark held by us because of its impact on market awareness across all of our geographic markets and on customers’ identification with us. As with all U.S. trademarks or service marks, our trademark and service mark registrations in the U.S. are for a ten year period and are renewable every ten years, prior to their respective expirations, as long as the trademarks or service marks are used in the regular course of trade.
Liberty relationship and related party transactions
We are an indirect wholly owned subsidiary of Liberty, which owns interests in a broad range of digital commerce businesses. On August 9, 2012, Liberty completed the recapitalization of its common stock into shares of the corresponding series of two new tracking stocks, Liberty Interactive (Nasdaq: LINTA, LINTB), of which we were a part of, and Liberty Ventures (Nasdaq: LVNTA, LVNTB). On October 3, 2014, we declared and paid a dividend in cash to Liberty in the amount of $1 billion with funds drawn from the Company's credit facility. Additionally, Liberty reattributed from the Interactive Group to the Ventures Group $970 million in cash and certain of its digital commerce companies, including Backcountry.com, Inc., Bodybuilding.com, LLC, CommerceHub, Provide Commerce, Inc., Evite, Inc. and LMC Right Start, Inc. As a result of these transactions, the Interactive Group is now referred to as the QVC Group, which tracks our Company and Liberty's 38% equity interest in HSN, one of our two closest televised shopping competitors, along with cash and certain liabilities. The Liberty Interactive tracking stock trading symbol LINTA was changed to "QVCA" and the "LINTB" trading symbol to "QVCB," effective October 7, 2014. The foregoing transactions are referred to as the "2014 Reattribution."
We are a "close corporation" under Delaware law and, as such, our stockholder, rather than a board of directors, manages our business. Since our stockholder is an indirect wholly owned subsidiary of Liberty, certain aspects of our management, including the approval of significant corporate transactions such as a change of control, are controlled by Liberty, rather than an independent governing body. Our Chief Executive Officer and President, Michael A. George, also became a named executive officer and director of Liberty during 2011.
Liberty's interests may not coincide with our interests or yours and Liberty may cause us to enter into transactions or agreements with related parties or approve corporate actions that could involve conflicts of interest. For example, Liberty's dependence on our cash flow for servicing its debt and for other purposes is likely to result in our payment of large dividends to Liberty, which may increase our leverage and decrease our liquidity. We paid $1.8 billion of dividends to Liberty during 2014, $1.0 billion of dividends to Liberty during 2013 and $1.8 billion of dividends to Liberty during 2012. See also Item 1A. "Risk Factors."
* * * * *
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth and subscriber trends; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	customer demand for our products and services and our ability to adapt to changes in demand;

•	competitor responses to our products and services;

•	increased digital TV penetration and the impact on channel positioning of our programs;

•	the levels of online traffic on our websites and our ability to convert visitors into consumers or contributors;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	our future financial performance, including availability, terms and deployment of capital;

•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings;

•	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;

•	domestic and international economic and business conditions and industry trends;

•	consumer spending levels, including the availability and amount of individual consumer debt;

•	advertising spending levels;

•
changes in distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and IP television and their impact on home shopping programming;

•	rapid technological changes;

•	failure to protect the security of personal information, subjecting us to potentially costly government enforcement actions or private litigation and reputational damage;

•	the regulatory and competitive environment of the industries in which we operate;

•	threatened terrorist attacks, political unrest in international markets and ongoing military action around the world;

•	fluctuation in foreign currency exchange rates; and

•	Liberty's dependence on our cash flow for servicing its debt and for other purposes.
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

Item 1A. Risk Factors
Weak economic conditions worldwide may reduce consumer demand for our products and services
The prolonged economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. Global financial markets continue to experience disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including Japan and Europe, remain uncertain, persist, or deteriorate further, our customers may respond by suspending, delaying, or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline. Such weak economic conditions may also inhibit our expansion into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects.
The retail business environment is subject to intense competition, and we may not be able to effectively compete for customers
We operate in a rapidly evolving and highly competitive retail business environment. Although we are the U.S.'s largest television shopping retailer, we have numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, other televised shopping retailers such as HSN and EVINE Live, formerly known as ShopHQ, in the U.S., Shop Channel in Japan, HSE 24 in Germany and Ideal World in the U.K., infomercial retailers, Internet retailers, and mail-order and catalog companies. Many of our current and potential competitors have greater resources, longer histories, more customers and greater brand recognition than we do. They may secure better terms from vendors, adopt more aggressive pricing, offer free or subsidized shipping and devote more resources to technology, fulfillment and marketing. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.
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
We have identified a material weakness in our internal control over financial reporting, that, if not properly remediated, could adversely affect our business and results of operations.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As described in “Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2014 due to a material weakness at the Company. Specifically, we identified a material weakness relating to the design and effectiveness of information technology general controls intended to ensure (i) that access to applications and data, and the ability to make program changes, were adequately restricted to appropriate personnel and (ii) that the activities of individuals with access to modify data and make program changes were appropriately monitored. This material weakness did not result in any misstatements of our consolidated financial statements and disclosures for any annual or interim period.
As further described in “Item 9A. Controls and Procedures,” the Company is in the process of taking the necessary steps to remediate the material weakness that we identified and have made enhancements to the Company's control procedures; however, the material weakness will not be remediated until the necessary controls have been implemented and are determined to be operating effectively. Although no assurance can be given as to when the remediation plan will be completed, management believes the remediation efforts will be completed during the third quarter of 2015.
We cannot assure you that our efforts to fully remediate this internal control weakness will be successful or that additional or similar material weaknesses will not develop or be identified.
Implementing any appropriate changes to the Company's internal controls may distract its officers and employees and entail material costs to implement new processes and/or modify its existing processes. Moreover, these changes do not guarantee that we will be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could harm our business.

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
Our long-term success depends in large part on our continued ability to attract new customers and retain existing customers and we may not be able to do that in a cost-effective manner
In an effort to attract and retain customers, we engage in various merchandising and marketing initiatives, which involve the expenditure of money and resources, particularly in the case of the production and distribution of our television programming and, to a lesser but increasing extent, online advertising. We have spent, and expect to continue to spend, increasing amounts of money on, and devote greater resources to, certain of these initiatives, particularly in our continuing efforts to increasingly engage customers through online and mobile channels and to personalizing our customers' shopping experience. These initiatives, however, may not resonate with existing customers or consumers generally or may not be cost-effective. In addition, costs associated with the production and distribution of our television programming and costs associated with online marketing, including search engine marketing (primarily the purchase of relevant keywords), have increased and are likely to continue to increase in the foreseeable future and, if significant, could have a material adverse effect to the extent that they do not result in corresponding increases in net revenue.
We depend on the television distributors that carry our programming and no assurance can be given that we will be able to maintain and renew our affiliation agreements on favorable terms or at all
We currently distribute our programming through affiliation or transmission agreements with many television providers, including, but not limited to, Comcast, DIRECTV, DISH Network, Time Warner Cable and Cox in the U.S., JCN, Jupiter Telecommunications, Ltd., Sky Perfect and World Hi-Vision Channel, Inc. in Japan, Kabel Deutschland Vertrieb und Service GmbH, Media Broadcast GmbH, SES ASTRA, SES Platform Services GmbH, Telekom Deutschland GmbH, Unitymedia Kabel BW GmbH, Tele Columbus and Primacom in Germany, A1 Telekom Austria AG and UPC Telekabel Wien GmbH in Austria, Arqiva, British Sky Broadcasting, Freesat, SDN and Virgin Media in the U.K. and Mediaset, Hot Bird and Sky Italia in Italy. Our affiliation agreements with distributors are scheduled to expire between 2015 and 2022.
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
The renewal negotiation process for affiliation agreements is typically lengthy. In some cases, renewals are not agreed upon prior to the expiration of a given agreement while the programming continues to be carried by the relevant distributor without an effective agreement in place. We do not have distribution agreements with some of the cable operators that carry our programming. In total, we are currently providing programming without affiliation agreements to distributors representing approximately 6% of our U.S. distribution, and short-term, rolling 90 day letters of extension, to distributors who represent approximately 24% of our U.S. distribution. Some of our international programming may continue to be carried by distributors after the expiration dates on our affiliation agreements with them have passed.
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
Any continued or permanent inability to transmit our programming via satellite would result in lost revenue and could result in lost customers
Our success is dependent upon our continued ability to transmit our programming to television providers from our satellite uplink facilities, which transmissions are subject to the FCC compliance in the U.S. and foreign regulatory requirements in our international operations. In most cases, we have entered into long-term satellite transponder leases to provide for continued carriage of our programming on replacement transponders and/or replacement satellites, as applicable, in the event of a failure of either the transponders and/or satellites currently carrying our programming. However, we do have transponder service agreements in the U.K. and Germany that will expire in 2015. Although we believe we take reasonable and customary measures to ensure continued satellite transmission capability and we believe that these international transponder service agreements can be renewed (or replaced, if necessary) in the ordinary course of business, termination or interruption of satellite transmissions may occur, particularly if we are not able to successfully negotiate renewals or replacements of any of our expiring transponder service agreements in the future. Although we consider the transponder service agreements that are expiring in 2015 to be in the ordinary course, the failure to successfully renew or negotiate new transmission agreements that results in an inability to transmit our programming would result in lost revenue and could result in lost customers.

Our Ecommerce business could be negatively affected by changes in search engine algorithms and dynamics or search engine disintermediation as well as our inability to monetize the resulting web traffic.
The success of our Ecommerce business depends on a high degree of website traffic, which is dependent on many factors, including the availability of appealing website content, user loyalty and new user generation from search portals that charge a fee (such as Google). In obtaining a significant amount of website traffic via search engines, we utilize techniques such as search engine optimization, or SEO (which is the practice of developing websites with relevant and current content that rank well in “organic,” or unpaid, search engine results) and search engine marketing, or SEM (which is a form of Internet marketing that involves the promotion of websites by increasing our visibility in search engine results pages through the use of paid placement, contextual advertising, and product listing ads) to improve our placement in relevant search queries. Search engines, including Google, frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to the websites of our Ecommerce business can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our website to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects our paid or unpaid search ranking, or if competitive dynamics impact the effectiveness of SEO or SEM in a negative manner, the business and financial performance of our Ecommerce business would be adversely affected, potentially to a material extent. Furthermore, our failure to successfully manage our SEO and SEM strategies could result in a substantial decrease in traffic to our website, as well as increase costs if we were to replace free traffic with paid traffic. Even if our Ecommerce business is successful in generating a high level of website traffic, no assurance can be given that our Ecommerce business will be successful in achieving repeat user loyalty or that new visitors will explore the offerings on our site. Monetizing this traffic by converting users to consumers is dependent on many factors, including availability of inventory, consumer preferences, price, ease of use and website quality. No assurance can be given that the fees paid to search portals may exceed the revenue generated by our visitors. Any failure to sustain user traffic or to monetize such traffic could materially adversely affect the financial performance of our Ecommerce business and, as a result, adversely affect our financial results.
Our Ecommerce business may experience difficulty in achieving the successful development, implementation and customer acceptance of, applications for smartphone and tablet computing devices, which could harm our business.
Although our Ecommerce business has developed services and applications to address user and consumer interaction with website content on smartphone and other non-traditional desktop or laptop computer systems (which typically have smaller screens and less convenient typing capabilities), the efficacy of the smartphone application is still developing. Moreover, if smartphone computing services prove to be less effective for the users of our Ecommerce business and the smartphone segment of Internet traffic grows at the expense of traditional computer and tablet Internet access, our Ecommerce business may experience difficulty attracting and retaining traffic on these platforms. Additionally, as new devices and new platforms are continually being released, it is difficult to predict the challenges that may be encountered in developing versions of our Ecommerce business offering for use on these alternative devices, and our Ecommerce business may need to devote significant resources to the creation, support, and maintenance of their services on such devices.
Our business is subject to online security risks, including security breaches and identity theft
To succeed, we must be able to provide for secure transmission of confidential information over public networks. Any penetration of network security or other misappropriation or misuse of personal information could cause interruptions in the operations of our business and subject us to increased costs, litigation and other liabilities. Security breaches could also significantly damage our reputation with consumers and third parties with whom we do business. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. We also face risks associated with security breaches affecting third parties with which we are affiliated or otherwise conduct business online.

System interruption and the lack of integration and redundancy in these systems and infrastructures may adversely affect our ability to transmit our television programs, operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations
Our success depends, in part, on our ability to maintain the integrity of our transmissions, systems and infrastructures, including the transmission of our television programs, as well as our websites, information and related systems, call centers and fulfillment facilities. We may experience occasional system interruptions that make some or all transmissions, systems or data unavailable or prevent us from transmitting our signal or efficiently providing services or fulfilling orders. We are in the process of implementing new technology systems and upgrading others. Our failure to properly implement new systems or delays in implementing new systems could impair our ability to provide services, fulfill orders and/or process transactions. We also rely on affiliate and third-party computer systems, broadband, transmission and other communications systems and service providers in connection with the transmission of our signals, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in our signal transmissions, systems and infrastructures, our business, our affiliates and/or third parties, or deterioration in the performance of these transmissions, systems and infrastructures, could impair our ability to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt television transmissions, computer, broadband or other communications systems and infrastructures at any time.
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
We may be subject to claims for representations made in connection with the sale and promotion of merchandise or for harm experienced by customers who purchase merchandise from us
The manner in which we sell and promote merchandise and related claims and representations made in connection with these efforts is regulated by federal, state and local law, as well as the laws of the foreign countries in which we operate. We may be exposed to potential liability from claims by purchasers or from regulators and law enforcement agencies, including, but not limited to, claims for personal injury, wrongful death and damage to personal property relating to merchandise sold and misrepresentation of merchandise features and benefits. In certain instances, we have the right to seek indemnification for related liabilities from our vendors and may require such vendors to carry minimum levels of product liability and errors and omissions insurance. These vendors, however, may be unable to satisfy indemnification claims, obtain suitable coverage or maintain this coverage on acceptable terms, or insurance may provide inadequate coverage or be unavailable with respect to a particular claim. See Item 1. "Business - Government regulation" for further discussion of regulations to which we are subject.
In 2000, we became subject to a consent decree issued by the FTC barring us from making certain deceptive claims for dietary supplements and specified products related to the common cold, pneumonia, hay fever and allergies. We also became subject to an expanded consent decree issued by the FTC in 2009 that terminates on the later of March 4, 2029, or 20 years from the most recent date that the U.S. or the FTC files a complaint in federal court alleging any violation thereunder. Pursuant to this expanded consent decree, we are prohibited from making certain claims about specified weight-loss, dietary supplement and anti-cellulite products unless we have competent and reliable scientific evidence to substantiate such claims. Violation of this consent decree may result in the imposition of significant civil penalties for non-compliance and related redress to consumers and/or the issuance of an injunction enjoining us from engaging in prohibited activities.

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
The processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights
In the processing of consumer transactions, our business receives, transmits and stores a large volume of personally identifiable information and other user data. The sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by us. Moreover, there are federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. Our failure, and/or the failure by the various third party vendors and service providers with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage our reputation and the reputation of our third party vendors and service providers, discourage potential users from trying our products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, any one or all of which could adversely affect our business, financial condition and results of operations. In addition, we may not have adequate insurance coverage to compensate for losses.
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

•	fluctuations in currency exchange rates;

•	longer payment cycles for sales in foreign countries that may increase the uncertainty associated with recoverable accounts;

•	recessionary conditions and economic instability, including fiscal policies that are implementing austerity measures in certain countries, which are affecting markets overseas;

•	our ability to repatriate funds held by our foreign subsidiaries to the U.S. at favorable tax rates;

•	potentially adverse tax consequences;

•	export and import restrictions, tariffs and other trade barriers;

•	increases in taxes and governmental royalties and fees;

•	changes in foreign and U.S. laws, regulations and policies that govern operations of foreign-based companies;

•	changes to general consumer protection laws and regulations;

•	difficulties in staffing and managing international operations; and

•
threatened and actual terrorist attacks, political unrest in international markets and ongoing military action around the world that may result in disruptions of services that are critical to our international businesses.

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
We depend on relationships with vendors, manufacturers and other third parties, and any adverse changes in these relationships could result in a failure to meet customer expectations which could result in lost revenue
We purchase merchandise from a wide variety of third party vendors, manufacturers and other sources pursuant to short- and long-term contracts and purchase orders. Our ability to identify and establish relationships with these parties, as well as to access quality merchandise in a timely and efficient manner on acceptable terms and cost, can be challenging. In particular, we purchase a significant amount of merchandise from vendors and manufacturers abroad, and cannot predict whether the costs for goods sourced in these markets will remain stable. We depend on the ability of vendors and manufacturers in the U.S. and abroad to produce and deliver goods that meet applicable quality standards, which is impacted by a number of factors, some of which are not within the control of these parties, such as political or financial instability, trade restrictions, tariffs, currency exchange rates and transport capacity and costs, among others.
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
Failure to effectively manage our Easy-Pay and revolving credit card programs could result in less income
We offer Easy-Pay in the U.S., Germany, the U.K., and Italy (known as Q-Pay in Germany and Italy), a payment plan that when offered by QVC, allows customers to pay for certain merchandise in two or more monthly installments. When the QVC Easy-Pay Plan is offered by QVC and elected by the customer, the first installment is typically billed to the customer's credit card upon shipment. Generally, the customer's credit card is subsequently billed up to five additional monthly installments until the total purchase price of the products has been billed by QVC. We cannot predict whether customers will pay all of their Easy-Pay installments.

In addition, QVC-U.S. has an agreement with a large consumer financial institution (the "Bank") pursuant to which the Bank provides revolving credit directly to our customers for the sole purpose of purchasing merchandise from us with a QVC branded credit card ("Q Card"). We receive a portion of the net economics of the credit card program. We cannot predict the extent to which customers will use the Q Card, nor the extent that they will make payments on their outstanding balances.
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
We have not voluntarily implemented various corporate governance measures, in the absence of which you may have more limited protections against interested transactions, conflicts of interest and similar matters
Federal legislation, including the Sarbanes-Oxley Act of 2002, encourages the adoption of various corporate governance measures designed to promote the integrity of corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence and audit committee oversight.
As a “close corporation” under Delaware law, our stockholder, rather than a board of directors, manages our business. Our stockholder is an indirect wholly owned subsidiary of Liberty, meaning that we do not have any independent governing body. In addition, we have not adopted corporate governance measures such as the implementation of an audit committee or other independent governing body. It is possible that if we were to appoint a board of directors and include one or more independent directors and adopt some or all of these corporate governance measures, there may be somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. However, our stockholder has the ability to make decisions regarding transactions with related parties and corporate actions that could involve conflicts of interest.
In addition, our Chief Executive Officer and President, Michael A. George, became a named executive officer and director of Liberty during 2011. Investors should bear in mind our current lack of independent directors, the positions with Liberty that are held by Mr. George and corporate governance measures in formulating their investment decisions.
The interests of our stockholder may not coincide with your interests and our stockholder may make decisions with which you may disagree
Our stockholder is an indirect wholly owned subsidiary of Liberty. As a “close corporation” under Delaware law, our stockholder, rather than a board of directors, manages our business. As a result, Liberty controls certain aspects of our management, including the approval of significant corporate transactions such as a change of control. The interests of Liberty may not coincide with our interests or your interests. For example, Liberty's dependence on our cash flow for servicing Liberty's debt and for other purposes, including payments of dividends on Liberty's capital stock, stock repurchases or to fund acquisitions or other operational requirements of Liberty and its subsidiaries is likely to result in our payment of large dividends to Liberty when permitted by law or the terms of our senior secured credit facility and the indentures governing our outstanding senior secured notes, which may increase our accumulated deficit or require us to borrow under our senior secured credit facility, increasing our leverage and decreasing our liquidity. We have made significant distributions to Liberty in the past. See Item 1. "Business - Liberty relationship and related party transactions."
We have a substantial amount of indebtedness, which could adversely affect our financial position and prevent us from fulfilling our debt obligations
We have a substantial amount of indebtedness. As of December 31, 2014, we had total debt of approximately $4.6 billion, consisting of $4.0 billion in senior secured notes, $0.5 billion under our senior secured credit facility and $74 million of capital lease obligations. We also had an additional $1.5 billion available for borrowing under our senior secured credit facility as of that date. We may incur significant additional indebtedness in the future.

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

Covenants in our debt agreements restrict our business in many ways
Our senior secured credit facility and the indentures governing the notes contain various covenants that limit our ability and/or our restricted subsidiaries' ability to, among other things:

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
In addition, our senior secured credit facility contains restrictive covenants and requires us to maintain a specified leverage ratio. Our ability to meet this leverage ratio can be affected by events beyond our control, and we may be unable to meet those tests. A breach of any of these covenants could result in a default under our senior secured credit facility, which in turn could result in a default under the indentures governing the notes. Upon the occurrence of an event of default under our senior secured credit facility, the lenders could elect to declare all amounts outstanding under our senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. Our senior secured credit facility, our notes and certain future indebtedness are secured by a first priority perfected lien in all shares of our capital stock. If the lenders and counterparties under our senior secured credit facility, our notes and certain future indebtedness accelerate the repayment of obligations, we may not have sufficient assets to repay such obligations. Our borrowings under our senior secured credit facility are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will also increase even though the amount borrowed remains the same, and our net income would decrease.
Our ability to pay dividends or make other restricted payments to Liberty is subject to limited restrictions
There are no restrictions under our bond indentures on QVC's ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes and QVC's consolidated leverage ratio would be no greater than 3.50 to 1.0 (under QVC's senior secured credit facility, this ratio is 3.25 to 1.0). As a result, Liberty will, in many instances, be permitted to rely on QVC's cash flow for servicing Liberty's debt and for other purposes, including payments of dividends on Liberty's capital stock, if declared, or to fund acquisitions or other operational requirements of Liberty and its subsidiaries. These events may deplete QVC's retained earnings or require QVC to borrow under the senior secured credit facility, increasing QVC's leverage and decreasing liquidity. QVC has made significant distributions to Liberty in the past. See Item 1. "Business - Liberty relationship and related party transactions."
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own our corporate headquarters and operations center in West Chester, Pennsylvania, which consists of office space and includes executive offices, television studios, showrooms, broadcast facilities and administrative offices for QVC. We also own call centers in San Antonio, Texas; Port St. Lucie, Florida; Chesapeake, Virginia; Bochum and Kassel, Germany and Chiba-Shi, Japan. We own distribution centers in Lancaster, Pennsylvania and West Chester, Pennsylvania; Suffolk, Virginia; Rocky Mount, North Carolina; Florence, South Carolina; Sakura-shi, Chiba, Japan and Hücklehoven, Germany. Additionally, we own multi-functional buildings in Knowsley, United Kingdom and Brugherio, Italy. To supplement the facilities we own, we also lease various facilities worldwide. In 2013, QVC-Japan transitioned to its new headquarters in Japan that includes television studios, broadcast facilities, administrative offices and a call center. The total project cost was approximately $220 million. QVC-Germany owns its headquarters in Germany that includes television studios, broadcast facilities and administrative offices. In 2012, QVC-U.K. transitioned to its new leased headquarters in the U.K. that includes television studios, broadcast facilities and administrative offices. QVC-U.K. made certain improvements to its new leased facility costing approximately $50 million. In 2014, QVC-Italy took ownership of its previously leased headquarters in Italy that includes television studios, broadcast facilities, administrative offices and a call center for approximately $20 million using exchange rates as of December 31, 2014.
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
See also Item 1. "Business" section, "Liberty relationship and related party transactions" related to our dividends to Liberty and note 8 to our consolidated financial statements for our debt issuance descriptions.
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
Overview
QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications. In the United States, QVC's live programming is distributed via its nationally televised shopping program 24 hours per day, 364 days per year ("QVC-U.S."). Internationally, QVC's program services are based in Germany ("QVC-Germany"), Japan ("QVC-Japan"), the United Kingdom ("QVC-U.K.") and Italy ("QVC-Italy"). QVC-Germany distributes its program 24 hours per day with 17 hours of live programming, QVC-Japan distributes live programming 24 hours per day, and QVC-U.K. distributes its program 24 hours per day with 17 hours of live programming. QVC-Italy distributes programming live for 17 hours per day on satellite and digital terrestrial television and an additional seven hours per day of recorded programming on satellite and seven hours per day of general interest programming on digital terrestrial television.
The Company's Japanese operations are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the years ended December 31, 2014, 2013 and 2012, QVC-Japan paid dividends to Mitsui of $42 million, $45 million and $29 million, respectively.
Additionally, the Company also has a joint venture with CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR''). The Company owns a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS distributes live programming for 17 hours per day and recorded programming for seven hours per day. This joint venture is accounted for as an equity method investment recorded as equity in losses of investee in the consolidated statements of operations.
On April 16, 2014, QVC announced plans to expand its global presence into France. Similar to its other markets, QVC plans to offer a highly immersive digital shopping experience, with strong integration across e-commerce, TV, mobile and social platforms, with the launch expected in the summer of 2015.

We are an indirect wholly owned subsidiary of Liberty, which owns interests in a broad range of digital commerce businesses. On August 9, 2012, Liberty completed the recapitalization of its common stock into shares of the corresponding series of two new tracking stocks, Liberty Interactive (Nasdaq: LINTA, LINTB), of which we were a part of, and Liberty Ventures ("Ventures Group") (Nasdaq: LVNTA, LVNTB). On October 3, 2014, we declared and paid a dividend in cash to Liberty in the amount of $1 billion with funds drawn from the Company's credit facility. Additionally, Liberty reattributed from the Interactive Group to the Ventures Group $970 million in cash and certain of its digital commerce companies, including Backcountry.com, Inc., Bodybuilding.com, LLC, CommerceHub, Provide Commerce, Inc., Evite, Inc. and LMC Right Start, Inc. As a result of these transactions, the Interactive Group is now referred to as the QVC Group, which tracks our Company and Liberty's 38% equity interest in HSN, Inc. ("HSN"), one of our two closest televised shopping competitors, along with cash and certain liabilities. The Liberty Interactive tracking stock trading symbol "LINTA" was changed to "QVCA" and the "LINTB" trading symbol to "QVCB," effective October 7, 2014. The foregoing transactions are referred to as the "2014 Reattribution."
Strategies and challenges of business units
QVC's goal is to become the preeminent global multimedia shopping community for people who love to shop, and to offer a shopping experience that is as much about entertainment and enrichment as it is about buying. QVC's objective is to provide an integrated shopping experience that utilizes all forms of media including television, the Internet and mobile devices. In 2015, QVC intends to employ several strategies to achieve these goals and objectives. Among these strategies are to (i) extend the breadth, relevance and exposure of the QVC brand; (ii) source products that represent unique quality and value; (iii) create engaging presentation content in televised programming, mobile and online; (iv) leverage customer loyalty and continue multi-platform expansion; and (v) create a compelling and differentiated customer experience. In addition, QVC expects to expand globally by leveraging its existing systems, infrastructure and skills in other countries around the world.
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
In March 2013, QVC-U.S. launched over-the-air broadcasting in designated U.S. markets that can be accessed by any television household in such markets, regardless of whether it subscribes to a paid television service. This allows QVC-U.S. to reach new customers who previously did not have access to the program through other television platforms.
In August 2013, QVC-U.S. launched an additional channel, QVC Plus, which is being distributed through cable and satellite systems. The channel generally offers the same programming as the live channel, but on a three hour pre-recorded delay, which allows viewers to have access to a broader range of QVC programming options as well as more relevant programming for viewers in differing time zones.
Internationally, beyond the main QVC channels, QVC-Germany and QVC-U.K also broadcast pre-recorded shows on additional channels that offer viewers access to a broader range of QVC programming options. These channels include QVC Beauty & Style and QVC Plus in Germany and QVC Beauty, QVC Extra and QVC Style in the U.K.
The prolonged economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. Global financial markets continue to experience disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including Japan and Europe, remain uncertain, persist, or deteriorate further, our customers may respond by suspending, delaying, or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline. Such weak economic conditions may also inhibit our expansion into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects.

Results of Operations
QVC's operating results were as follows:

	Years ended December 31,
(in millions)	2014	2013	2012
Net revenue	$8,801	8,623	8,516
Costs of goods sold	5,547	5,465	5,419
Gross profit	3,254	3,158	3,097
Operating expenses:
Operating	753	740	715
Selling, general and administrative, excluding stock-based compensation	591	577	554
Adjusted OIBDA	1,910	1,841	1,828
Stock-based compensation	44	38	34
Depreciation	135	127	126
Amortization	452	431	400
Operating income	1,279	1,245	1,268
Other (expense) income:
Equity in losses of investee	(8)	(4)	(4)
Gains on financial instruments	—	15	48
Interest expense, net	(239)	(214)	(233)
Foreign currency gain	3	1	2
Loss on extinguishment of debt	(48)	(57)	—
	(292)	(259)	(187)
Income before income taxes	987	986	1,081
Income tax expense	(354)	(353)	(394)
Net income	633	633	687
Less net income attributable to the noncontrolling interest	(39)	(45)	(63)
Net income attributable to QVC, Inc. stockholder	$594	588	624
Net revenue
Net revenue was generated in the following geographical areas:

	Years ended December 31,
(in millions)	2014	2013	2012
QVC-U.S.	$6,055	5,844	5,585
QVC-Germany	970	971	956
QVC-Japan	908	1,024	1,247
QVC-U.K.	730	657	641
QVC-Italy	138	127	87
Consolidated QVC	$8,801	8,623	8,516

QVC's consolidated net revenue increased 2.1% and 1.3% for the years ended December 31, 2014 and 2013, respectively, as compared to the corresponding prior years. The 2014 increase of $178 million in net revenue was primarily comprised of $225 million due to a 2.3% increase in units sold partially offset by $49 million of unfavorable foreign currency rate adjustments primarily in Japan. Additionally, net revenue was positively impacted by a decrease in the return rate from 19.8% in 2013 to 19.4% in 2014. This was driven by international improvements primarily in Germany and Japan. The return rate improved in Germany primarily due to lower return rates in all categories and to a lesser extent a positive mix shift from apparel and jewelry to home. The return rate improved in Japan primarily due to lower returns in jewelry, apparel and accessories and a greater mix of beauty.
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
During the years ended December 31, 2014 and 2013, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
The percentage increase (decrease) in net revenue for each of QVC's geographic areas in U.S. Dollars and in local currency was as follows:

	Year ended December 31, 2014		Year ended December 31, 2013
	U.S. Dollars	Local currency	U.S. Dollars	Local currency
QVC-U.S.	3.6%	3.6%	4.6%	4.6%
QVC-Germany	(0.1)%	0.4%	1.6%	(1.7)%
QVC-Japan	(11.3)%	(3.8)%	(17.9)%	0.3%
QVC-U.K.	11.1%	6.0%	2.5%	3.7%
QVC-Italy	8.7%	9.0%	46.0%	41.5%
In 2014, QVC-U.S. net revenue growth was primarily due to a 4.7% increase in units shipped offset by a 0.9% decrease in ASP. QVC-U.S. experienced shipped sales growth in all categories except electronics. QVC-Germany's shipped sales in local currency increased primarily in the home category offset by declines primarily in the apparel and jewelry categories. QVC-Japan's shipped sales in local currency declined in all categories except electronics and beauty. The declines in QVC-Japan's shipped sales in local currency were primarily due to a local consumption tax increase that became effective April 1, 2014. QVC-U.K.'s shipped sales growth in local currency increased primarily in the beauty, home and jewelry categories. QVC-Italy's shipped sales growth in local currency increased primarily in the beauty, accessories and apparel categories.
In 2013, QVC-U.S. net revenue growth was primarily due to a 4.6% increase in ASP as a result of higher rates in the beauty and accessories categories as well as a greater mix of accessories. QVC-U.S. experienced shipped sales growth in all categories except jewelry. QVC-Germany's shipped sales in local currency increased primarily in the apparel and accessories categories, but this growth was more than offset by declines in jewelry and electronics and an increase in estimated product returns. QVC-Japan's shipped sales in local currency improved primarily in the apparel, home and electronics categories, offset by declines in accessories and jewelry and an increase in estimated product returns. QVC-U.K.'s shipped sales growth in local currency was primarily the result of increased sales in the home and beauty categories, partially offset by declines in jewelry. QVC-Italy's sales consisted primarily of home, beauty and apparel products.
Gross profit
QVC's gross profit percentage was 37.0%, 36.6% and 36.4% for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in gross profit percentage in 2014 and 2013 was primarily due to improved product margins in the U.S. and the U.K.

Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expenses and production costs. Operating expenses increased $13 million or 1.8% and $25 million or 3.5% for the years ended December 31, 2014 and 2013, respectively.
The increase in 2014 was primarily due to a $5 million increase in each of customer service, commissions expenses and credit card processing fees and a $4 million increase in programming and production costs, partially offset by favorable foreign currency exchange rates of $6 million. The increase in customer service expenses was primarily due to the launch of the new European systems platform that created some short-term disruptions and resulted in additional talk times in Germany and an increase in the U.S. due to volume associated with the sales increase. The increase in commission expenses was primarily due to higher programming distribution costs in Japan and sales increases in the U.S. The increase in credit card fees was primarily due to the U.S. sales increase and lower usage of the QVC branded credit card ("Q Card") combined with a higher mix of purchases from customers using credit cards with higher rates charged to merchants. The increase in programming and production costs was primarily due to increased manpower costs in the U.S., partially offset by declines in Germany as a result of a reduction in live programming from 24 to 17 hours per day.
The increase in 2013 was primarily due to a $29 million increase in credit card processing fees and a $17 million increase in commissions expense, offset by a $22 million effect of exchange rates. In regards to the increase in credit card processing fees, QVC-U.S. reached a favorable legal settlement in 2012, which offset the related expenses. Credit card processing fees also increased in 2013 due to the U.S. sales increase and lower usage of the Q Card combined with a higher mix of purchases from customers using credit cards with higher rates charged to merchants. The increase in commissions expense was primarily due to the sales increase in the U.S. and additional programming distribution expenses in Japan.
Selling, general and administrative expenses (excluding stock-based compensation)
QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses increased $14 million, and remained consistent as a percent of net revenue, at 6.7% for the year ended December 31, 2014 and increased $23 million, and as a percent of net revenue, from 6.5% to 6.7% for the year ended December 31, 2013 as a result of a variety of factors.
The increase in 2014 was primarily related to a $12 million increase in the provision for doubtful accounts, an $11 million increase in outside services expenses and a $10 million increase in personnel expense, partially offset by a $17 million increase in credit card income and a $3 million favorable impact of exchange rates. The increase in the provision for doubtful accounts was primarily due to the increased use of the Easy-Pay installment program in the U.S. and to a lesser extent in Germany. The increase in outside services expenses was primarily due to information technology and commerce platform projects and global market expansion expenses including France. The increase in personnel expenses was primarily due to merit, benefits and severance increases in the U.S. and the France start-up. The increase in credit card income was primarily due to the more favorable economics of the Q Card portfolio in the U.S. and higher bank reserve requirements associated with the U.S. regulatory environment in the prior year. QVC-U.S. amended and restated its agreement with a large consumer financial services company (the "Bank") pursuant to which the Bank provides revolving credit directly to QVC's customers for the sole purpose of purchasing merchandise or services with a QVC branded credit card. The agreement provides more favorable economic terms for QVC and was effective August 1, 2014.
The increase in 2013 was primarily related to a $35 million increase in personnel expense, a $7 million increase in information technology expense, a $5 million increase in the provision for doubtful accounts and a $2 million decrease in credit card income, offset by a $13 million effect of exchange rates, a $12 million decrease in sales and franchise taxes and a $3 million decrease in rent expense. The increase in personnel expense was primarily due to merit, benefits and bonus increases in the U.S. and the U.K. as well as severance costs in Germany and the U.K. The increase in information technology expense was primarily due to additional cloud-based software solutions in the U.S. and solutions to enhance customer service and productivity in Germany. The increase in the provision for doubtful accounts was primarily due to the increased use of the Easy-Pay installment program in the U.S. The decrease in credit card income was primarily due to the overall economics, including usage, of the Q Card portfolio in the U.S. and higher bank reserve requirements. The decrease in sales and franchise taxes was primarily due to a revision in settlement estimates and credits in the U.S. The decrease in rent expense was primarily due to duplicate running costs including a lease cancellation accrual in the U.K. in 2012 associated with the move to its new headquarters, partially offset by higher rent expense on its new facility in 2013.

Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC recorded $44 million, $38 million and $34 million of stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in stock-based compensation expense in 2014 was primarily due to the acceleration of vesting of certain awards. The increase in stock-based compensation expense in 2013 was primarily the result of a greater number of shares being expensed on a higher measurement basis and the result of a one-time option exchange transaction (the "Option Exchange") for certain officers in December 2012. Refer to note 10 in the financial statements for further information on the Option Exchange.
Depreciation and amortization
Depreciation and amortization consisted of the following:

	Years ended December 31,
(in millions)	2014	2013	2012
Affiliate agreements	$150	150	151
Customer relationships	173	172	172
Acquisition related amortization	323	322	323
Property and equipment	135	127	126
Software amortization	93	78	62
Channel placement amortization and related expenses	36	31	15
Total depreciation and amortization	$587	558	526
The increases in software amortization in 2014 and 2013 were primarily due to solutions to enhance customer service and productivity in the U.S., Germany and Italy.
Equity in losses of investee
The losses were associated with our joint venture in China that is accounted for as an equity method investment.
Gains on financial instruments
During the years ended December 31, 2009 and December 31, 2011, QVC entered into several interest rate swap arrangements to mitigate the interest rate risk associated with interest payments related to its variable rate debt. QVC assessed the effectiveness of its interest rate swaps using the hypothetical derivative method. During 2013 and 2012, QVC's elected interest terms did not effectively match the terms of the swap arrangements. As a result, the swaps did not qualify as cash flow hedges. Changes in fair value of these interest rate swaps were included in gains on financial instruments in the consolidated statements of operations. In March 2013, QVC's notional interest rate swaps of $3.1 billion expired.
This financial statement line item also included a gain in 2013 that resulted from the reversal of a liability for contingent consideration associated with a previous acquisition.
Interest expense, net
For the years ended December 31, 2014 and 2013, consolidated net interest expense increased 11.7% and decreased 8.2%, respectively, as compared to the corresponding periods in the prior year. Interest expense increased in 2014 due to higher average debt balances. The decrease in interest in 2013 was primarily due to lower average interest rates on borrowings.
Foreign currency gain
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded on the statements of operations. The change in foreign currency gain was primarily due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.

Loss on extinguishment of debt
During the third quarter of 2014, QVC redeemed $769 million of its 7.5% Senior Secured Notes due 2019. The loss was primarily due to premiums paid for the call of these notes.
During the first half of 2013, QVC redeemed $500 million of its 7.125% Senior Secured Notes due 2017 and $231 million of its 7.5% Senior Secured Notes due 2019. The loss was primarily due to premiums paid for the tenders and calls of these notes.
Refer to note 8 to the consolidated financial statements and the below section, "Financial Position, Liquidity and Capital Resources," for further details.
Income taxes
Our effective tax rate was 35.9%, 35.8% and 36.4% for the years ended December 31, 2014, 2013 and 2012, respectively. For all three years, these rates differ from the U.S. federal income tax rate of 35% primarily due to state tax expense. In addition, the 2013 rate differs due to the effect of tax rate changes on deferred taxes and the 2012 rate differs due to the revision of expected settlement estimates.
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
As of December 31, 2014, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.

Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and certain of its subsidiaries and have equal priority to the senior secured credit facility. The interest on all of QVC's senior secured notes is payable semi-annually.
7.125% Senior Secured Notes due 2017
On March 23, 2010, QVC issued $500 million principal amount of 7.125% Senior Secured Notes due 2017 at par. On March 18, 2013, $124 million of the 7.125% Senior Secured Notes due 2017 were tendered whereby holders of the 7.125% Senior Secured Notes due 2017 received consideration of $1,039.40 for each $1,000 of principal tendered. On April 17, 2013, QVC completed the redemption of the remaining $376 million principal amount of its 7.125% Senior Secured Notes due 2017, whereby holders received consideration of $1,035.63 for each $1,000 of principal tendered.
3.125% Senior Secured Notes due 2019
On March 18, 2014, QVC issued $400 million principal amount of 3.125% Senior Secured Notes due 2019 at an issue price of 99.828%. The net proceeds from the offerings of these notes were used to repay indebtedness under QVC’s senior secured credit facility and for working capital and other general corporate purposes.
7.5% Senior Secured Notes due 2019
On September 25, 2009, QVC issued $1 billion principal amount of 7.5% Senior Secured Notes due 2019 at an issue price of 98.278%. On March 18, 2013, $231 million of the 7.5% Senior Secured Notes due 2019 were tendered whereby holders of the 7.5% Senior Secured Notes due 2019 received consideration of $1,120.00 for each $1,000 of principal tendered. On September 8, 2014, QVC completed the redemption of the remaining balance outstanding on these notes. Holders of the notes received consideration of $1,042.05 for each $1,000 of principal tendered.
7.375% Senior Secured Notes due 2020
On March 23, 2010, QVC issued $500 million principal amount of 7.375% Senior Secured Notes due 2020 at par.
5.125% Senior Secured Notes due 2022
On July 2, 2012, QVC issued $500 million principal amount of 5.125% Senior Secured Notes due 2022 at par.
4.375% Senior Secured Notes due 2023
On March 18, 2013, QVC issued $750 million principal amount of 4.375% Senior Secured Notes due 2023 at an issue price of 99.968%. The net proceeds from the issuance of these instruments were used to reduce the outstanding principal under QVC's existing 7.125% Senior Secured Notes due 2017, the 7.5% Senior Secured Notes due 2019 and the senior secured credit facility, as well as for general corporate purposes.
4.85% Senior Secured Notes due 2024
On March 18, 2014, QVC issued $600 million principal amount of 4.85% Senior Secured Notes due 2024 at an issue price of 99.927%. The net proceeds from the offerings of these notes were used to repay indebtedness under QVC’s senior secured credit facility and for working capital and other general corporate purposes.
4.45% Senior Secured Notes due 2025
On August 21, 2014, QVC issued $600 million principal amount of 4.45% Senior Secured Notes due 2025 at an issue price of 99.860%. The net proceeds from the offerings of these notes were used for the redemption of QVC’s 7.5% Senior Secured Notes due 2019 on September 8, 2014 and for working capital and other general corporate purposes.
5.45% Senior Secured Notes due 2034
On August 21, 2014, QVC issued $400 million principal amount of 5.45% Senior Secured Notes due 2034 at an issue price of 99.784%. The net proceeds from the offerings of these notes were used for the redemption of QVC’s 7.5% Senior Secured Notes due 2019 on September 8, 2014 and for working capital and other general corporate purposes.

5.95% Senior Secured Notes due 2043
On March 18, 2013, QVC issued $300 million principal amount of 5.95% Senior Secured Notes due 2043 at an issue price of 99.973%. The net proceeds from the issuance of these instruments were used to reduce the outstanding principal of QVC's existing 7.125% Senior Secured Notes due 2017, the 7.5% Senior Secured Notes due 2019 and the senior secured credit facility, as well as for general corporate purposes.
Senior Secured Credit Facility
On March 1, 2013, QVC amended and restated its senior secured credit facility, which provides for a $2.0 billion revolving credit facility with a $250 million sub-limit for standby letters of credit and $1.0 billion of uncommitted incremental revolving loan commitments or incremental term loans. QVC may elect that the loans extended under the senior secured credit facility bear interest at a rate per annum equal to the ABR Rate or LIBOR, as each is defined in the senior secured credit facility agreement, plus a margin of 0.25% to 2.00% depending on various factors. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid on the revolving credit facility may be reborrowed. Payment of loans may be accelerated following certain customary events of default. The senior secured credit facility is a multi-currency facility. The senior secured credit facility is secured by the capital stock of QVC. We had $1.5 billion available under the terms of the senior secured credit facility at December 31, 2014. The interest rate on the senior secured credit facility was 2.0% at December 31, 2014.
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
Interest Rate Swap Arrangements
During the years ended December 31, 2009 and December 31, 2011, QVC entered into several interest rate swap arrangements to mitigate the interest rate risk associated with interest payments related to its variable rate debt. QVC assessed the effectiveness of its interest rate swaps using the hypothetical derivative method. During 2013 and 2012, QVC's elected interest terms did not effectively match the terms of the swap arrangements. As a result, the swaps did not qualify as cash flow hedges. Changes in fair value of these interest rate swaps were included in gains on financial instruments in the consolidated statements of operations. In March 2013, QVC's notional interest rate swaps of $3.1 billion expired.
Other Debt Related Information
As a result of the refinancing transactions discussed above, we incurred an extinguishment loss of $48 million and $57 million for the years ended December 31, 2014 and 2013, respectively, recorded as loss on extinguishment of debt in the consolidated statements of operations.
QVC was in compliance with all of its debt covenants at December 31, 2014.
During the year, there were no significant changes to QVC's debt credit ratings.
The weighted average rate applicable to all of the outstanding debt (excluding capital leases) was 4.7% as of December 31, 2014.
At December 31, 2014 and 2013, outstanding letters of credit totaled $18 million and $26 million, respectively.

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
Additional Cash Flow Information
During the year ended December 31, 2014, QVC's primary uses of cash were $3,049 million of principal payments on debt and capital lease obligations, $1,765 million of dividends to Liberty, $213 million of capital and cable and satellite television distribution rights expenditures, $32 million in premiums paid for the call of QVC's existing 7.5% Senior Secured Notes due 2019 and $42 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,852 million of principal borrowings on the senior secured credit facility, $1,997 million in proceeds from the issuance of the 3.125% Senior Secured Notes due 2019, 4.85% Senior Secured Notes due 2024, 4.45% Senior Secured Notes due 2025, and the 5.45% Senior Secured Notes due 2034 and $1,213 million of cash provided by operating activities. As of December 31, 2014, QVC's cash and cash equivalents balance (excluding restricted cash) was $347 million.
The change in cash provided by operating activities for the year ended December 31, 2014 compared to the previous year was primarily due to variances in accounts payable balances due to timing of payments to vendors.
As of December 31, 2014, $208 million of the $347 million in cash and cash equivalents was held by foreign subsidiaries. Cash in foreign subsidiaries is generally accessible, but certain tax consequences may reduce the net amount of cash we are able to utilize for U.S. purposes. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately one-half of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
During the year ended December 31, 2013, QVC's primary uses of cash were $2,387 million of principal payments on debt and capital lease obligations, $1,005 million of dividends to Liberty, $269 million of capital and cable and satellite television distribution rights expenditures, $46 million in premiums paid for the redemption of QVC's existing 7.125% Senior Secured Notes due 2017 and partial redemption of QVC's 7.5% Senior Secured Notes due 2019 and $45 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,674 million of principal borrowings on the senior secured credit facility, $1,050 million in proceeds from the issuance of the 4.375% Senior Secured Notes due 2023 and the 5.95% Senior Secured Notes due 2043 and $973 million of cash provided by operating activities. As of December 31, 2013, QVC's cash and cash equivalents balance (excluding restricted cash) was $457 million.
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
Other
Capital expenditures spending in 2015 is expected to be between $200 to $210 million.

Refer to the chart under the "Off-balance Sheet Arrangements and Aggregate Contractual Obligations" section below for additional information concerning the amount and timing of expected future payments under QVC's contractual obligations at December 31, 2014.
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
Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations at December 31, 2014 is summarized below:

	Payments due by period
(in millions)	Total	2015	2016-2017	2018-2019	Thereafter
Debt (1)	$4,558	—	—	908	3,650
Interest payments (2)	2,314	218	439	404	1,253
Capital lease obligations (including imputed interest)	81	11	21	23	26
Operating lease obligations	165	15	28	25	97
Purchase obligations and other	1,555	1,517	24	13	1
(1) Amounts exclude capital lease obligations and the issue discounts on the 3.125%, 4.375%, 4.85%, 4.45%, 5.45% and 5.95% Senior Secured Notes.
(2) Amounts (i) are based on the terms of QVC's senior secured credit facility and senior secured notes, (ii) assumes the interest rates on the floating rate debt remain constant at the rates in effect as of December 31, 2014, (iii) assumes that our existing debt is repaid at maturity and (iv) excludes capital lease obligations.
Recent Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
Critical Accounting Estimates
The preparation of consolidated financial statements in conformity with GAAP requires QVC to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates include, but are not limited to, sales returns, uncollectible receivables, inventory obsolescence, depreciable lives of fixed assets, internally developed software, valuation of acquired intangible assets and goodwill, and income taxes. QVC bases its estimates on historical experience and on various other assumptions that QVC believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. In addition, as circumstances change, QVC may revise the basis of its estimates accordingly.

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
QVC utilizes a qualitative assessment for determining whether step one of the goodwill impairment analysis is necessary. In evaluating goodwill on a qualitative basis, QVC reviews the business performance of each reporting unit and evaluates other relevant factors. The Company considers whether there were any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges and the legal environments, and how these factors might impact country specific performance in future periods. Based on the mentioned considerations and the fact that a quantitative analysis (the "Step 1 Test") had not been performed in several years, QVC considered it prudent to perform a Step 1 Test for each reporting unit for the year ended December 31, 2014. If the carrying value of a reporting unit exceeds its fair value, a second test is required to measure the impairment loss (the "Step 2 Test"). In the Step 2 Test, the fair value (Level 3) of the reporting unit is allocated to all of the assets and liabilities of the reporting unit with any residual value being allocated to goodwill. Any excess of the carrying value of the goodwill over this allocated amount is recorded as an impairment charge. For all reporting units, fair value exceeded carrying value; and as such, no Step 2 Test or impairment charge was recorded in 2014.
The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 were as follows:

(in millions)	QVC-U.S.	QVC-Germany	QVC-Japan	QVC-U.K.	QVC-Italy	Total
Balance as of December 31, 2012	$4,190	334	349	212	149	5,234
Exchange rate fluctuations	—	14	(61)	4	6	(37)
Balance as of December 31, 2013	4,190	348	288	216	155	5,197
Exchange rate fluctuations	—	(40)	(35)	(13)	(18)	(106)
Balance as of December 31, 2014	$4,190	308	253	203	137	5,091
Retail related adjustments and allowances
QVC records adjustments and allowances for sales returns, inventory obsolescence and uncollectible receivables. Each of these adjustments is estimated based on historical experience. Sales returns are calculated as a percent of sales and are netted against revenue in the consolidated statement of operations. For the years ended December 31, 2014, 2013 and 2012, sales returns represented 19.4%, 19.8% and 19.4% of gross product revenue, respectively. The inventory obsolescence reserve is calculated as a percent of inventory at the end of a reporting period based on, among other factors, the average inventory balance for the preceding twelve months and historical experience with liquidated inventory. The change in the reserve is included in cost of goods sold in the consolidated statements of operations. At December 31, 2014, inventory was $882 million, which was net of the obsolescence adjustment of $76 million. At December 31, 2013, inventory was $931 million, which was net of the obsolescence adjustment of $79 million. The allowance for doubtful accounts is calculated as a percent of accounts receivable at the end of a reporting period, and it is based on historical experience, with the change in such allowance being recorded as bad debt expense in the consolidated statements of operations. At December 31, 2014, trade accounts receivable was $1,196 million, net of the allowance for doubtful accounts of $91 million. At December 31, 2013, trade accounts receivable was $1,111 million, net of the allowance for doubtful accounts of $83 million. Each of these adjustments requires management judgment. Actual results could differ from management's estimates.

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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at December 31, 2014:

(in millions, except percentages)	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	—	—	—	400	3,650	4,050	4,118
Weighted average interest rate on fixed rate debt	—%	—%	—%	—%	3.1%	5.2%	5.0%	N/A
Variable rate debt	$—	—	—	508	—	—	508	508
Average interest rate on variable rate debt	—%	—%	—%	2.0%	—%	—%	2.0%	N/A
(1) Amounts exclude capital lease obligations and the issue discounts on the 3.125%, 4.375%, 4.85%, 4.45%, 5.45% and 5.95% Senior Secured Notes.
N/A - Not applicable.
During the years ended December 31, 2009 and December 31, 2011, QVC entered into several interest rate swap arrangements to mitigate the interest rate risk associated with interest payments related to its variable rate debt. QVC assessed the effectiveness of its interest rate swaps using the hypothetical derivative method. During 2013 and 2012, QVC's elected interest terms did not effectively match the terms of the swap arrangements. As a result, the swaps did not qualify as cash flow hedges. Changes in fair value of these interest rate swaps were included in gains on financial instruments in the consolidated statements of operations. In March 2013, QVC's notional interest rate swaps of $3.1 billion expired.

Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the year ended December 31, 2014 would have been impacted by approximately $7 million for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The credit facility provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of December 31, 2014, no borrowings in foreign currencies were outstanding.
Item 8. Financial Statements and Supplementary Data
The consolidated financial statements of QVC, Inc. are filed under this Item, beginning on page II-17 The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15 , the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2014 because of the material weakness in our internal control over financial reporting that is described below in “Management’s Report on Internal Control Over Financial Reporting.”
However, giving full consideration to the material weakness, the Company’s management has concluded that the Consolidated Financial Statements included in this annual report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles. KPMG LLP has issued its report dated February 27, 2015, which expressed an unqualified opinion on those Consolidated Financial Statements.
Management’s Report on Internal Control Over Financial Reporting
See page II-16 for Management's Report on Internal Control Over Financial Reporting.
Changes in Internal Control Over Financial Reporting
Other than the identification of the material weakness described above, there was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2014, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation Plan for Material Weakness in Internal Control over Financial Reporting
In response to the material weakness identified in Management’s Report on Internal Control over Financial Reporting, the Company has developed a plan with oversight from the Audit Committee of the Board of Directors of Liberty to remediate the material weakness. The remediation efforts expected to be implemented include the following:

•
Establish a more comprehensive review and approval process for authorizing user access to information technology systems and monitoring user access to ensure that all information technology controls designed to restrict access to operating systems, applications and data, and the ability to make program changes, are operating in a manner that provides the Company with assurance that such access is properly restricted to the appropriate personnel.

•	Evaluate staffing levels and responsibilities to provide for appropriate segregation of duties among the personnel.

•
Develop and implement adequate training for the Company's personnel to reinforce pre-established and new information technology controls and their financial reporting objectives enabling a better understanding of the internal control environment to improve our ability to detect and prevent potential deficiencies.

•	Engage external experts to assess and improve financial application access rights to optimize appropriate segregation of duties and to perform a code review of relevant software applications.
The Company believes the foregoing efforts will effectively remediate the material weakness. Because the reliability of the internal control process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to concluding that the controls are effective and there is no assurance that additional remediation steps will not be necessary.
Although no assurance can be given as to when the remediation plan will be completed, the Company believes the remediation efforts will be completed during the third quarter of 2015 and will test and re-evaluate the effectiveness of the Company's information technology general controls thereafter.
Item 9B. Other Information
None.

MANAGEMENT'S REPORT ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
QVC, Inc.'s (the "Company") management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 as amended. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2014, using the criteria in Internal Control-Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2014, our internal control over financial reporting is not effective due to the material weakness described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on its evaluation of internal control over financial reporting as described above, management concluded that it did not design and maintain effective internal controls with respect to segregation of duties and related information technology general controls ("ITGCs") at the Company. Specifically, the ITGCs were not designed and operating effectively to ensure (i) that access to applications and data, and the ability to make program changes, were adequately restricted to appropriate personnel and (ii) that the activities of individuals with access to modify data and make program changes were appropriately monitored.
While the control deficiency identified did not result in any misstatements a reasonable possibility exists that a material misstatement to the annual or interim consolidated financial statements and disclosures will not be prevented or detected on a timely basis.
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

Report of Independent Registered Public Accounting Firm
The Stockholder-Director of QVC, Inc.:
We have audited the accompanying consolidated balance sheets of QVC, Inc. and subsidiaries (the "Company"), a wholly owned subsidiary of Liberty Interactive Corporation, as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QVC, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Philadelphia, Pennsylvania
February 27, 2015

QVC, Inc.
Consolidated Balance Sheets
December 31, 2014 and 2013

(in millions)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$347	457
Restricted cash	12	14
Accounts receivable, less allowance for doubtful accounts of $91 million at December 31, 2014 and $83 million at December 31, 2013	1,196	1,111
Inventories	882	931
Deferred income taxes	210	162
Prepaid expenses	50	47
Total current assets	2,697	2,722
Property and equipment, net of accumulated depreciation of $884 million at December 31, 2014 and $919 million at December 31, 2013	1,026	1,106
Cable and satellite television distribution rights, net	461	624
Goodwill	5,091	5,197
Other intangible assets, net	3,143	3,336
Other noncurrent assets	58	71
Total assets	$12,476	13,056
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$9	13
Accounts payable-trade	629	494
Accrued liabilities	885	960
Total current liabilities	1,523	1,467
Long-term portion of debt and capital lease obligations	4,620	3,800
Deferred compensation	17	14
Deferred income taxes	1,121	1,326
Other long-term liabilities	149	108
Total liabilities	7,430	6,715
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	6,787	6,703
Accumulated deficit	(1,805)	(620)
Accumulated other comprehensive (loss) income	(39)	139
Total QVC, Inc. stockholder's equity	4,943	6,222
Noncontrolling interest	103	119
Total equity	5,046	6,341
Total liabilities and equity	$12,476	13,056

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Operations
Years ended December 31, 2014, 2013 and 2012

(in millions)	2014	2013	2012
Net revenue	$8,801	8,623	8,516
Cost of goods sold	5,547	5,465	5,419
Gross profit	3,254	3,158	3,097
Operating expenses:
Operating	753	740	715
Selling, general and administrative, including stock-based compensation	635	615	588
Depreciation	135	127	126
Amortization	452	431	400
	1,975	1,913	1,829
Operating income	1,279	1,245	1,268
Other (expense) income:
Equity in losses of investee	(8)	(4)	(4)
Gains on financial instruments	—	15	48
Interest expense, net	(239)	(214)	(233)
Foreign currency gain	3	1	2
Loss on extinguishment of debt	(48)	(57)	—
	(292)	(259)	(187)
Income before income taxes	987	986	1,081
Income tax expense	(354)	(353)	(394)
Net income	633	633	687
Less net income attributable to the noncontrolling interest	(39)	(45)	(63)
Net income attributable to QVC, Inc. stockholder	$594	588	624

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Comprehensive Income
Years ended December 31, 2014, 2013 and 2012

(in millions)	2014	2013	2012
Net income	$633	633	687
Foreign currency translation adjustments	(191)	(72)	(27)
Total comprehensive income	442	561	660
Comprehensive income attributable to noncontrolling interest	(26)	(20)	(44)
Comprehensive income attributable to QVC, Inc. stockholder	$416	541	616

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Cash Flows
Years ended December 31, 2014, 2013 and 2012

(in millions)	2014	2013	2012
Operating activities:
Net income	$633	633	687
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of investee	8	4	4
Deferred income taxes	(202)	(108)	(134)
Foreign currency gain	(3)	(1)	(2)
Depreciation	135	127	126
Amortization	452	431	400
Change in fair value of financial instruments and noncash interest	9	(6)	(39)
Loss on extinguishment of debt	48	57	—
Stock-based compensation	44	38	34
Change in other long-term liabilities	47	3	2
Effects of changes in working capital items	42	(205)	128
Net cash provided by operating activities	1,213	973	1,206
Investing activities:
Capital expenditures, net	(182)	(211)	(246)
Expenditures for cable and satellite television distribution rights, net	(31)	(58)	(2)
Cash paid for joint ventures and acquisitions of businesses, net of cash received	—	—	(95)
Decreases in restricted cash	2	1	2
Changes in other noncurrent assets	—	(2)	(3)
Net cash used in investing activities	(211)	(270)	(344)
Financing activities:
Principal payments of debt and capital lease obligations	(3,049)	(2,387)	(1,246)
Principal borrowings of debt from senior secured credit facility	1,852	1,674	1,717
Proceeds from issuance of senior secured notes, net of original issue discount	1,997	1,050	500
Payment of debt origination fees	(24)	(16)	(7)
Payment of bond premium fees	(32)	(46)	—
Other financing activities	(3)	12	20
Dividends paid to Liberty	(1,765)	(1,005)	(1,817)
Dividends paid to noncontrolling interest	(42)	(45)	(29)
Net cash used in financing activities	(1,066)	(763)	(862)
Effect of foreign exchange rate changes on cash and cash equivalents	(46)	(23)	(20)
Net decrease in cash and cash equivalents	(110)	(83)	(20)
Cash and cash equivalents, beginning of period	457	540	560
Cash and cash equivalents, end of period	$347	457	540
Effects of changes in working capital items:
Increase in accounts receivable	$(96)	(63)	(50)
Decrease (increase) in inventories	20	(14)	2
(Increase) decrease in prepaid expenses	(1)	(1)	3
Increase (decrease) in accounts payable-trade	172	(121)	74
(Decrease) increase in accrued liabilities and other	(53)	(6)	99
Effects of changes in working capital items	$42	(205)	128
Supplemental cash flow information:
Cash paid for taxes-to Liberty	$375	385	338
Cash paid for taxes-other	98	156	128
Cash paid for interest	211	206	215

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Equity
Years ended December 31, 2014, 2013 and 2012

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2011	1	$—	6,644	1,052	194	129	8,019
Net income	—	—	—	624	—	63	687
Foreign currency translation adjustments	—	—	—	—	(8)	(19)	(27)
Dividends paid to Liberty and noncontrolling interest and other	—	—	—	(1,790)	—	(29)	(1,819)
Impact of tax liability allocation and indemnification agreement with Liberty	—	—	—	(47)	—	—	(47)
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	(33)	—	—	—	(33)
Excess tax benefit resulting from stock-based compensation	—	—	20	—	—	—	20
Stock-based compensation	—	—	34	—	—	—	34
Balance, December 31, 2012	1	—	6,665	(161)	186	144	6,834
Net income	—	—	—	588	—	45	633
Foreign currency translation adjustments	—	—	—	—	(47)	(25)	(72)
Dividends paid to Liberty and noncontrolling interest and other	—	—	—	(1,002)	—	(45)	(1,047)
Impact of tax liability allocation and indemnification agreement with Liberty	—	—	—	(45)	—	—	(45)
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	(12)	—	—	—	(12)
Excess tax benefit resulting from stock-based compensation	—	—	12	—	—	—	12
Stock-based compensation	—	—	38	—	—	—	38
Balance, December 31, 2013	1	—	6,703	(620)	139	119	6,341
Net income	—	—	—	594	—	39	633
Foreign currency translation adjustments	—	—	—	—	(178)	(13)	(191)
Dividends paid to Liberty and noncontrolling interest and other	—	—	—	(1,779)	—	(42)	(1,821)
Impact of tax liability allocation and indemnification agreement with Liberty	—	—	35	—	—	—	35
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	(11)	—	—	—	(11)
Excess tax benefit resulting from stock-based compensation	—	—	16	—	—	—	16
Stock-based compensation	—	—	44	—	—	—	44
Balance, December 31, 2014	1	$—	6,787	(1,805)	(39)	103	5,046

See accompanying notes to the consolidated financial statements

QVC, Inc.
Notes to Consolidated Financial Statements
(unaudited)

(1) Basis of Presentation
QVC, Inc. and its consolidated subsidiaries ("QVC" or the "Company") is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications. In the United States, QVC's live programming is distributed via its nationally televised shopping program 24 hours per day, 364 days per year ("QVC-U.S."). Internationally, QVC's program services are based in Germany ("QVC-Germany"), Japan ("QVC-Japan"), the United Kingdom ("QVC-U.K.") and Italy ("QVC-Italy"). QVC-Germany distributes its program 24 hours per day with 17 hours of live programming, QVC-Japan distributes live programming 24 hours per day, and QVC-U.K. distributes its program 24 hours per day with 17 hours of live programming. QVC-Italy distributes programming live for 17 hours per day on satellite and digital terrestrial television and an additional seven hours per day of recorded programming on satellite and seven hours per day of general interest programming on digital terrestrial television.
The Company's Japanese operations are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the years ended December 31, 2014, 2013 and 2012, QVC-Japan paid dividends to Mitsui of $42 million, $45 million and $29 million, respectively.
Additionally, the Company also has a joint venture with CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR''). The Company owns a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS distributes live programming for 17 hours per day and recorded programming for seven hours per day. This joint venture is accounted for as an equity method investment recorded as equity in losses of investee in the consolidated statements of operations.
On April 16, 2014, QVC announced plans to expand its global presence into France. Similar to its other markets, QVC plans to offer a highly immersive digital shopping experience, with strong integration across e-commerce, TV, mobile and social platforms, with the launch expected in the summer of 2015.
QVC is an indirect wholly owned subsidiary of Liberty Interactive Corporation ("Liberty," formerly known as Liberty Media Corporation). Liberty, which owns interests in a broad range of digital commerce businesses. On August 9, 2012, Liberty completed the recapitalization of its common stock into shares of the corresponding series of two new tracking stocks, Liberty Interactive (Nasdaq: LINTA, LINTB), of which QVC was a part of, and Liberty Ventures ("Ventures Group") (Nasdaq: LVNTA, LVNTB). On October 3, 2014, the Company declared and paid a dividend in cash to Liberty in the amount of $1 billion with funds drawn from the Company's credit facility. Additionally, Liberty reattributed from the Interactive Group to the Ventures Group $970 million in cash and certain of its digital commerce companies, including Backcountry.com, Inc., Bodybuilding.com, LLC, CommerceHub, Provide Commerce, Inc., Evite, Inc. and LMC Right Start, Inc. As a result of these transactions, the Interactive Group is now referred to as the QVC Group, which tracks the Company and Liberty's 38% equity interest in HSN, Inc. ("HSN"), one of the Company's two closest televised shopping competitors, along with cash and certain liabilities. The Liberty Interactive tracking stock trading symbol "LINTA" was changed to "QVCA" and the "LINTB" trading symbol to "QVCB," effective October 7, 2014. The foregoing transactions are referred to as the "2014 Reattribution."
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.

(2) Summary of Significant Accounting Policies
(a) Cash and cash equivalents
All highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents were $245 million and $342 million at December 31, 2014 and 2013, respectively. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximates their fair values (Level 1).
(b) Restricted cash
Restricted cash at December 31, 2014 and 2013 primarily includes a cash deposit with a third party trustee that provides financial assurance that the Company will fulfill its obligations in relation to claims under its workers' compensation policy.
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
(e) Property and equipment
The costs of property and equipment are capitalized and depreciated over their estimated useful lives using the straight-line method beginning in the month of acquisition or in-service date. Transponders under capital leases are stated at the present value of minimum lease payments. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in net income. The costs of maintenance and repairs are charged to expense as incurred.
The Company is party to several transponder capacity arrangements as a lessee, which are accounted for as capital leases.
(f) Capitalized interest
The Company capitalizes interest cost incurred on debt during the construction of major projects exceeding one year. Capitalized interest was not material to the consolidated financial statements for any periods presented.
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

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 were as follows:

(in millions)	QVC-U.S.	QVC-Germany	QVC-Japan	QVC-U.K.	QVC-Italy	Total
Balance as of December 31, 2012	$4,190	334	349	212	149	5,234
Exchange rate fluctuations	—	14	(61)	4	6	(37)
Balance as of December 31, 2013	4,190	348	288	216	155	5,197
Exchange rate fluctuations	—	(40)	(35)	(13)	(18)	(106)
Balance as of December 31, 2014	$4,190	308	253	203	137	5,091
QVC utilizes a qualitative assessment for determining whether step one of the goodwill impairment analysis is necessary. In evaluating goodwill on a qualitative basis, QVC reviews the business performance of each reporting unit and evaluates other relevant factors. The Company considers whether there were any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges and the legal environments, and how these factors might impact country specific performance in future periods. Based on the mentioned considerations and the fact that a quantitative analysis (the "Step 1 Test") had not been performed in several years, QVC considered it prudent to perform a Step 1 Test for each reporting unit for the year ended December 31, 2014. If the carrying value of a reporting unit exceeds its fair value, a second test is required to measure the impairment loss (the "Step 2 Test"). In the Step 2 Test, the fair value (Level 3) of the reporting unit is allocated to all of the assets and liabilities of the reporting unit with any residual value being allocated to goodwill. Any excess of the carrying value of the goodwill over this allocated amount is recorded as an impairment charge. For all reporting units, fair value exceeded carrying value; and as such, no Step 2 Test or impairment charge was recorded in 2014.
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
(i) Translation of foreign currencies
Assets and liabilities of foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustments, net of applicable income taxes, are recorded as a component of accumulated other comprehensive income in equity.
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
The Company's general policy is to allow customers to return merchandise for up to thirty days after the date of shipment. An allowance for returned merchandise is provided at the time revenue is recorded as a percentage of sales based on historical experience. The total reduction in net revenue due to returns for the years ended December 31, 2014, 2013 and 2012 aggregated to $2,023 million, $2,036 million and $1,965 million, respectively.

A summary of activity in the allowance for sales returns, recorded on a net margin basis, was as follows:

(in millions)	Balance beginning of year	Additions- charged to earnings	Deductions	Balance end of year
2014	$106	1,253	(1,250)	109
2013	90	1,296	(1,280)	106
2012	85	1,222	(1,217)	90
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
(l) Advertising costs
Advertising costs are expensed as incurred. Advertising costs amounted to $92 million, $89 million and $91 million for the years ended December 31, 2014, 2013 and 2012, respectively. These costs were included in selling, general and administrative expenses in the consolidated statements of operations.
(m) Stock-based compensation
As more fully described in note 10, the Company and Liberty have granted certain stock-based awards to employees of the Company. The Company measures the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.
(n) Impairment of long-lived assets
The Company reviews long-lived assets, such as property and equipment, internally developed software and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Impairment charges are recognized as an acceleration of depreciation expense or amortization expense in the consolidated statement of operations.
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
During the years ended December 31, 2009 and December 31, 2011, QVC entered into several interest rate swap arrangements to mitigate the interest rate risk associated with interest payments related to its variable rate debt. QVC assessed the effectiveness of its interest rate swaps using the hypothetical derivative method. During 2013 and 2012, QVC's elected interest terms did not effectively match the terms of the swap arrangements. As a result, the swaps did not qualify as cash flow hedges. Changes in fair value of these interest rate swaps were included in gains on financial instruments in the consolidated statements of operations. In March 2013, QVC's notional interest rate swaps of $3.1 billion expired.
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
(t) Use of estimates in the preparation of consolidated financial statements
The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates include, but are not limited to, sales returns, uncollectible receivables, inventory obsolescence, medical and other benefit related costs, depreciable lives of fixed assets, internally developed software, valuation of acquired intangible assets and goodwill, income taxes and stock-based compensation.
(u) Recent accounting pronouncements
On May 28, 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
(v) Reclassifications
Certain prior period amounts have been reclassified to conform with current period presentation.
(3) Accounts Receivable
The Company has two credit programs, the QVC Easy-Pay Plan offered in the U.S., Germany, the U.K., and Italy (known as Q-Pay in Germany and Italy) and the QVC-U.S. revolving credit card program. The QVC Easy-Pay Plan permits customers to pay for items in two or more installments. When the QVC Easy-Pay Plan is offered by QVC and elected by the customer, the first installment is typically billed to the customer's credit card upon shipment. Generally, the customer's credit card is subsequently billed up to five additional monthly installments until the total purchase price of the products has been billed by the Company.
In 2014, QVC-U.S. amended and restated its agreement with a large consumer financial services company (the "Bank") pursuant to which the Bank provides revolving credit directly to QVC's customers for the sole purpose of purchasing merchandise or services with a QVC branded credit card ("Q Card"). The Company receives a portion of the net economics of the credit card program. The Company cannot predict the extent to which customers will use the Q Card, nor the extent that they will make payments on their outstanding balances. The net amount of finance income resulting from credit card operations is included as a reduction of selling, general and administrative expenses and was $80 million, $63 million and $65 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company also accepts major credit cards for its sales. Accounts receivable from major credit cards represents amounts owed to QVC from the credit card clearing houses for amounts billed but not yet collected.

Accounts receivable consisted of the following:

	December 31,
(in millions)	2014	2013
QVC Easy-Pay plan	$1,015	915
Major credit card and other receivables	272	279
	1,287	1,194
Less allowance for doubtful accounts	(91)	(83)
Accounts receivable, net	$1,196	1,111
A summary of activity in the allowance for doubtful accounts was as follows (in millions):

(in millions)	Balance beginning of year	Additions- charged to expense	Deductions- write-offs	Balance end of year
2014	$83	92	(84)	91
2013	74	81	(72)	83
2012	79	75	(80)	74
The carrying value of accounts receivable, adjusted for the reserves described above, approximates fair value as of December 31, 2014, 2013 and 2012.
(4) Property and Equipment, Net
Property and equipment consisted of the following:

	December 31,		Estimated useful
(in millions)	2014	2013	life
Land	$84	87	N/A
Buildings and improvements	948	954	8 - 20 years
Furniture and other equipment	417	429	2 - 8 years
Broadcast equipment	105	107	3 - 5 years
Computer equipment	145	204	2 - 4 years
Transponders (note 9)	168	170	8 - 15 years
Projects in progress	43	74	N/A
	1,910	2,025
Less accumulated depreciation	(884)	(919)
Property and equipment, net	$1,026	1,106
Disposal of fully depreciated assets reduced property and equipment and accumulated depreciation $101 million with no impact to earnings for the year ended December 31, 2014.
In 2014, QVC-Italy took ownership of its previously leased headquarters in Italy that includes television studios, broadcast facilities, administrative offices and a call center for approximately $20 million using exchange rates as of December 31, 2014.
In 2013, QVC-Japan transitioned to its new headquarters in Japan that includes television studios, broadcast facilities, administrative offices and a call center. The total project cost was approximately $220 million.

(5) Cable and Satellite Television Distribution Rights, Net
Cable and satellite television distribution rights consisted of the following:

	December 31,
(in millions)	2014	2013
Cable and satellite television distribution rights	$2,308	2,324
Less accumulated amortization	(1,847)	(1,700)
Cable and satellite television distribution rights, net	$461	624
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
Cable and satellite television distribution rights are amortized using the straight-line method over the lives of the individual agreements. The remaining weighted average lives of the cable and satellite television distribution rights was approximately 2.9 years at December 31, 2014. Amortization expense for cable and satellite television distribution rights was $185 million, $177 million and $163 million for the years ended December 31, 2014, 2013 and 2012, respectively.
As of December 31, 2014, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

2015	$171
2016	165
2017	111
2018	6
2019	3
The decrease in future amortization expense in 2018 is primarily due to the end of affiliation agreement terms for contracts in place at the time of the Liberty acquisition of QVC in 2003.
In return for carrying our signals, each programming distributor in the U.S. receives an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs and from certain Internet sales to customers located in the programming distributors' service areas. In Germany, Japan, the U.K. and Italy, programming distributors predominately receive an agreed-upon annual fee, a monthly fee per subscriber regardless of the net sales, a variable percentage of net sales or some combination of the above arrangements. The Company recorded expense related to these commissions of $299 million, $298 million and $296 million for the years ended December 31, 2014, 2013 and 2012, respectively, which is included as part of operating expenses in the consolidated statements of operations.

(6) Other Intangible Assets, Net
Other intangible assets consisted of the following:

	December 31,						Weighted average remaining life (years)
	2014			2013
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$568	(369)	199	615	(393)	222	2.3
Affiliate and customer relationships	2,428	(1,958)	470	2,450	(1,802)	648	2.8
Debt origination fees	60	(14)	46	51	(13)	38	10.0
Trademarks (indefinite life)	2,428	—	2,428	2,428	—	2,428	—
	$5,484	(2,341)	3,143	5,544	(2,208)	3,336	3.1
Disposal of fully amortized assets reduced other intangible assets and accumulated amortization $80 million with no impact to earnings for the year ended December 31, 2014.
Amortization expense for other intangible assets was $267 million, $254 million and $237 million for the years ended December 31, 2014, 2013 and 2012, respectively.
As of December 31, 2014, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

2015	$279
2016	248
2017	154
2018	9
2019	8
The decrease in future amortization expense in 2018 is primarily due to the end of the useful lives of the affiliate and customer relationships in place at the time of the Liberty acquisition of QVC in 2003.
(7) Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
(in millions)	2014	2013
Accounts payable non-trade	$200	323
Income taxes	137	126
Accrued compensation and benefits	110	98
Allowance for sales returns	109	106
Deferred revenue	85	73
Sales and other taxes	83	79
Accrued interest	79	58
Other	82	97
	$885	960

(8) Long-Term Debt and Interest Rate Swap Arrangements
Long-term debt consisted of the following:

	December 31,
(in millions)	2014	2013
3.125% Senior Secured Notes due 2019, net of original issue discount	$399	—
7.5% Senior Secured Notes due 2019, net of original issue discount	—	761
7.375% Senior Secured Notes due 2020	500	500
5.125% Senior Secured Notes due 2022	500	500
4.375% Senior Secured Notes due 2023, net of original issue discount	750	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	—
4.45% Senior Secured Notes due 2025, net of original issue discount	599	—
5.45% Senior Secured Notes due 2034, net of original issue discount	399	—
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
Senior secured credit facility	508	922
Capital lease obligations	74	80
Total debt	4,629	3,813
Less current portion	(9)	(13)
Long-term portion of debt and capital lease obligations	$4,620	3,800
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and certain of its subsidiaries and have equal priority to the senior secured credit facility. The interest on all of QVC's senior secured notes is payable semi-annually.
(a) 7.125% Senior Secured Notes due 2017
On March 23, 2010, QVC issued $500 million principal amount of 7.125% Senior Secured Notes due 2017 at par (not presented within the above table due to zero balance at both December 31, 2014 and 2013). On March 18, 2013, $124 million of the 7.125% Senior Secured Notes due 2017 were tendered whereby holders of the 7.125% Senior Secured Notes due 2017 received consideration of $1,039.40 for each $1,000 of principal tendered. On April 17, 2013, QVC completed the redemption of the remaining $376 million principal amount of its 7.125% Senior Secured Notes due 2017, whereby holders received consideration of $1,035.63 for each $1,000 of principal tendered.
(b) 3.125% Senior Secured Notes due 2019
On March 18, 2014, QVC issued $400 million principal amount of 3.125% Senior Secured Notes due 2019 at an issue price of 99.828%. The net proceeds from the offerings of these notes were used to repay indebtedness under QVC’s senior secured credit facility and for working capital and other general corporate purposes.
(c) 7.5% Senior Secured Notes due 2019
On September 25, 2009, QVC issued $1 billion principal amount of 7.5% Senior Secured Notes due 2019 at an issue price of 98.278%. On March 18, 2013, $231 million of the 7.5% Senior Secured Notes due 2019 were tendered whereby holders of the 7.5% Senior Secured Notes due 2019 received consideration of $1,120.00 for each $1,000 of principal tendered. On September 8, 2014, QVC completed the redemption of the remaining balance outstanding on these notes. Holders of the notes received consideration of $1,042.05 for each $1,000 of principal tendered.
(d) 7.375% Senior Secured Notes due 2020
On March 23, 2010, QVC issued $500 million principal amount of 7.375% Senior Secured Notes due 2020 at par.

(e) 5.125% Senior Secured Notes due 2022
On July 2, 2012, QVC issued $500 million principal amount of 5.125% Senior Secured Notes due 2022 at par.
(f) 4.375% Senior Secured Notes due 2023
On March 18, 2013, QVC issued $750 million principal amount of 4.375% Senior Secured Notes due 2023 at an issue price of 99.968%. The net proceeds from the issuance of these instruments were used to reduce the outstanding principal under QVC's existing 7.125% Senior Secured Notes due 2017, the 7.5% Senior Secured Notes due 2019 and the senior secured credit facility, as well as for general corporate purposes.
(g) 4.85% Senior Secured Notes due 2024
On March 18, 2014, QVC issued $600 million principal amount of 4.85% Senior Secured Notes due 2024 at an issue price of 99.927%. The net proceeds from the offerings of these notes were used to repay indebtedness under QVC’s senior secured credit facility and for working capital and other general corporate purposes.
(h) 4.45% Senior Secured Notes due 2025
On August 21, 2014, QVC issued $600 million principal amount of 4.45% Senior Secured Notes due 2025 at an issue price of 99.860%. The net proceeds from the offerings of these notes were used for the redemption of QVC’s 7.5% Senior Secured Notes due 2019 on September 8, 2014 and for working capital and other general corporate purposes.
(i) 5.45% Senior Secured Notes due 2034
On August 21, 2014, QVC issued $400 million principal amount of 5.45% Senior Secured Notes due 2034 at an issue price of 99.784%. The net proceeds from the offerings of these notes were used for the redemption of QVC’s 7.5% Senior Secured Notes due 2019 on September 8, 2014 and for working capital and other general corporate purposes.
(j) 5.95% Senior Secured Notes due 2043
On March 18, 2013, QVC issued $300 million principal amount of 5.95% Senior Secured Notes due 2043 at an issue price of 99.973%. The net proceeds from the issuance of these instruments were used to reduce the outstanding principal of QVC's existing 7.125% Senior Secured Notes due 2017, the 7.5% Senior Secured Notes due 2019 and the senior secured credit facility, as well as for general corporate purposes.
Senior Secured Credit Facility
On March 1, 2013, QVC amended and restated its senior secured credit facility, which provides for a $2.0 billion revolving credit facility with a $250 million sub-limit for standby letters of credit and $1.0 billion of uncommitted incremental revolving loan commitments or incremental term loans. QVC may elect that the loans extended under the senior secured credit facility bear interest at a rate per annum equal to the ABR Rate or LIBOR, as each is defined in the senior secured credit facility agreement, plus a margin of 0.25% to 2.00% depending on various factors. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid on the revolving credit facility may be reborrowed. Payment of loans may be accelerated following certain customary events of default. The senior secured credit facility is a multi-currency facility. The senior secured credit facility is secured by the capital stock of QVC. We had $1.5 billion available under the terms of the senior secured credit facility at December 31, 2014. The interest rate on the senior secured credit facility was 2.0% at December 31, 2014.
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

Interest Rate Swap Arrangements
During the years ended December 31, 2009 and December 31, 2011, QVC entered into several interest rate swap arrangements to mitigate the interest rate risk associated with interest payments related to its variable rate debt. QVC assessed the effectiveness of its interest rate swaps using the hypothetical derivative method. During 2013 and 2012, QVC's elected interest terms did not effectively match the terms of the swap arrangements. As a result, the swaps did not qualify as cash flow hedges. Changes in fair value of these interest rate swaps were included in gains on financial instruments in the consolidated statements of operations. In March 2013, QVC's notional interest rate swaps of $3.1 billion expired.
Other Debt Related Information
As a result of the refinancing transactions discussed above, we incurred an extinguishment loss of $48 million and $57 million for the years ended December 31, 2014 and 2013, respectively, recorded as loss on extinguishment of debt in the consolidated statements of operations.
QVC was in compliance with all of its debt covenants at December 31, 2014.
During the year, there were no significant changes to QVC's debt credit ratings.
The weighted average rate applicable to all of the outstanding debt (excluding capital leases) was 4.7% as of December 31, 2014.
At December 31, 2014 and 2013, outstanding letters of credit totaled $18 million and $26 million, respectively.
(9) Leases and Transponder Service Arrangements
Future minimum payments under noncancelable operating leases and capital transponder leases with initial terms of one year or more at December 31, 2014 consisted of the following:

(in millions)	Capital transponders	Operating leases
2015	$11	15
2016	10	14
2017	11	14
2018	12	13
2019	11	12
Thereafter	26	97
Total	$81	165
We distribute our television programs, via satellite and optical fiber, to cable television and direct-to-home satellite system operators for retransmission to their subscribers in the U.S., Germany, Japan, the U.K. and neighboring countries. We also transmit our television programs over digital terrestrial broadcast television to viewers throughout Italy, the U.K. and to viewers in certain geographic regions in the U.S and Germany. In the U.S., we uplink our analog and digital programming transmissions using a third party service. Both transmissions are uplinked to protected, non-preemptible transponders on U.S. satellites. "Protected" status means that, in the event of a transponder failure, our signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, our transponders cannot be preempted in favor of a user of a failed transponder, even another user with "protected status." Our international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on international satellites. The service agreements in the U.S. expire in 2019 through 2020. Our transponder service agreements for our international transponders expire in 2015 through 2024.

The Company has entered into eleven separate agreements with transponder suppliers to transmit its signals in the U.S., Germany and the U.K. at an aggregate monthly cost of $1 million. Depreciation expense related to the transponders was $13 million, $12 million and $11 million for the years ended December 31, 2014, 2013 and 2012, respectively. Total future minimum capital lease payments of $81 million include $7 million of imputed interest.
QVC's ability to continue to sell products to its customers is dependent on its ability to maintain uninterrupted broadcast.
Expenses for operating leases, principally for data processing equipment and facilities and for satellite uplink service agreements, amounted to $24 million, $28 million and $31 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company entered into a 21 year operating lease for its QVC-U.K. headquarters that commenced in 2012, which is included in the future minimum operating lease payments in the above table.
(10) Stock Options and Other Share-Based Payments
QVC employees and officers have received stock options (the "Options") and restricted shares in LINTA ("Series A Liberty Interactive" now "QVCA;" refer to 2014 Reattribution below) and LVNTA ("Series A Liberty Ventures") common stock in accordance with the Liberty Interactive Corporation 2000 Incentive Plan, as amended from time to time; the Liberty Interactive Corporation 2007 Incentive Plan, as amended from time to time; the Liberty Interactive Corporation 2010 Incentive Plan, as amended from time to time; and the Liberty Interactive Corporation 2012 Incentive Plan, as amended from time to time (collectively, the "Liberty Incentive Plan").
(a) Stock options
2012 Creation of Liberty Ventures Tracking Stock
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
For accounting purposes, the Options are classified as equity-based awards.
Option Exchange
During the fourth quarter of 2012, Liberty entered into an option exchange transaction that required a series of transactions with certain officers of the Company in order to recognize tax deductions associated with the stock options in that year versus future years (the "2012 Option Exchange"). On December 4, 2012 (the "Grant Date"), there was an acceleration of (i) each unvested in-the-money option to acquire shares of Liberty Interactive and (ii) each unvested in-the-money option to acquire shares of Series A Liberty Ventures common stock, in each case, held by certain officers (collectively, the "Eligible Optionholders"). Following this acceleration, also on the Grant Date, each Eligible Optionholder exercised, on a net settled basis, substantially all of his or her outstanding in-the-money vested and unvested options to acquire Series A Liberty Interactive shares and Series A Liberty Ventures shares (the "Eligible Options"), and:

•	with respect to each vested Eligible Option, Liberty granted the Eligible Optionholder a vested new option with substantially the same terms and conditions as the exercised vested Eligible Option;

•	and with respect to each unvested Eligible Option:

◦
the Eligible Optionholder sold to Liberty, for cash, the shares of Series A Liberty Interactive or Series A Liberty Ventures, as applicable, received upon exercise of such unvested Eligible Option and used the proceeds of that net sale to purchase from Liberty at that price an equal number of restricted Series A Liberty Interactive or Series A Liberty Ventures shares, as applicable, which have a vesting schedule identical to that of the exercised unvested Eligible Option; and

◦
Liberty granted the Eligible Optionholder an unvested new option, with substantially the same terms and conditions as the exercised unvested Eligible Option, except that (a) the number of shares underlying the new option is equal to the number of shares underlying such exercised unvested Eligible Option less the number of restricted shares purchased from Liberty as described above and (b) the exercise price of the new option was the closing price per Series A Liberty Interactive or Series A Liberty Ventures share, as applicable, on The Nasdaq Global Select Market on the Grant Date.

This 2012 Option Exchange was considered a modification under ASC 718 - Stock Compensation and resulted in incremental compensation expense in 2012 and over the remaining vesting periods of the new unvested options and the restricted shares, and is included in unrecognized compensation.
2014 Liberty Ventures 2 for 1 Stock Split
On February 27, 2014, Liberty's board approved a two for one stock split of Series A and Series B Liberty Ventures common stock, effected by means of a dividend. The stock split was done in order to bring Liberty into compliance with a Nasdaq listing requirement regarding the minimum number of publicly held shares of the Series B Liberty Ventures common stock. In the stock split, a dividend was paid on April 11, 2014 of one share of Series A or Series B Liberty Ventures common stock to holders of each share of Series A or Series B Liberty Ventures common stock, respectively, held by them as of 5:00 pm, New York City time, on April 4, 2014. The stock split has been recorded retroactively for all periods presented for comparability purposes.
TripAdvisor Holdings Spin-Off
In August 2014, in connection with Liberty's spin-off (the "TripAdvisor Holdings Spin-Off") of its former wholly-owned subsidiary Liberty TripAdvisor Holdings, Inc. ("TripAdvisor Holdings") from Liberty Ventures, all outstanding awards with respect to Liberty Ventures common stock ("Liberty Ventures Award") were adjusted pursuant to the anti-dilution provisions of the incentive plans under which the equity awards were granted, such that a holder of a Liberty Ventures Award received:

i.	An adjustment to the exercise price or base price, as applicable, and the number of shares subject to the Liberty Ventures Award (as so adjusted, an "Adjusted Liberty Ventures Award") and

ii.	A corresponding equity award relating to shares of TripAdvisor Holdings common stock (a "TripAdvisor Holdings Award").
The exercise prices and number of shares subject to the Adjusted Liberty Ventures Award and the TripAdvisor Holdings Award were determined based on 1.) the exercise prices and number of shares subject to the Liberty Ventures Award, 2.) the pre-distribution trading price of the Liberty Ventures common stock and 3.) the post-distribution trading prices of Liberty Ventures common stock and TripAdvisor Holdings common stock, such that all of the pre-distribution intrinsic value of the Liberty Ventures Award was allocated between the Adjusted Liberty Ventures Award and the TripAdvisor Holdings Award.
Following the TripAdvisor Holdings Spin-Off, employees of QVC hold awards in both Liberty Ventures common stock and TripAdvisor Holdings common stock. The compensation expense relating to employees of QVC is recorded at QVC.
2014 Reattribution
On October 3, 2014, Liberty completed a transaction whereby certain of its digital commerce businesses and cash were reattributed from the QVC Group to the Ventures Group. In return, Liberty distributed Ventures Group common stock to the QVC Group stockholders in the form of a dividend. This reattribution transaction resulted in an adjustment to the outstanding QVCA options, a corresponding LVNTA option award and a LVNTA restricted stock award using a methodology similar to the one described above for the TripAdvisor Holdings Spin-Off. The adjustments to the QVCA options, LVNTA options and LVNTA restricted stock have been reflected within each respective table within this note.

A summary of the activity of the Liberty Incentive Plan with respect to the QVCA options granted to QVC employees and officers as of and during the year ended December 31, 2014 is presented below:

	Options	Weighted average exercise price	Aggregate intrinsic value (000s)	Weighted average remaining life (years)
Outstanding at January 1, 2014	15,638,139	$17.01	$192,975	4.4
Granted	1,819,559	26.90
Exercised	(3,784,111)	14.42
Forfeited	(1,007,491)	19.31
Net effect of 2014 Reattribution	512,995	16.36
Outstanding at December 31, 2014	13,179,091	17.34	159,203	3.7
Exercisable at December 31, 2014	7,325,843	14.94	106,078	2.9
A summary of the activity of the Liberty Incentive Plan with respect to the LVNTA options granted to QVC employees and officers as of and during the year ended December 31, 2014 is presented below:

	Options	Weighted average exercise price	Aggregate intrinsic value (000s)	Weighted average remaining life (years)
Outstanding at January 1, 2014	441,212	$29.40	$14,072	3.6
Granted	—	—
Exercised	(106,709)	16.02
Forfeited	—	—
Adjustment for TripAdvisor Holdings Spin-Off	6,736	14.86
Net effect of 2014 Reattribution	612,138	22.31
Outstanding at December 31, 2014	953,377	19.51	17,361	2.8
Exercisable at December 31, 2014	597,523	19.70	10,767	2.6
Upon employee exercise of the Options, the exercise price is remitted to Liberty in exchange for the shares. The aggregate intrinsic value of all options exercised during the years ended December 31, 2014, 2013 and 2012 was $54 million, $37 million and $97 million, respectively.
The weighted average fair value at date of grant of a QVCA Option granted, excluding the 2012 Option Exchange, during the years ended December 31, 2014, 2013 and 2012 was $11.16, $8.16 and $6.66, respectively. The weighted average fair value at date of grant of a QVCA 2012 Option Exchange option granted during the year ended December 31, 2012 was $6.94. The weighted average fair value at date of grant of a LVNTA Option granted, excluding the 2012 Option Exchange, during the year ended December 31, 2012 was $15.22. There were no LVNTA Options granted during the years ended December 31, 2014 and 2013. The weighted average fair value at date of grant of a LVNTA 2012 Option Exchange option granted during the year ended December 31, 2012 was $25.69.
During the years ended December 31, 2014, 2013 and 2012, the fair value of each QVCA option was determined as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2014	2013	2012
Expected volatility	38.7%	38.3%	41.9%
Expected term (years)	6.3	6.2	5.2
Risk free interest rate	2.0%	1.1%	0.8%
Expected dividend yield	—	—	—

During the years ended December 31, 2014, 2013 and 2012, the fair value of each LVNTA option was determined as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2014	2013	2012
Expected volatility	—%	—%	49.9%
Expected term (years)	—	—	4.9
Risk free interest rate	—%	—%	0.6%
Expected dividend yield	—	—	—
Expected volatility is based on historical and implied volatilities of QVCA and LVNTA common stock over a period commensurate with the expected term of the options. The Company estimates the expected term of the options based on historical exercise and forfeiture data. The volatility used in the calculation for the options is based on the historical volatility of Liberty's stocks and the implied volatility of publicly traded Liberty options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.
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
During the years ended December 31, 2014, 2013 and 2012, the Company recorded $36 million, $31 million and $29 million, respectively, of stock-based compensation expense related to the options. As of December 31, 2014, the total unrecognized compensation cost related to unvested options, net of estimated forfeitures, was approximately $34 million. Such amount will be recognized in the Company's consolidated statement of operations over a weighted average period of approximately 3.8 years.
(b) Restricted stock plan
A summary of the activity of the Liberty Incentive Plan with respect to the QVCA restricted shares granted to QVC employees and officers as of and during the year ended December 31, 2014 is presented below:

	Restricted Shares	Weighted average grant date fair value
Outstanding at January 1, 2014	1,214,462	$17.62
Granted	328,887	24.86
Vested	(460,069)	14.79
Forfeited	(48,154)	17.79
Outstanding at December 31, 2014	1,035,126	19.29
A summary of the activity of the Liberty Incentive Plan with respect to the LVNTA restricted shares granted to QVC employees and officers as of and during the year ended December 31, 2014 is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	64,158	19.34
Granted	—	—
Vested	(34,718)	9.01
Forfeited	(2,445)	14.98
Net effect of 2014 Reattribution	146,798	23.13
Outstanding at December 31, 2014	173,793	22.13

During the years ended December 31, 2014, 2013 and 2012, the Company recorded $8 million, $7 million and $5 million, respectively, of stock-based compensation expense related to these shares. As of December 31, 2014, the total unrecognized compensation cost related to unvested restricted shares of common stock was approximately $14 million. Such amount will be recognized in the Company's consolidated statement of operations over a weighted average period of approximately 1.1 years. The aggregate fair value of all restricted shares of common stock that vested during the years ended December 31, 2014, 2013 and 2012 was $16 million, $15 million and $9 million, respectively.
(11) Income Taxes
Income tax expense (benefit) consisted of the following:

	Years ended December 31,
(in millions)	2014	2013	2012
Current:
U.S. federal	$396	361	369
State and local	28	22	23
Foreign jurisdiction	132	78	136
Total	556	461	528
Deferred:
U.S. federal	(182)	(107)	(121)
State and local	(15)	(7)	(7)
Foreign jurisdiction	(5)	6	(6)
Total	(202)	(108)	(134)
Total income tax expense	$354	353	394
Pre-tax income was as follows:

	Years ended December 31,
(in millions)	2014	2013	2012
QVC-U.S.	$827	824	865
QVC-Germany	16	18	29
QVC-Japan	146	181	253
QVC-U.K.	19	1	(17)
QVC-Italy	(15)	(38)	(49)
QVC-France	(6)	—	—
Consolidated QVC	$987	986	1,081

Total income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years ended December 31,
	2014	2013	2012
Provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.9%	0.7%	1.0%
Foreign taxes	0.6%	0.6%	1.3%
Foreign earnings repatriation	(0.3)%	(0.4)%	(1.1)%
Valuation allowance	0.2%	—%	—%
Permanent differences	(0.5)%	—%	0.1%
Other, net	—%	(0.1)%	0.1%
Total income tax expense	35.9%	35.8%	36.4%
The tax effects of temporary differences that gave rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
(in millions)	2014	2013
Deferred tax assets:
Accounts receivable, principally due to the allowance for doubtful accounts and related reserves for the uncollectible accounts	$33	32
Inventories, principally due to obsolescence reserves and additional costs of inventories for tax purposes pursuant to the Tax Reform Act of 1986	33	36
Allowance for sales returns	41	39
Deferred compensation	43	36
Unrecognized federal and state tax benefits	63	29
Accrued liabilities	82	25
Other	27	36
Subtotal	322	233
Valuation allowance	(3)	(1)
Total deferred tax assets	319	232
Deferred tax liabilities:
Depreciation and amortization	(1,222)	(1,349)
Cumulative translation of foreign currencies	(8)	(47)
Total deferred tax liabilities	(1,230)	(1,396)
Net deferred tax liability	$(911)	(1,164)
In the above table, valuation allowances exist due, in part, to the uncertainty of whether or not the benefit of certain foreign tax credits and benefits will ultimately be utilized for income tax purposes.
The Company has recognized tax benefits from the exercise of employee stock options that reduced taxes payable and were credited to additional paid-in capital. The amount of the tax benefits is reported in the consolidated statements of equity.

The Company is party to a Tax Liability Allocation and Indemnification Agreement (the "Tax Agreement") with Liberty. The Tax Agreement establishes the methodology for the calculation and payment of income taxes in connection with the consolidation of the Company with Liberty for income tax purposes. Generally, the Tax Agreement provides that the Company will pay Liberty an amount equal to the tax liability, if any, that it would have if it were to file as a consolidated group separate and apart from Liberty, with exceptions for the treatment and timing of certain items, including but not limited to deferred intercompany transactions, credits, and net operating and capital losses. To the extent that the separate company tax expense is different from the payment terms of the Tax Agreement, the difference is recorded as either a dividend or capital contribution. These differences are related primarily to foreign tax credits recognized by QVC that are creditable under the Tax Agreement when and if utilized in Liberty’s consolidated tax return.  The difference recorded during the year ended December 31, 2014, was a $29 million capital contribution related primarily to foreign tax credit carryovers being utilized in Liberty’s consolidated tax return in excess of those recognized by QVC during the year. The differences recorded during the years ended December 31, 2013 and 2012 were $45 million and $47 million in dividends, respectively, and related primarily to foreign tax credits recognized by QVC and not utilized in Liberty’s tax return during the respective tax years. The amounts of the tax-related balance due to Liberty at December 31, 2014 and 2013 were $52 million and $78 million, respectively, and are included in accrued liabilities in the consolidated balance sheets.
The Company has provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries. The Company expects the amount of foreign tax credits available on those undistributed earnings to offset the U.S. income tax liability and to result in an incremental benefit related to the increased utilization of foreign tax credits. The amount of the U.S. income tax benefit recorded in the years ended December 31, 2014, 2013 and 2012 on those undistributed earnings was $3 million, $3 million and $12 million, respectively.
A reconciliation of the 2014 beginning and ending amount of the liability for unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2014	89
Increases related to prior year tax positions	27
Decreases related to prior year tax positions	(10)
Increases related to current year tax positions	17
Balance at December 31, 2014	123
Included in the balance of unrecognized tax benefits at December 31, 2014 are potential benefits of $59 million (net of a $32 million federal tax effect) that, if recognized, would affect the effective rate on income from continuing operations.
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other income (expense) in the consolidated statements of operations. The Company did not have a material amount of interest accrued related to unrecognized tax benefits or tax penalties.
The Company has tax positions for which the amount of related unrecognized tax benefits could change during 2015. These include nonfederal transfer pricing and other tax issues. The amount of unrecognized tax benefits related to these issues could have a net decrease of $23 million in 2015 as a result of potential settlements, lapsing of statute of limitations and revisions of settlement estimates.
The Company participates in a consolidated federal return filing with Liberty. As of December 31, 2014, the Company's tax years through 2010 are closed for federal income tax purposes, and the IRS has completed its examination of the Company's 2011, 2012 and 2013 tax years. The Company's 2014 tax year is being examined currently as part of the Liberty consolidated return under the IRS's Compliance Assurance Process ("CAP") program. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of December 31, 2014, the Company, or one of its subsidiaries, was under examination in the states of California, Minnesota, New York, Pennsylvania and Virgina as well as in Germany, Italy and the U.K.

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
(13) Business Acquisitions and Investment in Affiliate
In 2012, the Company acquired all of the outstanding shares of Send the Trend, Inc., a provider of personalization software, and acquired substantially all of the assets of Oodle, Inc., a social media technology platform provider.
On July 4, 2012, the Company entered into a joint venture with CNR Media Group, a limited liability company, owned by CNR for a 49% interest in a CNR subsidiary, CNRS. The CNRS joint venture is accounted for as an equity method investment as a component of other noncurrent assets on the consolidated balance sheets and equity in losses of investee in the consolidated statements of operations. CNRS operates a retailing business in China through a televised shopping channel with an associated website. CNRS is headquartered in Beijing, China. The joint venture's strategy is to combine CNRS' existing knowledge of the digital shopping market and consumers in China with QVC's global experience and know-how in multimedia retailing.
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
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at December 31, 2014 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$245	245	—	—
Long-term liabilities:
Debt (note 8)	4,626	—	4,626	—

		Fair value measurements at December 31, 2013 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$342	342	—	—
Long-term liabilities:
Debt (note 8)	3,783	—	3,783	—
The majority of the Company's Level 2 financial liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in U.S. GAAP. Accordingly, the financial instruments are reported in the foregoing tables as Level 2 fair value instruments.
(15) Information about QVC's Operating Segments
Each of the Company's operating segments are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the Internet and mobile applications in certain markets. The Company has identified six reportable operating segments: the United States, Germany, Japan, the United Kingdom, Italy and France.
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
Performance measures

	Years ended December 31,
	2014		2013		2012
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QVC-U.S.	$6,055	1,429	5,844	1,352	5,585	1,292
QVC-Germany	970	174	971	173	956	179
QVC-Japan	908	176	1,024	212	1,247	279
QVC-U.K.	730	141	657	118	641	104
QVC-Italy	138	(4)	127	(14)	87	(26)
QVC-France	—	(6)	—	—	—	—
Consolidated QVC	$8,801	1,910	8,623	1,841	8,516	1,828
Net revenue amounts by product category are not available from our general purpose financial statements.

Other information

	Years ended December 31,
	2014		2013		2012
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QVC-U.S.	$56	391	55	362	51	338
QVC-Germany	33	36	30	38	31	33
QVC-Japan	19	9	23	9	16	10
QVC-U.K.	16	14	12	14	21	12
QVC-Italy	11	2	7	8	7	7
QVC-France	—	—	—	—	—	—
Consolidated QVC	$135	452	127	431	126	400

	Years ended December 31,
	2014		2013
(in millions)	Total assets	Capital expenditures, net	Total assets	Capital expenditures, net
QVC-U.S.	$10,133	141	10,322	123
QVC-Germany	915	10	1,109	28
QVC-Japan	644	2	732	16
QVC-U.K.	537	16	613	16
QVC-Italy	245	12	280	28
QVC-France	2	1	—	—
Consolidated QVC	$12,476	182	13,056	211
Long-lived assets, net of accumulated depreciation, by geographic area were as follows:

	December 31,
(in millions)	2014	2013
QVC-U.S.	$463	448
QVC-Germany	209	244
QVC-Japan	176	220
QVC-U.K.	120	129
QVC-Italy	57	65
QVC-France	1	—
Consolidated QVC	$1,026	1,106

The following table provides a reconciliation of Adjusted OIBDA to income before income taxes:

	Years ended December 31,
(in millions)	2014	2013	2012
Adjusted OIBDA	$1,910	1,841	1,828
Stock-based compensation	(44)	(38)	(34)
Depreciation and amortization	(587)	(558)	(526)
Equity in losses of investee	(8)	(4)	(4)
Gains on financial instruments	—	15	48
Interest expense, net	(239)	(214)	(233)
Foreign currency gain	3	1	2
Loss on extinguishment of debt	(48)	(57)	—
Income before income taxes	$987	986	1,081
(16) Other Comprehensive Income (Loss)
The change in the component of accumulated other comprehensive income (loss), net of taxes ("AOCI"), is summarized as follows:

(in millions)	Foreign currency translation adjustments	AOCI
Balance at January 1, 2012	$194	194
Other comprehensive loss attributable to QVC, Inc. stockholder	(8)	(8)
Balance at December 31, 2012	186	186
Other comprehensive loss attributable to QVC, Inc. stockholder	(47)	(47)
Balance at December 31, 2013	139	139
Other comprehensive loss attributable to QVC, Inc. stockholder	(178)	(178)
Balance at December 31, 2014	(39)	(39)
The component of other comprehensive income is reflected in QVC's consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive income:

(in millions)	Before-tax amount	Tax (expense) benefit	Net-of-tax amount
Year ended December 31, 2014:
Foreign currency translation adjustments	$(240)	49	(191)
Other comprehensive loss	(240)	49	(191)

Year ended December 31, 2013:
Foreign currency translation adjustments	$(64)	(8)	(72)
Other comprehensive loss	(64)	(8)	(72)

Year ended December 31, 2012:
Foreign currency translation adjustments	$(48)	21	(27)
Other comprehensive loss	(48)	21	(27)

(17) Employee Benefit Plans
In certain markets, QVC sponsors defined contribution plans, which provide employees an opportunity to make contributions to a trust for investment in a variety of securities. Generally, the Company makes matching contributions to the plans based on a percentage of the amount contributed by employees. The Company's cash contributions to the plans were $23 million, $19 million and $16 million for the years ended December 31, 2014, 2013 and 2012, respectively.
(18) Subsequent Event
QVC declared and paid dividends to Liberty in the amount of $58 million subsequent to December 31, 2014.
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
These consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the Company's consolidated financial statements. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, such as management fees, royalty revenue and expense, interest income and expense and gains on intercompany asset transfers. During 2014, the Company revised the presentation of intercompany management expense (income) and prior period amounts have been reclassified to conform with current period presentation. Goodwill and other intangible assets have been allocated to the subsidiaries based on management’s estimates. Certain costs have been partially allocated to all of the subsidiaries of the Company.
During the year ended December 31, 2014, an intangible asset held by certain non-guarantor subsidiaries was sold to QVC, Inc. resulting in a gain of $20 million reflected in intercompany interest and other income for the non-guarantor subsidiaries and also included in equity in earnings of subsidiaries for the subsidiary guarantors. The gain is eliminated in the eliminations column. The impact of these earnings has been eliminated in the presentation of intangible assets and equity in earnings of subsidiaries of the parent company.
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

Consolidating Balance Sheets

December 31, 2014
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$2	123	222	—	347
Restricted cash	10	—	2	—	12
Accounts receivable, net	909	—	287	—	1,196
Inventories	680	—	202	—	882
Deferred income taxes	192	—	18	—	210
Prepaid expenses	25	—	25	—	50
Total current assets	1,818	123	756	—	2,697
Property and equipment, net	273	68	685	—	1,026
Cable and satellite television distribution rights, net	—	388	73	—	461
Goodwill	4,184	—	907	—	5,091
Other intangible assets, net	1,023	2,051	69	—	3,143
Other noncurrent assets	1	—	57	—	58
Investments in subsidiaries	4,681	1,386	—	(6,067)	—
Total assets	$11,980	4,016	2,547	(6,067)	12,476
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$2	—	7	—	9
Accounts payable-trade	420	—	209	—	629
Accrued liabilities	282	143	460	—	885
Intercompany accounts payable (receivable)	1,384	(921)	(463)	—	—
Total current liabilities	2,088	(778)	213	—	1,523
Long-term portion of debt and capital lease obligations	4,565	—	55	—	4,620
Deferred compensation	16	—	1	—	17
Deferred income taxes	269	877	(25)	—	1,121
Other long-term liabilities	99	—	50	—	149
Total liabilities	7,037	99	294	—	7,430
Equity:
QVC, Inc. stockholder's equity	4,943	3,917	2,150	(6,067)	4,943
Noncontrolling interest	—	—	103	—	103
Total equity	4,943	3,917	2,253	(6,067)	5,046
Total liabilities and equity	$11,980	4,016	2,547	(6,067)	12,476

Consolidating Balance Sheets

December 31, 2013
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$78	133	246	—	457
Restricted cash	11	—	3	—	14
Accounts receivable, net	816	—	295	—	1,111
Inventories	684	—	247	—	931
Deferred income taxes	146	—	16	—	162
Prepaid expenses	20	—	27	—	47
Total current assets	1,755	133	834	—	2,722
Property and equipment, net	265	67	774	—	1,106
Cable and satellite television distribution rights, net	—	510	114	—	624
Goodwill	4,169	—	1,028	—	5,197
Other intangible assets, net	1,128	2,050	158	—	3,336
Other noncurrent assets	8	—	63	—	71
Investments in subsidiaries	4,894	1,628	—	(6,522)	—
Total assets	$12,219	4,388	2,971	(6,522)	13,056
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$2	—	11	—	13
Accounts payable-trade	336	—	158	—	494
Accrued liabilities	393	96	471	—	960
Intercompany accounts payable (receivable)	1,019	(879)	(140)	—	—
Total current liabilities	1,750	(783)	500	—	1,467
Long-term portion of debt and capital lease obligations	3,745	—	55	—	3,800
Deferred compensation	13	—	1	—	14
Deferred income taxes	399	923	4	—	1,326
Other long-term liabilities	90	—	18	—	108
Total liabilities	5,997	140	578	—	6,715
Equity:
QVC, Inc. stockholder's equity	6,222	4,248	2,274	(6,522)	6,222
Noncontrolling interest	—	—	119	—	119
Total equity	6,222	4,248	2,393	(6,522)	6,341
Total liabilities and equity	$12,219	4,388	2,971	(6,522)	13,056

Consolidating Statements of Operations

Year ended December 31, 2014
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$6,198	920	2,992	(1,309)	8,801
Cost of goods sold	3,907	108	1,807	(275)	5,547
Gross profit	2,291	812	1,185	(1,034)	3,254
Operating expenses:
Operating	343	269	376	(235)	753
Selling, general and administrative, including stock-based compensation	1,081	1	352	(799)	635
Depreciation	39	5	91	—	135
Amortization	223	153	76	—	452
	1,686	428	895	(1,034)	1,975
Operating income	605	384	290	—	1,279
Other (expense) income:
Equity in losses of investee	—	—	(8)	—	(8)
Interest expense, net	(230)	—	(9)	—	(239)
Foreign currency gain (loss)	10	(3)	(4)	—	3
Loss on extinguishment of debt	(48)	—	—	—	(48)
Intercompany interest and other (expense) income	(22)	51	(9)	(20)	—
	(290)	48	(30)	(20)	(292)
Income before income taxes	315	432	260	(20)	987
Income tax expense	(73)	(135)	(146)	—	(354)
Equity in earnings of subsidiaries, net of tax	391	25	—	(416)	—
Net income	633	322	114	(436)	633
Less net income attributable to the noncontrolling interest	(39)	—	(39)	39	(39)
Net income attributable to QVC, Inc. stockholder	$594	322	75	(397)	594
The increase in tax expense of the combined non-guarantor subsidiaries compared to the same period in the prior year was primarily due to an unfavorable tax audit settlement in one of our European subsidiaries. This also resulted in a tax benefit for QVC, Inc. as a result of the corresponding foreign tax credit in the U.S.

Consolidating Statements of Operations

Year ended December 31, 2013
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$5,979	893	2,977	(1,226)	8,623
Cost of goods sold	3,804	107	1,831	(277)	5,465
Gross profit	2,175	786	1,146	(949)	3,158
Operating expenses:
Operating	283	267	370	(180)	740
Selling, general and administrative, including stock-based compensation	1,028	—	356	(769)	615
Depreciation	38	6	83	—	127
Amortization	204	146	81	—	431
	1,553	419	890	(949)	1,913
Operating income	622	367	256	—	1,245
Other (expense) income:
Equity in losses of investee	—	—	(4)	—	(4)
Gains on financial instruments	12	—	3	—	15
Interest expense, net	(214)	—	—	—	(214)
Foreign currency (loss) gain	(13)	—	14	—	1
Loss on extinguishment of debt	(57)	—	—	—	(57)
Intercompany interest (expense) income	(16)	51	(35)	—	—
	(288)	51	(22)	—	(259)
Income before income taxes	334	418	234	—	986
Income tax expense	(119)	(132)	(102)	—	(353)
Equity in earnings of subsidiaries, net of tax	418	76	—	(494)	—
Net income	633	362	132	(494)	633
Less net income attributable to the noncontrolling interest	(45)	—	(45)	45	(45)
Net income attributable to QVC, Inc. stockholder	$588	362	87	(449)	588

Consolidating Statements of Operations

Year ended December 31, 2012
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$5,709	865	3,148	(1,206)	8,516
Cost of goods sold	3,644	116	1,941	(282)	5,419
Gross profit	2,065	749	1,207	(924)	3,097
Operating expenses:
Operating	254	238	395	(172)	715
Selling, general and administrative, including stock-based compensation	1,004	1	335	(752)	588
Depreciation	35	4	87	—	126
Amortization	204	130	66	—	400
	1,497	373	883	(924)	1,829
Operating income	568	376	324	—	1,268
Other (expense) income:
Equity in losses of investee	—	—	(4)	—	(4)
Gains on financial instruments	48	—	—	—	48
Interest expense, net	(233)	—	—	—	(233)
Foreign currency (loss) gain	(10)	4	8	—	2
Intercompany (expense) interest income	(13)	51	(38)	—	—
	(208)	55	(34)	—	(187)
Income before income taxes	360	431	290	—	1,081
Income tax expense	(116)	(141)	(137)	—	(394)
Equity in earnings of subsidiaries, net of tax	443	93	—	(536)	—
Net income	687	383	153	(536)	687
Less net income attributable to the noncontrolling interest	(63)	—	(63)	63	(63)
Net income attributable to QVC, Inc. stockholder	$624	383	90	(473)	624

Consolidating Statements of Comprehensive Income

Year ended December 31, 2014
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$633	322	114	(436)	633
Foreign currency translation adjustments	(191)	—	(191)	191	(191)
Total comprehensive income (loss)	442	322	(77)	(245)	442
Comprehensive income attributable to noncontrolling interest	(26)	—	(26)	26	(26)
Comprehensive income (loss) attributable to QVC, Inc. stockholder	$416	322	(103)	(219)	416
Consolidating Statements of Comprehensive Income

Year ended December 31, 2013
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$633	362	132	(494)	633
Foreign currency translation adjustments	(72)	—	(72)	72	(72)
Total comprehensive income	561	362	60	(422)	561
Comprehensive income attributable to noncontrolling interest	(20)	—	(20)	20	(20)
Comprehensive income attributable to QVC, Inc. stockholder	$541	362	40	(402)	541
Consolidating Statements of Comprehensive Income

Year ended December 31, 2012
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$687	383	153	(536)	687
Foreign currency translation adjustments	(27)	—	(27)	27	(27)
Total comprehensive income	660	383	126	(509)	660
Comprehensive income attributable to noncontrolling interest	(44)	—	(44)	44	(44)
Comprehensive income attributable to QVC, Inc. stockholder	$616	383	82	(465)	616

Consolidating Statements of Cash Flows

Year ended December 31, 2014
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$349	459	405	—	1,213
Investing activities:
Capital expenditures, net	(160)	(7)	5	(20)	(182)
Expenditures for cable and satellite television distribution rights, net	—	(31)	—	—	(31)
Decreases in restricted cash	1	—	1	—	2
Intercompany investing activities	607	267	—	(874)	—
Net cash provided by (used in) investing activities	448	229	6	(894)	(211)
Financing activities:
Principal payments of debt and capital lease obligations	(3,039)	—	(10)	—	(3,049)
Principal borrowings of debt from senior secured credit facility	1,852	—	—	—	1,852
Proceeds from issuance of senior secured notes, net of original issue discount	1,997	—	—	—	1,997
Payment of debt origination fees	(24)	—	—	—	(24)
Payment of bond premium fees	(32)	—	—	—	(32)
Other financing activities	(3)	—	—	—	(3)
Dividends paid to Liberty	(1,765)	—	—	—	(1,765)
Dividends paid to noncontrolling interest	—	—	(42)	—	(42)
Net short-term intercompany debt borrowings (repayments)	365	(42)	(323)	—	—
Intercompany financing activities	(224)	(656)	(14)	894	—
Net cash used in financing activities	(873)	(698)	(389)	894	(1,066)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(46)	—	(46)
Net decrease in cash and cash equivalents	(76)	(10)	(24)	—	(110)
Cash and cash equivalents, beginning of period	78	133	246	—	457
Cash and cash equivalents, end of period	$2	123	222	—	347

Consolidating Statements of Cash Flows

Year ended December 31, 2013
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$379	389	205	—	973
Investing activities:
Capital expenditures, net	(106)	(8)	(97)	—	(211)
Expenditures for cable and satellite television distribution rights, net	—	(56)	(2)	—	(58)
Decrease (increase) in restricted cash	2	—	(1)	—	1
Changes in other noncurrent assets	(1)	—	(1)	—	(2)
Intercompany investing activities	368	277	—	(645)	—
Net cash provided by (used in) investing activities	263	213	(101)	(645)	(270)
Financing activities:
Principal payments of debt and capital lease obligations	(2,375)	—	(12)	—	(2,387)
Principal borrowings of debt from senior secured credit facility	1,674	—	—	—	1,674
Proceeds from issuance of senior secured notes, net of original issue discount	1,050	—	—	—	1,050
Payment of debt origination fees	(16)	—	—	—	(16)
Payment of bond premium fees	(46)	—	—	—	(46)
Other financing activities	12	—	—	—	12
Dividends paid to Liberty	(1,005)	—	—	—	(1,005)
Dividends paid to noncontrolling interest	—	—	(45)	—	(45)
Net short-term intercompany debt borrowings (repayments)	190	(63)	(127)	—	—
Intercompany financing activities	(123)	(571)	49	645	—
Net cash used in financing activities	(639)	(634)	(135)	645	(763)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(23)	—	(23)
Net increase (decrease) in cash and cash equivalents	3	(32)	(54)	—	(83)
Cash and cash equivalents, beginning of period	75	165	300	—	540
Cash and cash equivalents, end of period	$78	133	246	—	457

Consolidating Statements of Cash Flows

Year ended December 31, 2012
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$462	412	332	—	1,206
Investing activities:
Capital expenditures, net	(76)	(5)	(165)	—	(246)
Expenditures for cable and satellite television distribution rights, net	—	(1)	(1)	—	(2)
Cash paid for joint ventures and acquisitions of businesses, net of cash received	—	—	(95)	—	(95)
Decrease in restricted cash	2	—	—	—	2
Changes in other noncurrent assets	(3)	—	—	—	(3)
Intercompany investing activities	443	265	—	(708)	—
Net cash provided by (used in) investing activities	366	259	(261)	(708)	(344)
Financing activities:
Principal payments of debt and capital lease obligations	(1,237)	—	(9)	—	(1,246)
Principal borrowings of debt from senior secured credit facility	1,717	—	—	—	1,717
Proceeds from issuance of senior secured notes	500	—	—	—	500
Payment of debt origination fees	(7)	—	—	—	(7)
Other financing activities	20	—	—	—	20
Dividends paid to Liberty	(1,817)	—	—	—	(1,817)
Dividend paid to noncontrolling interest	—	—	(29)	—	(29)
Net short-term intercompany debt borrowings (repayments)	214	(59)	(155)	—	—
Intercompany financing activities	(146)	(670)	108	708	—
Net cash used in financing activities	$(756)	(729)	(85)	708	(862)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(20)	—	(20)
Net increase (decrease) in cash and cash equivalents	72	(58)	(34)	—	(20)
Cash and cash equivalents, beginning of period	3	223	334	—	560
Cash and cash equivalents, end of period	$75	165	300	—	540

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
Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
Audit Fees and All Other Fees
The following table presents fees for professional audit services rendered by KPMG LLP and its international affiliates for the audit of our consolidated financial statements for 2014 and 2013 and fees billed for other services rendered by KPMG LLP:

	Year ended December 31,
	2014	2013
Audit fees (1)	$3,091,878	$2,850,434
Audit related fees (2)	50,000	—
Audit and audit related fees	3,141,878	2,850,434
Tax fees (3)	5,503	245,038
Total fees	$3,147,381	$3,095,472
(1) Audit fees include fees for the audit and quarterly reviews of our 2014 and 2013 consolidated financial statements and reviews of registration statements and issuance of consents.
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
All services provided by our independent auditor during 2014 were approved in accordance with the terms of the policy.

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
(a) (3) Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):
3 - Articles of Incorporation and Bylaws:

3.1
Restated Certificate of Incorporation of QVC, Inc. dated October 26, 2009 (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-184501) as filed on October 19, 2012 (the "2012 S-4")).

3.2	Amended and Restated By-Laws of QVC, Inc (incorporated by reference to Exhibit 3.2 to the 2012 S-4).

4 - Instruments Defining the Rights to Securities Holders, Including Indentures:

4.1
Indenture dated as of September 25, 2009 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, as supplemented by that Supplemental Indenture dated as of June 30, 2011 (incorporated by reference to Exhibit 10.1 to the 2012 S-4)

4.2
Indenture dated as of March 23, 2010 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, as supplemented by that Supplemental Indenture dated as of June 30, 2011 (incorporated by reference to Exhibit 10.2 to the 2012 S-4).

4.3	Indenture dated as of July 2, 2012 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the 2012 S-4).
4.4
Indenture dated as of March 18, 2013 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q as filed on May 9, 2013).

4.5
Indenture dated as of March 18, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-195586) as filed on April 30, 2014).

4.6
Indenture dated as of August 21, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-199254) as filed on October 10, 2014).

4.7
Form of Amended and Restated Credit Agreement, dated as of March 1, 2013, among QVC, Inc., as Borrower, J.P. Morgan Securities LLC, as Lead Arranger and Lead Bookrunner, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A., and BNP Paribas, as Syndication Agents, and the parties named therein as Lenders, Documentation Agents and Co-Lead Arrangers and Co-Bookrunners (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K (File No. 333-184501) as filed on March 7, 2013).

10 - Material Contracts:

10.1	Forms of Indemnification Agreements between QVC, Inc. and executive officers (incorporated by reference to Exhibit 10.16 to the 2012 S-4).
21 - Subsidiaries:*

21.1	Subsidiaries of the Registrant*
31 - Certification Letters:*

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32 - Section 1350 Certification Letter:**

32.1	Section 1350 Certification**
101 - XBRL:*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*
*Filed herewith.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QVC, Inc.

Date: February 27, 2015	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: February 27, 2015	By:/s/ THADDEUS J. JASTRZEBSKI
Thaddeus J. Jastrzebski
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: February 27, 2015	By:/s/ CHRISTOPER W. SHEAN
Christopher W. Shean
Senior Vice President and Chief Financial Officer of Liberty Interactive, LLC, as the sole member of Liberty QVC Holdings, LLC, as Stockholder-Director of QVC, Inc.

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1
Restated Certificate of Incorporation of QVC, Inc. dated October 26, 2009 (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-184501) as filed on October 19, 2012 (the "2012 S-4")).

3.2	Amended and Restated By-Laws of QVC, Inc (incorporated by reference to Exhibit 3.2 to the 2012 S-4).
4.1
Indenture dated as of September 25, 2009 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, as supplemented by that Supplemental Indenture dated as of June 30, 2011 (incorporated by reference to Exhibit 10.1 to the 2012 S-4)

4.2
Indenture dated as of March 23, 2010 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, as supplemented by that Supplemental Indenture dated as of June 30, 2011 (incorporated by reference to Exhibit 10.2 to the 2012 S-4).

4.3	Indenture dated as of July 2, 2012 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the 2012 S-4).
4.4
Indenture dated as of March 18, 2013 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q as filed on May 9, 2013).

4.5
Indenture dated as of March 18, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-195586) as filed on April 30, 2014).

4.6
Indenture dated as of August 21, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-199254) as filed on October 10, 2014).

4.7
Form of Amended and Restated Credit Agreement, dated as of March 1, 2013, among QVC, Inc., as Borrower, J.P. Morgan Securities LLC, as Lead Arranger and Lead Bookrunner, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A., and BNP Paribas, as Syndication Agents, and the parties named therein as Lenders, Documentation Agents and Co-Lead Arrangers and Co-Bookrunners (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K (File No. 333-184501) as filed on March 7, 2013).

10.1	Forms of Indemnification Agreements between QVC, Inc. and executive officers (incorporated by reference to Exhibit 10.16 to the 2012 S-4).
21.1	Subsidiaries of the Registrant*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32.1	Section 1350 Certification**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*
* Filed herewith.
**Furnished herewith.

IV-4