Form 10-Q
period 2015-03-31
QVC INC
filed 2015-05-11
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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

QVC, Inc.
2015 QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(in millions)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$400	347
Restricted cash	12	12
Accounts receivable, less allowance for doubtful accounts of $88 at March 31, 2015 and $91 at December 31, 2014	836	1,196
Inventories	965	882
Deferred income taxes	212	210
Prepaid expenses	51	50
Total current assets	2,476	2,697
Property and equipment, net of accumulated depreciation of $878 at March 31, 2015 and $884 at December 31, 2014	972	1,026
Cable and satellite television distribution rights, net	452	461
Goodwill	5,033	5,091
Other intangible assets, net	3,085	3,143
Other noncurrent assets	63	58
Total assets	$12,081	12,476
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$8	9
Accounts payable-trade	554	629
Accrued liabilities	737	885
Total current liabilities	1,299	1,523
Long-term portion of debt and capital lease obligations	4,554	4,620
Deferred compensation	13	17
Deferred income taxes	1,069	1,121
Other long-term liabilities	153	149
Total liabilities	7,088	7,430
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	6,799	6,787
Accumulated deficit	(1,757)	(1,805)
Accumulated other comprehensive loss	(140)	(39)
Total QVC, Inc. stockholder's equity	4,902	4,943
Noncontrolling interest	91	103
Total equity	4,993	5,046
Total liabilities and equity	$12,081	12,476

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
(in millions)	2015	2014
Net revenue	$1,938	1,986
Cost of goods sold	1,221	1,256
Gross profit	717	730
Operating expenses:
Operating	168	178
Selling, general and administrative, including stock-based compensation	150	148
Depreciation	33	33
Amortization	120	111
	471	470
Operating income	246	260
Other (expense) income:
Equity in losses of investee	(1)	(1)
Interest expense, net	(59)	(62)
Foreign currency gain (loss)	10	(1)
	(50)	(64)
Income before income taxes	196	196
Income tax expense	(72)	(74)
Net income	124	122
Less net income attributable to the noncontrolling interest	(9)	(9)
Net income attributable to QVC, Inc. stockholder	$115	113

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
(in millions)	2015	2014
Net income	$124	122
Foreign currency translation adjustments	(102)	16
Total comprehensive income	22	138
Comprehensive income attributable to noncontrolling interest	(8)	(12)
Comprehensive income attributable to QVC, Inc. stockholder	$14	126

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
(in millions)	2015	2014
Operating activities:
Net income	$124	122
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of investee	1	1
Deferred income taxes	(27)	(57)
Foreign currency (gain) loss	(10)	1
Depreciation	33	33
Amortization	120	111
Noncash interest	2	2
Stock-based compensation	8	8
Change in other long-term liabilities	1	34
Effects of changes in working capital items	33	6
Net cash provided by operating activities	285	261
Investing activities:
Capital expenditures, net	(31)	(29)
Expenditures for cable and satellite television distribution rights, net	(44)	(8)
Changes in other noncurrent assets	(3)	(2)
Net cash used in investing activities	(78)	(39)
Financing activities:
Principal payments of debt and capital lease obligations	(412)	(1,188)
Principal borrowings of debt from senior secured credit facility	351	384
Proceeds from issuance of senior secured notes, net of original issue discount	—	999
Payment of debt origination fees	(3)	(12)
Other financing activities	(1)	7
Dividends paid to Liberty	(59)	(286)
Dividends paid to noncontrolling interest	(20)	(25)
Net cash used in financing activities	(144)	(121)
Effect of foreign exchange rate changes on cash and cash equivalents	(10)	—
Net increase in cash and cash equivalents	53	101
Cash and cash equivalents, beginning of period	347	457
Cash and cash equivalents, end of period	$400	558
Effects of changes in working capital items:
Decrease in accounts receivable	$350	256
Increase in inventories	(103)	(86)
Increase in prepaid expenses	(5)	(6)
(Decrease) increase in accounts payable-trade	(67)	49
Decrease in accrued liabilities and other	(142)	(207)
Effects of changes in working capital items	$33	6

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statement of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2014	1	$—	6,787	(1,805)	(39)	103	5,046
Net income	—	—	—	115	—	9	124
Foreign currency translation adjustments	—	—	—	—	(101)	(1)	(102)
Dividends paid to Liberty and noncontrolling interest and other	—	—	—	(66)	—	(20)	(86)
Impact of tax liability allocation and indemnification agreement with Liberty	—	—	—	(1)	—	—	(1)
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	(4)	—	—	—	(4)
Excess tax benefit resulting from stock-based compensation	—	—	8	—	—	—	8
Stock-based compensation	—	—	8	—	—	—	8
Balance, March 31, 2015	1	$—	6,799	(1,757)	(140)	91	4,993

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) Basis of Presentation
QVC, Inc. (unless otherwise indicated or required by the context, the terms "we," "our," "us," the "Company" and "QVC" refer to QVC, Inc. and its consolidated subsidiaries) is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications. In the United States, QVC's live programming is distributed via its nationally televised shopping program 24 hours per day, 364 days per year ("QVC-U.S."). Internationally, QVC's program services are based in Germany ("QVC-Germany"), Japan ("QVC-Japan"), the United Kingdom ("QVC-U.K.") and Italy ("QVC-Italy"). QVC-Germany distributes its program 24 hours per day with 17 hours of live programming, QVC-Japan distributes live programming 24 hours per day, and QVC-U.K. generally distributes its program 24 hours per day with 17 hours of live programming. However, as of March 9, 2015, QVC-U.K. has reduced its total live programming from 17 hours to 16 hours during the 1am to 2am hour on a trial basis. QVC-Italy distributes programming live for 17 hours per day on satellite and digital terrestrial television and an additional seven hours per day of recorded programming on satellite and seven hours per day of general interest programming on digital terrestrial television.
The Company's Japanese operations are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the three months ended March 31, 2015 and 2014, QVC-Japan paid dividends to Mitsui of $20 million and $25 million, respectively.
Additionally, the Company also has a joint venture with CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR''). The Company owns a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS operates a retail business in China through a shopping television channel with an associated website. Live programming is distributed for 17 hours per day and recorded programming for seven hours per day. This joint venture is accounted for as an equity method investment recorded as equity in losses of investee in the condensed consolidated statements of operations.
On April 16, 2014, QVC announced plans to expand its global presence into France. Similar to its other markets, QVC plans to offer a highly immersive digital shopping experience, with strong integration across e-commerce, TV, mobile and social platforms, with the launch expected in the summer of 2015.
We are an indirect wholly owned subsidiary of Liberty Interactive Corporation ("Liberty"), which owns interests in a broad range of digital commerce businesses. On August 9, 2012, Liberty completed the recapitalization of its common stock into shares of the corresponding series of two new tracking stocks, Liberty Interactive (Nasdaq: LINTA, LINTB), which we were a part of, and Liberty Ventures (Nasdaq: LVNTA, LVNTB). On October 3, 2014, we declared and paid a dividend in cash to Liberty in the amount of $1 billion with funds drawn from the Company's credit facility. Additionally, Liberty reattributed from the Interactive Group to the Ventures Group $970 million in cash and certain of its digital commerce companies, including Backcountry.com, Inc., Bodybuilding.com, LLC, CommerceHub, Provide Commerce, Inc., Evite, Inc. and LMC Right Start, Inc. As a result of these transactions, the Interactive Group is now referred to as the QVC Group, which tracks our Company and Liberty's 38% equity interest in HSN, Inc. ("HSN"), one of our two closest televised shopping competitors, along with cash and certain liabilities. The Liberty Interactive tracking stock trading symbol LINTA was changed to "QVCA" and the "LINTB" trading symbol was changed to "QVCB," effective October 7, 2014.
The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The accompanying (a) condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in QVC's Annual Report on Form 10-K for the year ended December 31, 2014.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates include, but are not limited to, sales returns, uncollectible receivables, inventory obsolescence, depreciable lives of fixed assets, internally-developed software, valuation of acquired intangible assets and goodwill, income taxes and stock‑based compensation.
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 but a proposal has been issued to extend the effective date to those fiscal years beginning after December 31, 2017. Early application is not permitted. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability. This ASU intends to simplify the presentation of debt issuance costs. This standard will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable International Financial Reporting Standards. The new standard is effective for the Company on January 1, 2016. The standard requires the use of the retrospective transition method. The Company has determined there is no significant effect of the standard on its ongoing financial reporting.
(2) Cable and Satellite Television Distribution Rights, Net
Cable and satellite television distribution rights consisted of the following:

(in millions)	March 31, 2015	December 31, 2014
Cable and satellite television distribution rights	$2,245	2,308
Less accumulated amortization	(1,793)	(1,847)
Cable and satellite television distribution rights, net	$452	461
The Company recorded amortization expense of $47 million for both the three months ended March 31, 2015 and 2014 related to cable and satellite television distribution rights.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

As of March 31, 2015, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2015	$131
2016	171
2017	116
2018	12
2019	9
The decrease in future amortization expense in 2018 is primarily due to the end of affiliation agreement terms for contracts in place at the time of Liberty's acquisition of QVC in 2003.
(3) Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2015 were as follows:

(in millions)	QVC-U.S.	QVC-Germany	QVC-Japan	QVC-U.K.	QVC-Italy	Total
Balance as of December 31, 2014	$4,190	308	253	203	137	5,091
Exchange rate fluctuations	—	(33)	(1)	(9)	(15)	(58)
Balance as of March 31, 2015	$4,190	275	252	194	122	5,033
(4) Other Intangible Assets, Net
Other intangible assets consisted of the following:

	March 31, 2015			December 31, 2014
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$555	(368)	187	568	(369)	199
Affiliate and customer relationships	2,408	(1,986)	422	2,428	(1,958)	470
Debt origination fees	60	(12)	48	60	(14)	46
Trademarks (indefinite life)	2,428	—	2,428	2,428	—	2,428
	$5,451	(2,366)	3,085	5,484	(2,341)	3,143
The Company recorded amortization expense of $73 million and $64 million for the three months ended March 31, 2015 and 2014, respectively, related to other intangible assets.
As of March 31, 2015, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2015	$204
2016	252
2017	160
2018	14
2019	9
The decrease in future amortization expense in 2018 is primarily due to the end of the useful lives of the affiliate and customer relationships in place at the time of Liberty's acquisition of QVC in 2003.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(5) Accrued Liabilities
Accrued liabilities consisted of the following:

(in millions)	March 31, 2015	December 31, 2014
Accounts payable non-trade	$167	200
Income taxes	123	137
Accrued compensation and benefits	96	110
Deferred revenue	90	85
Allowance for sales returns	73	109
Accrued interest	66	79
Sales and other taxes	45	83
Other	77	82
	$737	885
(6) Long-Term Debt
Long-term debt consisted of the following:

(in millions)	March 31, 2015	December 31, 2014
3.125% Senior Secured Notes due 2019, net of original issue discount	$399	399
7.375% Senior Secured Notes due 2020	500	500
5.125% Senior Secured Notes due 2022	500	500
4.375% Senior Secured Notes due 2023, net of original issue discount	750	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	600
4.45% Senior Secured Notes due 2025, net of original issue discount	599	599
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
Senior secured credit facility	450	508
Capital lease obligations	65	74
Total debt	4,562	4,629
Less current portion	(8)	(9)
Long-term portion of debt and capital lease obligations	$4,554	4,620
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and certain of its subsidiaries and have equal priority to the senior secured credit facility. The interest on all of QVC's senior secured notes is payable semi-annually.
Senior Secured Credit Facility
On March 9, 2015, QVC amended and restated its senior secured credit facility (the "Second Amended and Restated Credit Agreement"), which is a multi-currency facility that provides for a $2.25 billion revolving credit facility with a $250 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. QVC may elect that the loans extended under the senior secured credit facility bear interest at a rate per annum equal to the ABR Rate or LIBOR, as each is defined in the senior secured credit facility agreement, plus a margin of 0.25% to 1.75% depending on various factors. Each loan may be prepaid in whole or in part without penalty at any time other than customary breakage costs. Any amounts prepaid on the revolving credit facility may be reborrowed. Payment of loans may be accelerated following certain customary events of default. The senior secured credit facility is secured by the capital stock of QVC.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The purpose of the amendment was to, among other things, extend the maturity of our senior secured credit facility to March 9, 2020 and lower the interest rate on borrowings.
QVC had $1.8 billion available under the terms of the senior secured credit facility at March 31, 2015. The interest rate on the senior secured credit facility was 1.6% at March 31, 2015.
The Second Amended and Restated Credit Agreement contains certain affirmative and negative covenants, including certain restrictions on the Company and each of its restricted subsidiaries (subject to certain exceptions) with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; dissolving, consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; restricting subsidiary distributions; and limiting the Company’s consolidated leverage ratio.
Other Debt Related Information
QVC was in compliance with all of its debt covenants at March 31, 2015.
During the quarter, there were no significant changes to QVC's debt credit ratings.
The weighted average rate applicable to all of the outstanding debt (excluding capital leases) was 4.7% as of March 31, 2015.
(7) Leases and Transponder Service Arrangements
Future minimum payments under noncancelable operating leases and capital transponder leases with initial terms of one year or more at March 31, 2015 consisted of the following:

(in millions)	Capital transponders	Operating leases
Remainder of 2015	$7	14
2016	9	18
2017	10	17
2018	11	15
2019	10	13
Thereafter	23	94
Total	$70	171
The Company has entered into twelve separate agreements with transponder suppliers to transmit its signals in the U.S., Germany and the U.K. at an aggregate monthly cost of $1 million. Depreciation expense related to the transponders was $3 million for both the three months ended March 31, 2015 and 2014. Total future minimum capital lease payments of $70 million include $5 million of imputed interest. The transponder service agreements for our U.S. transponders expire between 2019 and 2023. The transponder service agreements for our international transponders expire between 2015 and 2024.
Expenses for operating leases, principally for data processing equipment and facilities and for satellite uplink service agreements, amounted to $6 million and $7 million for the three months ended March 31, 2015 and 2014, respectively.

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
For the three months ended March 31, 2015, the Company recorded a tax provision of $72 million, which represented an effective tax rate of 36.7%. For the three months ended March 31, 2014, the Company recorded a tax provision of $74 million, which represented an effective tax rate of 37.8%. These rates differ from the U.S. federal income tax rate of 35.0% due primarily to state tax expense.
QVC is party to ongoing discussions with the Internal Revenue Service under the Compliance Assurance Process audit program. The Company files Federal tax returns on a consolidated basis with its parent company, Liberty. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of March 31, 2015, the Company, or one of its subsidiaries, was under examination in California, Minnesota, New York, Pennsylvania, and Virginia as well as in Germany, the U.K, and Italy.
The amounts of the tax-related balances due to Liberty at March 31, 2015 and December 31, 2014 were $63 million and $55 million, respectively, and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.
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
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at March 31, 2015 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$325	325	—	—
Long-term liabilities:
Debt (note 6)	4,601	—	4,601	—

		Fair value measurements at December 31, 2014 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$245	245	—	—
Long-term liabilities:
Debt (note 6)	4,626	—	4,626	—
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
The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as net revenue, Adjusted OIBDA, gross margin, average sales price per unit, number of units shipped and revenue or sales per subscriber equivalent. The Company defines Adjusted OIBDA as revenue less cost of goods sold, operating expenses, and selling, general and administrative expenses (excluding stock-based compensation). The Company believes this measure is an important indicator of the operational strength and performance of its segments, including the ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking among our businesses and identify strategies to improve performance. This measure of performance excludes depreciation, amortization and stock-based compensation, that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Performance measures

	Three months ended March 31,
	2015		2014
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QVC-U.S.	$1,342	306	1,305	301
QVC-Germany	212	39	250	39
QVC-Japan	199	39	234	47
QVC-U.K.	156	28	165	27
QVC-Italy	29	(2)	32	(2)
QVC-France	—	(3)	—	—
Consolidated QVC	$1,938	407	1,986	412
Net revenue amounts by product category are not available from our general purpose financial statements.
Other information

	Three months ended March 31,
	2015		2014
(in millions)	Depreciation	Amortization	Depreciation	Amortization
QVC-U.S.	$16	106	13	94
QVC-Germany	7	8	8	11
QVC-Japan	5	2	5	2
QVC-U.K.	3	3	4	3
QVC-Italy	2	1	3	1
Consolidated QVC	$33	120	33	111

	March 31, 2015		December 31, 2014
(in millions)	Total assets	Capital expenditures, net	Total assets	Capital expenditures, net
QVC-U.S.	$9,982	23	10,133	141
QVC-Germany	811	2	915	10
QVC-Japan	589	—	644	2
QVC-U.K.	477	1	537	16
QVC-Italy	214	1	245	12
QVC-France	8	4	2	1
Consolidated QVC	$12,081	31	12,476	182

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Long-lived assets, net of accumulated depreciation, by geographic area were as follows:

(in millions)	March 31, 2015	December 31, 2014
QVC-U.S.	$455	463
QVC-Germany	181	209
QVC-Japan	171	176
QVC-U.K.	111	120
QVC-Italy	50	57
QVC-France	4	1
Consolidated QVC	$972	1,026
The following table provides a reconciliation of Adjusted OIBDA to income before income taxes:

	Three months ended March 31,
(in millions)	2015	2014
Adjusted OIBDA	$407	412
Stock-based compensation	(8)	(8)
Depreciation and amortization	(153)	(144)
Equity in losses of investee	(1)	(1)
Interest expense, net	(59)	(62)
Foreign currency gain (loss)	10	(1)
Income before income taxes	$196	196
(12) Other Comprehensive Income (Loss)
The change in the component of accumulated other comprehensive income (loss), net of taxes ("AOCI"), is summarized as follows:

(in millions)	Foreign currency translation adjustments	AOCI
Balance at January 1, 2015	$(39)	(39)
Other comprehensive loss attributable to QVC, Inc. stockholder	(101)	(101)
Balance at March 31, 2015	(140)	(140)

Balance at January 1, 2014	$139	139
Other comprehensive income attributable to QVC, Inc. stockholder	13	13
Balance at March 31, 2014	152	152

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The component of other comprehensive income is reflected in QVC's condensed consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive income:

(in millions)	Before-tax amount	Tax benefit (expense)	Net-of-tax amount
Three months ended March 31, 2015:
Foreign currency translation adjustments	$(128)	26	(102)
Other comprehensive loss	(128)	26	(102)

Three months ended March 31, 2014:
Foreign currency translation adjustments	$19	(3)	16
Other comprehensive income	19	(3)	16
(13) Subsequent Event
On April 15, 2015, QVC completed the redemption of $500 million principal amount of its 7.375% Senior Secured Notes due 2020, whereby holders received consideration of $1,036.88 for each $1,000 of principal tendered. As a result of the redemption, the Company will record an extinguishment loss of approximately $21 million during the three months ending June 30, 2015.
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
These condensed consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the Company's condensed consolidated financial statements. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, such as management fees, royalty revenue and expense, interest income and expense and gains on intercompany asset transfers. In the fourth quarter of 2014 the Company revised the presentation of intercompany management expense (income) and prior period amounts have been reclassified to conform with the current period presentation. Goodwill and other intangible assets have been allocated to the subsidiaries based on management’s estimates. Certain costs have been partially allocated to all of the subsidiaries of the Company.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Balance Sheets

March 31, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$51	219	130	—	400
Restricted cash	10	—	2	—	12
Accounts receivable, net	605	—	231	—	836
Inventories	734	—	231	—	965
Deferred income taxes	195	—	17	—	212
Prepaid expenses	26	—	25	—	51
Total current assets	1,621	219	636	—	2,476
Property and equipment, net	268	66	638	—	972
Cable and satellite television distribution rights, net	—	392	60	—	452
Goodwill	4,184	—	849	—	5,033
Other intangible assets, net	981	2,051	53	—	3,085
Other noncurrent assets	7	—	56	—	63
Investments in subsidiaries	4,531	1,245	—	(5,776)	—
Total assets	$11,592	3,973	2,292	(5,776)	12,081
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$2	—	6	—	8
Accounts payable-trade	313	—	241	—	554
Accrued liabilities	200	156	381	—	737
Intercompany accounts payable (receivable)	1,321	(777)	(544)	—	—
Total current liabilities	1,836	(621)	84	—	1,299
Long-term portion of debt and capital lease obligations	4,506	—	48	—	4,554
Deferred compensation	13	—	—	—	13
Deferred income taxes	234	864	(29)	—	1,069
Other long-term liabilities	101	—	52	—	153
Total liabilities	6,690	243	155	—	7,088
Equity:
QVC, Inc. stockholder's equity	4,902	3,730	2,046	(5,776)	4,902
Noncontrolling interest	—	—	91	—	91
Total equity	4,902	3,730	2,137	(5,776)	4,993
Total liabilities and equity	$11,592	3,973	2,292	(5,776)	12,081

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Three months ended March 31, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,380	202	657	(301)	1,938
Cost of goods sold	859	25	386	(49)	1,221
Gross profit	521	177	271	(252)	717
Operating expenses:
Operating	101	57	89	(79)	168
Selling, general and administrative, including stock-based compensation	242	—	81	(173)	150
Depreciation	10	3	20	—	33
Amortization	59	40	21	—	120
	412	100	211	(252)	471
Operating income	109	77	60	—	246
Other (expense) income:
Equity in losses of investee	—	—	(1)	—	(1)
Interest expense, net	(58)	—	(1)	—	(59)
Foreign currency gain (loss)	12	—	(2)	—	10
Intercompany interest (expense) income	(6)	11	(5)	—	—
	(52)	11	(9)	—	(50)
Income before income taxes	57	88	51	—	196
Income tax expense	(26)	(25)	(21)	—	(72)
Equity in earnings of subsidiaries, net of tax	93	9	—	(102)	—
Net income	124	72	30	(102)	124
Less net income attributable to the noncontrolling interest	(9)	—	(9)	9	(9)
Net income attributable to QVC, Inc. stockholder	$115	72	21	(93)	115

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Three months ended March 31, 2014
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,343	191	732	(280)	1,986
Cost of goods sold	842	24	447	(57)	1,256
Gross profit	501	167	285	(223)	730
Operating expenses:
Operating	79	56	101	(58)	178
Selling, general and administrative, including stock-based compensation	223	1	89	(165)	148
Depreciation	9	1	23	—	33
Amortization	52	39	20	—	111
	363	97	233	(223)	470
Operating income	138	70	52	—	260
Other (expense) income:
Equity in losses of investee	—	—	(1)	—	(1)
Interest expense, net	(53)	—	(9)	—	(62)
Foreign currency (loss) gain	(2)	—	1	—	(1)
Intercompany interest (expense) income	(5)	13	(8)	—	—
	(60)	13	(17)	—	(64)
Income before income taxes	78	83	35	—	196
Income tax benefit (expense)	20	(24)	(70)	—	(74)
Equity in earnings (losses) of subsidiaries, net of tax	24	(48)	—	24	—
Net income (loss)	122	11	(35)	24	122
Less net income attributable to the noncontrolling interest	(9)	—	(9)	9	(9)
Net income (loss) attributable to QVC, Inc. stockholder	$113	11	(44)	33	113

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

Three months ended March 31, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$124	72	30	(102)	124
Foreign currency translation adjustments	(102)	—	(102)	102	(102)
Total comprehensive income (loss)	22	72	(72)	—	22
Comprehensive income attributable to noncontrolling interest	(8)	—	(8)	8	(8)
Comprehensive income (loss) attributable to QVC, Inc. stockholder	$14	72	(80)	8	14
Condensed Consolidating Statements of Comprehensive Income

Three months ended March 31, 2014
(in millions)	Subsidiary issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income (loss)	$122	11	(35)	24	122
Foreign currency translation adjustments	16	—	16	(16)	16
Total comprehensive income (loss)	138	11	(19)	8	138
Comprehensive income attributable to noncontrolling interest	(12)	—	(12)	12	(12)
Comprehensive income (loss) attributable to QVC, Inc. stockholder	$126	11	(31)	20	126

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Cash Flows

Three months ended March 31, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$118	106	61	—	285
Investing activities:
Capital expenditures, net	(21)	(1)	(9)	—	(31)
Expenditures for cable and satellite television distribution rights, net	—	(44)	—	—	(44)
Changes in other noncurrent assets	(4)	—	1	—	(3)
Intercompany investing activities	243	150	—	(393)	—
Net cash provided by (used in) investing activities	218	105	(8)	(393)	(78)
Financing activities:
Principal payments of debt and capital lease obligations	(410)	—	(2)	—	(412)
Principal borrowings of debt from senior secured credit facility	351	—	—	—	351
Payment of debt origination fees	(3)	—	—	—	(3)
Other financing activities	(1)	—	—	—	(1)
Dividends paid to Liberty	(59)	—	—	—	(59)
Dividends paid to noncontrolling interest	—	—	(20)	—	(20)
Net short-term intercompany debt (repayments) borrowings	(63)	144	(81)	—	—
Other intercompany financing activities	(102)	(259)	(32)	393	—
Net cash used in financing activities	(287)	(115)	(135)	393	(144)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(10)	—	(10)
Net increase (decrease) in cash and cash equivalents	49	96	(92)	—	53
Cash and cash equivalents, beginning of period	2	123	222	—	347
Cash and cash equivalents, end of period	$51	219	130	—	400

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Cash Flows

Three months ended March 31, 2014
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$107	98	56	—	261
Investing activities:
Capital expenditures, net	(12)	—	(17)	—	(29)
Expenditures for cable and satellite television distribution rights, net	—	(8)	—	—	(8)
Changes in other noncurrent assets	(2)	—	—	—	(2)
Intercompany investing activities	65	54	—	(119)	—
Net cash provided by (used in) investing activities	51	46	(17)	(119)	(39)
Financing activities:
Principal payments of debt and capital lease obligations	(1,186)	—	(2)	—	(1,188)
Principal borrowings of debt from senior secured credit facility	384	—	—	—	384
Proceeds from issuance of senior secured notes, net of original issue discount	999	—	—	—	999
Payment of debt origination fees	(12)	—	—	—	(12)
Other financing activities	7	—	—	—	7
Dividends paid to Liberty	(286)	—	—	—	(286)
Dividends paid to noncontrolling interest	—	—	(25)	—	(25)
Net short-term intercompany debt (repayments) borrowings	(84)	73	11	—	—
Other intercompany financing activities	(11)	(132)	24	119	—
Net cash (used in) provided by financing activities	(189)	(59)	8	119	(121)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	—	—	—
Net (decrease) increase in cash and cash equivalents	(31)	85	47	—	101
Cash and cash equivalents, beginning of period	78	133	246	—	457
Cash and cash equivalents, end of period	$47	218	293	—	558

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

•	rapid technological changes;

•	failure to protect the security of personal information, subjecting us to potentially costly government enforcement actions and/or private litigation and reputational damage;

•	the regulatory and competitive environment of the industries in which we operate;

•	threatened terrorist attacks, political unrest in international markets and ongoing military action around the world;

•	fluctuation in foreign currency exchange rates; and

•	Liberty Interactive Corporation's ("Liberty") dependence on our cash flow for servicing its debt and for other purposes.

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2014.
Overview
QVC, Inc. (unless otherwise indicated or required by the context, the terms "we," "our," "us," the "Company" and "QVC" refer to QVC, Inc. and its consolidated subsidiaries) is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications. In the United States, QVC's live programming is distributed via its nationally televised shopping program 24 hours per day, 364 days per year ("QVC-U.S."). Internationally, QVC's program services are based in Germany ("QVC-Germany"), Japan ("QVC-Japan"), the United Kingdom ("QVC-U.K.") and Italy ("QVC-Italy"). QVC-Germany distributes its program 24 hours per day with 17 hours of live programming, QVC-Japan distributes live programming 24 hours per day, and QVC-U.K. distributes its program 24 hours per day with 17 hours of live programming. However, as of March 9, 2015, QVC-U.K. has reduced its total live programming from 17 hours to 16 hours during the 1am to 2am hour on a trial basis. QVC-Italy distributes programming live for 17 hours per day on satellite and digital terrestrial television and an additional seven hours per day of recorded programming on satellite and seven hours per day of general interest programming on digital terrestrial television.
The Company's Japanese operations are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the three months ended March 31, 2015 and 2014, QVC-Japan paid dividends to Mitsui of $20 million and $25 million, respectively.
Additionally, the Company also has a joint venture with CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR''). The Company owns a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS operates a retail business in China through a shopping television channel with an associated website. Live programming is distributed for 17 hours per day and recorded programming for seven hours per day. This joint venture is accounted for as an equity method investment recorded as equity in losses of investee in the condensed consolidated statements of operations.
On April 16, 2014, QVC announced plans to expand its global presence into France. Similar to its other markets, QVC plans to offer a highly immersive digital shopping experience, with strong integration across e-commerce, TV, mobile and social platforms, with the launch expected in the summer of 2015.
We are an indirect wholly owned subsidiary of Liberty, which owns interests in a broad range of digital commerce businesses. On August 9, 2012, Liberty completed the recapitalization of its common stock into shares of the corresponding series of two new tracking stocks, Liberty Interactive (Nasdaq: LINTA, LINTB), which we were a part of, and Liberty Ventures (Nasdaq: LVNTA, LVNTB). On October 3, 2014, we declared and paid a dividend in cash to Liberty in the amount of $1 billion with funds drawn from the Company's credit facility. Additionally, Liberty reattributed from the Interactive Group to the Ventures Group $970 million in cash and certain of its digital commerce companies, including Backcountry.com, Inc., Bodybuilding.com, LLC, CommerceHub, Provide Commerce, Inc., Evite, Inc. and LMC Right Start, Inc. As a result of these transactions, the Interactive Group is now referred to as the QVC Group, which tracks our Company and Liberty's 38% equity interest in HSN, Inc. ("HSN"), one of our two closest televised shopping competitors, along with cash and certain liabilities. The Liberty Interactive tracking stock trading symbol LINTA was changed to "QVCA" and the "LINTB" trading symbol was changed to "QVCB," effective October 7, 2014.

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

Results of Operations
QVC's operating results were as follows:

	Three months ended March 31,
(in millions)	2015	2014
Net revenue	$1,938	1,986
Costs of goods sold	1,221	1,256
Gross profit	717	730
Operating expenses:
Operating	168	178
Selling, general and administrative, excluding stock-based compensation	142	140
Adjusted OIBDA	407	412
Stock-based compensation	8	8
Depreciation	33	33
Amortization	120	111
Operating income	246	260
Other (expense) income:
Equity in losses of investee	(1)	(1)
Interest expense, net	(59)	(62)
Foreign currency gain (loss)	10	(1)
	(50)	(64)
Income before income taxes	196	196
Income tax expense	(72)	(74)
Net income	124	122
Less net income attributable to the noncontrolling interest	(9)	(9)
Net income attributable to QVC, Inc. stockholder	$115	113
Net revenue
Net revenue was generated in the following geographical areas:

	Three months ended March 31,
(in millions)	2015	2014
QVC-U.S.	$1,342	1,305
QVC-Germany	212	250
QVC-Japan	199	234
QVC-U.K.	156	165
QVC-Italy	29	32
Consolidated QVC	$1,938	1,986

QVC's consolidated net revenue decreased 2.4% for the three months ended March 31, 2015 as compared to the corresponding period in the prior year. The decrease in net revenue of $48 million was primarily comprised of $97 million in unfavorable foreign currency rates in all countries, an increase in estimated product returns of $26 million primarily in the U.S. and Germany and a decrease in shipping and handling revenue of $9 million. These amounts were partially offset by $66 million due to a 2.9% increase in units sold and $22 million due to a 0.9% increase in the consolidated average selling price per unit ("ASP"). The increase in estimated product returns in the U.S. and Germany was primarily due to the sales increases including a shift in the product mix to apparel which typically returns at a higher rate and changes in prior period estimates based on actual experience. Germany also experienced higher return rates in the apparel category due to the introduction of new brands. As expected, shipping and handling revenue decreased in the U.S. as a result of the Company's new shipping and handling pricing which became effective February 2, 2015 that provides for changes in standard shipping rates and a change in QVC’s shipping and handling refund policy.
During the three months ended March 31, 2015 and 2014, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar continues to strengthen against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
The percentage increase (decrease) in net revenue for each of QVC's geographic areas in U.S. Dollars and in local currency was as follows:

	Three months ended March 31, 2015
	U.S. Dollars	Local currency
QVC-U.S.	2.8%	2.8%
QVC-Germany	(15.2)%	3.1%
QVC-Japan	(15.0)%	(1.7)%
QVC-U.K.	(5.5)%	3.6%
QVC-Italy	(9.4)%	9.1%
QVC-U.S. net revenue growth was primarily due to a 3.1% increase in units shipped and a 1.4% increase in ASP, offset by the increase in estimated product returns and lower shipping and handling revenue as discussed in the above paragraph. QVC-U.S. experienced shipped sales growth in all categories except electronics. QVC-Germany's shipped sales in local currency increased primarily in home, apparel and accessories partially offset by a decline in electronics and the increase in estimated product returns as discussed in the above paragraph. QVC-Japan's shipped sales in local currency declined in apparel, accessories and jewelry, offset to a lesser extent by increases in electronics, home and beauty. The declines in QVC-Japan's shipped sales in local currency were primarily due to the impact of the local consumption tax increase that became effective April 1, 2014. QVC-U.K.'s shipped sales growth in local currency increased primarily in beauty and jewelry partially offset by a decline in electronics. QVC-Italy's shipped sales growth in local currency increased primarily in the beauty and apparel categories.
Gross profit
QVC's gross profit percentage was 37.0% and 36.8% for the three months ended March 31, 2015 and 2014, respectively. The increase in gross profit percentage was primarily due to improved product margins in the U.S., Germany and the UK.
Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expenses and production costs. Operating expenses decreased $10 million or 5.6% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.
For the three months ended March 31, 2015, operating expenses decreased due to foreign currency exchange rate impacts of $11 million and a $1 million decrease in programming and production costs, partially offset by a $2 million increase in credit card processing fees. The decrease in programming and production costs was primarily due to fewer promotional events compared to the prior year. The increase in credit card processing fees was primarily due to the U.S. sales increase.

Selling, general and administrative expenses (excluding stock-based compensation)
QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses increased $2 million, and as a percent of net revenue, from 7.0% to 7.3% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 as a result of a variety of factors.
The increase was primarily due to $15 million in personnel costs for severance, merit and benefits primarily in the U.S., and staffing for the France start-up. Additionally, there was a $1 million increase in outside consultancy services and a $1 million increase in software expense. These amounts were partially offset by the impact of foreign currency exchange rates of $10 million and a $5 million increase in credit card income due to favorable economics of the Q Card portfolio in the U.S.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC recorded $8 million of stock-based compensation expense for both the three months ended March 31, 2015 and 2014.
Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended March 31,
(in millions)	2015	2014
Affiliate agreements	$37	38
Customer relationships	43	43
Acquisition related amortization	80	81
Property and equipment	33	33
Software amortization	29	21
Channel placement amortization and related expenses	11	9
Total depreciation and amortization	$153	144
The increases in software amortization in 2015 was primarily due to solutions to enhance customer service and productivity in the U.S., Germany and Italy.
Equity in losses of investee
The losses were associated with our joint venture in China that is accounted for as an equity method investment.
Interest expense, net
For the three months ended March 31, 2015, consolidated net interest expense decreased $3 million or 4.8% as compared to the corresponding period in the prior year.
Foreign currency gain (loss)
The foreign currency gain for the three months ended March 31, 2015 was driven by a large U.K. royalty prepayment to the U.S. in December 2014 which was denominated in the local currency of the U.K. Additionally, certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. The change in foreign currency gain (loss) was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.
Income taxes
Our effective tax rate was 36.7%, and 37.8% for the three months ended March 31, 2015 and 2014, respectively. These rates differ from the U.S. federal income tax rate of 35.0% primarily due to state tax expense. We do not expect our effective tax rates to differ significantly in future periods.

Adjusted Operating Income before Depreciation and Amortization (Adjusted OIBDA)
QVC defines Adjusted OIBDA as net revenue less cost of goods sold, operating expenses and selling, general and administrative expenses (excluding stock-based compensation). QVC's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate the businesses and make decisions about allocating resources among the businesses. QVC believes that this is an important indicator of the operational strength and performance of the businesses, including the ability to service debt and fund capital expenditures. In addition, this measure allows QVC to view operating results, perform analytical comparisons and perform benchmarking among its businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation, amortization and stock-based compensation that are included in the measurement of operating income pursuant to U.S. generally accepted accounting principles ("GAAP"). Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.
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
As of March 31, 2015, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and certain of its subsidiaries and have equal priority to the senior secured credit facility. The interest on all of QVC's senior secured notes is payable semi-annually.
Senior Secured Credit Facility
On March 9, 2015, QVC amended and restated its senior secured credit facility (the "Second Amended and Restated Credit Agreement"), which is a multi-currency facility that provides for a $2.25 billion revolving credit facility with a $250 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. QVC may elect that the loans extended under the senior secured credit facility bear interest at a rate per annum equal to the ABR Rate or LIBOR, as each is defined in the senior secured credit facility agreement, plus a margin of 0.25% to 1.75% depending on various factors. Each loan may be prepaid in whole or in part without penalty at any time other than customary breakage costs. Any amounts prepaid on the revolving credit facility may be reborrowed. Payment of loans may be accelerated following certain customary events of default. The senior secured credit facility is secured by the capital stock of QVC.
The purpose of the amendment was to, among other things, extend the maturity of our senior secured credit facility to March 9, 2020 and lower the interest rate on borrowings.

QVC had $1.8 billion available under the terms of the senior secured credit facility at March 31, 2015. The interest rate on the senior secured credit facility was 1.6% at March 31, 2015.
The Second Amended and Restated Credit Agreement contains certain affirmative and negative covenants, including certain restrictions on the Company and each of its restricted subsidiaries (subject to certain exceptions) with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; dissolving, consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; restricting subsidiary distributions; and limiting the Company’s consolidated leverage ratio.
Other Debt Related Information
QVC was in compliance with all of its debt covenants at March 31, 2015.
During the quarter, there were no significant changes to QVC's debt credit ratings.
There are no restrictions under the debt agreements on QVC's ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or credit facility, and QVC's consolidated leverage ratio would be no greater than 3.5 to 1.0. As a result, Liberty will, in many instances, be permitted to rely on QVC's cash flow for servicing Liberty's debt and for other purposes, including repurchases of Liberty's common stock, or to fund acquisitions or other operational requirements of Liberty and its subsidiaries. These events may deplete QVC's equity or require QVC to borrow under the senior secured credit facility, increasing QVC's leverage and decreasing liquidity. QVC has made significant distributions to Liberty in the past.
Additional Cash Flow Information
During the three months ended March 31, 2015, QVC's primary uses of cash were $412 million of principal payments on debt and capital lease obligations, $59 million of dividends to Liberty, $75 million of capital and cable and satellite television distribution rights expenditures and $20 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $351 million of principal borrowings from the senior secured credit facility and $285 million of cash provided by operating activities. As of March 31, 2015, QVC's cash and cash equivalents balance (excluding restricted cash) was $400 million.
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
The change in cash provided by operating activities for the three months ended March 31, 2015 compared to the previous period was primarily due to variances in accounts receivable, accrued liabilities and accounts payable balances. The variance in accounts receivable is primarily due to the change in Easy Pay receivable balances. The variance in accrued liabilities and accounts payable is primarily due to timing of payments to vendors.
As of March 31, 2015, $115 million of the $400 million in cash and cash equivalents was held by foreign subsidiaries. Cash in foreign subsidiaries is generally accessible, but certain tax consequences may reduce the net amount of cash we are able to utilize for U.S. purposes. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately one-half of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.

Other
Capital expenditures spending in 2015 is expected to be between $195 to $205 million, including $31 million already expended.
Refer to the chart under the "Off-balance Sheet Arrangements and Aggregate Contractual Obligations" section below for additional information concerning the amount and timing of expected future payments under QVC's contractual obligations at March 31, 2015.
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
Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations at March 31, 2015 is summarized below:

	Payments due by period
(in millions)	Remainder of 2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt (1)	$—	—	—	—	400	4,100	4,500
Interest payments (2)	149	215	215	215	209	1,225	2,228
Capital lease obligations (including imputed interest)	7	9	10	11	10	23	70
Operating lease obligations	14	18	17	15	13	94	171
(1) Amounts exclude capital lease obligations and the issue discounts on the 3.125%, 4.375%, 4.85%, 4.45%, 5.45% and 5.95% Senior Secured Notes.
(2) Amounts (i) are based on the terms of QVC's senior secured credit facility and senior secured notes, (ii) assumes the interest rates on the floating rate debt remain constant at the rates in effect as of March 31, 2015, (iii) assumes that our existing debt is repaid at maturity and (iv) excludes capital lease obligations.
Our purchase obligations did not materially change as of March 31, 2015.
Recent Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 but a proposal has been issued to extend the effective date to those fiscal years beginning after December 31, 2017. Early application is not permitted. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability. This ASU intends to simplify the presentation of debt issuance costs. This standard will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable International Financial Reporting Standards. The new standard is effective for the Company on January 1, 2016. The standard requires the use of the retrospective transition method. The Company has determined there is no significant effect of the standard on its ongoing financial reporting.

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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at March 31, 2015:

(in millions, except percentages)	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	—	—	—	400	3,650	4,050	4,151
Weighted average interest rate on fixed rate debt	—%	—%	—%	—%	3.1%	5.2%	5.0%	N/A
Variable rate debt	$—	—	—	—	—	450	450	450
Average interest rate on variable rate debt	—%	—%	—%	—%	—%	1.6%	1.6%	N/A
(1) Amounts exclude capital lease obligations and the issue discounts on the 3.125%, 4.375%, 4.85%, 4.45%, 5.45% and 5.95% Senior Secured Notes.
N/A - Not applicable.
Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three months ended March 31, 2015 would have been impacted by approximately $1 million for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The credit facility provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of March 31, 2015, no borrowings in foreign currencies were outstanding.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2015 because of the material weakness in our internal control over financial reporting as discussed in more detail in our Form 10-K for the year ended December 31, 2014 under Part II, Item 9A. Management has begun implementation of the remediation plan described in our 10-K for the year ended December 31, 2014 and updated below to address this material weakness and is monitoring that implementation.
Changes in Internal Control over Financial Reporting
During the first quarter of 2015, we have reviewed the design of our controls, made adjustments and are in the process of implementing manual controls to initially alleviate the control deficiencies. In addition, we are working on implementing a new suite of products to automate and better control user access. Other than these items, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Remediation Plan for Material Weakness in Internal Control over Financial Reporting
In response to the material weakness identified in Management’s Report on Internal Control over Financial Reporting as set forth in Part II, Item 9A in our Form 10-K for the year ended December 31, 2014, the Company has developed a plan with oversight from the Audit Committee of the Board of Directors of Liberty to remediate the material weakness. The remediation efforts expected to be implemented include the following:

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
Throughout the process, the Company has been closely monitoring the implementation of these initiatives and has been making necessary changes to the overall design to ensure operational effectiveness. As described above, we are currently in the process of implementing a new suite of products to automate and better control user access and testing manual controls we have put into place. These initiatives are critical to the successful execution of management's remediation initiatives. Under the direction of the Audit Committee of the Board of Directors of Liberty, the Company’s management will continue to review and make necessary changes to the overall design of the Company's internal control environment to improve the overall effectiveness of internal control over financial reporting.
Once fully implemented, the Company believes the foregoing efforts will effectively remediate the material weakness. Because the reliability of the internal control process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to concluding that the controls are effective and there is no assurance that additional remediation steps will not be necessary.
Although no assurance can be given as to when the remediation plan will be completed, the Company believes the remediation efforts will be completed during the third quarter of 2015 and will test and re-evaluate the effectiveness of the Company's information technology general controls thereafter.

PART II

Item 6. Exhibits
(a) Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1
Second Amended and Restated Credit Agreement, dated as of March 9, 2015, among QVC, Inc., as Borrower, J.P. Morgan Securities LLC, as Lead Arranger and Lead Bookrunner, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A., and BNP Paribas, as Syndication Agents, and the parties named therein as Lenders, Issuing Banks, Documentation Agents and Co-Lead Arrangers and Co-Bookrunners (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 333-184501) as filed on March 13, 2015).

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
QVC, Inc.

Date: May 11, 2015	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2015	By:/s/ THADDEUS J. JASTRZEBSKI
Thaddeus J. Jastrzebski
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-2

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1
Second Amended and Restated Credit Agreement, dated as of March 9, 2015, among QVC, Inc., as Borrower, J.P. Morgan Securities LLC, as Lead Arranger and Lead Bookrunner, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A., and BNP Paribas, as Syndication Agents, and the parties named therein as Lenders, Issuing Banks, Documentation Agents and Co-Lead Arrangers and Co-Bookrunners (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 333-184501) as filed on March 13, 2015).

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

II-3