Form 10-Q
period 2015-06-30
QVC INC
filed 2015-08-06
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 000-55409
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

QVC, Inc.
2015 QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(in millions)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$445	347
Restricted cash	12	12
Accounts receivable, less allowance for doubtful accounts of $85 at June 30, 2015 and $91 at December 31, 2014	799	1,196
Inventories	964	882
Deferred income taxes	210	210
Prepaid expenses	57	50
Total current assets	2,487	2,697
Property and equipment, net of accumulated depreciation of $901 at June 30, 2015 and $884 at December 31, 2014	982	1,026
Cable and satellite television distribution rights, net	409	461
Goodwill	5,049	5,091
Other intangible assets, net	3,037	3,143
Other noncurrent assets	61	58
Total assets	$12,025	12,476
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$9	9
Accounts payable-trade	566	629
Accrued liabilities	689	885
Total current liabilities	1,264	1,523
Long-term portion of debt and capital lease obligations	4,507	4,620
Deferred compensation	13	17
Deferred income taxes	1,079	1,121
Other long-term liabilities	170	149
Total liabilities	7,033	7,430
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	6,807	6,787
Accumulated deficit	(1,796)	(1,805)
Accumulated other comprehensive loss	(116)	(39)
Total QVC, Inc. stockholder's equity	4,895	4,943
Noncontrolling interest	97	103
Total equity	4,992	5,046
Total liabilities and equity	$12,025	12,476

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Net revenue	$1,998	2,014	3,936	4,000
Cost of goods sold	1,234	1,250	2,455	2,506
Gross profit	764	764	1,481	1,494
Operating expenses:
Operating	175	180	343	358
Selling, general and administrative, including stock-based compensation	147	155	297	303
Depreciation	35	33	68	66
Amortization	113	112	233	223
	470	480	941	950
Operating income	294	284	540	544
Other (expense) income:
Equity in losses of investee	(3)	(2)	(4)	(3)
Interest expense, net	(50)	(60)	(109)	(122)
Foreign currency (loss) gain	(11)	1	(1)	—
Loss on extinguishment of debt	(21)	—	(21)	—
	(85)	(61)	(135)	(125)
Income before income taxes	209	223	405	419
Income tax expense	(85)	(83)	(157)	(157)
Net income	124	140	248	262
Less net income attributable to the noncontrolling interest	(8)	(10)	(17)	(19)
Net income attributable to QVC, Inc. stockholder	$116	130	231	243

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Net income	$124	140	248	262
Foreign currency translation adjustments	22	2	(80)	18
Total comprehensive income	146	142	168	280
Comprehensive income attributable to noncontrolling interest	(6)	(10)	(14)	(22)
Comprehensive income attributable to QVC, Inc. stockholder	$140	132	154	258

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
(in millions)	2015	2014
Operating activities:
Net income	$248	262
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of investee	4	3
Deferred income taxes	(42)	(108)
Foreign currency loss	1	—
Depreciation	68	66
Amortization	233	223
Noncash interest	4	4
Loss on extinguishment of debt	21	—
Stock-based compensation	15	18
Change in other long-term liabilities	18	55
Effects of changes in working capital items	35	26
Net cash provided by operating activities	605	549
Investing activities:
Capital expenditures, net	(79)	(57)
Expenditures for cable and satellite television distribution rights, net	(45)	(8)
Changes in other noncurrent assets	(3)	—
Net cash used in investing activities	(127)	(65)
Financing activities:
Principal payments of debt and capital lease obligations	(1,216)	(1,419)
Principal borrowings of debt from senior secured credit facility	1,098	554
Proceeds from issuance of senior secured notes, net of original issue discount	—	999
Payment of debt origination fees	(3)	(12)
Payment of bond premium fees	(18)	—
Other financing activities	(1)	(4)
Dividends paid to Liberty	(210)	(480)
Dividends paid to noncontrolling interest	(20)	(25)
Net cash used in financing activities	(370)	(387)
Effect of foreign exchange rate changes on cash and cash equivalents	(10)	(6)
Net increase in cash and cash equivalents	98	91
Cash and cash equivalents, beginning of period	347	457
Cash and cash equivalents, end of period	$445	548
Effects of changes in working capital items:
Decrease in accounts receivable	$385	357
Increase in inventories	(92)	(57)
Increase in prepaid expenses	(10)	(10)
Decrease in accounts payable-trade	(61)	(14)
Decrease in accrued liabilities and other	(187)	(250)
Effects of changes in working capital items	$35	26

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statement of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2014	1	$—	6,787	(1,805)	(39)	103	5,046
Net income	—	—	—	231	—	17	248
Foreign currency translation adjustments	—	—	—	—	(77)	(3)	(80)
Dividends paid to Liberty and noncontrolling interest and other	—	—	—	(219)	—	(20)	(239)
Impact of tax liability allocation and indemnification agreement with Liberty	—	—	—	(3)	—	—	(3)
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	(5)	—	—	—	(5)
Excess tax benefit resulting from stock-based compensation	—	—	10	—	—	—	10
Stock-based compensation	—	—	15	—	—	—	15
Balance, June 30, 2015	1	$—	6,807	(1,796)	(116)	97	4,992

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) Basis of Presentation
QVC, Inc. (unless otherwise indicated or required by the context, the terms "we," "our," "us," the "Company" and "QVC" refer to QVC, Inc. and its consolidated subsidiaries) is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications. In the United States, QVC's live programming is distributed via its nationally televised shopping program 24 hours per day, 364 days per year ("QVC-U.S."). Internationally, QVC's program services are based in Germany ("QVC-Germany"), Japan ("QVC-Japan"), the United Kingdom ("QVC-U.K.") and Italy ("QVC-Italy"). QVC-Germany distributes its program 24 hours per day with 17 hours of live programming, QVC-Japan distributes live programming 24 hours per day, and QVC-U.K. distributes its program 24 hours per day with 16 hours of live programming. Effective March 9, 2015, QVC-U.K. reduced its total live programming from 17 hours to 16 hours by distributing recorded programming during the 1am to 2am hour. QVC-Italy distributes programming live for 17 hours per day on satellite and digital terrestrial television and an additional seven hours per day of recorded programming on satellite and seven hours per day of general interest programming on digital terrestrial television.
The Company's Japanese operations are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the six months ended June 30, 2015 and 2014, QVC-Japan paid dividends to Mitsui of $20 million and $25 million, respectively.
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
On April 16, 2014, QVC announced plans to expand its global presence into France ("QVC-France"). Similar to its other markets, QVC plans to offer a highly immersive digital shopping experience, with strong integration across e-commerce, TV, mobile and social platforms. QVC-France launched its website on June 23, 2015 with the launch of live programming in August 2015.
We are an indirect wholly owned subsidiary of Liberty Interactive Corporation ("Liberty"), which owns interests in a broad range of digital commerce businesses. On October 3, 2014, we declared and paid a dividend in cash to Liberty in the amount of $1 billion with funds drawn from the Company's credit facility. Additionally, Liberty reattributed from the Interactive Group to the Ventures Group $970 million in cash and certain of its digital commerce companies, including Backcountry.com, Inc., Bodybuilding.com, LLC, CommerceHub, Provide Commerce, Inc., Evite, Inc. and LMC Right Start, Inc. As a result of these transactions, the Interactive Group is now referred to as the QVC Group, which tracks our Company and Liberty's 38% equity interest in HSN, Inc., one of our two closest televised shopping competitors, along with cash and certain liabilities. The Liberty Interactive tracking stock trading symbol "LINTA" was changed to "QVCA" and the "LINTB" trading symbol was changed to "QVCB," effective October 7, 2014. Effective June 4, 2015, the name of the “Liberty Interactive common stock” was changed to the “QVC Group common stock.”
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
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. In July 2015, the FASB voted to delay the original effective date of this standard to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is expected to be permitted for annual reporting periods beginning after December 15, 2016, which was the original effective date. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability. This ASU intends to simplify the presentation of debt issuance costs. This standard will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable International Financial Reporting Standards. The amendments in this new accounting standard are effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2015 and interim periods within those years. Early adoption is permitted for financial statements that have not been previously issued and retrospective application is required for each balance sheet presented. We plan to adopt this new guidance in the fourth quarter of 2015. The Company has determined there is no significant effect of the standard on its ongoing financial reporting.
In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. This new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2015. The Company has determined there is no significant effect of the standard on its ongoing financial reporting.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, that changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The new principle is part of the FASB’s simplification initiative and applies to entities that measure inventory using a method other than last-in, first-out (LIFO) or the retail inventory method. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016. The Company has determined there is no significant effect of the standard on its ongoing financial reporting.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(2) Cable and Satellite Television Distribution Rights, Net
Cable and satellite television distribution rights consisted of the following:

(in millions)	June 30, 2015	December 31, 2014
Cable and satellite television distribution rights	$2,257	2,308
Less accumulated amortization	(1,848)	(1,847)
Cable and satellite television distribution rights, net	$409	461
The Company recorded amortization expense of $48 million and $46 million for the three months ended June 30, 2015 and 2014, respectively, related to cable and satellite television distribution rights. For the six months ended June 30, 2015 and 2014, amortization expense for cable and satellite television distribution rights was $95 million and $93 million, respectively.
As of June 30, 2015, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2015	$86
2016	171
2017	119
2018	12
2019	9
The decrease in future amortization expense in 2018 is primarily due to the end of affiliation agreement terms for contracts in place at the time of Liberty's acquisition of QVC in 2003.
(3) Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2015 were as follows:

(in millions)	QVC-U.S.	QVC-Germany	QVC-Japan	QVC-U.K.	QVC-Italy	Total
Balance as of December 31, 2014	$4,190	308	253	203	137	5,091
Exchange rate fluctuations	—	(26)	(7)	2	(11)	(42)
Balance as of June 30, 2015	$4,190	282	246	205	126	5,049

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(4) Other Intangible Assets, Net
Other intangible assets consisted of the following:

	June 30, 2015			December 31, 2014
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$579	(394)	185	568	(369)	199
Affiliate and customer relationships	2,415	(2,034)	381	2,428	(1,958)	470
Debt origination fees	53	(10)	43	60	(14)	46
Trademarks (indefinite life)	2,428	—	2,428	2,428	—	2,428
	$5,475	(2,438)	3,037	5,484	(2,341)	3,143
The Company recorded amortization expense of $65 million and $66 million for the three months ended June 30, 2015 and 2014, respectively, related to other intangible assets. For the six months ended June 30, 2015 and 2014, amortization expense for other intangible assets was $138 million and $130 million, respectively.
As of June 30, 2015, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2015	$136
2016	259
2017	168
2018	20
2019	9
The decrease in future amortization expense in 2018 is primarily due to the end of the useful lives of the affiliate and customer relationships in place at the time of Liberty's acquisition of QVC in 2003.
(5) Accrued Liabilities
Accrued liabilities consisted of the following:

(in millions)	June 30, 2015	December 31, 2014
Accounts payable non-trade	$173	200
Accrued compensation and benefits	103	110
Allowance for sales returns	80	109
Deferred revenue	76	85
Accrued interest	67	79
Income taxes	66	137
Sales and other taxes	49	83
Other	75	82
	$689	885

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(6) Long-Term Debt
Long-term debt consisted of the following:

(in millions)	June 30, 2015	December 31, 2014
3.125% Senior Secured Notes due 2019, net of original issue discount	$399	399
7.375% Senior Secured Notes due 2020	—	500
5.125% Senior Secured Notes due 2022	500	500
4.375% Senior Secured Notes due 2023, net of original issue discount	750	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	600
4.45% Senior Secured Notes due 2025, net of original issue discount	599	599
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
Senior secured credit facility	895	508
Capital lease obligations	74	74
Total debt	4,516	4,629
Less current portion	(9)	(9)
Long-term portion of debt and capital lease obligations	$4,507	4,620
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and certain of its subsidiaries and have equal priority to the senior secured credit facility. The interest on all of QVC's senior secured notes is payable semi-annually.
On April 15, 2015, QVC completed the redemption of $500 million principal amount of its 7.375% Senior Secured Notes due 2020, whereby holders received consideration of $1,036.88 for each $1,000 of principal tendered. As a result of the redemption, the Company recorded an extinguishment loss in the condensed consolidated statements of operations of $21 million for the three and six month periods ended June 30, 2015.
Senior Secured Credit Facility
On March 9, 2015, QVC amended and restated its senior secured credit facility (the "Second Amended and Restated Credit Agreement"), which is a multi-currency facility that provides for a $2.25 billion revolving credit facility with a $250 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. QVC may elect that the loans extended under the senior secured credit facility bear interest at a rate per annum equal to the ABR or LIBOR, as each is defined in the senior secured credit facility agreement, plus a margin of 0.25% to 1.75% depending on various factors. Each loan may be prepaid in whole or in part without penalty at any time other than customary breakage costs. Any amounts prepaid on the revolving credit facility may be reborrowed. Payment of loans may be accelerated following certain customary events of default. The senior secured credit facility is secured by the capital stock of QVC. The purpose of the amendment was to, among other things, extend the maturity of our senior secured credit facility to March 9, 2020 and lower the interest rate on borrowings.
QVC had $1.4 billion available under the terms of the senior secured credit facility at June 30, 2015. The interest rate on the senior secured credit facility was 1.6% at June 30, 2015.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The Second Amended and Restated Credit Agreement contains certain affirmative and negative covenants, including certain restrictions on the Company and each of its restricted subsidiaries (subject to certain exceptions) with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; dissolving, consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; restricting subsidiary distributions; and limiting the Company’s consolidated leverage ratio, which is defined in QVC’s senior secured credit facility as the ratio of consolidated total debt to consolidated Adjusted OIBDA for the most recent four fiscal quarter period. The Company defines Adjusted OIBDA as revenue less cost of goods sold, operating expenses, and selling, general and administrative expenses (excluding stock-based compensation).
Other Debt Related Information
QVC was in compliance with all of its debt covenants at June 30, 2015.
During the quarter, there were no significant changes to QVC's debt credit ratings.
The weighted average rate applicable to all of the outstanding debt (excluding capital leases) was 4.1% as of June 30, 2015.
(7) Leases and Transponder Service Arrangements
Future minimum payments under noncancelable operating leases and capital transponder leases with initial terms of one year or more at June 30, 2015 consisted of the following:

(in millions)	Capital transponders	Operating leases
Remainder of 2015	$5	11
2016	11	19
2017	12	17
2018	13	15
2019	12	13
Thereafter	27	96
Total	$80	171
The Company has entered into eleven separate capital lease agreements with transponder suppliers to transmit its signals in the U.S., Germany and France at an aggregate monthly cost of $1 million. Depreciation expense related to the transponders was $4 million and $3 million for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, depreciation expense related to the transponders was $7 million and $6 million, respectively. Total future minimum capital lease payments of $80 million include $6 million of imputed interest. The transponder service agreements for our U.S. transponders expire between 2019 and 2023. The transponder service agreements for our international transponders expire between 2019 and 2024.
Expenses for operating leases, principally for data processing equipment and facilities and for satellite uplink service agreements, amounted to $6 million and $7 million for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, expenses for operating leases were $12 million and $14 million, respectively.

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
For the three months ended June 30, 2015, the Company recorded a tax provision of $85 million, which represented an effective tax rate of 40.7%. For the six months ended June 30, 2015, the Company recorded a tax provision of $157 million, which represented an effective tax rate of 38.8%. These rates differ from the U.S. federal income tax rate of 35.0% due primarily to state tax expense.
QVC is party to ongoing discussions with the Internal Revenue Service under the Compliance Assurance Process audit program. The Company files Federal tax returns on a consolidated basis with its parent company, Liberty. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of June 30, 2015, the Company, or one of its subsidiaries, was under examination in California, New York State, New York City, Pennsylvania, and Virginia as well as in Germany, the U.K, and Italy.
The amounts of the tax-related balances due to Liberty at June 30, 2015 and December 31, 2014 were $10 million and $55 million, respectively, and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.
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
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at June 30, 2015 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$356	356	—	—
Long-term liabilities:
Debt (note 6)	4,390	—	4,390	—

		Fair value measurements at December 31, 2014 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$245	245	—	—
Long-term liabilities:
Debt (note 6)	4,626	—	4,626	—
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
Performance measures

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QVC-U.S.	$1,406	349	1,352	325	2,748	655	2,657	626
QVC-Germany	191	35	227	40	403	74	477	79
QVC-Japan	199	37	223	43	398	76	457	90
QVC-U.K.	173	35	178	33	329	63	343	60
QVC-Italy	29	(1)	34	(2)	58	(3)	66	(4)
QVC-France	—	(6)	—	—	—	(9)	—	—
Consolidated QVC	$1,998	449	2,014	439	3,936	856	4,000	851
Net revenue amounts by product category are not available from our general purpose financial statements.
Other information

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QVC-U.S.	$16	100	14	99	32	206	27	192
QVC-Germany	6	8	8	8	13	16	16	19
QVC-Japan	5	2	4	2	10	4	9	4
QVC-U.K.	5	3	4	3	8	6	8	7
QVC-Italy	3	—	3	—	5	1	6	1
Consolidated QVC	$35	113	33	112	68	233	66	223

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

	June 30, 2015		December 31, 2014
(in millions)	Total assets	Capital expenditures, net	Total assets	Capital expenditures, net
QVC-U.S.	$9,811	60	10,133	141
QVC-Germany	834	3	915	10
QVC-Japan	606	1	644	2
QVC-U.K.	543	4	537	16
QVC-Italy	216	1	245	12
QVC-France	15	10	2	1
Consolidated QVC	$12,025	79	12,476	182
Long-lived assets, net of accumulated depreciation, by geographic area were as follows:

(in millions)	June 30, 2015	December 31, 2014
QVC-U.S.	$463	463
QVC-Germany	183	209
QVC-Japan	161	176
QVC-U.K.	116	120
QVC-Italy	49	57
QVC-France	10	1
Consolidated QVC	$982	1,026
The following table provides a reconciliation of Adjusted OIBDA to income before income taxes:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Adjusted OIBDA	$449	439	856	851
Stock-based compensation	(7)	(10)	(15)	(18)
Depreciation and amortization	(148)	(145)	(301)	(289)
Equity in losses of investee	(3)	(2)	(4)	(3)
Interest expense, net	(50)	(60)	(109)	(122)
Foreign currency (loss) gain	(11)	1	(1)	—
Loss on extinguishment of debt	(21)	—	(21)	—
Income before income taxes	$209	223	405	419

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(12) Other Comprehensive (Loss) Income
The change in the component of accumulated other comprehensive (loss) income, net of taxes ("AOCI"), is summarized as follows:

(in millions)	Foreign currency translation adjustments	AOCI
Balance at January 1, 2015	$(39)	(39)
Other comprehensive loss attributable to QVC, Inc. stockholder	(77)	(77)
Balance at June 30, 2015	(116)	(116)

Balance at January 1, 2014	$139	139
Other comprehensive income attributable to QVC, Inc. stockholder	15	15
Balance at June 30, 2014	154	154
The component of other comprehensive income is reflected in QVC's condensed consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive income:

(in millions)	Before-tax amount	Tax benefit (expense)	Net-of-tax amount
Three months ended June 30, 2015:
Foreign currency translation adjustments	$48	(26)	22
Other comprehensive income	48	(26)	22

Three months ended June 30, 2014:
Foreign currency translation adjustments	$2	—	2
Other comprehensive income	2	—	2

Six months ended June 30, 2015:
Foreign currency translation adjustments	$(80)	—	(80)
Other comprehensive loss	(80)	—	(80)

Six months ended June 30, 2014:
Foreign currency translation adjustments	$21	(3)	18
Other comprehensive income	21	(3)	18

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(13) Subsequent Events
Dividends paid to Liberty
QVC declared and paid dividends to Liberty in the amount of $233 million subsequent to June 30, 2015.
New West Coast Distribution Center
On July 2, 2015, QVC entered into a lease (the “Lease”) for a new distribution center. Pursuant to the Lease, the landlord will build an approximately one million square foot rental building in Ontario, California (the “Premises”), and thereafter lease the Premises to QVC as its new west coast distribution center for an initial term of 15 years. Under the Lease, QVC is required to pay an initial base rent of approximately $6 million a year, increasing to approximately $8 million a year by the final year of the initial term, as well as all real estate taxes and other building operating costs. QVC also has an option to extend the term of the Lease for up to two consecutive terms of ten years each.
The Lease has escalating rental payments and initial periods of free rent. The aggregate future minimum lease payments are approximately $96 million and are currently estimated to be paid, beginning in July 2015, as follows: $472 thousand for 2015, $0 for 2016, $5 million for 2017, $6 million for 2018, $6 million for 2019 and $79 million for 2020 and thereafter in the aggregate. QVC has the right to obtain the Premises and related land from the landlord by entering into an amended and restated lease at any time during the twenty-fifth or twenty-sixth months of the Lease's initial term with a $10 million initial payment and annual payments of $12 million over a term of 13 years.
We have concluded that we are the deemed owner (for accounting purposes only) of the Premises during the construction period under build to suit lease accounting. Building construction began in July of 2015. During the construction period, we will be recording estimated project construction costs incurred by the landlord as a construction-in-progress asset and a corresponding long-term liability in “Property and equipment, net” and “Other long-term liabilities,” respectively, on our consolidated balance sheet. In addition, the Company will pay for normal tenant improvements and certain structural improvements and will record these amounts as part of the construction-in-progress asset.
Once the landlord completes the construction of the Premises (estimated to be mid 2016), we will evaluate the Lease in order to determine whether the Lease meets the criteria for “sale-leaseback” treatment under U.S. GAAP. If the Lease meets the “sale-leaseback” criteria, we will remove the asset and the related liability from our consolidated balance sheet and treat the Lease as either an operating or capital lease based on the our assessment of the accounting guidance. However, we currently expect that upon completion of construction of the Premises that the Lease will not meet the "sale-leaseback" criteria.
If the Lease does not meet “sale-leaseback” criteria, we will treat the Lease as a financing obligation and lease payments will be attributed to: (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense representing an imputed cost to lease the underlying land of the Premises. In addition, the building asset will be depreciated over its estimated useful life. Although we will not begin making monthly lease payments pursuant to the Lease until February 2017, the portion of the lease obligations allocated to the land will be treated for accounting purposes as an operating lease that commenced in 2015. If the Company does not exercise its right to obtain the Premises and related land, the Company will derecognize both the net book values of the asset and the financing obligation at the conclusion of the lease term.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(14) Guarantor/Non-guarantor Subsidiary Financial Information
The following information contains the condensed consolidating financial statements for the Company, the parent on a stand-alone basis (QVC, Inc.), the combined subsidiary guarantors (Affiliate Relations Holdings, Inc.; Affiliate Investment, Inc.; AMI 2, Inc.; ER Marks, Inc.; QVC International Ltd; QVC Rocky Mount, Inc.; and QVC San Antonio, LLC) and the combined non-guarantor subsidiaries pursuant to Rule 3-10 of Regulation S-X. Certain non-guarantor subsidiaries are majority-owned by QVC International Ltd, which is a guarantor subsidiary.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Balance Sheets

June 30, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$52	183	210	—	445
Restricted cash	10	—	2	—	12
Accounts receivable, net	558	—	241	—	799
Inventories	727	—	237	—	964
Deferred income taxes	175	—	35	—	210
Prepaid expenses	26	—	31	—	57
Total current assets	1,548	183	756	—	2,487
Property and equipment, net	275	68	639	—	982
Cable and satellite television distribution rights, net	—	354	55	—	409
Goodwill	4,191	—	858	—	5,049
Other intangible assets, net	935	2,051	51	—	3,037
Other noncurrent assets	6	—	55	—	61
Investments in subsidiaries	3,695	1,129	1,354	(6,178)	—
Total assets	$10,650	3,785	3,768	(6,178)	12,025
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$3	—	6	—	9
Accounts payable-trade	336	—	230	—	566
Accrued liabilities	138	145	406	—	689
Intercompany accounts payable (receivable)	437	1,341	(1,778)	—	—
Total current liabilities	914	1,486	(1,136)	—	1,264
Long-term portion of debt and capital lease obligations	4,456	—	51	—	4,507
Deferred compensation	13	—	—	—	13
Deferred income taxes	259	857	(37)	—	1,079
Other long-term liabilities	113	—	57	—	170
Total liabilities	5,755	2,343	(1,065)	—	7,033
Equity:
QVC, Inc. stockholder's equity	4,895	1,442	4,736	(6,178)	4,895
Noncontrolling interest	—	—	97	—	97
Total equity	4,895	1,442	4,833	(6,178)	4,992
Total liabilities and equity	$10,650	3,785	3,768	(6,178)	12,025

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Three months ended June 30, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,432	220	640	(294)	1,998
Cost of goods sold	856	23	382	(27)	1,234
Gross profit	576	197	258	(267)	764
Operating expenses:
Operating	98	61	89	(73)	175
Selling, general and administrative, including stock-based compensation	260	—	81	(194)	147
Depreciation	11	1	23	—	35
Amortization	60	41	12	—	113
	429	103	205	(267)	470
Operating income	147	94	53	—	294
Other (expense) income:
Equity in losses of investee	—	—	(3)	—	(3)
Interest expense, net	(49)	—	(1)	—	(50)
Foreign currency (loss) gain	(7)	(13)	9	—	(11)
Loss on extinguishment of debt	(21)	—	—	—	(21)
Intercompany interest (expense) income	—	(20)	20	—	—
	(77)	(33)	25	—	(85)
Income before income taxes	70	61	78	—	209
Income tax expense	(14)	(38)	(33)	—	(85)
Equity in earnings of subsidiaries, net of tax	68	28	47	(143)	—
Net income	124	51	92	(143)	124
Less net income attributable to the noncontrolling interest	(8)	—	(8)	8	(8)
Net income attributable to QVC, Inc. stockholder	$116	51	84	(135)	116

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Three months ended June 30, 2014
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,388	199	719	(292)	2,014
Cost of goods sold	850	23	432	(55)	1,250
Gross profit	538	176	287	(237)	764
Operating expenses:
Operating	82	57	100	(59)	180
Selling, general and administrative, including stock-based compensation	243	—	90	(178)	155
Depreciation	10	1	22	—	33
Amortization	58	38	16	—	112
	393	96	228	(237)	480
Operating income	145	80	59	—	284
Other (expense) income:
Equity in losses of investee	—	—	(2)	—	(2)
Interest expense, net	(60)	—	—	—	(60)
Foreign currency (loss) gain	(1)	—	2	—	1
Intercompany interest (expense) income	(5)	13	12	(20)	—
	(66)	13	12	(20)	(61)
Income before income taxes	79	93	71	(20)	223
Income tax expense	(27)	(28)	(28)	—	(83)
Equity in earnings of subsidiaries, net of tax	88	29	—	(117)	—
Net income	140	94	43	(137)	140
Less net income attributable to the noncontrolling interest	(10)	—	(10)	10	(10)
Net income attributable to QVC, Inc. stockholder	$130	94	33	(127)	130

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Six months ended June 30, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$2,812	422	1,297	(595)	3,936
Cost of goods sold	1,715	48	768	(76)	2,455
Gross profit	1,097	374	529	(519)	1,481
Operating expenses:
Operating	199	118	178	(152)	343
Selling, general and administrative, including stock-based compensation	502	—	162	(367)	297
Depreciation	21	4	43	—	68
Amortization	119	81	33	—	233
	841	203	416	(519)	941
Operating income	256	171	113	—	540
Other (expense) income:
Equity in losses of investee	—	—	(4)	—	(4)
Interest expense, net	(107)	—	(2)	—	(109)
Foreign currency gain (loss)	5	(13)	7	—	(1)
Loss on extinguishment of debt	(21)	—	—	—	(21)
Intercompany interest (expense) income	(6)	(9)	15	—	—
	(129)	(22)	16	—	(135)
Income before income taxes	127	149	129	—	405
Income tax expense	(40)	(63)	(54)	—	(157)
Equity in earnings of subsidiaries, net of tax	161	39	47	(247)	—
Net income	248	125	122	(247)	248
Less net income attributable to the noncontrolling interest	(17)	—	(17)	17	(17)
Net income attributable to QVC, Inc. stockholder	$231	125	105	(230)	231

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Six months ended June 30, 2014
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$2,731	390	1,451	(572)	4,000
Cost of goods sold	1,692	48	878	(112)	2,506
Gross profit	1,039	342	573	(460)	1,494
Operating expenses:
Operating	161	113	201	(117)	358
Selling, general and administrative, including stock-based compensation	466	(1)	181	(343)	303
Depreciation	19	3	44	—	66
Amortization	110	77	36	—	223
	756	192	462	(460)	950
Operating income	283	150	111	—	544
Other (expense) income:
Equity in losses of investee	—	—	(3)	—	(3)
Interest expense, net	(113)	—	(9)	—	(122)
Foreign currency (loss) gain	(3)	—	3	—	—
Intercompany interest (expense) income	(10)	26	4	(20)	—
	(126)	26	(5)	(20)	(125)
Income before income taxes	157	176	106	(20)	419
Income tax expense	(7)	(52)	(98)	—	(157)
Equity in earnings of subsidiaries, net of tax	112	(19)	—	(93)	—
Net income	262	105	8	(113)	262
Less net income attributable to the noncontrolling interest	(19)	—	(19)	19	(19)
Net income attributable to QVC, Inc. stockholder	$243	105	(11)	(94)	243

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

Three months ended June 30, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$124	51	92	(143)	124
Foreign currency translation adjustments	22	—	22	(22)	22
Total comprehensive income	146	51	114	(165)	146
Comprehensive income attributable to noncontrolling interest	(6)	—	(6)	6	(6)
Comprehensive income attributable to QVC, Inc. stockholder	$140	51	108	(159)	140
Condensed Consolidating Statements of Comprehensive Income

Three months ended June 30, 2014
(in millions)	Subsidiary issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$140	94	43	(137)	140
Foreign currency translation adjustments	2	—	2	(2)	2
Total comprehensive income	142	94	45	(139)	142
Comprehensive income attributable to noncontrolling interest	(10)	—	(10)	10	(10)
Comprehensive income attributable to QVC, Inc. stockholder	$132	94	35	(129)	132

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

Six months ended June 30, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$248	125	122	(247)	248
Foreign currency translation adjustments	(80)	—	(80)	80	(80)
Total comprehensive income	168	125	42	(167)	168
Comprehensive income attributable to noncontrolling interest	(14)	—	(14)	14	(14)
Comprehensive income (loss) attributable to QVC, Inc. stockholder	$154	125	28	(153)	154
Condensed Consolidating Statements of Comprehensive Income

Six months ended June 30, 2014
(in millions)	Subsidiary issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$262	105	8	(113)	262
Foreign currency translation adjustments	18	—	18	(18)	18
Total comprehensive income	280	105	26	(131)	280
Comprehensive income attributable to noncontrolling interest	(22)	—	(22)	22	(22)
Comprehensive income attributable to QVC, Inc. stockholder	$258	105	4	(109)	258

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Cash Flows

Six months ended June 30, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$352	166	87	—	605
Investing activities:
Capital expenditures, net	(55)	(5)	(19)	—	(79)
Expenditures for cable and satellite television distribution rights, net	—	(45)	—	—	(45)
Changes in other noncurrent assets	(1)	—	(2)	—	(3)
Intercompany investing activities	1,147	296	(1,307)	(136)	—
Net cash provided by (used in) investing activities	1,091	246	(1,328)	(136)	(127)
Financing activities:
Principal payments of debt and capital lease obligations	(1,212)	—	(4)	—	(1,216)
Principal borrowings of debt from senior secured credit facility	1,098	—	—	—	1,098
Payment of debt origination fees	(3)	—	—	—	(3)
Payment of bond premium fees	(18)	—	—	—	(18)
Other financing activities	(1)	—	—	—	(1)
Dividends paid to Liberty	(210)	—	—	—	(210)
Dividends paid to noncontrolling interest	—	—	(20)	—	(20)
Net short-term intercompany debt (repayments) borrowings	(947)	2,262	(1,315)	—	—
Other intercompany financing activities	(100)	(2,614)	2,578	136	—
Net cash (used in) provided by financing activities	(1,393)	(352)	1,239	136	(370)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(10)	—	(10)
Net increase (decrease) in cash and cash equivalents	50	60	(12)	—	98
Cash and cash equivalents, beginning of period	2	123	222	—	347
Cash and cash equivalents, end of period	$52	183	210	—	445

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Cash Flows

Six months ended June 30, 2014
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$217	172	160	—	549
Investing activities:
Capital expenditures, net	(74)	(1)	38	(20)	(57)
Expenditures for cable and satellite television distribution rights, net	—	(8)	—	—	(8)
Intercompany investing activities	114	27	—	(141)	—
Net cash provided by investing activities	40	18	38	(161)	(65)
Financing activities:
Principal payments of debt and capital lease obligations	(1,414)	—	(5)	—	(1,419)
Principal borrowings of debt from senior secured credit facility	554	—	—	—	554
Proceeds from issuance of senior secured notes, net of original issue discount	999	—	—	—	999
Payment of debt origination fees	(12)	—	—	—	(12)
Other financing activities	(4)	—	—	—	(4)
Dividends paid to Liberty	(480)	—	—	—	(480)
Dividends paid to noncontrolling interest	—	—	(25)	—	(25)
Net short-term intercompany debt borrowings (repayments)	65	65	(130)	—	—
Other intercompany financing activities	(25)	(226)	90	161	—
Net cash used in financing activities	(317)	(161)	(70)	161	(387)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(6)	—	(6)
Net (decrease) increase in cash and cash equivalents	(60)	29	122	—	91
Cash and cash equivalents, beginning of period	78	133	246	—	457
Cash and cash equivalents, end of period	$18	162	368	—	548

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; international expansion including the launch of QVC-France; new service offerings; revenue growth and subscriber trends; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

•	rapid technological changes;

•	failure to protect the security of personal information, subjecting us to potentially costly government enforcement actions and/or private litigation and reputational damage;

•	the regulatory and competitive environment of the industries in which we operate;

•	threatened terrorist attacks, political unrest in international markets and ongoing military action around the world;

•	fluctuations in foreign currency exchange rates; and

•	Liberty Interactive Corporation's ("Liberty") dependence on our cash flow for servicing its debt and for other purposes.

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
Overview
QVC, Inc. (unless otherwise indicated or required by the context, the terms "we," "our," "us," the "Company" and "QVC" refer to QVC, Inc. and its consolidated subsidiaries) is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications. In the United States, QVC's live programming is distributed via its nationally televised shopping program 24 hours per day, 364 days per year ("QVC-U.S."). Internationally, QVC's program services are based in Germany ("QVC-Germany"), Japan ("QVC-Japan"), the United Kingdom ("QVC-U.K.") and Italy ("QVC-Italy"). QVC-Germany distributes its program 24 hours per day with 17 hours of live programming, QVC-Japan distributes live programming 24 hours per day, and QVC-U.K. distributes its program 24 hours per day with 16 hours of live programming. Effective March 9, 2015, QVC-U.K. reduced its total live programming from 17 hours to 16 hours by distributing recorded programming during the 1am to 2am hour. QVC-Italy distributes programming live for 17 hours per day on satellite and digital terrestrial television and an additional seven hours per day of recorded programming on satellite and seven hours per day of general interest programming on digital terrestrial television.
The Company's Japanese operations are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the six months ended June 30, 2015 and 2014, QVC-Japan paid dividends to Mitsui of $20 million and $25 million, respectively.
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
On April 16, 2014, QVC announced plans to expand its global presence into France ("QVC-France"). Similar to its other markets, QVC plans to offer a highly immersive digital shopping experience, with strong integration across e-commerce, TV, mobile and social platforms. QVC-France launched its website on June 23, 2015 with the launch of live programming in August 2015.
We are an indirect wholly owned subsidiary of Liberty, which owns interests in a broad range of digital commerce businesses. On October 3, 2014, we declared and paid a dividend in cash to Liberty in the amount of $1 billion with funds drawn from the Company's credit facility. Additionally, Liberty reattributed from the Interactive Group to the Ventures Group $970 million in cash and certain of its digital commerce companies, including Backcountry.com, Inc., Bodybuilding.com, LLC, CommerceHub, Provide Commerce, Inc., Evite, Inc. and LMC Right Start, Inc. As a result of these transactions, the Interactive Group is now referred to as the QVC Group, which tracks our Company and Liberty's 38% equity interest in HSN, Inc., one of our two closest televised shopping competitors, along with cash and certain liabilities. The Liberty Interactive tracking stock trading symbol LINTA was changed to "QVCA" and the "LINTB" trading symbol was changed to "QVCB," effective October 7, 2014. Effective June 4, 2015, the name of the “Liberty Interactive common stock” was changed to the “QVC Group common stock.”

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

Results of Operations
QVC's operating results were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Net revenue	$1,998	2,014	3,936	4,000
Costs of goods sold	1,234	1,250	2,455	2,506
Gross profit	764	764	1,481	1,494
Operating expenses:
Operating	175	180	343	358
Selling, general and administrative, excluding stock-based compensation	140	145	282	285
Adjusted OIBDA	449	439	856	851
Stock-based compensation	7	10	15	18
Depreciation	35	33	68	66
Amortization	113	112	233	223
Operating income	294	284	540	544
Other (expense) income:
Equity in losses of investee	(3)	(2)	(4)	(3)
Interest expense, net	(50)	(60)	(109)	(122)
Foreign currency (loss) gain	(11)	1	(1)	—
Loss on extinguishment of debt	(21)	—	(21)	—
	(85)	(61)	(135)	(125)
Income before income taxes	209	223	405	419
Income tax expense	(85)	(83)	(157)	(157)
Net income	124	140	248	262
Less net income attributable to the noncontrolling interest	(8)	(10)	(17)	(19)
Net income attributable to QVC, Inc. stockholder	$116	130	231	243
Net revenue
Net revenue was generated in the following geographical areas:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
QVC-U.S.	$1,406	1,352	2,748	2,657
QVC-Germany	191	227	403	477
QVC-Japan	199	223	398	457
QVC-U.K.	173	178	329	343
QVC-Italy	29	34	58	66
Consolidated QVC	$1,998	2,014	3,936	4,000

QVC's consolidated net revenue decreased 0.8% and 1.6% for the three and six month periods ended June 30, 2015 as compared to the corresponding periods in the prior year. The three month decrease in net revenue of $16 million was primarily comprised of $108 million in unfavorable foreign currency rates in all countries, an increase in estimated product returns of $28 million primarily in the U.S. and Germany and a decrease in shipping and handling revenue of $26 million primarily in the U.S. These amounts were partially offset by $74 million due to a 3.3% increase in units sold and $74 million due to a 3.1% increase in the consolidated average selling price per unit ("ASP"). The six month decrease in net revenue of $64 million was primarily comprised of $205 million in unfavorable foreign currency rates in all countries, an increase in estimated product returns of $54 million primarily in the U.S. and Germany, a decrease in shipping and handling revenue of $35 million and a decrease in retail and outlet store revenues of $3 million primarily in the U.S. These amounts were partially offset by $140 million due to a 3.1% increase in units sold and $95 million due to a 2.0% increase in the consolidated ASP.
For both the three and six month periods ended June 30, 2015, the increase in estimated product returns in the U.S. and Germany was primarily due to the sales increases and a shift in the product mix to apparel which return at a higher rate. As expected, shipping and handling revenue decreased in the U.S. as a result of the Company's new shipping and handling pricing which became effective February 2, 2015 that provides for changes in standard shipping rates and a change in QVC’s shipping and handling refund policy.
During the three and six month periods ended June 30, 2015, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar continues to strengthen against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
The percentage increase (decrease) in net revenue for each of QVC's geographic areas in U.S. Dollars and in local currency was as follows:

	Three months ended June 30, 2015		Six months ended June 30, 2015
	U.S. Dollars	Local currency	U.S. Dollars	Local currency
QVC-U.S.	4.0%	4.0%	3.4%	3.4%
QVC-Germany	(15.9)%	4.4%	(15.5)%	3.8%
QVC-Japan	(10.8)%	6.3%	(12.9)%	2.2%
QVC-U.K.	(2.8)%	6.6%	(4.1)%	5.1%
QVC-Italy	(14.7)%	4.2%	(12.1)%	6.6%
QVC-U.S. net revenue growth for the three and six month periods ended June 30, 2015 was primarily due to a 4.0% and 3.6% increase in units shipped and a 2.6% and 2.0% increase in ASP, offset by the increase in estimated product returns and lower shipping and handling revenue as discussed in the above paragraph. For both the three and six month periods ended June 30, 2015, QVC-U.S. and QVC-Germany experienced shipped sales growth in local currency primarily in the home and apparel categories. Both markets experienced softness in electronics and an increase in estimated product returns, as discussed in the paragraph above. For the three months ended June 30, 2015, QVC-Japan's shipped sales in local currency increased in home, jewelry, beauty and accessories partially offset by declines in apparel and electronics. For the six months ended June 30, 2015, QVC-Japan's shipped sales in local currency increased in home, beauty and electronics partially offset by declines in apparel, accessories and jewelry. For the three and six month periods ended June 30, 2015, QVC-U.K.'s shipped sales growth in local currency increased primarily in the home and jewelry categories. For both the three and six month periods ended June 30, 2015, QVC-Italy's shipped sales growth in local currency increased primarily in the beauty and apparel categories.
Gross profit
QVC's gross profit percentage was 38.2% and 37.6% for the three and six month periods ended June 30, 2015, respectively, compared to 37.9% and 37.4% for the three and six month periods ended June 30, 2014. For both the three and six month periods ended June 30, 2015, the gross profit percentages increased primarily due to improved product margins in the U.S.

Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expenses and production costs. Operating expenses decreased $5 million or 2.8% and decreased $15 million or 4.2% for the three and six month periods ended June 30, 2015, respectively.
For the three months ended June 30, 2015, operating expenses decreased due to foreign currency exchange rate impacts of $12 million, partially offset by a $5 million increase in commissions and a $2 million increase in credit card processing fees. For the six months ended June 30, 2015, operating expenses decreased due to foreign currency exchange rate impacts of $23 million, partially offset by a $5 million increase in commissions and a $4 million increase in credit card processing fees.
For both the three and six month periods ended June 30, 2015, the increase in commission expenses was primarily due to increased sales in the U.S. and higher programming distribution expenses in Japan. The increase in credit card processing fees was primarily due to the U.S. sales increase.
Selling, general and administrative expenses (excluding stock-based compensation)
QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses decreased $5 million and $3 million for the three and six month periods ended June 30, 2015. SG&A expenses as a percent of net revenue decreased from 7.2% to 7.0% and increased from 7.1% to 7.2% for the three and six month periods ended June 30, 2015, respectively, as compared to the three and six month periods ended June 30, 2014.
For the three months ended June 30, 2015, the decrease was primarily due to the impact of foreign currency exchange rates of $11 million, a $5 million decrease in the provision for doubtful accounts, a $5 million decrease in outside services and a $4 million increase in credit card income, offset by an increase of $20 million in personnel costs. For the six months ended June 30, 2015, the decrease was primarily due to the impact of foreign currency exchange rates of $21 million, a $9 million increase in credit card income, a $5 million decrease in the provision for doubtful accounts, and a $3 million decrease in outside services, offset by an increase of $34 million in personnel costs.
For both the three and six month periods ended June 30, 2015 the decrease in the provision for doubtful accounts was primarily in the U.S. and Germany due to improved Easy-Pay collections and a mix shift away from electronic Easy-Pay sales in the U.S. which typically default at a higher rate. The QVC Easy-Pay Plan (known as Q Pay in Germany and Italy) permits customers to pay for items in two or more installments. When the QVC Easy-Pay Plan is offered by QVC and elected by the customer, the first installment is billed to the customer’s credit card upon shipment. Generally, the customer’s credit card is subsequently billed up to five additional monthly installments until the total purchase price of the products has been billed by QVC. The increase in credit card income was due to favorable economics of the Q-Card portfolio in the U.S. The decrease in outside services was primarily driven by lower spend in global market expansion, information technology, and commerce platform projects in the U.S. The increase in personnel costs was due to an increase in bonus, benefits and merit primarily in the U.S. and Japan and staffing for the France start-up. The Company also experienced higher severance costs in both periods.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC recorded $7 million and $10 million of stock-based compensation expense for the three months ended June 30, 2015 and 2014, respectively and $15 million and $18 million of stock-based compensation expense for the six months ended June 30, 2015 and 2014, respectively.

Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2015	2014	2015	2014
Affiliate agreements	$36	38	73	76
Customer relationships	42	43	85	86
Acquisition related amortization	78	81	158	162
Property and equipment	35	33	68	66
Software amortization	24	22	53	43
Channel placement amortization and related expenses	11	9	22	18
Total depreciation and amortization	$148	145	301	289
The increases in software amortization in 2015 were primarily due to solutions to enhance customer service and productivity in the U.S., Germany and Italy.
Equity in losses of investee
The losses were associated with our joint venture in China that is accounted for as an equity method investment.
Interest expense, net
For the three and six month periods ended June 30, 2015, consolidated interest expense, net decreased $10 million or 16.7% and $13 million or 10.7%, respectively, as compared to the corresponding period in the prior year. The decrease is due to lower average interest rates as a result of the redemption on April 15, 2015 of QVC's $500 million principal amount of its 7.375% Senior Secured Notes due 2020 and the $769 million principal amount of its 7.5% Senior Secured Notes due 2019 which were not redeemed until the second-half of 2014. As a result of the redemptions, QVC increased its borrowing on the senior secured credit facility which has lower average interest rates than the senior secured notes mentioned above.
Foreign currency (loss) gain
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. The change in foreign currency (loss) gain was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.
Loss on extinguishment of debt
On April 15, 2015, QVC completed the redemption of $500 million principal amount of its 7.375% Senior Secured Notes due 2020, whereby holders received consideration of $1,036.88 for each $1,000 of principal tendered. As a result of the redemption, the Company recorded an extinguishment loss in the condensed consolidated statements of operations of $21 million for the three and six month periods ended June 30, 2015.
Income taxes
Our effective tax rate was 40.7%, and 38.8% for the three and six month periods ended June 30, 2015, respectively, and our effective tax rate for the three and six month periods ended June 30, 2014 was 37.2% and 37.5%, respectively. These rates differ from the U.S. federal income tax rate of 35.0% primarily due to state tax expense. We do not expect our effective tax rates to differ significantly in future periods.

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
As of June 30, 2015, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and certain of its subsidiaries and have equal priority to the senior secured credit facility. The interest on all of QVC's senior secured notes is payable semi-annually.
On April 15, 2015, QVC completed the redemption of $500 million principal amount of its 7.375% Senior Secured Notes due 2020. Refer to "Loss on extinguishment of debt" section above for more information.
Senior Secured Credit Facility
On March 9, 2015, QVC amended and restated its senior secured credit facility (the "Second Amended and Restated Credit Agreement"), which is a multi-currency facility that provides for a $2.25 billion revolving credit facility with a $250 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. QVC may elect that the loans extended under the senior secured credit facility bear interest at a rate per annum equal to the ABR or LIBOR, as each is defined in the senior secured credit facility agreement, plus a margin of 0.25% to 1.75% depending on various factors. Each loan may be prepaid in whole or in part without penalty at any time other than customary breakage costs. Any amounts prepaid on the revolving credit facility may be reborrowed. Payment of loans may be accelerated following certain customary events of default. The senior secured credit facility is secured by the capital stock of QVC. The purpose of the amendment was to, among other things, extend the maturity of our senior secured credit facility to March 9, 2020 and lower the interest rate on borrowings.

QVC had $1.4 billion available under the terms of the senior secured credit facility at June 30, 2015. The interest rate on the senior secured credit facility was 1.6% at June 30, 2015.
The Second Amended and Restated Credit Agreement contains certain affirmative and negative covenants, including certain restrictions on the Company and each of its restricted subsidiaries (subject to certain exceptions) with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; dissolving, consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; restricting subsidiary distributions; and limiting the Company’s consolidated leverage ratio, which is defined in QVC’s senior secured credit facility as the ratio of consolidated total debt to consolidated Adjusted OIBDA for the most recent four fiscal quarter period.
Other Debt Related Information
QVC was in compliance with all of its debt covenants at June 30, 2015.
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
Additional Cash Flow Information
During the six months ended June 30, 2015, QVC's primary uses of cash were $1,216 million of principal payments on debt and capital lease obligations, $210 million of dividends to Liberty, $124 million of capital and cable and satellite television distribution rights expenditures, $20 million in dividend payments from QVC-Japan to Mitsui, and $18 million of bond premium fees. These uses of cash were funded primarily with $1,098 million of principal borrowings from the senior secured credit facility and $605 million of cash provided by operating activities. As of June 30, 2015, QVC's cash and cash equivalents balance (excluding restricted cash) was $445 million.
During the six months ended June 30, 2014, our primary uses of cash were $1,419 million of principal payments on debt and capital lease obligations, $480 million of dividends to Liberty, $57 million of capital expenditures and a $25 million dividend payment from QVC-Japan to Mitsui. These uses of cash were funded primarily with $999 million of net proceeds from the issuance of 3.125% Senior Secured Notes due 2019 and 4.85% Senior Secured Notes due 2024, $554 million of principal borrowings from the senior secured credit facility and $549 million of cash provided by operating activities. As of June 30, 2014, our cash balance (excluding restricted cash) was $548 million.
The change in cash provided by operating activities for the six months ended June 30, 2015 compared to the comparable period was primarily due to lower deferred income taxes and variances in accrued liabilities, offset by variances in accounts payable and inventories. The variance in accrued liabilities and accounts payable is primarily due to timing of payments to vendors. The variance in inventories is primarily due to increases in inventory balances in the U.S. and Germany.
As of June 30, 2015, $198 million of the $445 million in cash and cash equivalents was held by foreign subsidiaries. Cash in foreign subsidiaries is generally accessible, but certain tax consequences may reduce the net amount of cash we are able to utilize for U.S. purposes. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately one-half of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.

Other
Capital expenditures spending in 2015 is expected to be between $190 to $200 million, including $79 million already expended.
Refer to the chart under the "Off-balance Sheet Arrangements and Aggregate Contractual Obligations" section below for additional information concerning the amount and timing of expected future payments under QVC's contractual obligations at June 30, 2015.
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
Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations at June 30, 2015 is summarized below:

	Payments due by period
(in millions)	Remainder of 2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt (1)	$—	—	—	—	400	4,045	4,445
Interest payments (2)	93	185	185	185	178	1,219	2,045
Capital lease obligations (including imputed interest)	5	11	12	13	12	27	80
Operating lease obligations	11	19	17	15	13	96	171
(1) Amounts exclude capital lease obligations and the issue discounts on the 3.125%, 4.375%, 4.85%, 4.45%, 5.45% and 5.95% Senior Secured Notes.
(2) Amounts (i) are based on the terms of QVC's senior secured credit facility and senior secured notes, (ii) assumes the interest rates on the floating rate debt remain constant at the rates in effect as of June 30, 2015, (iii) assumes that our existing debt is repaid at maturity and (iv) excludes capital lease obligations.
Our purchase obligations did not materially change as of June 30, 2015.

Recent Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. In July 2015, the FASB voted to delay the original effective date of this standard to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is expected to be permitted for annual reporting periods beginning after December 15, 2016, which was the original effective date. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability. This ASU intends to simplify the presentation of debt issuance costs. This standard will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable International Financial Reporting Standards. The amendments in this new accounting standard are effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2015 and interim periods within those years. Early adoption is permitted for financial statements that have not been previously issued and retrospective application is required for each balance sheet presented. We plan to adopt this new guidance in the fourth quarter of 2015. The Company has determined there is no significant effect of the standard on its ongoing financial reporting.
In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. This new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2015. The Company has determined there is no significant effect of the standard on its ongoing financial reporting.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, that changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The new principle is part of the FASB’s simplification initiative and applies to entities that measure inventory using a method other than last-in, first-out (LIFO) or the retail inventory method. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016. The Company has determined there is no significant effect of the standard on its ongoing financial reporting.

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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at June 30, 2015:

(in millions, except percentages)	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	—	—	—	400	3,150	3,550	3,495
Weighted average interest rate on fixed rate debt	—%	—%	—%	—%	3.1%	4.9%	4.7%	N/A
Variable rate debt	$—	—	—	—	—	895	895	895
Average interest rate on variable rate debt	—%	—%	—%	—%	—%	1.6%	1.6%	N/A
(1) Amounts exclude capital lease obligations and the issue discounts on the 3.125%, 4.375%, 4.85%, 4.45%, 5.45% and 5.95% Senior Secured Notes.
N/A - Not applicable.
Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three and six month periods ended June 30, 2015 would have been impacted by approximately $1 million and $2 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The credit facility provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of June 30, 2015, no borrowings in foreign currencies were outstanding.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2015 because of the continued material weakness in our internal control over financial reporting as discussed in more detail in our Form 10-K for the year ended December 31, 2014 under Part II, Item 9A. Management has begun implementation of the remediation plan described in our 10-K for the year ended December 31, 2014 and updated below to address this material weakness and is monitoring that implementation.
Changes in Internal Control over Financial Reporting
During the second quarter of 2015, we continued to review the design of our controls, made adjustments and continued implementing controls to alleviate the noted control deficiencies. In addition, we are implementing a new suite of products to automate and better control user access. Other than these items, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Remediation Plan for Material Weakness in Internal Control over Financial Reporting
In response to the material weakness identified in Management’s Report on Internal Control over Financial Reporting as set forth in Part II, Item 9A in our Form 10-K for the year ended December 31, 2014, the Company has developed a plan with oversight from the Audit Committee of the Board of Directors of Liberty to remediate the material weakness. The remediation efforts to be implemented include the following:

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

•	Evaluate responsibilities to provide for appropriate segregation of duties among the personnel.

•
Develop and implement adequate training for the Company's personnel to reinforce pre-established and new information technology controls and their financial reporting objectives enabling a better understanding of the internal control environment to improve our ability to detect and prevent potential deficiencies.

•	Engage external experts to assess and improve financial application access rights to optimize appropriate segregation of duties.
Throughout the process, the Company has been closely monitoring the implementation of these initiatives and has been making necessary changes to the overall design to ensure operational effectiveness. As described above, we are implementing a new suite of products to automate and better control user access and testing controls we have put into place. These steps are critical to the successful execution of management's remediation initiatives. Under the direction of the Audit Committee of the Board of Directors of Liberty, the Company’s management will continue to review and make necessary changes to the overall design of the Company's internal control environment to improve the overall effectiveness of internal control over financial reporting.
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
QVC, Inc.

Date: August 6, 2015	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2015	By:/s/ THADDEUS J. JASTRZEBSKI
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