Form 10-Q
period 2015-09-30
QVC INC
filed 2015-11-05
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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

QVC, Inc.
2015 QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(in millions, except share amounts)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$363	347
Restricted cash	12	12
Accounts receivable, less allowance for doubtful accounts of $80 at September 30, 2015 and $91 at December 31, 2014	874	1,196
Inventories	1,166	882
Deferred income taxes	212	210
Prepaid expenses	53	50
Total current assets	2,680	2,697
Property and equipment, net of accumulated depreciation of $919 at September 30, 2015 and $884 at December 31, 2014	997	1,026
Cable and satellite television distribution rights, net	364	461
Goodwill	5,051	5,091
Other intangible assets, net	2,997	3,143
Other noncurrent assets	58	58
Total assets	$12,147	12,476
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$9	9
Accounts payable-trade	722	629
Accrued liabilities	714	885
Total current liabilities	1,445	1,523
Long-term portion of debt and capital lease obligations	4,534	4,620
Deferred compensation	14	17
Deferred income taxes	1,033	1,121
Other long-term liabilities	183	149
Total liabilities	7,209	7,430
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	6,830	6,787
Accumulated deficit	(1,884)	(1,805)
Accumulated other comprehensive loss	(116)	(39)
Total QVC, Inc. stockholder's equity	4,830	4,943
Noncontrolling interest	108	103
Total equity	4,938	5,046
Total liabilities and equity	$12,147	12,476

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Net revenue	$2,007	2,020	5,943	6,020
Cost of goods sold	1,266	1,266	3,721	3,772
Gross profit	741	754	2,222	2,248
Operating expenses:
Operating	174	178	517	536
Selling, general and administrative, including stock-based compensation	146	153	443	456
Depreciation	33	34	101	100
Amortization	108	113	341	336
	461	478	1,402	1,428
Operating income	280	276	820	820
Other (expense) income:
Equity in losses of investee	(3)	(2)	(7)	(5)
Interest expense, net	(49)	(60)	(158)	(182)
Foreign currency gain	12	2	11	2
Loss on extinguishment of debt	—	(48)	(21)	(48)
	(40)	(108)	(175)	(233)
Income before income taxes	240	168	645	587
Income tax expense	(86)	(65)	(243)	(222)
Net income	154	103	402	365
Less net income attributable to the noncontrolling interest	(8)	(8)	(25)	(27)
Net income attributable to QVC, Inc. stockholder	$146	95	377	338

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Net income	$154	103	402	365
Foreign currency translation adjustments	3	(116)	(77)	(98)
Total comprehensive income (loss)	157	(13)	325	267
Comprehensive income attributable to noncontrolling interest	(11)	(1)	(25)	(23)
Comprehensive income (loss) attributable to QVC, Inc. stockholder	$146	(14)	300	244

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
(in millions)	2015	2014
Operating activities:
Net income	$402	365
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of investee	7	5
Deferred income taxes	(78)	(147)
Foreign currency gain	(11)	(2)
Depreciation	101	100
Amortization	341	336
Noncash interest	6	7
Loss on extinguishment of debt	21	48
Stock-based compensation	24	34
Change in other long-term liabilities	17	58
Effects of changes in working capital items	(50)	8
Net cash provided by operating activities	780	812
Investing activities:
Capital expenditures	(132)	(99)
Expenditures for cable and satellite television distribution rights	(48)	(30)
Decreases in restricted cash	—	2
Changes in other noncurrent assets	(1)	(1)
Other investing activities	2	1
Net cash used in investing activities	(179)	(127)
Financing activities:
Principal payments of debt and capital lease obligations	(1,565)	(2,396)
Principal borrowings of debt from senior secured credit facility	1,470	726
Proceeds from issuance of senior secured notes, net of original issue discount	—	1,997
Payment of debt origination fees	(3)	(25)
Payment of bond premium fees	(18)	(32)
Dividends paid to Liberty	(444)	(764)
Dividends paid to noncontrolling interest	(20)	(25)
Other financing activities	(1)	(5)
Net cash used in financing activities	(581)	(524)
Effect of foreign exchange rate changes on cash and cash equivalents	(4)	(32)
Net increase in cash and cash equivalents	16	129
Cash and cash equivalents, beginning of period	347	457
Cash and cash equivalents, end of period	$363	586
Effects of changes in working capital items:
Decrease in accounts receivable	$319	341
Increase in inventories	(298)	(168)
Increase in prepaid expenses	(5)	(7)
Increase in accounts payable-trade	84	127
Decrease in accrued liabilities and other	(150)	(285)
Effects of changes in working capital items	$(50)	8

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statement of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2014	1	$—	6,787	(1,805)	(39)	103	5,046
Net income	—	—	—	377	—	25	402
Foreign currency translation adjustments	—	—	—	—	(77)	—	(77)
Dividends paid to Liberty and noncontrolling interest and other	—	—	—	(456)	—	(20)	(476)
Impact of tax liability allocation and indemnification agreement with Liberty	—	—	13	—	—	—	13
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	(7)	—	—	—	(7)
Excess tax benefit resulting from stock-based compensation	—	—	13	—	—	—	13
Stock-based compensation	—	—	24	—	—	—	24
Balance, September 30, 2015	1	$—	6,830	(1,884)	(116)	108	4,938

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) Basis of Presentation
QVC, Inc. (unless otherwise indicated or required by the context, the terms "we," "our," "us," the "Company" and "QVC" refer to QVC, Inc. and its consolidated subsidiaries) is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications. In the United States, QVC's live programming is distributed via its nationally televised shopping program 24 hours per day, 364 days per year ("QVC-U.S."). Internationally, QVC's program services are based in Germany ("QVC-Germany"), Japan ("QVC-Japan"), the United Kingdom ("QVC-U.K.") and Italy ("QVC-Italy"). QVC-Germany distributes its program 24 hours per day with 17 hours of live programming, QVC-Japan distributes live programming 24 hours per day, and QVC-U.K. distributes its program 24 hours per day with 16 hours of live programming. Effective March 9, 2015, QVC-U.K. reduced its total live programming from 17 hours to 16 hours by distributing recorded programming during the 1 a.m. to 2 a.m. hour. QVC-Italy distributes programming live for 17 hours per day on satellite and digital terrestrial television and an additional seven hours per day of recorded programming on satellite and seven hours per day of general interest programming on digital terrestrial television.
In June 2015, QVC expanded its global presence into France ("QVC-France"), launching its website on June 23, 2015 followed by the launch of television programming on August 1, 2015. On weekdays, QVC-France distributes programming live for eight hours per day, and an additional 14 hours per day of recorded programming and two hours per day of general interest programming. On weekends, QVC-France distributes programming live for 12 hours per day, and an additional 10 hours per day of recorded programming and two hours per day of general interest programming.
The Company's Japanese operations are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the nine months ended September 30, 2015 and 2014, QVC-Japan paid dividends to Mitsui of $20 million and $25 million, respectively.
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
We are an indirect wholly owned subsidiary of Liberty Interactive Corporation ("Liberty"), which owns interests in a broad range of digital commerce businesses. On October 3, 2014, we declared and paid a dividend in cash to Liberty in the amount of $1 billion with funds drawn from the Company's credit facility. Additionally, Liberty reattributed from the Interactive Group to the Ventures Group $970 million in cash and certain of its digital commerce companies, including Backcountry.com, Inc., Bodybuilding.com, LLC, CommerceHub, Provide Commerce, Inc., Evite, Inc. and LMC Right Start, Inc. As a result of these transactions, the Interactive Group is now referred to as the QVC Group, which tracks our Company, zulily (defined below) (as of October 1, 2015) and Liberty's 38% equity interest in HSN, Inc., one of our two closest televised shopping competitors, along with cash and certain liabilities. The Liberty Interactive tracking stock trading symbol "LINTA" was changed to "QVCA" and the "LINTB" trading symbol was changed to "QVCB," effective October 7, 2014. Effective June 4, 2015, the name of the “Liberty Interactive common stock” was changed to the “QVC Group common stock.”
On October 1, 2015, Liberty acquired all of the outstanding shares of zulily, inc. ("zulily") (now known as zulily, llc). zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day. zulily is attributed to the QVC Group and we believe that its business is complementary to our Company.
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
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14 which defers the effective date of ASU No. 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted for annual reporting periods beginning after December 15, 2016, which was the original effective date. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability. This ASU intends to simplify the presentation of debt issuance costs. This standard will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable International Financial Reporting Standards. Subsequent to the issuance of ASU 2015-03, the SEC staff made an announcement regarding the presentation of debt issuance costs associated with line-of-credit arrangements, which was codified by the FASB in ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The amendments in these new accounting standards are effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2015 and interim periods within those years. Early adoption is permitted for financial statements that have not been previously issued and retrospective application is required for each balance sheet presented. We plan to adopt this new guidance in the fourth quarter of 2015. The Company has determined there is no significant effect of the standards on its ongoing financial reporting.
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
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2015. The Company has determined there is no significant effect of the standard on its ongoing financial reporting.
Certain prior period amounts have been reclassified to conform with the current period presentation.
(2) Cable and Satellite Television Distribution Rights, Net
Cable and satellite television distribution rights consisted of the following:

(in millions)	September 30, 2015	December 31, 2014
Cable and satellite television distribution rights	$2,258	2,308
Less accumulated amortization	(1,894)	(1,847)
Cable and satellite television distribution rights, net	$364	461
The Company recorded amortization expense of $45 million and $46 million for the three months ended September 30, 2015 and 2014, respectively, related to cable and satellite television distribution rights. For the nine months ended September 30, 2015 and 2014, amortization expense for cable and satellite television distribution rights was $140 million and $139 million, respectively.
As of September 30, 2015, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2015	$43
2016	171
2017	118
2018	12
2019	9
The decrease in future amortization expense in 2018 is primarily due to the end of affiliation agreement terms for contracts in place at the time of Liberty's acquisition of QVC in 2003.
(3) Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 were as follows:

(in millions)	QVC-U.S.	QVC-Germany	QVC-Japan	QVC-U.K.	QVC-Italy	Total
Balance as of December 31, 2014	$4,190	308	253	203	137	5,091
Exchange rate fluctuations	—	(24)	(1)	(4)	(11)	(40)
Balance as of September 30, 2015	$4,190	284	252	199	126	5,051

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(4) Other Intangible Assets, Net
Other intangible assets consisted of the following:

	September 30, 2015			December 31, 2014
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$594	(404)	190	568	(369)	199
Affiliate and customer relationships	2,414	(2,076)	338	2,428	(1,958)	470
Debt origination fees	53	(12)	41	60	(14)	46
Trademarks (indefinite life)	2,428	—	2,428	2,428	—	2,428
	$5,489	(2,492)	2,997	5,484	(2,341)	3,143
The Company recorded amortization expense of $63 million and $67 million for the three months ended September 30, 2015 and 2014, respectively, related to other intangible assets. For the nine months ended September 30, 2015 and 2014, amortization expense for other intangible assets was $201 million and $197 million, respectively.
As of September 30, 2015, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2015	$69
2016	267
2017	175
2018	31
2019	9
The decrease in future amortization expense in 2018 is primarily due to the end of the useful lives of the affiliate and customer relationships in place at the time of Liberty's acquisition of QVC in 2003.
(5) Accrued Liabilities
Accrued liabilities consisted of the following:

(in millions)	September 30, 2015	December 31, 2014
Accounts payable non-trade	$185	200
Accrued compensation and benefits	115	110
Deferred revenue	90	85
Allowance for sales returns	84	109
Income taxes	72	137
Sales and other taxes	49	83
Accrued interest	47	79
Other	72	82
	$714	885

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(6) Long-Term Debt
Long-term debt consisted of the following:

(in millions)	September 30, 2015	December 31, 2014
3.125% Senior Secured Notes due 2019, net of original issue discount	$399	399
7.375% Senior Secured Notes due 2020	—	500
5.125% Senior Secured Notes due 2022	500	500
4.375% Senior Secured Notes due 2023, net of original issue discount	750	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	600
4.45% Senior Secured Notes due 2025, net of original issue discount	599	599
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
Senior secured credit facility	920	508
Capital lease obligations	76	74
Total debt	4,543	4,629
Less current portion	(9)	(9)
Long-term portion of debt and capital lease obligations	$4,534	4,620
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and certain of its subsidiaries and have equal priority to the senior secured credit facility. The interest on all of QVC's senior secured notes is payable semi-annually.
On April 15, 2015, QVC completed the redemption of $500 million principal amount of its 7.375% Senior Secured Notes due 2020, whereby holders received consideration of $1,036.88 for each $1,000 of principal tendered. As a result of the redemption, the Company recorded an extinguishment loss in the condensed consolidated statements of operations of $21 million for the nine months ended September 30, 2015.
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
QVC had $1.3 billion available under the terms of the senior secured credit facility at September 30, 2015 (see Note 13). The interest rate on the senior secured credit facility was 1.7% at September 30, 2015.

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
Other Debt Related Information
QVC was in compliance with all of its debt covenants at September 30, 2015.
During the quarter, there were no significant changes to QVC's debt credit ratings.
The weighted average rate applicable to all of the outstanding debt (excluding capital leases) was 4.1% as of September 30, 2015.
(7) Leases and Transponder Service Arrangements
Future minimum payments under noncancelable operating leases and capital transponder leases with initial terms of one year or more and the lease related to our West Coast Distribution Center at September 30, 2015 consisted of the following:

(in millions)	Capital transponders	Operating leases	Build to suit lease
Remainder of 2015	$3	5	—
2016	11	20	—
2017	12	18	5
2018	14	16	6
2019	13	13	6
Thereafter	29	96	79
Total	$82	168	96
The Company has entered into twelve separate capital lease agreements with transponder suppliers to transmit its signals in the U.S., Germany and France at an aggregate monthly cost of $1 million. Depreciation expense related to the transponders was $3 million for both the three months ended September 30, 2015 and 2014. For the nine months ended September 30, 2015 and 2014, depreciation expense related to the transponders was $10 million and $9 million, respectively. Total future minimum capital lease payments of $82 million include $6 million of imputed interest. The transponder service agreements for our U.S. transponders expire between 2019 and 2023. The transponder service agreements for our international transponders expire between 2019 and 2024.
Expenses for operating leases, principally for data processing equipment, facilities, satellite uplink service agreements and the West Coast Distribution Center land, amounted to $7 million and $6 million for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, expenses for operating leases were $19 million and $20 million, respectively.
On July 2, 2015, QVC entered into a lease (the “Lease”) for a new distribution center. Pursuant to the Lease, the landlord is building an approximately one million square foot rental building in Ontario, California (the “Premises”), and thereafter will lease the Premises to QVC as its new west coast distribution center for an initial term of 15 years. Under the Lease, QVC is required to pay an initial base rent of approximately $6 million a year, increasing to approximately $8 million a year by the final year of the initial term, as well as all real estate taxes and other building operating costs. QVC also has an option to extend the term of the Lease for up to two consecutive terms of 10 years each.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

QVC has the right to obtain the Premises and related land from the landlord by entering into an amended and restated lease at any time during the twenty-fifth or twenty-sixth months of the Lease's initial term with a $10 million initial payment and annual payments of $12 million over a term of 13 years.
We have concluded that we are the deemed owner (for accounting purposes only) of the Premises during the construction period under build to suit lease accounting. Building construction began in July of 2015. During the construction period, we are recording estimated project construction costs incurred by the landlord as a construction-in-progress asset and a corresponding long-term liability in “Property and equipment, net” and “Other long-term liabilities,” respectively, on our consolidated balance sheet. In addition, the Company will pay for normal tenant improvements and certain structural improvements and will record these amounts as part of the construction-in-progress asset. As of September 30, 2015 the construction-in-progress asset related to the West Coast Distribution Center was $14 million.
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
If the Lease does not meet “sale-leaseback” criteria, we will treat the Lease as a financing obligation and lease payments will be attributed to: (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense representing an imputed cost to lease the underlying land of the Premises. In addition, the building asset will be depreciated over its estimated useful life. Although we will not begin making monthly lease payments pursuant to the Lease until February 2017, the portion of the lease obligations allocated to the land are being treated for accounting purposes as an operating lease that commenced in 2015. If the Company does not exercise its right to obtain the Premises and related land, the Company will derecognize both the net book values of the asset and the financing obligation at the conclusion of the lease term.
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
For the three months ended September 30, 2015, the Company recorded a tax provision of $86 million, which represented an effective tax rate of 35.8%. For the nine months ended September 30, 2015, the Company recorded a tax provision of $243 million, which represented an effective tax rate of 37.7%. These rates differ from the U.S. federal income tax rate of 35.0% due primarily to state tax expense.
QVC is party to ongoing discussions with the Internal Revenue Service under the Compliance Assurance Process audit program. The Company files Federal tax returns on a consolidated basis with its parent company, Liberty. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of September 30, 2015, the Company, or one of its subsidiaries, was under examination in California, New York State, New York City, and Pennsylvania as well as in Germany, the U.K. and Italy.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The amounts of the tax-related balances due to Liberty at September 30, 2015 and December 31, 2014 were $15 million and $55 million, respectively, and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.
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
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at September 30, 2015 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$235	235	—	—
Long-term liabilities:
Debt (note 6)	4,397	—	4,397	—

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
Performance measures

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QVC-U.S.	$1,420	333	1,368	329	4,168	988	4,025	955
QVC-Germany	199	36	229	42	602	110	706	121
QVC-Japan	192	35	216	41	590	111	673	131
QVC-U.K.	168	33	173	31	497	96	516	91
QVC-Italy	28	—	34	(1)	86	(3)	100	(5)
QVC-France	—	(7)	—	(3)	—	(16)	—	(3)
Consolidated QVC	$2,007	430	2,020	439	5,943	1,286	6,020	1,290
Net revenue amounts by product category are not available from our general purpose financial statements.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Other information

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QVC-U.S.	$15	97	14	98	47	303	41	290
QVC-Germany	7	7	8	9	20	23	24	28
QVC-Japan	5	2	5	3	15	6	14	7
QVC-U.K.	3	2	5	3	11	8	13	10
QVC-Italy	2	—	2	—	7	1	8	1
QVC-France	1	—	—	—	1	—	—	—
Consolidated QVC	$33	108	34	113	101	341	100	336

	September 30, 2015		December 31, 2014
(in millions)	Total assets	Capital expenditures	Total assets	Capital expenditures
QVC-U.S.	$9,925	98	10,133	141
QVC-Germany	851	7	915	10
QVC-Japan	619	2	644	2
QVC-U.K.	500	10	537	16
QVC-Italy	224	2	245	13
QVC-France	28	13	2	1
Consolidated QVC	$12,147	132	12,476	183
Long-lived assets, net of accumulated depreciation, by geographic area were as follows:

(in millions)	September 30, 2015	December 31, 2014
QVC-U.S.	$479	463
QVC-Germany	180	209
QVC-Japan	161	176
QVC-U.K.	107	120
QVC-Italy	48	57
QVC-France	22	1
Consolidated QVC	$997	1,026
The following table provides a reconciliation of Adjusted OIBDA to income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Adjusted OIBDA	$430	439	1,286	1,290
Stock-based compensation	(9)	(16)	(24)	(34)
Depreciation and amortization	(141)	(147)	(442)	(436)
Equity in losses of investee	(3)	(2)	(7)	(5)
Interest expense, net	(49)	(60)	(158)	(182)
Foreign currency gain	12	2	11	2
Loss on extinguishment of debt	—	(48)	(21)	(48)
Income before income taxes	$240	168	645	587

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(12) Other Comprehensive (Loss) Income
The change in the component of accumulated other comprehensive (loss) income, net of taxes ("AOCI"), is summarized as follows:

(in millions)	Foreign currency translation adjustments	AOCI
Balance at January 1, 2015	$(39)	(39)
Other comprehensive loss attributable to QVC, Inc. stockholder	(77)	(77)
Balance at September 30, 2015	(116)	(116)

Balance at January 1, 2014	$139	139
Other comprehensive loss attributable to QVC, Inc. stockholder	(94)	(94)
Balance at September 30, 2014	45	45
The component of other comprehensive income is reflected in QVC's condensed consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive income:

(in millions)	Before-tax amount	Tax benefit	Net-of-tax amount
Three months ended September 30, 2015:
Foreign currency translation adjustments	$(9)	12	3
Other comprehensive (loss) income	(9)	12	3

Three months ended September 30, 2014:
Foreign currency translation adjustments	$(145)	29	(116)
Other comprehensive loss	(145)	29	(116)

Nine months ended September 30, 2015:
Foreign currency translation adjustments	$(89)	12	(77)
Other comprehensive loss	(89)	12	(77)

Nine months ended September 30, 2014:
Foreign currency translation adjustments	$(124)	26	(98)
Other comprehensive loss	(124)	26	(98)
(13) Subsequent Events
Subsequent to September 30, 2015, QVC declared and paid a dividend to Liberty in the amount of $910 million to support Liberty’s purchase of zulily. We borrowed from our Senior Secured Credit Facility to fund this dividend.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(14) Guarantor/Non-guarantor Subsidiary Financial Information
The following information contains the condensed consolidating financial statements for the Company, the parent on a stand-alone basis (QVC, Inc.), the combined subsidiary guarantors (Affiliate Relations Holdings, Inc.; Affiliate Investment, Inc.; AMI 2, Inc.; ER Marks, Inc.; QVC International Ltd; QVC Rocky Mount, Inc.; QVC San Antonio, LLC; Global Holdings I, Inc.; and Global Holdings II, Inc.) and the combined non-guarantor subsidiaries pursuant to Rule 3-10 of Regulation S-X. Certain non-guarantor subsidiaries are majority-owned by QVC International Ltd, which is a guarantor subsidiary.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Balance Sheets

September 30, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$2	135	226	—	363
Restricted cash	9	—	3	—	12
Accounts receivable, net	660	—	214	—	874
Inventories	899	—	267	—	1,166
Deferred income taxes	175	26	11	—	212
Prepaid expenses	24	—	29	—	53
Total current assets	1,769	161	750	—	2,680
Property and equipment, net	277	67	653	—	997
Cable and satellite television distribution rights, net	—	315	49	—	364
Goodwill	4,191	—	860	—	5,051
Other intangible assets, net	899	2,050	48	—	2,997
Other noncurrent assets	6	—	52	—	58
Investments in subsidiaries	3,662	2,679	—	(6,341)	—
Total assets	$10,804	5,272	2,412	(6,341)	12,147
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$3	—	6	—	9
Accounts payable-trade	493	—	229	—	722
Accrued liabilities	136	160	418	—	714
Intercompany accounts payable (receivable)	500	1,303	(1,803)	—	—
Total current liabilities	1,132	1,463	(1,150)	—	1,445
Long-term portion of debt and capital lease obligations	4,480	—	54	—	4,534
Deferred compensation	14	—	—	—	14
Deferred income taxes	237	780	16	—	1,033
Other long-term liabilities	111	—	72	—	183
Total liabilities	5,974	2,243	(1,008)	—	7,209
Equity:
QVC, Inc. stockholder's equity	4,830	3,029	3,312	(6,341)	4,830
Noncontrolling interest	—	—	108	—	108
Total equity	4,830	3,029	3,420	(6,341)	4,938
Total liabilities and equity	$10,804	5,272	2,412	(6,341)	12,147

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Three months ended September 30, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,458	223	641	(315)	2,007
Cost of goods sold	905	27	385	(51)	1,266
Gross profit	553	196	256	(264)	741
Operating expenses:
Operating	95	63	88	(72)	174
Selling, general and administrative, including stock-based compensation	255	—	83	(192)	146
Depreciation	11	2	20	—	33
Amortization	56	40	12	—	108
	417	105	203	(264)	461
Operating income	136	91	53	—	280
Other (expense) income:
Equity in losses of investee	—	—	(3)	—	(3)
Interest expense, net	(50)	—	1	—	(49)
Foreign currency gain	2	7	3	—	12
Intercompany interest (expense) income	(1)	(21)	22	—	—
	(49)	(14)	23	—	(40)
Income before income taxes	87	77	76	—	240
Income tax expense	(23)	(25)	(38)	—	(86)
Equity in earnings of subsidiaries, net of tax	90	37	—	(127)	—
Net income	154	89	38	(127)	154
Less net income attributable to the noncontrolling interest	(8)	—	(8)	8	(8)
Net income attributable to QVC, Inc. stockholder	$146	89	30	(119)	146

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Three months ended September 30, 2014
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,404	210	745	(339)	2,020
Cost of goods sold	873	27	430	(64)	1,266
Gross profit	531	183	315	(275)	754
Operating expenses:
Operating	115	61	95	(93)	178
Selling, general and administrative, including stock-based compensation	250	—	85	(182)	153
Depreciation	10	1	23	—	34
Amortization	56	39	18	—	113
	431	101	221	(275)	478
Operating income	100	82	94	—	276
Other (expense) income:
Equity in losses of investee	—	—	(2)	—	(2)
Interest expense, net	(60)	—	—	—	(60)
Foreign currency gain (loss)	6	(2)	(2)	—	2
Loss on extinguishment of debt	(48)	—	—	—	(48)
Intercompany interest (expense) income	(6)	13	(7)	—	—
	(108)	11	(11)	—	(108)
(Loss) income before income taxes	(8)	93	83	—	168
Income tax expense	(15)	(29)	(21)	—	(65)
Equity in earnings of subsidiaries, net of tax	126	13	—	(139)	—
Net income	103	77	62	(139)	103
Less net income attributable to the noncontrolling interest	(8)	—	(8)	8	(8)
Net income attributable to QVC, Inc. stockholder	$95	77	54	(131)	95

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Nine months ended September 30, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$4,282	645	1,938	(922)	5,943
Cost of goods sold	2,632	75	1,153	(139)	3,721
Gross profit	1,650	570	785	(783)	2,222
Operating expenses:
Operating	294	181	266	(224)	517
Selling, general and administrative, including stock-based compensation	757	—	245	(559)	443
Depreciation	32	6	63	—	101
Amortization	175	121	45	—	341
	1,258	308	619	(783)	1,402
Operating income	392	262	166	—	820
Other (expense) income:
Equity in losses of investee	—	—	(7)	—	(7)
Interest expense, net	(157)	—	(1)	—	(158)
Foreign currency gain (loss)	7	(6)	10	—	11
Loss on extinguishment of debt	(21)	—	—	—	(21)
Intercompany interest (expense) income	(7)	(30)	37	—	—
	(178)	(36)	39	—	(175)
Income before income taxes	214	226	205	—	645
Income tax expense	(63)	(101)	(79)	—	(243)
Equity in earnings of subsidiaries, net of tax	251	145	—	(396)	—
Net income	402	270	126	(396)	402
Less net income attributable to the noncontrolling interest	(25)	—	(25)	25	(25)
Net income attributable to QVC, Inc. stockholder	$377	270	101	(371)	377

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Nine months ended September 30, 2014
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$4,133	601	2,196	(910)	6,020
Cost of goods sold	2,565	75	1,308	(176)	3,772
Gross profit	1,568	526	888	(734)	2,248
Operating expenses:
Operating	276	174	295	(209)	536
Selling, general and administrative, including stock-based compensation	713	—	268	(525)	456
Depreciation	29	4	67	—	100
Amortization	166	115	55	—	336
	1,184	293	685	(734)	1,428
Operating income	384	233	203	—	820
Other (expense) income:
Equity in losses of investee	—	—	(5)	—	(5)
Interest expense, net	(173)	—	(9)	—	(182)
Foreign currency gain (loss)	3	(2)	1	—	2
Loss on extinguishment of debt	(48)	—	—	—	(48)
Intercompany interest and other (expense) income	(16)	39	(3)	(20)	—
	(234)	37	(16)	(20)	(233)
Income before income taxes	150	270	187	(20)	587
Income tax expense	(22)	(81)	(119)	—	(222)
Equity in earnings (losses) of subsidiaries, net of tax	237	(6)	—	(231)	—
Net income	365	183	68	(251)	365
Less net income attributable to the noncontrolling interest	(27)	—	(27)	27	(27)
Net income attributable to QVC, Inc. stockholder	$338	183	41	(224)	338

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

Three months ended September 30, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$154	89	38	(127)	154
Foreign currency translation adjustments	3	—	3	(3)	3
Total comprehensive income	157	89	41	(130)	157
Comprehensive income attributable to noncontrolling interest	(11)	—	(11)	11	(11)
Comprehensive income attributable to QVC, Inc. stockholder	$146	89	30	(119)	146
Condensed Consolidating Statements of Comprehensive Income

Three months ended September 30, 2014
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$103	77	62	(139)	103
Foreign currency translation adjustments	(116)	—	(116)	116	(116)
Total comprehensive (loss) income	(13)	77	(54)	(23)	(13)
Comprehensive income attributable to noncontrolling interest	(1)	—	(1)	1	(1)
Comprehensive (loss) income attributable to QVC, Inc. stockholder	$(14)	77	(55)	(22)	(14)

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

Nine months ended September 30, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$402	270	126	(396)	402
Foreign currency translation adjustments	(77)	—	(77)	77	(77)
Total comprehensive income	325	270	49	(319)	325
Comprehensive income attributable to noncontrolling interest	(25)	—	(25)	25	(25)
Comprehensive income attributable to QVC, Inc. stockholder	$300	270	24	(294)	300
Condensed Consolidating Statements of Comprehensive Income

Nine months ended September 30, 2014
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$365	183	68	(251)	365
Foreign currency translation adjustments	(98)	—	(98)	98	(98)
Total comprehensive income (loss)	267	183	(30)	(153)	267
Comprehensive income attributable to noncontrolling interest	(23)	—	(23)	23	(23)
Comprehensive income (loss) attributable to QVC, Inc. stockholder	$244	183	(53)	(130)	244

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Cash Flows

Nine months ended September 30, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$351	152	277	—	780
Investing activities:
Capital expenditures	(90)	(6)	(36)	—	(132)
Expenditures for cable and satellite television distribution rights, net	—	(45)	(3)	—	(48)
Decrease (increase) in restricted cash	1	—	(1)	—	—
Changes in other noncurrent assets	—	—	(1)	—	(1)
Other investing activities	2	—	—	—	2
Intercompany investing activities	339	382	—	(721)	—
Net cash provided by (used in) investing activities	252	331	(41)	(721)	(179)
Financing activities:
Principal payments of debt and capital lease obligations	(1,560)	—	(5)	—	(1,565)
Principal borrowings of debt from senior secured credit facility	1,470	—	—	—	1,470
Payment of debt origination fees	(3)	—	—	—	(3)
Payment of bond premium fees	(18)	—	—	—	(18)
Other financing activities	(1)	—	—	—	(1)
Dividends paid to Liberty	(444)	—	—	—	(444)
Dividends paid to noncontrolling interest	—	—	(20)	—	(20)
Net short-term intercompany debt (repayments) borrowings	(884)	2,224	(1,340)	—	—
Other intercompany financing activities	837	(2,695)	1,137	721	—
Net cash (used in) provided by financing activities	(603)	(471)	(228)	721	(581)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(4)	—	(4)
Net increase in cash and cash equivalents	—	12	4	—	16
Cash and cash equivalents, beginning of period	2	123	222	—	347
Cash and cash equivalents, end of period	$2	135	226	—	363

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Cash Flows

Nine months ended September 30, 2014
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$311	273	228	—	812
Investing activities:
Capital expenditures	(103)	(3)	27	(20)	(99)
Expenditures for cable and satellite television distribution rights, net	—	(30)	—	—	(30)
Decrease in restricted cash	1	—	1	—	2
Changes in other noncurrent assets	(1)	—	—	—	(1)
Other investing activities	1	—	—	—	1
Intercompany investing activities	258	78	—	(336)	—
Net cash provided by (used in) investing activities	156	45	28	(356)	(127)
Financing activities:
Principal payments of debt and capital lease obligations	(2,388)	—	(8)	—	(2,396)
Principal borrowings of debt from senior secured credit facility	726	—	—	—	726
Proceeds from issuance of senior secured notes, net of original issue discount	1,997	—	—	—	1,997
Payment of debt origination fees	(25)	—	—	—	(25)
Payment of bond premium fees	(32)	—	—	—	(32)
Other financing activities	(5)	—	—	—	(5)
Dividends paid to Liberty	(764)	—	—	—	(764)
Dividends paid to noncontrolling interest	—	—	(25)	—	(25)
Net short-term intercompany debt borrowings (repayments)	90	76	(166)	—	—
Other intercompany financing activities	(143)	(302)	89	356	—
Net cash used in financing activities	(544)	(226)	(110)	356	(524)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(32)	—	(32)
Net (decrease) increase in cash and cash equivalents	(77)	92	114	—	129
Cash and cash equivalents, beginning of period	78	133	246	—	457
Cash and cash equivalents, end of period	$1	225	360	—	586

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
In June 2015, QVC expanded its global presence into France ("QVC-France"), launching its website on June 23, 2015 followed by the launch of television programming on August 1, 2015. On weekdays, QVC-France distributes programming live for eight hours per day, and an additional 14 hours per day of recorded programming and two hours per day of general interest programming. On weekends, QVC-France distributes programming live for 12 hours per day, and an additional 10 hours per day of recorded programming and two hours per day of general interest programming.
The Company's Japanese operations are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the nine months ended September 30, 2015 and 2014, QVC-Japan paid dividends to Mitsui of $20 million and $25 million, respectively.
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
We are an indirect wholly owned subsidiary of Liberty, which owns interests in a broad range of digital commerce businesses. On October 3, 2014, we declared and paid a dividend in cash to Liberty in the amount of $1 billion with funds drawn from the Company's credit facility. Additionally, Liberty reattributed from the Interactive Group to the Ventures Group $970 million in cash and certain of its digital commerce companies, including Backcountry.com, Inc., Bodybuilding.com, LLC, CommerceHub, Provide Commerce, Inc., Evite, Inc. and LMC Right Start, Inc. As a result of these transactions, the Interactive Group is now referred to as the QVC Group, which tracks our Company, zulily (defined below) (as of October 1, 2015) and Liberty's 38% equity interest in HSN, Inc., one of our two closest televised shopping competitors, along with cash and certain liabilities. The Liberty Interactive tracking stock trading symbol LINTA was changed to "QVCA" and the "LINTB" trading symbol was changed to "QVCB," effective October 7, 2014. Effective June 4, 2015, the name of the “Liberty Interactive common stock” was changed to the “QVC Group common stock.”
On October 1, 2015, Liberty acquired all of the outstanding shares of zulily, inc. ("zulily") (now known as zulily, llc). zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day. zulily is attributed to the QVC Group and we believe that its business is complementary to our Company.

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

Results of Operations
QVC's operating results were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Net revenue	$2,007	2,020	5,943	6,020
Costs of goods sold	1,266	1,266	3,721	3,772
Gross profit	741	754	2,222	2,248
Operating expenses:
Operating	174	178	517	536
Selling, general and administrative, excluding stock-based compensation	137	137	419	422
Adjusted OIBDA	430	439	1,286	1,290
Stock-based compensation	9	16	24	34
Depreciation	33	34	101	100
Amortization	108	113	341	336
Operating income	280	276	820	820
Other (expense) income:
Equity in losses of investee	(3)	(2)	(7)	(5)
Interest expense, net	(49)	(60)	(158)	(182)
Foreign currency gain	12	2	11	2
Loss on extinguishment of debt	—	(48)	(21)	(48)
	(40)	(108)	(175)	(233)
Income before income taxes	240	168	645	587
Income tax expense	(86)	(65)	(243)	(222)
Net income	154	103	402	365
Less net income attributable to the noncontrolling interest	(8)	(8)	(25)	(27)
Net income attributable to QVC, Inc. stockholder	$146	95	377	338
Net revenue
Net revenue was generated in the following geographical areas:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
QVC-U.S.	$1,420	1,368	4,168	4,025
QVC-Germany	199	229	602	706
QVC-Japan	192	216	590	673
QVC-U.K.	168	173	497	516
QVC-Italy	28	34	86	100
Consolidated QVC	$2,007	2,020	5,943	6,020

QVC's consolidated net revenue decreased 0.6% and 1.3% for the three and nine month periods ended September 30, 2015 as compared to the corresponding periods in the prior year. The three month decrease in net revenue of $13 million was primarily comprised of $91 million in unfavorable foreign currency rates in all countries, an increase in estimated product returns of $25 million primarily in the U.S. and Germany, a decrease in shipping and handling revenue of $14 million and a decrease in other revenues of $5 million primarily in the U.S. These amounts were partially offset by $89 million due to a 4.0% increase in units sold and $33 million due to a 1.4% increase in the consolidated average selling price per unit ("ASP"). The nine month decrease in net revenue of $77 million was primarily comprised of $296 million in unfavorable foreign currency rates in all countries, an increase in estimated product returns of $78 million primarily in the U.S. and Germany, a decrease in shipping and handling revenue of $49 million and a decrease in other revenues of $11 million primarily in the U.S. These amounts were partially offset by $230 million due to a 3.4% increase in units sold and $127 million due to a 1.8% increase in the consolidated ASP.
For both the three and nine month periods ended September 30, 2015, the increase in estimated product returns in the U.S. and Germany was primarily due to the sales increases and a shift in the product mix. As expected, shipping and handling revenue decreased in the U.S. as a result of the Company's new shipping and handling pricing which became effective February 2, 2015 that provides for changes in standard shipping rates and a change in QVC’s shipping and handling refund policy.
During the three and nine month periods ended September 30, 2015, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar continues to strengthen against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
The percentage increase (decrease) in net revenue for each of QVC's geographic areas in U.S. Dollars and in local currency was as follows:

	Three months ended September 30, 2015		Nine months ended September 30, 2015
	U.S. Dollars	Local currency	U.S. Dollars	Local currency
QVC-U.S.	3.8%	3.8%	3.6%	3.6%
QVC-Germany	(13.1)%	3.0%	(14.7)%	3.5%
QVC-Japan	(11.1)%	4.8%	(12.3)%	3.0%
QVC-U.K.	(2.9)%	5.3%	(3.7)%	5.2%
QVC-Italy	(17.6)%	2.4%	(14.0)%	5.1%
QVC-U.S. net revenue growth for the three and nine month periods ended September 30, 2015 was primarily due to a 5.2% and 4.1% increase in units shipped and a 0.8% and 1.6% increase in ASP, offset by the increase in estimated product returns and lower shipping and handling revenue as discussed in the above paragraph. For both the three and nine month periods ended September 30, 2015, QVC-U.S. experienced shipped sales growth in the apparel, accessories, home and beauty categories offset by declines in electronics and jewelry. For the three months ended September 30, 2015, QVC-Germany experienced shipped sales growth in local currency primarily in the apparel, jewelry and home categories offset by declines primarily in the electronics category. For the nine months ended September 30, 2015, QVC-Germany experienced shipped sales growth in local currency in all categories except electronics. For both the three and nine month periods ended September 30, 2015, QVC-Japan's shipped sales in local currency increased primarily in the home and beauty categories partially offset by declines in accessories, apparel and electronics. For both the three and nine month periods ended September 30, 2015, QVC-U.K.'s shipped sales growth in local currency increased primarily in the jewelry and apparel categories offset by declines primarily in electronics. For the three months ended September 30, 2015, QVC-Italy's shipped sales growth in local currency increased primarily in the electronics, accessories and beauty categories offset by declines in jewelry. For the nine months ended September 30, 2015, QVC-Italy's shipped sales growth in local currency increased primarily in the beauty, apparel and accessories categories offset by declines in electronics and jewelry.

Gross profit
QVC's gross profit percentage was 36.9% and 37.4% for the three and nine month periods ended September 30, 2015, respectively, compared to 37.3% for each of the three and nine month periods ended September 30, 2014. For the three months ended September 30, 2015, the gross profit percentage decreased primarily in the U.S. due to increased obsolescence and freight costs partially offset by improved product margins. For the nine months ended September 30, 2015, the gross profit percentage remained relatively stable compared to the prior period.
Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees, telecommunications expenses and production costs. Operating expenses decreased $4 million or 2.2% and decreased $19 million or 3.5% for the three and nine month periods ended September 30, 2015, respectively.
For the three months ended September 30, 2015, operating expenses decreased due to foreign currency exchange rate impacts of $10 million, partially offset by a $3 million increase in commissions, a $2 million increase in credit card processing fees and a $1 million increase in customer service expenses. For the nine months ended September 30, 2015, operating expenses decreased due to foreign currency exchange rate impacts of $33 million, partially offset by a $8 million increase in commissions and a $6 million increase in credit card processing fees.
For the three months ended September 30, 2015, the increase in commission expenses was primarily due to increased sales in the U.S. The increase in customer service expenses was primarily due to increased personnel costs. For the nine months ended September 30, 2015, the increase in commissions was due to increased sales in the U.S. and higher programming distribution expenses in Japan. For both the three and nine month periods ended September 30, 2015, the increase in credit card processing fees was due to increased sales in the U.S.
Selling, general and administrative expenses (excluding stock-based compensation)
QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income and marketing and advertising expenses. Such expenses remained flat for the three months ended September 30, 2015 compared to the prior year and decreased $3 million for the nine months ended September 30, 2015 compared to the prior year. SG&A expenses as a percent of net revenue remained flat at 6.8% and increased from 7.0% to 7.1% for the three and nine month periods ended September 30, 2015, respectively, as compared to the three and nine month periods ended September 30, 2014.
For the three months ended September 30, 2015, the positive impact of foreign currency exchange rates was offset by increases in personnel costs which were a result of staffing for the France start-up and an increase in bonus and merit primarily in Germany and Japan. For the nine months ended September 30, 2015, the decrease was primarily due to the positive impact of foreign currency exchange rates and an increase in credit card income due to favorable economics of the Q-Card portfolio in the U.S. offset by increases in personnel costs. The increase in personnel costs was primarily due to an increase in bonus, benefit and merit primarily in the U.S. and Japan, an increase in severance costs primarily in the U.S., and staffing for the France start-up.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC recorded $9 million and $16 million of stock-based compensation expense for the three months ended September 30, 2015 and 2014, respectively, and $24 million and $34 million of stock-based compensation expense for the nine months ended September 30, 2015 and 2014, respectively. Stock-based compensation decreased due to the acceleration of vesting of certain awards in the prior year period.

Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Affiliate agreements	$36	37	109	113
Customer relationships	43	43	128	129
Acquisition related amortization	79	80	237	242
Property and equipment	33	34	101	100
Software amortization	19	22	72	65
Channel placement amortization and related expenses	10	11	32	29
Total depreciation and amortization	$141	147	442	436
Equity in losses of investee
The losses were associated with our joint venture in China that is accounted for as an equity method investment.
Interest expense, net
For the three and nine month periods ended September 30, 2015, consolidated interest expense, net decreased $11 million or 18.3% and $24 million or 13.2%, respectively, as compared to the corresponding period in the prior year. The decrease is primarily due to lower average interest rates as a result of the redemption on April 15, 2015 of QVC's $500 million principal amount of its 7.375% Senior Secured Notes due 2020 and the $769 million principal amount of its 7.5% Senior Secured Notes due 2019 which were redeemed in September 2014. As a result of the redemptions, QVC increased its borrowing on the senior secured credit facility which has lower average interest rates than the senior secured notes mentioned above.
Foreign currency gain
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. The change in foreign currency gain was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.
Loss on extinguishment of debt
On April 15, 2015, QVC completed the redemption of $500 million principal amount of its 7.375% Senior Secured Notes due 2020, whereby holders received consideration of $1,036.88 for each $1,000 of principal tendered. As a result of the redemption, the Company recorded an extinguishment loss in the condensed consolidated statements of operations of $21 million for the nine months ended September 30, 2015.
Income taxes
Our effective tax rate was 35.8%, and 37.7% for the three and nine month periods ended September 30, 2015, respectively, and our effective tax rate for the three and nine month periods ended September 30, 2014 was 38.7% and 37.8%, respectively. These rates differ from the U.S. federal income tax rate of 35.0% primarily due to state tax expense. We do not expect our effective tax rates to differ significantly in future periods.

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
As of September 30, 2015, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
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

QVC had $1.3 billion available under the terms of the senior secured credit facility at September 30, 2015. The interest rate on the senior secured credit facility was 1.7% at September 30, 2015. Subsequent to September 30, 2015, QVC borrowed under the senior secured credit facility to fund a dividend of $910 million to Liberty to support Liberty's purchase of zulily. This subsequent borrowing did not have an impact on compliance with our debt covenants. Based on our current operations and expectations for future operating results, we believe that cash generated from operations, together with remaining available borrowings under our credit facility, will be adequate to meet our current and expected operating activities, capital purchases, payments to Liberty, and interest payments for the foreseeable future, although no assurance can be given in this regard.
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
Other Debt Related Information
QVC was in compliance with all of its debt covenants at September 30, 2015.
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
Additional Cash Flow Information
During the nine months ended September 30, 2015, QVC's primary uses of cash were $1,565 million of principal payments on debt and capital lease obligations, $444 million of dividends to Liberty, $180 million of capital and cable and satellite television distribution rights expenditures, $20 million in dividend payments from QVC-Japan to Mitsui, and $18 million of bond premium fees. These uses of cash were funded primarily with $1,470 million of principal borrowings from the senior secured credit facility and $780 million of cash provided by operating activities. As of September 30, 2015, QVC's cash and cash equivalents balance (excluding restricted cash) was $363 million.
During the nine months ended September 30, 2014, our primary uses of cash were $2,396 million of principal payments on debt and capital lease obligations, $764 million of dividends to Liberty, $99 million of capital expenditures, $32 million of premiums paid related to the call of QVC's existing 7.5% Senior Secured Notes due 2019, $30 million of cable and satellite television distribution rights expenditures, $25 million in debt origination fees and a $25 million dividend payment from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,997 million of net proceeds from the issuance of our 3.125% Senior Secured Notes due 2019 and 4.850% Senior Secured Notes due 2024 in March 2014 and our 4.45% Senior Secured Notes due 2025 and 5.45% Senior Secured Notes due 2034 in August 2014; $726 million of principal borrowings from the senior secured credit facility and $812 million of cash provided by operating activities. As of September 30, 2014, our cash balance (excluding restricted cash) was $586 million.
The change in cash provided by operating activities for the nine months ended September 30, 2015 compared to the previous year was primarily due to variances in inventories and accounts payable, offset by variances in accrued liabilities. The variances in inventories are primarily due to increases in inventory balances in all markets. The variances in accrued liabilities and accounts payable balances are primarily due to the timing of payments to vendors.

As of September 30, 2015, $215 million of the $363 million in cash and cash equivalents was held by foreign subsidiaries. Cash in foreign subsidiaries is generally accessible, but certain tax consequences may reduce the net amount of cash we are able to utilize for U.S. purposes. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately one-half of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
Other
Capital expenditures spending in 2015 is expected to be between $195 to $205 million, including $132 million already expended.
Refer to the chart under the "Off-balance Sheet Arrangements and Aggregate Contractual Obligations" section below for additional information concerning the amount and timing of expected future payments under QVC's contractual obligations at September 30, 2015.
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
Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations at September 30, 2015 is summarized below:

	Payments due by period
(in millions)	Remainder of 2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt (1) (2)	$—	—	—	—	400	4,070	4,470
Interest payments (3)	26	185	185	185	179	1,220	1,980
Capital lease obligations (including imputed interest)	3	11	12	14	13	29	82
Operating lease obligations	5	20	18	16	13	96	168
Build to suit lease	$—	—	5	6	6	79	96
(1) Amounts exclude capital lease obligations and the issue discounts on the 3.125%, 4.375%, 4.85%, 4.45%, 5.45% and 5.95% Senior Secured Notes.
(2) Refer to Note 13 to the accompanying condensed consolidated financial statements for information regarding an increase to the credit facility balance subsequent to September 2015.
(3) Amounts (i) are based on the terms of QVC's senior secured credit facility and senior secured notes, (ii) assumes the interest rates on the floating rate debt remain constant at the rates in effect as of September 30, 2015, (iii) assumes that our existing debt is repaid at maturity and (iv) excludes capital lease obligations.
Our purchase obligations did not materially change as of September 30, 2015.

Recent Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14 which defers the effective date of ASU No. 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted for annual reporting periods beginning after December 15, 2016, which was the original effective date. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability. This ASU intends to simplify the presentation of debt issuance costs. This standard will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable International Financial Reporting Standards. Subsequent to the issuance of ASU 2015-03, the SEC staff made an announcement regarding the presentation of debt issuance costs associated with line-of-credit arrangements, which was codified by the FASB in ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The amendments in these new accounting standards are effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2015 and interim periods within those years. Early adoption is permitted for financial statements that have not been previously issued and retrospective application is required for each balance sheet presented. We plan to adopt this new guidance in the fourth quarter of 2015. The Company has determined there is no significant effect of the standards on its ongoing financial reporting.
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
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2015. The Company has determined there is no significant effect of the standard on its ongoing financial reporting.

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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at September 30, 2015:

(in millions, except percentages)	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	—	—	—	400	3,150	3,550	3,477
Weighted average interest rate on fixed rate debt	—%	—%	—%	—%	3.1%	4.9%	4.7%	N/A
Variable rate debt (2)	$—	—	—	—	—	920	920	920
Average interest rate on variable rate debt (2)	—%	—%	—%	—%	—%	1.7%	1.7%	N/A
(1) Amounts exclude capital lease obligations and the issue discounts on the 3.125%, 4.375%, 4.45%, 4.85%, 5.125%, 5.45% and 5.95% Senior Secured Notes.
(2) Refer to Note 13 to the accompanying condensed consolidated financial statements for information regarding an increase to the credit facility balance subsequent to September 2015.
N/A - Not applicable.
Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three and nine month periods ended September 30, 2015 would have been impacted by approximately $1 million and $3 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The credit facility provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of September 30, 2015, no borrowings in foreign currencies were outstanding.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2015 because of the continued material weakness in our internal control over financial reporting as discussed in more detail in our Form 10-K for the year ended December 31, 2014 under Part II, Item 9A. Management has begun implementation of the remediation plan described in our 10-K for the year ended December 31, 2014 and updated below to address this material weakness and is monitoring that implementation.
Changes in Internal Control over Financial Reporting
During the third quarter of 2015, we continued to review the design of our controls, made adjustments and continued implementing controls to alleviate the noted control deficiencies. In addition, we have substantially completed the implementation of a new suite of products to automate and better control user access. Other than these items, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Throughout the process, the Company has been closely monitoring the implementation of these initiatives and has been making necessary changes to the overall design to ensure operational effectiveness. As described above, we have substantially completed the implementation of a new suite of products to automate and better control user access and testing controls we have put into place. These steps are critical to the successful execution of management's remediation initiatives. Under the direction of the Audit Committee of the Board of Directors of Liberty, the Company’s management will continue to review and make necessary changes to the overall design of the Company's internal control environment to improve the overall effectiveness of internal control over financial reporting.
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
Although no assurance can be given as to when the remediation plan will be fully completed, the Company believes that controls have been designed and implemented to substantially remediate its noted information technology general control deficiencies. Testing to evaluate the operating effectiveness of the Company's information technology general controls will occur in the fourth quarter.

PART II

Item 6. Exhibits
(a) Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Amended and Restated By-Laws of QVC, Inc. (incorporated by reference to Exhibit 3.1 to QVC, Inc.'s Current Report on Form 8-K (file No. 000-55409) as filed on October 6, 2015)
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32.1	Section 1350 Certification**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*
*Filed herewith.
**Furnished herewith.

II-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QVC, Inc.

Date: November 5, 2015	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2015	By:/s/ THADDEUS J. JASTRZEBSKI
Thaddeus J. Jastrzebski
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-2

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Amended and Restated By-Laws of QVC, Inc. (incorporated by reference to Exhibit 3.1 to QVC, Inc.'s Current Report on Form 8-K (file No. 000-55409) as filed on October 6, 2015)
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32.1	Section 1350 Certification**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*
* Filed herewith.
**Furnished herewith.

II-3