Form 10-K/A
period 2014-12-31
QVC INC
filed 2016-01-15
CIK 1254699

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
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)A AND (B) OF FORM 10-K AND
IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION I(2)

QVC, Inc.
2014 ANNUAL REPORT ON FORM 10‑K/A
(Amendment No. 1)

EXPLANATORY NOTE
QVC, Inc. (the "Company," "we," "our" or "QVC") is filing this Amendment No. 1 on Form 10-K/A (the "Form 10-K/A") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the "Form 10-K" or "10-K"), which was filed with the Securities and Exchange Commission (the "SEC") on February 27, 2015. The purpose of this Form 10-K/A is to make conforming changes to Part IV to comply with applicable SEC rules and regulations. The report was not signed by our principal executive officer or our principal financial and accounting officer in their capacities as such in the second signature block in Part IV of the 10-K. This Form 10-K/A should be read in conjunction with the Form 10-K and QVC's other filings made with the SEC subsequent to the filing of the Form 10-K on February 27, 2015.
Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Form 10-K, including any of the financial information disclosed in Part II of the Form 10-K, and does not purport to reflect any information or events subsequent to the filing thereof.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)(3) Exhibits
The exhibits listed in the Exhibit Index at the end of this report are filed as Exhibits to this Amendment No. 1 on Form 10-K/A and are meant to supplement the Exhibits listed and/or filed in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended.

31.3    Rule 13a-14(a)/15d-14(a) Certification.*
31.4    Rule 13a-14(a)/15d-14(a) Certification.*

*Filed herewith.

IV-1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QVC, Inc.

Date: January 15, 2016	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: January 15, 2016	By:/s/ THADDEUS J. JASTRZEBSKI
Thaddeus J. Jastrzebski
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: January 15, 2016	By:/s/ CHRISTOPER W. SHEAN
Christopher W. Shean
Chief Financial Officer of Liberty Interactive, LLC, as the sole member of Liberty QVC Holdings, LLC, as Stockholder-Director of QVC, Inc.

Date: January 15, 2016	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: January 15, 2016	By:/s/ THADDEUS J. JASTRZEBSKI
Thaddeus J. Jastrzebski
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

IV-2

EXHIBIT INDEX

31.3	Rule 13a-14(a)/15d-14(a) Certification.*
31.4	Rule 13a-14(a)/15d-14(a) Certification.*
* Filed herewith.

IV-3