Form 10-K
period 2015-12-31
QVC INC
filed 2016-02-29
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Registrant's telephone number, including area code: (484) 701-1000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
None of the voting stock of the registrant is held by a non-affiliate of the registrant. There is no publicly traded market for any class of voting stock of the registrant. There is one holder of record of our equity, Liberty QVC Holding, LLC, an indirect wholly-owned subsidiary of Liberty Interactive Corporation.
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)A AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION I(2)

QVC, Inc.
2015 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business
Overview
QVC, Inc. and its subsidiaries market and sell a wide variety of consumer products primarily through live merchandise-focused televised shopping programs distributed to approximately 358 million worldwide households each day (including our joint venture in China as discussed below in further detail) and via our websites, including QVC.com, and other interactive media, such as mobile applications (unless otherwise indicated or required by the context, the terms "we," "our," "us," the "Company," and "QVC" refer to QVC, Inc. and its consolidated subsidiaries). We believe we are the global leader in television retailing and a leading multimedia retailer, with operations based in the United States (U.S.), Germany, Japan, the United Kingdom (U.K.), Italy and France. Additionally, we have a 49% interest in a retailing joint venture in China, which operates through a television shopping channel with an associated website. The joint venture is accounted for as an equity method investment. Our name, QVC, stands for "Quality, Value and Convenience," which is what we strive to deliver to our customers. Our operating strategy is to create a premier multimedia lifestyle brand and shopping destination for our customers, further penetrate our core customer base, generate new customers, enhance our programming distribution offerings and expand internationally to drive revenue and profitability. For the year ended December 31, 2015, approximately 92% of our worldwide shipped sales were from repeat and reactivated customers (i.e., customers who made a purchase from us during the prior twelve months and customers who previously made a purchase from us but not during the prior twelve months). In the same period, we attracted approximately 3.3 million new customers. Our global e-commerce operation comprised $3.9 billion, or 44%, of our consolidated net revenue for the year ended December 31, 2015.
We market our products in an engaging, entertaining format primarily through merchandise-focused live television programs and interactive features on our websites and other interactive media. In the U.S., we distribute our programming live 24 hours per day, 364 days per year and present on average 773 products every week. Internationally, we distribute live programming 8 to 24 hours per day, depending on the market. We classify our products into six groups: home, beauty, apparel, jewelry, accessories and electronics. It is our product sourcing team's mission to research and locate compelling and differentiated products from manufacturers who have sufficient scale to meet anticipated demand. We offer many QVC-exclusive products, as well as popular brand name and lesser known products available from other retailers. Many of our products are endorsed by celebrities, designers and other well-known personalities who often join our presenters to personally promote their products and provide lead-in publicity on their own television shows. We believe that our ability to demonstrate product features and present “faces and places” differentiates and defines the QVC shopping experience. We closely monitor customer demand and our product mix to remain well-positioned and relevant in popular and growing retail segments, which we believe is a significant competitive advantage relative to competitors who operate brick-and-mortar stores.
Since our inception, we have shipped over 1.85 billion packages in the U.S. alone. We operate eight distribution centers and eight call centers worldwide. In the U.S., we are able to ship approximately 91% of our orders within two days of the order placement. Globally, we are able to ship approximately 93% of our orders within two days of the order placement. In 2015, our work force of approximately 17,600 employees handled approximately 190 million customer calls, shipped approximately 179 million units globally and served approximately 13 million customers. We believe our long-term relationships with major U.S. television distributors, including cable operators (e.g., Comcast and Cox), satellite television providers (e.g., DISH Network and DIRECTV) and telecommunications companies (e.g., Verizon and AT&T (excluding DIRECTV)), provide us with broad distribution, favorable channel positioning and significant competitive advantages. We believe that our significant market share, brand awareness, outstanding customer service, repeat customer base, international reach and scalable infrastructure distinguish us from our competitors.
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
Please see "QVC-U.S." and "QVC-International" below for information on the development of our U.S. and international businesses.

Operating segments
During the year ended December 31, 2015, QVC put into action the One Q Reorganization Plan (“One Q”) which reorganized the Company's reporting structure. This plan essentially discontinued the historical operational strategy of mirroring the original U.S. business in the different markets where each market was managed as a separate entity. The purpose of the plan is to reorganize the reporting structure for the shared services to support the US and international segments. Beginning in the fourth quarter of 2015, QVC has changed its reportable segments to QVC-U.S. and QVC-International. These segments reflect changes in the way the Company evaluates its business performance and manages its operations. We have presented the financial information for earlier periods covered in this Annual Report on Form 10-K to reflect the change in our reportable segments. For financial information about our operating segments, please refer to note 15 of our audited consolidated financial statements, as well as to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."
QVC-U.S.
Our live televised shopping programs are distributed nationally, 24 hours per day, 364 days per year, to approximately 107 million television households. We distribute our programs to approximately 98% of television households subscribing to services offered by television distributors. QVC-U.S. programming is also available on QVC.com, our U.S. website, and mobile applications via streaming video. QVC-U.S., including QVC.com, contributed $6.3 billion, or 71.6%, of consolidated net revenue and $1.5 billion of Adjusted OIBDA (defined below) for the year ended December 31, 2015.
In March 2013, QVC-U.S. launched over-the-air broadcasting in designated U.S. markets that can be accessed by any television household with a digital antenna in such markets, regardless of whether it subscribes to a paid television service. This allows QVC-U.S. to reach new customers who previously did not have access to the program through other television platforms.
In August 2013, QVC-U.S. launched an additional channel, QVC Plus, which is being distributed through cable and satellite systems. The channel allows viewers to have access to a broader range of QVC programming options as well as more relevant programming for viewers in differing time zones.
We have established QVC-U.S. as the televised shopping leader after building a track record of outstanding quality and customer service, establishing favorable channel positioning and generating repeat business from our core customer base. We estimate our share of the U.S. televised shopping revenue in 2015, among QVC-U.S. and its two primary televised shopping competitors HSN, Inc. ("HSN") and EVINE Live Inc. ("EVINE Live") to be approximately two-thirds. We believe QVC-U.S. also compares favorably in terms of sales to general, non-television based retailers due to our extensive customer reach and efficient cost structure.
QVC.com, launched in 1996, complements our televised shopping programs by allowing consumers to purchase a wide assortment of goods offered on our televised programs, as well as other products that are available only on QVC.com. We view e-commerce as a natural extension of our business, allowing us to stream live video and offer on-demand video segments of items recently presented live on our televised programs. QVC.com allows shoppers to browse, research, compare and perform targeted searches for products, control the order-entry process and conveniently access their QVC account. For the year ended December 31, 2015, approximately 72.5% of our new U.S. customers made their first purchase through QVC.com.
The table below illustrates QVC.com's growth since 2013:

	Years ended December 31,
(in millions)	2015	2014	2013
QVC.com net revenue	$3,059	$2,740	$2,501
Total U.S. net revenue	6,257	6,055	5,844
QVC.com % of total U.S. net revenue	48.9%	45.3%	42.8%

QVC-International
Our televised shopping programs reached approximately 137 million television households outside of the U.S., primarily in Germany, Austria, Japan, the U.K., the Republic of Ireland, Italy and France. In addition, our joint venture in China reached approximately 114 million homes. The programming created for most of these markets is also available via streaming video on our international websites and mobile applications. Our international business employs product sourcing teams who select products tailored to the interests of each local market. For the year ended December 31, 2015, our international operations generated $2.5 billion, or 28.4%, of consolidated net revenue and $427.0 million of Adjusted OIBDA (defined below), and our international websites generated $791 million, or 31.8%, of our total international net revenue.
QVC-Germany. QVC-Germany went on air in December 1996 and currently broadcasts 17 hours of live programming each day and reaches approximately 41 million total households that are located in both Germany and Austria. Beyond the main channel, QVC-Germany also broadcasts pre-recorded shows on two additional channels, QVC Beauty & Style and QVC Plus, which allows viewers to access a broader range of programming options.
QVC-Japan. We own 60% of QVC-Japan through a venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan launched in April 2001 and currently broadcasts 24 hours of live programming each day and reaches approximately 26 million total households. In 2014, QVC-Japan launched Q-plus, which consists of infomercial programming distributed by purchasing available airtime on certain channels.
QVC-U.K. QVC-U.K. went on air in October 1993 and currently broadcasts 16 hours of live programming each day and reaches approximately 27 million total households that are located in both the U.K. and the Republic of Ireland. Beyond the main channel, QVC-U.K. also broadcasts pre-recorded shows on four additional channels, QVC Beauty, QVC Extra, QVC Style and QVC +1, which allows viewers to access a broader range of programming options.
QVC-Italy. QVC-Italy went on air in October 2010 and is currently in its sixth year of operation. QVC's shopping program in Italy reaches approximately 25 million households and is broadcast live for 17 hours each day on satellite and digital terrestrial television. QVC-Italy broadcasts an additional seven hours each day of recorded programming on satellite and seven hours each day of general interest programming on digital terrestrial television.
QVC-France. In June 2015, QVC expanded its global presence into France, launching its website on June 23, 2015 followed by the launch of television programming on August 1, 2015. QVC-France reaches approximately 18 million households in France. On weekdays, QVC-France distributes shopping programming live for eight hours per day, and distributes an additional 14 hours per day of recorded programming and two hours per day of general interest programming. On weekends, QVC-France distributes shopping programming live for 12 hours per day, and distributes an additional 10 hours per day of recorded programming and two hours per day of general interest programming.
China Joint Venture. On July 4, 2012, we entered into a joint venture with Beijing-based CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio ("CNR"), China's government-owned radio division. The joint venture, CNR Home Shopping Co., Ltd. ("CNRS"), is owned 49% by QVC and 51% by CNR through subsidiaries of each company. CNRS operates a retailing business in China through a shopping television channel with an associated website. This joint venture combines CNRS's existing knowledge of the digital shopping market and consumers in China with QVC's global experience and know-how in multimedia retailing. CNRS distributes live programming for 17 hours each day and recorded programming for seven hours each day. The CNRS joint venture is accounted for as an equity method investment recorded as equity in losses of investee in the consolidated statements of operations.

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
Merchandise
We believe that our ability to combine product and programming helps us create competitive advantages over traditional brick-and-mortar and Internet retailers. We seek to offer our customers an assortment of compelling, high-quality products. In the U.S., we present on average 773 products every week on our live televised programming, approximately 23% of which have not been presented previously to our television audience. We offer customers high-quality and brand name products marketed in a creative, informative, entertaining and engaging style. We provide a differentiated shopping experience by offering customers the opportunity to experience not only the product being sold, but also the people and places behind that product, thereby enhancing their overall shopping experience.
Our global merchandise mix is similar to that of a high-quality department store, featuring the best in: (i) home, (ii) beauty, (iii) apparel, (iv) jewelry, (v) accessories and (vi) electronics, which, in 2015, accounted for 33%, 17%, 17%, 10%, 13% and 10%, respectively, of our consolidated shipped sales. For the year ended December 31, 2014, such percentages were 32%, 17%, 16%, 12%, 12% and 11%, respectively. For the year ended December 31, 2013, such percentages were 31%, 17%, 16%, 12%, 12% and 12%, respectively. Many of our brands are exclusive, while others are created by well-known designers.
A key difference between us and traditional brick-and-mortar retailers is that we are able to quickly adapt what merchandise we present as a direct response to what is selling and what is not. We utilize a test and re-order model to determine initial customer demand. Through constant monitoring, we manage our product offerings to maximize net revenue and fulfill current demand in large growth segments where we can gain a greater share of our customers' purchases. Our merchandising team is dedicated to consistently researching, pursuing and launching new products and brand opportunities. With a management mandate to deliver hard-to-find value, this product search group constantly pursues securing quality goods from manufacturers with enough scale to offer sufficient supply to our existing and future customers. We maintain strong relationships with our vendors, many of which find our marketing distribution channel attractive due to the showcasing and story-telling elements of our programming, the velocity of our sales and our pricing model integrity. This efficient sales/marketing strategy is mirrored on our websites.

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
Distribution
We distribute our television programs, via satellite and optical fiber, to cable television and direct-to-home satellite system operators for retransmission to their subscribers in the U.S., Germany, Japan, the U.K., France and neighboring countries. We also transmit our television programs over digital terrestrial broadcast television to viewers throughout Italy, the U.K. and to viewers in certain geographic regions in the U.S and Germany. In the U.S., we uplink our analog and digital programming transmissions using a third party service. Both transmissions are uplinked to protected, non-preemptible transponders on U.S. satellites. "Protected" status means that, in the event of a transponder failure, our signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, our transponders cannot be preempted in favor of a user of a failed transponder, even another user with "protected status." Our international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on international satellites. Our transponder service agreements for our U.S. transponders expire at the earlier of the end of the lives of the satellites or the service agreements. The service agreements in the U.S. expire between 2019 and 2023. Our transponder service agreements for our international transponders expire between 2019 and 2024.
We continually seek to expand and enhance our television and e-commerce platforms, as well as to further our international operations and multimedia capabilities. We launched QVCHD in the U.S. in April 2008, and in May 2009, we became the first U.S. multimedia retailer to offer a native HD service. QVCHD is a high-definition simulcast of our U.S. telecast utilizing the full 16x9 screen ratio, while keeping the side panel for additional information. High-definition, or HD, programming allows us to utilize a typically wider television screen with crisper and more colorful images to present a larger “storefront,” which we believe captures the attention of channel “surfers” and engages our customers. In the U.S., QVCHD reaches approximately 80 million television households. We continue to develop and launch features to further enrich the television viewing experience.
Beyond the main live programming, QVC channels, including QVCHD, the U.S., Germany and the U.K also broadcast pre-recorded shows on additional channels that offer viewers access to a broader range of QVC programming options. These channels include QVC Plus in the U.S., QVC Beauty & Style and QVC Plus in Germany and QVC Beauty, QVC Extra, QVC Style and QVC +1 in the U.K.
Affiliation agreements
We enter into long-term affiliation agreements with certain of our television distributors who downlink our programming and distribute the programming to their customers. Our affiliation agreements with both U.S. and international distributors have termination dates ranging from 2016 to 2022. Our ability to continue to sell products to our customers is dependent on our ability to maintain and renew these affiliation agreements in the future. Although we are typically successful in obtaining and renewing these agreements, we do not have distribution agreements with some of the distributors that carry our programming. In total, we are currently providing programming without affiliation agreements to distributors representing approximately 6% of our U.S. distribution, and short-term, rolling 90 day letters of extension, to distributors who represent approximately 25% of our U.S. distribution. Some of our international programming may continue to be carried by distributors after the expiration dates on our affiliation agreements with them have passed.

In return for carrying our signals, each programming distributor in the U.S. receives an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs and from certain Internet sales to customers located in the programming distributor's service areas. Internationally, programming distributors predominately receive an agreed-upon annual fee, a monthly or yearly fee per subscriber regardless of the net sales, a variable percentage of net sales or some combination of the above arrangements.
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
Demographics of customers
We enjoy a very loyal customer base, as demonstrated by the fact that for the twelve months ended December 31, 2015, approximately 86% of our worldwide shipped sales came from repeat customers (i.e., customers who made a purchase from us during the prior twelve months), who spent an average of $1,272 each during this period. An additional 6% of shipped sales in that period came from reactivated customers (i.e., customers who previously made a purchase from us, but not during the prior twelve months).
We experienced solid customer growth in 2015. On a trailing twelve month basis, total consolidated customers (excluding the joint venture in China) increased 3% to nearly 13 million and in the US, customers grew 4% to more than 8 million. We believe our core customer base represents an attractive demographic target market. Based on internal customer data, approximately 52% of our 8 million U.S. customers for the twelve months ended December 31, 2015 were women between the ages of 35 and 64.
Order taking and fulfillment
We strive to be prompt and efficient in order taking and fulfillment. We have three U.S. phone centers located in San Antonio, Texas; Port St. Lucie, Florida (closing in early 2016); and Chesapeake, Virginia that can direct calls from one call center to another as volume mandates. Internationally, we also have one phone center in each of Japan, the U.K. and Italy, and two call centers in Germany. For France, order taking is handled by a third party located in Portugal. Many markets also utilize home agents to handle calls, allowing staffing flexibility for peak hours. In addition, we utilize computerized voice response units, which handle approximately 26% of all orders taken on a worldwide basis.
In addition to taking orders from our customers through phone centers and online, we continue to expand our ordering platforms. We are expanding mobile device ordering capabilities and over the past several years have launched iPhone, iPad, Apple Watch, Android, Blackberry and Apple TV applications, a WAP (wireless application protocol) mobile website and a robust SMS (short message services) program. On a global basis, customers placed approximately 22% of all orders directly through their mobile devices in 2015.
Through our eight worldwide distribution centers, we shipped approximately 93% of our orders within two days of the order placement in 2015. Our U.S. distribution centers are located in Suffolk, Virginia; Lancaster, Pennsylvania; Rocky Mount, North Carolina; and Florence, South Carolina. Additionally, on July 2, 2015, QVC entered into a lease for a 1 million square foot west coast distribution center in Ontario, California. Construction on this distribution center is expected to be completed in mid-2016. Refer to note 9 to the consolidated financial statements for further discussion regarding the new distribution center. Our U.S. distribution centers and dropship partners have shipped nearly 884,000 units and over 818,000 packages in a single day. We also have distribution centers in Sakura-shi, Chiba, Japan; Hücklehoven, Germany; Knowsley, U.K. and Castel San Giovanni, Italy.

We have built a scalable operating infrastructure focused on sustaining efficient, flexible and cost-effective sale and distribution of our products. Since our physical store locations are minimal, we require lower inventory levels and capital expenditures compared to traditional brick-and-mortar retailers. In recent years, we have made significant investments in our distribution centers and information technology systems that we believe will accommodate our foreseeable growth needs. Further, since we have no set “floor plan” and can closely manage inventory levels at our centralized warehouses, we believe we have the flexibility to analyze and react quickly to changing trends and demand by shifting programming time and product mix. Our cost structure is highly variable, which we believe allows us to consistently achieve attractive margins relative to brick-and-mortar retailers.
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
Competition
We operate in a rapidly evolving and highly competitive retail business environment. Based on U.S. net revenue for the twelve months ended December 31, 2015, we are the leading television retailer in the U.S. and generate substantially more net revenue than our two closest televised shopping competitors, HSN (an entity in which Liberty had a 38% ownership interest as of December 31, 2015) and EVINE Live. Our international operations face similar competition in their respective markets, such as Shop Channel in Japan, HSE 24 in Germany and Italy, Ideal World in the U.K, and M6 Boutique in France. Additionally, we have numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, infomercial retailers, Internet retailers, and mail-order and catalog companies.
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
Employees
We employed approximately 17,600 full-time and part-time employees as of December 31, 2015. Employment levels fluctuate due to seasonal factors affecting our business. Additionally, we utilize independent contractors and temporary personnel to supplement our workforce, particularly on a seasonal basis. We consider our employee relations to be good.
Government regulation
The manner in which we sell and promote merchandise and related claims and representations made in connection with these efforts is regulated by federal and state law. Some examples of regulatory agencies and regulations that affect the manner in which we sell and promote merchandise include the following:

•
The Federal Trade Commission ("FTC") and the state attorneys general regulate the advertising of retail products and services offered for sale in the U.S., including the FTC's Guides Concerning the Use of Endorsements and Testimonials in Advertising and Guides for the Use of Environmental Marketing Claims.

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

•	Comparable regulatory agencies and regulations in countries in which we have our non-U.S. operations.
In addition, the FCC regulates the cable television systems, direct broadcast satellite distributors and other multichannel video programming distributors ("MVPDs") that distribute the Company’s services, and has adopted various requirements related to the Company’s programming, and also licenses radio transmission facilities that the Company uses in connection with its business, such as satellite uplink facilities and internal private radio systems.
As a result of Liberty’s interest in various cable operators, the Company may be deemed to be a satellite cable programming vendor in which a cable operator has an attributable interest for purposes of various FCC rules regarding the distribution of video programming to MVPDs. These include, for example, the FCC’s program access rules, which, in general, prohibit various unfair practices involving the distribution of video programming to MVPDs; and its program carriage rules, which, among other things, prohibit cable operators from favoring affiliated programmers so as to restrain unreasonably the ability of unaffiliated programmers to compete. The FCC program access and program carriage rules also make provision for enforcement of alleged violations through complaint proceedings initiated by aggrieved entities. The Company also may be subject to program access rules as a result of an FCC condition adopted in connection with its 2008 approval of a transaction involving Liberty and News Corp. Previously adopted FCC channel occupancy rules, which limited carriage by a cable operator of national programming services in which that operator holds an attributable interest, were vacated and remanded by the United States Court of Appeals for the District of Columbia Circuit in 2001, and FCC notices of proposed rulemaking to consider these rules remain pending.
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
Congress enacted the Commercial Advertisement Loudness Mitigation ("CALM") Act in 2010. The CALM Act directs the FCC to incorporate into its rules and make mandatory a technical standard that is designed to prevent digital television commercial advertisements from being transmitted at louder volumes than the program material they accompany. The FCC's CALM Act implementing regulations became effective on December 13, 2012. Although the FCC's CALM Act regulations place direct compliance responsibility on broadcasters and MVPDs, the FCC adopted a "safe harbor" compliance approach applicable to commercials embedded in programming provided by programmers, such as the Company. Under the FCC's safe harbor approach, broadcasters and MVPDs may meet their CALM Act compliance obligations through reliance on programmer-provided CALM Act compliance certifications that are made "widely available" to broadcasters and MVPDs through a website or other means. The Company has determined that its programming is CALM Act compliant, and in response to requests from its distributors, and in order to allow its distributors to meet the FCC's safe harbor, the Company has posted a CALM Act compliance certification to a website that is available to its distributors.

FCC rules adopted pursuant to the Telecommunications Act of 1996 generally require closed captioning of the Company’s televised programming distributed on broadcast television stations, cable television systems, direct broadcast satellite ("DBS") and other multichannel video programming distributors, with only limited exemptions. The FCC’s closed captioning rules applicable to televised programming place closed captioning compliance obligations directly on the Company’s distributors, and are enforced with respect to the Company’s programming through its affiliation agreements with its distributors. Beginning in 2012, the FCC adopted regulations pursuant to the Twenty-First Century Communications and Video Accessibility Act of 2010 ("CVAA") that impose captioning requirements on various types of programming distributed via Internet protocol ("IP") that was previously televised with captions. A multi-year implementation period for previously televised IP-delivered programming began in March 2012, with captioning requirements for full-length programs delivered online, followed by captioning requirements for online video clips beginning in January 2016, with particular deadlines tied to various categories of programming (e.g., pre-recorded, live or near-live, clips, etc.). The Company is subject to the new IP-captioning rules as a Video Programming Owner (“VPO”) and as a Video Programming Distributor (“VPD”) that distributes covered programming on its website and via mobile platforms. In February 2014, the FCC adopted closed captioning quality standards for televised programming distributed by the Company’s distributors. While compliance obligations for the new captioning quality standards are placed directly on the Company’s distributors, under the new rules, the Company’s distributors can demonstrate compliance with the new rules by relying on a certification from programmers, such as the Company, that either its programming satisfies the caption quality standards adopted by the FCC, that the programmer has adopted and follows captioning best practices for video programmers adopted by the FCC, or that its programming is exempt from captioning requirements. These new closed captioning quality requirements took effect in March 2015. As a result of the foregoing changes and new rules involving captioning of IP-delivered programming and captioning quality standards, QVC may incur additional costs and compliance obligations related to closed captioning of its programming.
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
In the U.S., we have registered trademarks and service marks for a variety of items including, but not limited to our brand name, "QVC," "Quality Value Convenience," "Love What You Find, Find What You Love," the "Q QVC Ribbon Logo," "Q" and our proprietary products sold such as "Arte D’Oro," "Cook’s Essentials," "Denim & Co.," "Diamonique," "Nature’s Code," "Northern Nights" and "Ultrafine Silver." Similarly, foreign registrations have been obtained for many trademarks and service marks for our brand name and propriety products including, but not limited to, "QVC," the "Q QVC Ribbon Logo," "Q," "Breezies," "Denim & Co.," "Diamonique" and "Northern Nights." We consider the service mark for the "QVC" name the most significant trademark or service mark held by us because of its impact on market awareness across all of our geographic markets and on customers’ identification with us. As with all U.S. trademarks or service marks, our trademark and service mark registrations in the U.S. are for a ten year period and are renewable every ten years, prior to their respective expirations, as long as the trademarks or service marks are used in the regular course of trade.

Liberty relationship and related party transactions
We are an indirect wholly owned subsidiary of Liberty which owns interests in a broad range of digital commerce businesses. On October 3, 2014, we declared and paid a dividend in cash to Liberty in the amount of $1 billion with funds drawn from the Company's credit facility. Additionally, Liberty reattributed from the Interactive Group to the Ventures Group $970 million in cash and certain of its digital commerce companies, including Backcountry.com, Inc., Bodybuilding.com, LLC, CommerceHub, Provide Commerce, Inc. and Evite, Inc. As a result of these transactions, the Interactive Group is now referred to as the QVC Group, which tracks our Company, zulily (defined below) (as of October 1, 2015) and Liberty's 38% equity interest in HSN, Inc., one of our two closest televised shopping competitors, along with cash and certain liabilities. The Liberty Interactive tracking stock trading symbol "LINTA" was changed to "QVCA" and the "LINTB" trading symbol was changed to "QVCB," effective October 7, 2014. Effective June 4, 2015, the name of the “Liberty Interactive common stock” was changed to the “QVC Group common stock.”
QVC engages with CommerceHub, Inc., an approximately 99% owned subsidiary of Liberty, to handle communications between QVC and the vendors for drop ship sales and returns. Refer to note 13 to the consolidated financial statements for further details.
On October 1, 2015, Liberty acquired all of the outstanding shares of zulily, inc. ("zulily") (now known as zulily, llc) and QVC declared and paid a dividend to Liberty in the amount of $910 million with funds drawn from the Company’s credit facility to support Liberty’s purchase. zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. zulily is attributed to the QVC Group and we believe that its business is complementary to our Company. zulily is not part of the results of operations or financial position of QVC presented in this Form 10-K.
Also on October 1, 2015, QVC entered into an agreement with a third party to guarantee the existing letters of credit of zulily. The letters of credit maximum amount for zulily is $10.1 million. As QVC and zulily are entities under common control of Liberty, QVC has not recognized a liability for the guarantee based on accounting guidance in accordance with U.S. GAAP. Refer to note 13 to the consolidated financial statements for further details.
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
Liberty's interests may not coincide with our interests or yours and Liberty may cause us to enter into transactions or agreements with related parties or approve corporate actions that could involve conflicts of interest. For example, Liberty's dependence on our cash flow for servicing its debt and for other purposes is likely to result in our payment of large dividends to Liberty, which may increase our leverage and decrease our liquidity. We paid $1.5 billion of dividends to Liberty during 2015, $1.8 billion of dividends to Liberty during 2014 and $1.0 billion of dividends to Liberty during 2013. See also Item 1A. "Risk Factors."
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

Item 1A. Risk Factors
Weak economic conditions worldwide may reduce consumer demand for our products and services
The prolonged economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. Global financial markets continue to experience disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including China, Japan and Europe, remain uncertain, persist, or deteriorate further, our customers may respond by suspending, delaying, or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline. Such weak economic conditions may also inhibit our expansion into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects.
The retail business environment is subject to intense competition, and we may not be able to effectively compete for customers
We operate in a rapidly evolving and highly competitive retail business environment. Although we are the U.S.'s largest television shopping retailer, we have numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, other televised shopping retailers such as HSN and EVINE Live in the U.S., Shop Channel in Japan, HSE 24 in Germany and Italy, Ideal World in the U.K., and M6 Boutique in France, infomercial retailers, Internet retailers, and mail-order and catalog companies. Many of our current and potential competitors have greater resources, longer histories, more customers and greater brand recognition than we do. They may secure better terms from vendors, adopt more aggressive pricing, offer free or subsidized shipping and devote more resources to technology, fulfillment and marketing. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As described in “Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2015 due to a material weakness at the Company. The identified material weakness, at December 31, 2015, relates to information technology controls and the associated information produced by the Company. Specifically, the following items were not designed and operating effectively:

•
Segregation of duties to ensure that incompatible functions did not overlap and that the activities of individuals with incompatible functions or who have access to certain critical transactions were appropriately monitored; and

•	Controls over the review of manual and post-close journal entries and the completeness and accuracy of reports utilized in the financial reporting process to support control activities.
Controls were established during the year to monitor and compensate for the segregation of duties and critical access issues, but as of December 31, 2015, the controls were not functioning properly to adequately mitigate the risk associated with the gaps and conflicts noted. This material weakness did not result in any material misstatements of our consolidated financial statements and disclosures for any annual or interim period.
As further described in “Item 9A. - Controls and Procedures,” we have taken the necessary steps to remediate the material weakness subsequent to the assessment date, and have made enhancements to our control procedures; the necessary controls have been implemented and determined by us to be operating effectively. As the reliability of the internal control process requires repeatable execution, the successful on-going remediation of this material weakness will require on-going review and evidence of effectiveness. Therefore, we cannot assure you that the remediation efforts will remain effective for the entirety of 2016 or that additional or similar material weaknesses will not develop or be identified.
Implementing any further changes to our internal controls may distract our officers and employees and entail material costs to implement new processes and/or modify our existing processes. Moreover, these changes do not guarantee that we will be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our business.
Management’s efforts to realize the anticipated synergies from Liberty’s acquisition of zulily may divert management’s time and attention and other resources from QVC’s business.
On October 1, 2015, Liberty acquired all of the outstanding shares of zulily, inc. ("zulily") (now known as zulily, llc), an online retailer. zulily is attributed to the QVC Group and we believe that its business is complementary to our Company’s business. As entities under the common control of Liberty, zulily and QVC are cooperating to recognize meaningful synergies by seeking opportunities to leverage their combined scale, capabilities and customer bases to accelerate each company's sales and deliver cost savings.
During the year ended 2015, QVC and zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives, and business advisory services with the expectation that these transactions would result in various synergies including, among other things, enhanced revenues, procurement cost savings and operating efficiencies, innovation and sharing of best practices. We currently anticipate that these efforts will continue for the foreseeable future.
Achieving the anticipated benefits from these transactions will require the dedication of management and other resources, which may distract their attention from QVC’s other operations. Additionally, the anticipated benefits from these transactions are subject to a number of significant challenges and uncertainties, including, whether unique corporate cultures of separate organizations will work collaboratively in an efficient and effective manner, the possibility of faulty assumptions underlying expectations regarding potential synergies, unforeseen expenses or delays and contractual limitations. Many of these challenges and uncertainties are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies and the diversion of the time and attention of management and other resources, which could have a material adverse impact on our business, financial condition and results of operations.
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

We depend on the television distributors that carry our programming and no assurance can be given that we will be able to maintain and renew our affiliation agreements on favorable terms or at all
In the United States, we currently distribute our programming through affiliation or transmission agreements with many television providers, including, but not limited to, Comcast, DIRECTV, DISH Network, Verizon and Cox. Internationally, we currently distribute our programming through,Vodafone Kabel Deutschland GmbH, Media Broadcast GmbH, SES ASTRA, SES Platform Services GmbH, Telekom Deutschland GmbH, Unitymedia GmbH, Tele Columbus and Primacom, Jupiter Telecommunications, Ltd., Sky Perfect and World Hi-Vision Channel, Inc., A1 Telekom Austria AG, UPC Telekabel Wien GmbH, British Sky Broadcasting, Freesat, Freeview and Virgin Media, Mediaset, Hot Bird and Sky Italia, Orange, Free, Canalsat, Bouygues Telecom and Fransat. Our affiliation agreements with distributors are scheduled to expire between 2016 to 2022.
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
The renewal negotiation process for affiliation agreements is typically lengthy. In some cases, renewals are not agreed upon prior to the expiration of a given agreement while the programming continues to be carried by the relevant distributor without an effective agreement in place. We do not have distribution agreements with some of the cable operators that carry our programming. In total, we are currently providing programming without affiliation agreements to distributors representing approximately 6% of our U.S. distribution, and short-term, rolling 90 day letters of extension, to distributors who represent approximately 25% of our U.S. distribution. Some of our international programming may continue to be carried by distributors after the expiration dates on our affiliation agreements with them have passed.
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
The success of our Ecommerce business depends on a high degree of website traffic, which is dependent on many factors, including the availability of appealing website content, user loyalty and new user generation from search portals that charge a fee (such as Google). In obtaining a significant amount of website traffic via search engines, we utilize techniques such as search engine optimization, or SEO (which is the practice of developing websites with relevant and current content that rank well in “organic,” or unpaid, search engine results) and search engine marketing, or SEM (which is a form of Internet marketing that involves the promotion of websites by increasing our visibility in search engine results pages through the use of paid placement, contextual advertising, and product listing ads) to improve our placement in relevant search queries. Search engines, including Google, frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to the websites of our Ecommerce business can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our website to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects our paid or unpaid search ranking, or if competitive dynamics impact the effectiveness of SEO or SEM in a negative manner, the business and financial performance of our Ecommerce business would be adversely affected, potentially to a material extent. Furthermore, our failure to successfully manage our SEO and SEM strategies could result in a substantial decrease in traffic to our website, as well as increase costs if we were to replace free traffic with paid traffic. Even if our Ecommerce business is successful in generating a high level of website traffic, no assurance can be given that our Ecommerce business will be successful in achieving repeat user loyalty or that new visitors will explore the offerings on our site. Monetizing this traffic by converting users to consumers is dependent on many factors, including availability of inventory, consumer preferences, price, ease of use and website quality. No assurance can be given that the fees paid to search portals will not exceed the revenue generated by our visitors. Any failure to sustain user traffic or to monetize such traffic could materially adversely affect the financial performance of our Ecommerce business and, as a result, adversely affect our financial results.

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
Failure to comply with existing laws, rules and regulations, or to obtain and maintain required licenses and rights, could subject us to additional liabilities
We market and provide a broad range of merchandise through television shopping programs and our websites. As a result, we are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions, including foreign jurisdictions, which are subject to change at any time, including laws regarding consumer protection, privacy, the regulation of retailers generally, the license requirements for television retailers in foreign jurisdictions, the importation, sale and promotion of merchandise and the operation of retail stores and warehouse facilities, as well as laws and regulations applicable to the Internet and businesses engaged in online and smart phone commerce, such as those regulating the sending of unsolicited, commercial electronic mail and texts. Our failure to comply with these laws and regulations could result in a revocation of required licenses, fines and/or proceedings against us by governmental agencies and/or consumers, which could adversely affect our business, financial condition and results of operations. Moreover, unfavorable changes in the laws, rules and regulations applicable to us could decrease demand for merchandise offered by us, increase costs and/or subject us to additional liabilities. Similarly, new disclosure and reporting requirements, established under existing or new state or federal laws, such as regulatory rules regarding requirements to disclose efforts to identify the origin and existence of certain "conflict minerals" or abusive labor practices in portions of our supply chain, could increase the cost of doing business, adversely affecting our results of operations. Finally, certain of these regulations impact the marketing efforts of our brands and business.
The processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights

In the processing of consumer transactions and managing our employees, our business receives, transmits and stores a large volume of personally identifiable information and other user data. The processing, storage, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by us. Moreover, there are federal, state and international laws regarding privacy and the processing, storage, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations, including changes in legislation and regulations, in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. Compliance with these laws and regulations, or changes in these laws and regulations, may be onerous and expensive and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance. For example, the European Court of Justice in October 2015 issued a ruling immediately invalidating the U.S.-EU Safe Harbor Framework, which facilitated personal data transfers to the U.S. in compliance with applicable European data protection laws. The U.S.-EU Safe Harbor Framework was one of the mechanisms we relied upon to transfer European personal data to the United States. In addition, third party vendors and service providers with which we do business also relied on the U.S.-EU Safe Harbor Framework for their access to our European customer and employee personal data. The business of companies that relied on the

U.S.-EU Safe Harbor Framework may be impacted by its invalidation. The U.S. and EU authorities have announced a new data transfer structure, Privacy Shield, to replace the U.S.-EU Safe Harbor Framework, but the details of Privacy Shield have not yet been finalized. Further, the European Parliament and the Council of the European Union are expected to adopt new data laws early this year that give consumers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information, with the laws expected to become effective on a future date following adoption. Our failure, and/or the failure by the various third party vendors and service providers with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations, or changes in applicable laws and regulations, or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage our reputation and the reputation of our third party vendors and service providers, discourage potential users from trying our products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, any one or all of which could adversely affect our business, financial condition and results of operations. In addition, we may not have adequate insurance coverage to compensate for losses.
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
Failure to effectively manage our Easy-Pay and revolving credit card programs could result in less income
We offer Easy-Pay in the U.S. and internationally in Germany, the U.K. and Italy (known as Q-Pay in Germany and Italy), a payment plan that when offered by QVC, allows customers to pay for certain merchandise in two or more monthly installments. When the QVC Easy-Pay Plan is offered by QVC and elected by the customer, the first installment is typically billed to the customer's credit card upon shipment. Generally, the customer's credit card is subsequently billed up to five additional monthly installments until the total purchase price of the products has been billed by QVC. We cannot predict whether customers will pay all of their Easy-Pay installments.
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
We have a substantial amount of indebtedness, which could adversely affect our financial position and prevent us from fulfilling our debt obligations
We have a substantial amount of indebtedness. As of December 31, 2015, we had total debt of approximately $5.4 billion, consisting of $3.6 billion in senior secured notes, $1.8 billion under our senior secured credit facility and $72 million of capital lease obligations. We also had an additional $434.8 million available for borrowing under our senior secured credit facility as of that date. We may incur significant additional indebtedness in the future.
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
In addition, our senior secured credit facility contains restrictive covenants and requires us to maintain a specified leverage ratio. The leverage ratio is defined in Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Position, Liquidity and Capital Resources - Senior Secured Credit Facility.” Our ability to meet this leverage ratio can be affected by events beyond our control, and we may be unable to meet those tests. A breach of any of these covenants could result in a default under our senior secured credit facility, which in turn could result in a default under the indentures governing the notes. Upon the occurrence of an event of default under our senior secured credit facility, the lenders could elect to declare all amounts outstanding under our senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. Our senior secured credit facility, our notes and certain future indebtedness are secured by a first priority perfected lien in all shares of our capital stock. If the lenders and counterparties under our senior secured credit facility, our notes and certain future indebtedness accelerate the repayment of obligations, we may not have sufficient assets to repay such obligations. Our borrowings under our senior secured credit facility are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will also increase even though the amount borrowed remains the same, and our net income would decrease.
Our ability to pay dividends or make other restricted payments to Liberty is subject to limited restrictions
There are no restrictions under our bond indentures on QVC's ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes and QVC's consolidated leverage ratio would be no greater than 3.50 to 1.0. As a result, Liberty will, in many instances, be permitted to rely on QVC's cash flow for servicing Liberty's debt and for other purposes, including payments of dividends on Liberty's capital stock, if declared, or to fund acquisitions or other operational requirements of Liberty and its subsidiaries. These events may increase accumulated deficit or require QVC to borrow under the senior secured credit facility, increasing QVC's leverage and decreasing liquidity. QVC has made significant distributions to Liberty in the past. See Item 1. "Business - Liberty relationship and related party transactions."
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own our corporate headquarters and operations center in West Chester, Pennsylvania, which consists of office space and includes executive offices, television studios, showrooms, broadcast facilities and administrative offices for QVC. We also own call centers in San Antonio, Texas; Port St. Lucie, Florida (closing in early 2016); Chesapeake, Virginia; Bochum and Kassel, Germany and Chiba-Shi, Japan. We own distribution centers in Lancaster, Pennsylvania; Suffolk, Virginia; Rocky Mount, North Carolina; Florence, South Carolina; Chiba, Japan and Hückelhoven, Germany. The construction of the distribution center in Ontario, California is expected to be completed in mid-2016. Refer to note 9 to the consolidated financial statements for further discussion regarding the new distribution center. Additionally, we own multi-functional buildings in Knowsley, United Kingdom, Chiba, Japan, and Brugherio, Italy. In Germany we own its administrative offices within the headquarters located in Düsseldorf, Germany which also includes leased television studios and broadcast facilities. To supplement the facilities we own, we also lease various facilities worldwide.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
There is no established trading market for our equity securities. There is one holder of record of our equity, Liberty QVC Holding, LLC, an indirect wholly-owned subsidiary of Liberty Interactive Corporation ("Liberty").
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
Overview
QVC, Inc. is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications.
In the United States, QVC's live programming is distributed via its nationally televised shopping program to approximately 107 million households for 24 hours per day, 364 days per year. Internationally, QVC's program services reach approximately 137 million households based in Germany, Austria, the U.K., the Republic of Ireland, Italy, Japan and France. QVC- International distributes programming live between eight and twenty-four hours per day, and an additional seven to sixteen hours per day of recorded programming, depending on the market.
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the years ended December 31, 2015, 2014 and 2013, QVC-Japan paid dividends to Mitsui of $36 million, $42 million and $45 million, respectively.
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
We are an indirect wholly owned subsidiary of Liberty, which owns interests in a broad range of digital commerce businesses. On October 3, 2014, we declared and paid a dividend in cash to Liberty in the amount of $1 billion with funds drawn from the Company's credit facility. Additionally, Liberty reattributed from the Interactive Group to the Ventures Group $970 million in cash and certain of its digital commerce companies, including Backcountry.com, Inc., Bodybuilding.com, LLC, CommerceHub, Provide Commerce, Inc., and Evite, Inc.. As a result of these transactions, the Interactive Group is now referred to as the QVC Group, which tracks our Company, zulily (defined below) (as of October 1, 2015) and Liberty's 38% equity interest in HSN, Inc., one of our two closest televised shopping competitors, along with cash and certain liabilities. The Liberty Interactive tracking stock trading symbol LINTA was changed to "QVCA" and the "LINTB" trading symbol was changed to "QVCB," effective October 7, 2014. Effective June 4, 2015, the name of the “Liberty Interactive common stock” was changed to the “QVC Group common stock.”

On October 1, 2015, Liberty acquired all of the outstanding shares of zulily, inc. ("zulily") (now known as zulily, llc) and QVC declared and paid a dividend to Liberty in the amount of $910 million with funds drawn from the Company’s credit facility to support Liberty’s purchase of zulily. zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. zulily is attributed to the QVC Group and we believe that its business is complementary to our Company. zulily is not part of the results of operations or financial position of QVC presented in this Form 10-K.
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
Internationally, beyond the main QVC channels, QVC-International broadcasts pre-recorded shows on additional channels that offer viewers access to a broader range of QVC programming options. These channels include QVC Beauty & Style and QVC Plus in Germany and QVC Beauty, QVC Extra, QVC Style, and QVC +1 in the U.K.
The prolonged economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. Global financial markets continue to experience disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including Japan and Europe, remain uncertain, persist, or deteriorate further, our customers may respond by suspending, delaying or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline. Such weak economic conditions may also inhibit our expansion into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects.

Results of Operations
QVC's operating results were as follows:

	Years ended December 31,
(in millions)	2015	2014	2013
Net revenue	$8,743	8,801	8,623
Costs of goods sold	5,528	5,547	5,465
Gross profit	3,215	3,254	3,158
Operating expenses:
Operating	607	618	610
Selling, general and administrative, excluding stock-based compensation	714	726	707
Adjusted OIBDA	1,894	1,910	1,841
Stock-based compensation	31	44	38
Depreciation	134	135	127
Amortization	454	452	431
Operating income	1,275	1,279	1,245
Other (expense) income:
Equity in losses of investee	(9)	(8)	(4)
Gains on financial instruments	—	—	15
Interest expense, net	(208)	(239)	(214)
Foreign currency gain	14	3	1
Loss on extinguishment of debt	(21)	(48)	(57)
	(224)	(292)	(259)
Income before income taxes	1,051	987	986
Income tax expense	(389)	(354)	(353)
Net income	662	633	633
Less net income attributable to the noncontrolling interest	(34)	(39)	(45)
Net income attributable to QVC, Inc. stockholder	$628	594	588
Net revenue
Net revenue by segment was as follows:

	Years ended December 31,
(in millions)	2015	2014	2013
QVC-U.S.	$6,257	6,055	5,844
QVC-International	2,486	2,746	2,779
Consolidated QVC	$8,743	8,801	8,623
QVC's consolidated net revenue decreased 0.7% and increased 2.1% for the years ended December 31, 2015 and 2014, respectively, as compared to the corresponding prior years. The 2015 decrease of $58 million in net revenue was primarily comprised of $357 million of unfavorable foreign currency rate adjustments, a decrease in net shipping and handling revenues of $81 million, a $74 million increase in estimated product returns, and a $15 million decrease in other revenues primarily in the U.S. These decreases were offset by $330 million due to a 3.4% increase in units sold both in the U.S. and internationally and $139 million due to a 1.4% increase in the consolidated average selling price per unit (ASP).
The increase in estimated product returns was primarily in the U.S. and Germany due to sales mixes and an increase in units shipped. As expected, shipping and handling revenue decreased in the U.S. as a result of the Company's new shipping and handling pricing which became effective February 2, 2015 that provides for changes in standard shipping rates and a change in QVC's shipping and handling refund policy.

The 2014 increase of $178 million in net revenue was primarily comprised of $225 million due to a 2.3% increase in units sold partially offset by $49 million of unfavorable foreign currency rate adjustments primarily in Japan. Additionally, net revenue was positively impacted by a decrease in the return rate from 19.8% in 2013 to 19.4% in 2014. This was driven by international improvements in home and beauty.
During the years ended December 31, 2015 and 2014, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar continues to strengthen against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
The percentage increase (decrease) in net revenue for QVC's segments in U.S. Dollars and in constant currency was as follows:

	Year ended December 31, 2015		Year ended December 31, 2014
	U.S. Dollars	Constant Currency	U.S. Dollars	Constant Currency
QVC-U.S.	3.3%	3.3%	3.6%	3.6%
QVC-International	(9.5)%	3.5%	(1.2)%	0.6%
In 2015, QVC-U.S. net revenue growth was primarily due to 4.0% increase in units shipped and a 1.2% increase in ASP offset by the increase in estimated product returns and lower shipping and handling revenue as discussed in the above paragraph. QVC-U.S. experienced shipped sales growth in all categories except jewelry and electronics. QVC-International net revenue growth in constant currency was primarily due to a 2.2% increase in units shipped driven mainly in the U.K., and a 1.6% increase in ASP mainly in Germany offset by the increase in estimated product returns. QVC-International experienced shipped sales growth in constant currency in all categories except electronics.
In 2014, QVC-U.S. net revenue growth was primarily due to a 4.7% increase in units shipped offset by a 0.9% decrease in ASP. QVC-U.S. experienced shipped sales growth in all categories except electronics. QVC-International net revenue growth in constant currency was primarily due to a 1.2% increase in ASP and a favorable impact on estimated product returns offset by a 1.7% decrease in units shipped. QVC-International experienced shipped sales growth in constant currency in electronics, home and beauty, which was offset by decreases in jewelry, apparel and accessories.
Gross profit
QVC's gross profit percentage was 36.8%, 37.0% and 36.6% for the years ended December 31, 2015, 2014 and 2013, respectively. The slight decrease in gross profit percentage in 2015 was primarily due to increased obsolescence and freight costs in the U.S partially offset by increased product margins in the U.S. and internationally. The increase in gross profit percentage in 2014 and 2013 was primarily due to improved product margins in the U.S. and the U.K.
Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses decreased $11 million or 1.8% and increased $8 million or 1.3% for the years ended December 31, 2015 and 2014, respectively.
The decrease in 2015 was primarily due to favorable foreign currency exchange rates of $29 million, partially offset by a $9 million increase in commissions expenses and an $8 million increase in credit card fees. The increase in commissions expenses was primarily due to increased sales in the U.S. The increase in credit card fees was primarily due to increased sales combined with a higher mix of purchases from customers using credit cards with higher rates charged to merchants primarily in the U.S.
The increase in 2014 was primarily due to a $5 million increase in each of customer service, commissions expenses and credit card processing fees, partially offset by favorable foreign currency exchange rates of $6 million and other expenses. The increase in customer service expenses was primarily due to the launch of the new European systems platform that created some short-term disruptions and resulted in additional talk times in Germany and an increase in the U.S. due to volume associated with the sales increase. The increase in commission expenses was primarily due to higher programming distribution costs in Japan and sales increases in the U.S. The increase in credit card fees was primarily due to the U.S. sales increase and lower usage of the QVC branded credit card combined with a higher mix of purchases from customers using credit cards with higher rates charged to merchants.

Selling, general and administrative expenses (excluding stock-based compensation)
QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income, production costs and marketing and advertising expenses. Such expenses decreased $12 million, and remained consistent as a percent of net revenue at 8.2% of net revenue for the year ended December 31, 2015 and increased $19 million, and remained consistent as a percent of net revenue at 8.2% of net revenue for the year ended December 31, 2014 as a result of a variety of factors.
The decrease in 2015 was primarily related to a $48 million favorable impact of exchange rates, a $12 million increase in credit card income and a $10 million decrease in bad debt expense, partially offset by a $53 million increase in personnel expense. The increase in credit card income was due to favorable economics of the Q-card portfolio in the U.S. The decrease in bad debt was mainly due to a lower electronics Easy-Pay mix and higher usage of the Q-card in the U.S. and lower write-offs in Germany. The increase in personnel expenses was primarily due to severance costs related to the establishment of the Global Business Service center and the One Q Reorganization Plan, and also due to merit, bonus and benefits increases in the U.S. and internationally including the start-up in France.
The increase in 2014 was primarily related to a $12 million increase in the provision for doubtful accounts, an $11 million increase in outside services expenses and a $14 million increase in personnel expense, partially offset by a $17 million increase in credit card income and a $3 million favorable impact of exchange rates. The increase in the provision for doubtful accounts was primarily due to the increased use of Easy-Pay in the U.S and Germany. The increase in outside services expenses was primarily due to information technology and commerce platform projects and global market expansion expenses. The increase in personnel expenses was primarily due to merit, benefits and severance increases in the U.S. and the France start-up. The increase in programming and production costs was primarily due to increased manpower costs in the U.S., partially offset by declines in Germany. The increase in credit card income was primarily due to the more favorable economics of the Q Card portfolio in the U.S. and higher bank reserve requirements associated with the U.S. regulatory environment in the prior year. In 2014, QVC-U.S. amended and restated its agreement with a large consumer financial services company (the "Bank") pursuant to which the Bank provides revolving credit directly to QVC's customers for the sole purpose of purchasing merchandise or services with a QVC branded credit card. The agreement provides more favorable economic terms for QVC and was effective August 1, 2014.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC recorded $31 million, $44 million, and $38 million of stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013, respectively. Stock-based compensation decreased in 2015 due to the acceleration of vesting of certain awards in 2014, which had in turn caused stock-based compensation to increase as compared to the prior year period.
Depreciation and amortization
Depreciation and amortization consisted of the following:

	Years ended December 31,
(in millions)	2015	2014	2013
Affiliate agreements	$146	150	150
Customer relationships	170	173	172
Acquisition related amortization	316	323	322
Property and equipment	134	135	127
Software amortization	93	93	78
Channel placement amortization and related expenses	45	36	31
Total depreciation and amortization	$588	587	558
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
Interest expense, net
For the years ended December 31, 2015, 2014 and 2013, consolidated net interest expense, decreased 13.0% increased 11.7%, and decreased 8.2% respectively, as compared to the corresponding prior years. The decrease in 2015 is primarily due to lower average interest rates as a result of QVC's redemption of $500 million principal amount of its 7.375% Senior Secured Notes due 2020 on April 15, 2015 and $769 million principal amount of its 7.5% Senior Secured Notes due 2019 which were redeemed in September 2014. As a result of the redemptions, QVC increased its borrowing on the senior secured credit facility which has lower average interest rates than the senior secured notes mentioned above. The increase in 2014 was due to higher average debt balances. The decrease in interest in 2013 was primarily due to lower average interest rates on borrowings.
Foreign currency gain
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the consolidated statements of operations. The change in foreign currency gain was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.
Loss on extinguishment of debt
On April 15, 2015, QVC completed the redemption of $500 million principal amount of its 7.375% Senior Secured Notes due 2020, whereby holders received consideration of $1,036.88 for each $1,000 of principal tendered. As a result of the redemption, the Company recorded an extinguishment loss in the consolidated statements of operations of $21 million for the year ended December 31, 2015.
During the third quarter of 2014, QVC redeemed $769 million of its 7.5% Senior Secured Notes due 2019. The loss of $48 million was primarily due to premiums paid for the call of these notes.
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
Income taxes
Our effective tax rate was 37.0%, 35.9% and 35.8% for the years ended December 31, 2015, 2014 and 2013, respectively. For all three years, these rates differ from the U.S. federal income tax rate of 35.0% primarily due to state tax expense. The effective tax rate increased during 2015 compared to the prior years primarily due to an increase in a valuation allowance. We do not expect our effective tax rates to differ significantly in future periods.

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
As of December 31, 2015, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and certain of its subsidiaries and have equal priority to the senior secured credit facility. The interest on all of QVC's senior secured notes is payable semi-annually.
7.125% Senior Secured Notes due 2017
On March 23, 2010, QVC issued $500 million principal amount of 7.125% Senior Secured Notes due 2017 at par. On March 18, 2013, $124 million of the 7.125% Senior Secured Notes due 2017 were tendered whereby holders received consideration of $1,039.40 for each $1,000 of principal tendered. On April 17, 2013, QVC completed the redemption of the remaining $376 million principal amount of its 7.125% Senior Secured Notes due 2017, whereby holders received consideration of $1,035.63 for each $1,000 of principal tendered.
3.125% Senior Secured Notes due 2019
On March 18, 2014, QVC issued $400 million principal amount of 3.125% Senior Secured Notes due 2019 at an issue price of 99.828%. The net proceeds from the offerings of these notes were used to repay indebtedness under QVC’s senior secured credit facility and for working capital and other general corporate purposes.

7.5% Senior Secured Notes due 2019
On September 25, 2009, QVC issued $1 billion principal amount of 7.5% Senior Secured Notes due 2019 at an issue price of 98.278%. On March 18, 2013, $231 million of the 7.5% Senior Secured Notes due 2019 were tendered whereby holders of the 7.5% Senior Secured Notes due 2019 received consideration of $1,120 for each $1,000 of principal tendered. On September 8, 2014, QVC completed the redemption of the remaining balance outstanding on these notes. Holders of the notes received consideration of $1,042.05 for each $1,000 of principal tendered.
7.375% Senior Secured Notes due 2020
On March 23, 2010, QVC issued $500 million principal amount of 7.375% Senior Secured Notes due 2020 at par. On April 15, 2015, QVC completed the redemption of the 7.375% Senior Secured Notes due 2020, whereby holders received consideration of $1,036.88 for each $1,000 of principal tendered.
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
Senior Secured Credit Facility
On March 9, 2015, QVC amended and restated its senior secured credit facility (the "Second Amended and Restated Credit Agreement"), which is a multi-currency facility that provides for a $2.25 billion revolving credit facility with a $250 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. QVC may elect that the loans extended under the senior secured credit facility bear interest at a rate per annum equal to the ABR or LIBOR, as each is defined in the senior secured credit facility agreement, plus a margin of 0.25% to 1.75% depending on various factors. Each loan may be prepaid in whole or in part without penalty at any time other than customary breakage costs. Any amounts prepaid on the revolving credit facility may be reborrowed. Payment of loans may be accelerated following certain customary events of default. The senior secured credit facility is secured by the capital stock of QVC, Inc. The purpose of the amendment was to, among other things, extend the maturity of our senior secured credit facility to March 9, 2020 and lower the interest rate on borrowings.

QVC had $434.8 million available under the terms of the senior secured credit facility at December 31, 2015. The interest rate on the senior secured credit facility was 1.9% at December 31, 2015.
The Second Amended and Restated Credit Agreement contains certain affirmative and negative covenants, including certain restrictions on the Company and each of its restricted subsidiaries (subject to certain exceptions) with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; dissolving, consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; restricting subsidiary distributions; and limiting the Company’s consolidated leverage ratio, which is defined in QVC’s senior secured credit facility as the ratio of consolidated total debt to consolidated Adjusted OIBDA for the most recent four fiscal quarter period. The Company defines Adjusted OIBDA as revenue less cost of goods sold, operating expenses and selling, general and administrative expenses (excluding stock-based compensation).
Other Debt Related Information
As a result of the refinancing transactions discussed above, we incurred an extinguishment loss of $21 million, $48 million and $57 million for the years ended December 31, 2015, 2014 and 2013, respectively, recorded as loss on extinguishment of debt in the consolidated statements of operations.
QVC was in compliance with all of its debt covenants at December 31, 2015.
During 2015, there were no significant changes to QVC's debt credit ratings.
The weighted average rate applicable to all of the outstanding debt (excluding capital leases) was 3.7% as of December 31, 2015.
At December 31, 2015 and 2014, outstanding letters of credit totaled $22 million and $18 million, respectively.
There are no restrictions under the debt agreements on QVC's ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or credit facility, and QVC's consolidated leverage ratio would be no greater than 3.50 to 1.0. As a result, Liberty will, in many instances, be permitted to rely on QVC's cash flow for servicing Liberty's debt and for other purposes, including repurchases of Liberty's common stock, or to fund acquisitions or other operational requirements of Liberty and its subsidiaries. These events may increase accumulated deficit or require QVC to borrow under the senior secured credit facility, increasing QVC's leverage and decreasing liquidity. QVC has made significant distributions to Liberty in the past.
Additional Cash Flow Information
During the year ended December 31, 2015, QVC's primary uses of cash were $2,177 million of principal payments on debt and capital lease obligations, $1,485 million of dividends to Liberty, $287 million of capital and cable and satellite television distribution rights expenditures, $36 million in dividend payments from QVC-Japan to Mitsui, $18 million of bond premium fees and $15 million of other financing activities. These uses of cash were funded primarily with $2,974 million of principal borrowings from the senior secured credit facility and $1,028 million of cash provided by operating activities. As of December 31, 2015, QVC's cash and cash equivalents balance (excluding restricted cash) was $327 million.
The change in cash provided by operating activities for the year ended December 31, 2015 compared to the previous year was primarily due to variances in accounts receivable, inventories and accounts payable, offset by variances in accrued liabilities. The variance in accounts receivable is due to an increase in Easy-Pay usage, mostly in the U.S., while the inventory increase is due to gross inventory increase in the U.S due to increase in demand and timing of receipts. The variances in accounts payable and accrued liabilities are primarily due to the timing of payments to vendors.
As of December 31, 2015, $195 million of the $327 million in cash and cash equivalents was held by foreign subsidiaries. Cash in foreign subsidiaries is generally accessible, but certain tax consequences may reduce the net amount of cash we are able to utilize for U.S. purposes. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 60% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.

During the year ended December 31, 2014, QVC's primary uses of cash were $3,049 million of principal payments on debt and capital lease obligations, $1,765 million of dividends to Liberty, $214 million of capital and cable and satellite television distribution rights expenditures, $32 million in premiums paid for the call of QVC's existing 7.5% Senior Secured Notes due 2019 and $42 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,852 million of principal borrowings on the senior secured credit facility, $1,997 million in proceeds from the issuance of the 3.125% Senior Secured Notes due 2019, 4.85% Senior Secured Notes due 2024, 4.45% Senior Secured Notes due 2025, and the 5.45% Senior Secured Notes due 2034 and $1,213 million of cash provided by operating activities. As of December 31, 2014, QVC's cash and cash equivalents balance (excluding restricted cash) was $347 million.
The change in cash provided by operating activities for the year ended December 31, 2014 compared to the previous year was primarily due to variances in accounts payable balances due to timing of payments to vendors.
During the year ended December 31, 2013, QVC's primary uses of cash were $2,387 million of principal payments on debt and capital lease obligations, $1,005 million of dividends to Liberty, $272 million of capital and cable and satellite television distribution rights expenditures, $46 million in premiums paid for the redemption of QVC's existing 7.125% Senior Secured Notes due 2017 and partial redemption of QVC's 7.5% Senior Secured Notes due 2019 and $45 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,674 million of principal borrowings on the senior secured credit facility, $1,050 million in proceeds from the issuance of the 4.375% Senior Secured Notes due 2023 and the 5.95% Senior Secured Notes due 2043 and $973 million of cash provided by operating activities. As of December 31, 2013, QVC's cash and cash equivalents balance (excluding restricted cash) was $457 million.
Other
Capital expenditures spending in 2016 is expected to be between $210 to $220 million.
On July 2, 2015, QVC entered into a lease (the “Lease”) for a new west coast distribution center. Pursuant to the Lease, the landlord is building an approximately one million square foot rental building in Ontario, California (the “Premises”), and thereafter will lease the Premises to QVC as its new west coast distribution center for an initial term of 15 years. Under the Lease, QVC is required to pay an initial base rent of approximately $6 million a year, increasing to approximately $8 million a year by the final year of the initial term, as well as all real estate taxes and other building operating costs. QVC also has an option to extend the term of the Lease for up to two consecutive terms of 10 years each and the right to obtain the Premises and related land from the landlord by entering into an amended and restated lease at any time during the twenty-fifth or twenty-sixth month of the Lease’s initial term with a $10 million initial payment and annual payments of $12 million over a term of 13 years. We have concluded that QVC is the deemed owner (for accounting purposes only) of the Premises during the construction period under build-to-suit lease accounting. Once the landlord completes the construction of the Premises (estimated to be mid 2016), we will evaluate the Lease in order to determine whether the Lease meets the criteria for “sale-leaseback” treatment under U.S. GAAP.
However, we expect that upon completion of the Premises that the Lease will not meet the “sale-leaseback” criteria. If the Lease does not meet “sale-leaseback” criteria, the Company will treat the Lease as a financing obligation and lease payments will be attributed to: (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense representing an imputed cost to lease the underlying land of the Premises. If we do not exercise our right to obtain the Premises and related land, the Company will derecognize both the net book values of the asset and the financing obligation at the conclusion of the lease term.
Refer to the chart under the "Off-balance Sheet Arrangements and Aggregate Contractual Obligations" section below for additional information concerning the amount and timing of expected future payments under QVC's contractual obligations at December 31, 2015.
QVC has contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible QVC may incur losses upon the conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, that may be required to satisfy such contingencies will not be material in relation to the Company's consolidated financial statements.
During the year ended December 31, 2015, QVC put into action the One Q Reorganization Plan which reorganized the Company's reporting structure. This plan essentially discontinued the historical operational strategy of mirroring the original U.S. business in the different markets where each market was managed as a separate entity. The purpose of the plan is to reorganize the reporting structure for the shared services to support the U.S. and international segments. Refer to note 15 to the consolidated financial statements for additional information.

Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations at December 31, 2015 is summarized below:

	Payments due by period
(in millions)	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt (1)	$—	—	—	400	1,815	3,150	5,365
Interest payments (2)	202	202	202	196	161	1,063	2,026
Capital lease obligations (including imputed interest)	11	12	14	13	10	18	78
Operating lease obligations	20	18	16	12	11	86	163
Build to suit lease	—	5	6	6	6	73	96
Purchase obligations and other	$1,480	20	39	19	10	—	1,568
(1) Amounts exclude capital lease obligations and the issue discounts on the 3.125%, 4.375%, 4.85%, 4.45%, 5.45% and 5.95% Senior Secured Notes.
(2) Amounts (i) are based on the terms of QVC's senior secured credit facility and senior secured notes, (ii) assumes the interest rates on the floating rate debt remain constant at the rates in effect as of December 31, 2015, (iii) assumes that our existing debt is repaid at maturity and (iv) excludes capital lease obligations.
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
On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability. This ASU intends to simplify the presentation of debt issuance costs. This standard will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable International Financial Reporting Standards. Subsequent to the issuance of ASU 2015-03, the SEC staff made an announcement regarding the presentation of debt issuance costs associated with line-of-credit arrangements, which was codified by the FASB in ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The amendments in these new accounting standards are effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2015 and interim periods within those years. We have adopted this new guidance effective fourth quarter of 2015. The retrospective application of this guidance decreased other intangible assets, net and decreased long-term portion of debt and capital lease obligations by $41 million on the consolidated balance sheet at December 31, 2014.
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
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet and permits the use of either a retrospective or prospective transition method. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2015. We have adopted this new guidance effective fourth quarter of 2015. The retrospective application of this guidance decreased current deferred income tax assets and decreased noncurrent deferred income tax liabilities by $210 million on the consolidated balance sheet at December 31, 2014.
In January 2016, the FASB issued ASU No. 2016-01, Financial Statements - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities at fair value. The amendments in this ASU are effective for the Company beginning on January 1, 2018 and should be applied through a cumulative-effect adjustment to the statement of financial position. Early adoption is permitted under certain circumstances. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for the Company beginning on January 1, 2019 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company has not yet determined what the effects of adopting this ASU will be on its consolidated financial statements.
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
Goodwill and long-lived assets
QVC's long-lived asset valuations are primarily comprised of the annual assessment of the recoverability of goodwill and other nonamortizable intangibles, such as trademarks, and the evaluation of the recoverability of other long-lived assets upon certain triggering events. If the carrying value of long-lived assets exceeds their undiscounted cash flows, QVC is required to write the carrying value down to the fair value. Any such writedown is included in depreciation/amortization in the consolidated statements of operations. A high degree of judgment is required to estimate the fair value of the long-lived assets. QVC may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. QVC may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Due to the high degree of judgment involved in estimation techniques, any value ultimately derived from the long-lived assets may differ from the estimate of fair value. As both of QVC's operating segments have long-lived assets, this critical accounting estimate affects the financial position and results of operations of each segment.

The accounting guidance also permits entities to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports that it is more likely than not that the carrying value of the Company’s indefinite-lived intangible assets, other than goodwill, exceeds its fair value, then a quantitative assessment is performed. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
QVC utilizes a qualitative assessment for determining whether step one of the goodwill impairment analysis is necessary. The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In evaluating goodwill on a qualitative basis, QVC reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of our reporting units. A reporting unit is defined in accounting guidance in accordance with U.S. GAAP as an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company considers whether there were any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges and the legal environments, and how these factors might impact country specific performance in future periods. As QVC-Italy’s results were lower than anticipated, the Company concluded that there was not enough support to determine that it was more likely than not that the carrying value of the QVC-Italy exceeds its fair value, and a quantitative assessment was performed.  As a result of the qualitative and quantitative steps performed, there were no goodwill impairments in 2015.
The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 were as follows:

(in millions)	QVC-U.S.	QVC-Germany	QVC-Japan	QVC-U.K.	QVC-Italy	Total
Balance as of December 31, 2013	$4,190	348	288	216	155	5,197
Exchange rate fluctuations	—	(40)	(35)	(13)	(18)	(106)
Balance as of December 31, 2014	4,190	308	253	203	137	5,091
Exchange rate fluctuations	—	(30)	(2)	(10)	(14)	(56)
Balance as of December 31, 2015	$4,190	278	251	193	123	5,035
Retail related adjustments and allowances
QVC records adjustments and allowances for sales returns, inventory obsolescence and uncollectible receivables. Each of these adjustments is estimated based on historical experience. Sales returns are calculated as a percent of sales and are netted against revenue in the consolidated statement of operations. For the years ended December 31, 2015, 2014 and 2013, sales returns represented 19.1%, 19.4% and 19.8% of gross product revenue, respectively. The inventory obsolescence reserve is calculated as a percent of inventory at the end of a reporting period based on, among other factors, the average inventory balance for the preceding twelve months and historical experience with liquidated inventory. The change in the reserve is included in cost of goods sold in the consolidated statements of operations. At December 31, 2015, inventory was $929 million, which was net of the obsolescence adjustment of $84 million. At December 31, 2014, inventory was $882 million, which was net of the obsolescence adjustment of $76 million. The allowance for doubtful accounts is calculated as a percent of accounts receivable at the end of a reporting period, and it is based on historical experience, with the change in such allowance being recorded as bad debt expense in the consolidated statements of operations. At December 31, 2015, trade accounts receivable were $1,370 million, net of the allowance for doubtful accounts of $86 million. At December 31, 2014, trade accounts receivable were $1,196 million, net of the allowance for doubtful accounts of $91 million. Each of these adjustments requires management judgment. Actual results could differ from management's estimates.

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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at December 31, 2015:

(in millions, except percentages)	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	—	—	400	—	3,150	3,550	3,374
Weighted average interest rate on fixed rate debt	—%	—%	—%	3.1%	—%	4.9%	4.7%	N/A
Variable rate debt	$—	—	—	—	1,815	—	1,815	1,815
Average interest rate on variable rate debt	—%	—%	—%	—%	1.9%	—%	1.9%	N/A
(1) Amounts exclude capital lease obligations and the issue discounts on the 3.125%, 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
N/A - Not applicable.
Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the years ended December 31, 2015, 2014 and 2013 would have been impacted by approximately $5 million, $7 million, and $4 million respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The credit facility provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of December 31, 2015, 2014 and 2013, no borrowings in foreign currencies were outstanding.
In 2015 QVC entered into a hedge of a net investment in a foreign subsidiary and the value of this hedge is affected by changes in the value of the Euro. A 1% change in the value of the Euro will result in a change in the value of this hedge of approximately $5 million. For additional information, refer to note 14 of the Company's audited consolidated financial statements.

Item 8. Financial Statements and Supplementary Data
The consolidated financial statements of QVC, Inc. are filed under this Item, beginning on page II-18. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2015 because of the material weakness in our internal control over financial reporting that is described below in “Management’s Report on Internal Control Over Financial Reporting.”
However, giving full consideration to the material weakness, the Company’s management has concluded that the consolidated financial statements included in this annual report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles. KPMG LLP has issued its report dated February 29, 2016, which expressed an unqualified opinion on those consolidated financial statements.
Management’s Report on Internal Control Over Financial Reporting
See page II-17 for Management's Report on Internal Control Over Financial Reporting.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2015, the Company continued to review the design of its controls, made adjustments and continued to alleviate the noted control deficiencies. Other than these items, there was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation Plan for Material Weakness in Internal Control Over Financial Reporting
See “Item 9A. Controls and Procedures - Management’s Report on Internal Control Over Financial Reporting” and “Item 9A. Controls and Procedures - Remediation Plan For Material Weakness in Internal Control Over Financial Reporting” contained in the Company’s report on Form 10-K for the fiscal year ended December 31, 2014 for disclosure of information about the material weakness that was reported as a result of the Company’s annual assessment as of December 31, 2014 and remediation plans for that material weakness. The Company has been implementing and executing its previously disclosed remediation plans; however, based on the Company’s evaluation as of December 31, 2015, a material weakness continues to exist at December 31, 2015. In response to the material weakness identified in Management’s Report on Internal Control Over Financial Reporting as of December 31, 2015, the Company has implemented a plan with oversight from the Audit Committee of the Board of Directors of Liberty to remediate the material weakness. The remediation efforts identified and implemented include the following:

•
A monitoring control was established to identify inappropriate user access and incompatible or conflicting functions. The work of the identified individuals, with such duties, were then reviewed to determine whether they inappropriately utilized the incompatible or conflicting functions to perform any inappropriate activity.

•	Monitoring controls over manual and post-close journal entries were enhanced to ensure that there is adequate oversight over such entries.

•	Additionally, procedures were established to validate the completeness and accuracy of reports used in the financial reporting process to support control activities.

The Company believes the foregoing efforts effectively remediated the material weakness described in “Management's Report on Internal Control Over Financial Reporting” after the assessment date and prior to the filing of this Annual Report on Form 10-K. However, because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of this material weakness will require on-going review and evidence of effectiveness.
Additionally, the Company intends to continue to monitor the incompatible or conflicting roles and related end user access to determine whether additional adjustments, to reduce or eliminate the occurrences of segregation of duties issues, should be made to such roles. This could further reduce the reliance on the monitoring controls identified.
Item 9B. Other Information
None.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
QVC, Inc.'s (the "Company") management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2015, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2015, our internal control over financial reporting is not effective due to the material weakness described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on its evaluation of internal control over financial reporting as described above, management concluded that it did not design and maintain effective internal controls with respect to information technology controls and the associated information produced by the Company. Specifically, the following items were not designed and operating effectively:

•
Segregation of duties to ensure that incompatible functions did not overlap and that the activities of individuals with incompatible functions or who have access to certain critical transactions were appropriately monitored; and

•	Controls over the review of manual and post-close journal entries and the completeness and accuracy of reports utilized in the financial reporting process to support control activities.
While the control deficiency identified did not result in any material misstatements, a reasonable possibility exists that a material misstatement to the annual or interim consolidated financial statements and disclosures will not be prevented or detected on a timely basis.
This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's Report On Internal Control Over Financial Reporting was not subject to attestation by the Company's independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

See accompanying notes to the consolidated financial statements

Report of Independent Registered Public Accounting Firm
The Stockholder-Director of QVC, Inc.:
We have audited the accompanying consolidated balance sheets of QVC, Inc. and subsidiaries (the "Company"), a wholly owned subsidiary of Liberty Interactive Corporation, as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QVC, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Philadelphia, Pennsylvania
February 29, 2016

QVC, Inc.
Consolidated Balance Sheets
December 31, 2015 and 2014

(in millions, except share amounts)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$327	347
Restricted cash	11	12
Accounts receivable, less allowance for doubtful accounts of $86 at December 31, 2015 and $91 at December 31, 2014	1,370	1,196
Inventories	929	882
Prepaid expenses	42	50
Total current assets	2,679	2,487
Property and equipment, net of accumulated depreciation of $941 at December 31, 2015 and $884 at December 31, 2014	1,002	1,026
Cable and satellite television distribution rights, net	339	461
Goodwill	5,035	5,091
Other intangible assets, net	2,936	3,102
Other noncurrent assets	67	58
Total assets	$12,058	12,225
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$9	9
Accounts payable-trade	658	629
Accrued liabilities	872	885
Total current liabilities	1,539	1,523
Long-term portion of debt and capital lease obligations	5,393	4,579
Deferred compensation	13	17
Deferred income taxes	827	911
Other long-term liabilities	168	149
Total liabilities	7,940	7,179
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	6,827	6,787
Accumulated deficit	(2,669)	(1,805)
Accumulated other comprehensive loss	(140)	(39)
Total QVC, Inc. stockholder's equity	4,018	4,943
Noncontrolling interest	100	103
Total equity	4,118	5,046
Total liabilities and equity	$12,058	12,225

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Operations
Years ended December 31, 2015, 2014 and 2013

(in millions)	2015	2014	2013
Net revenue	$8,743	8,801	8,623
Cost of goods sold	5,528	5,547	5,465
Gross profit	3,215	3,254	3,158
Operating expenses:
Operating	607	618	610
Selling, general and administrative, including stock-based compensation	745	770	745
Depreciation	134	135	127
Amortization	454	452	431
	1,940	1,975	1,913
Operating income	1,275	1,279	1,245
Other (expense) income:
Equity in losses of investee	(9)	(8)	(4)
Gains on financial instruments	—	—	15
Interest expense, net	(208)	(239)	(214)
Foreign currency gain	14	3	1
Loss on extinguishment of debt	(21)	(48)	(57)
	(224)	(292)	(259)
Income before income taxes	1,051	987	986
Income tax expense	(389)	(354)	(353)
Net income	662	633	633
Less net income attributable to the noncontrolling interest	(34)	(39)	(45)
Net income attributable to QVC, Inc. stockholder	$628	594	588

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Comprehensive Income
Years ended December 31, 2015, 2014 and 2013

(in millions)	2015	2014	2013
Net income	$662	633	633
Foreign currency translation adjustments	(102)	(191)	(72)
Total comprehensive income	560	442	561
Comprehensive income attributable to noncontrolling interest	(33)	(26)	(20)
Comprehensive income attributable to QVC, Inc. stockholder	$527	416	541

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Cash Flows
Years ended December 31, 2015, 2014 and 2013

(in millions)	2015	2014	2013
Operating activities:
Net income	$662	633	633
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of investee	9	8	4
Deferred income taxes	(90)	(202)	(108)
Foreign currency gain	(14)	(3)	(1)
Depreciation	134	135	127
Amortization	454	452	431
Change in fair value of financial instruments and noncash interest	7	9	(6)
Loss on extinguishment of debt	21	48	57
Stock-based compensation	31	44	38
Change in other long-term liabilities	—	47	3
Effects of changes in working capital items	(186)	42	(205)
Net cash provided by operating activities	1,028	1,213	973
Investing activities:
Capital expenditures	(215)	(183)	(214)
Expenditures for cable and satellite television distribution rights	(72)	(31)	(58)
Decreases in restricted cash	—	2	1
Changes in other noncurrent assets	—	—	(2)
Other investing activities	2	1	3
Net cash used in investing activities	(285)	(211)	(270)
Financing activities:
Principal payments of debt and capital lease obligations	(2,177)	(3,049)	(2,387)
Principal borrowings of debt from senior secured credit facility	2,974	1,852	1,674
Proceeds from issuance of senior secured notes, net of original issue discount	—	1,997	1,050
Payment of debt origination fees	(3)	(24)	(16)
Payment of bond premium fees	(18)	(32)	(46)
Dividends paid to Liberty	(1,485)	(1,765)	(1,005)
Dividends paid to noncontrolling interest	(36)	(42)	(45)
Other financing activities	(15)	(3)	12
Net cash used in financing activities	(760)	(1,066)	(763)
Effect of foreign exchange rate changes on cash and cash equivalents	(3)	(46)	(23)
Net decrease in cash and cash equivalents	(20)	(110)	(83)
Cash and cash equivalents, beginning of period	347	457	540
Cash and cash equivalents, end of period	$327	347	457
Effects of changes in working capital items:
Increase in accounts receivable	$(178)	(96)	(63)
(Increase) decrease in inventories	(68)	20	(14)
Increase in prepaid expenses	(9)	(1)	(1)
Increase (decrease) in accounts payable-trade	27	172	(121)
Increase (decrease) in accrued liabilities and other	42	(53)	(6)
Effects of changes in working capital items	$(186)	42	(205)
Supplemental cash flow information:
Cash paid for taxes-to Liberty	$330	375	385
Cash paid for taxes-other	141	98	156
Cash paid for interest	223	211	206

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statement of Equity
Years ended December 31, 2015, 2014 and 2013

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2012	1	$—	6,665	(161)	186	144	6,834
Net income	—	—	—	588	—	45	633
Foreign currency translation adjustments	—	—	—	—	(47)	(25)	(72)
Dividends paid to Liberty and noncontrolling interest and other	—	—	—	(1,002)	—	(45)	(1,047)
Impact of tax liability allocation and indemnification agreement with Liberty	—	—	—	(45)	—	—	(45)
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	(12)	—	—	—	(12)
Excess tax benefit resulting from stock-based compensation	—	—	12	—	—	—	12
Stock-based compensation	—	—	38	—	—	—	38
Balance, December 31, 2013	1	—	6,703	(620)	139	119	6,341
Net income	—	—	—	594	—	39	633
Foreign currency translation adjustments	—	—	—	—	(178)	(13)	(191)
Dividends paid to Liberty and noncontrolling interest and other	—	—	—	(1,779)	—	(42)	(1,821)
Impact of tax liability allocation and indemnification agreement with Liberty	—	—	35	—	—	—	35
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	(11)	—	—	—	(11)
Excess tax benefit resulting from stock-based compensation	—	—	16	—	—	—	16
Stock-based compensation	—	—	44	—	—	—	44
Balance, December 31, 2014	1	—	6,787	(1,805)	(39)	103	5,046
Net income	—	—	—	628	—	34	662
Foreign currency translation adjustments	—	—	—	—	(101)	(1)	(102)
Dividends paid to Liberty and noncontrolling interest and other	—	—	—	(1,492)	—	(36)	(1,528)
Impact of tax liability allocation and indemnification agreement with Liberty	—	—	18	—	—	—	18
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	(9)	—	—	—	(9)
Stock-based compensation	—	—	31	—	—	—	31
Balance, December 31, 2015	1	$—	6,827	(2,669)	(140)	100	4,118

See accompanying notes to the consolidated financial statements

QVC, Inc.
Notes to Consolidated Financial Statements

(1) Basis of Presentation
QVC, Inc. and its consolidated subsidiaries ("QVC" or the "Company") is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications.
In the United States ("U.S."), QVC's live programming is distributed via its nationally televised shopping program 24 hours per day, 364 days per year ("QVC-U.S."). Internationally, QVC's program services are based in Germany, Austria, the United Kingdom ("U.K."), the Republic of Ireland, Italy, Japan,and France ("QVC-International"). QVC-International distributes programming live between eight and 24 hours per day, and an additional seven to 16 hours per day of recorded programming, depending on the market.
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the years ended December 31, 2015 and 2014, QVC-Japan paid dividends to Mitsui of $36 million and $42 million, respectively.
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
The Company is an indirect wholly owned subsidiary of Liberty Interactive Corporation ("Liberty"), which owns interests in a broad range of digital commerce businesses. On October 3, 2014, the Company declared and paid a dividend in cash to Liberty in the amount of $1 billion with funds drawn from the Company's credit facility. Additionally, Liberty reattributed from the Interactive Group to the Ventures Group $970 million in cash and certain of its digital commerce companies, including Backcountry.com, Inc., Bodybuilding.com, LLC, CommerceHub, Provide Commerce, Inc., and Evite, Inc.. As a result of these transactions, the Interactive Group is now referred to as the QVC Group, which tracks the Company, zulily (defined below) (as of October 1, 2015) and Liberty's 38% equity interest in HSN, Inc., one of the Company's two closest televised shopping competitors, along with cash and certain liabilities. The Liberty Interactive tracking stock trading symbol "LINTA" was changed to "QVCA" and the "LINTB" trading symbol was changed to "QVCB," effective October 7, 2014. Effective June 4, 2015, the name of the “Liberty Interactive common stock” was changed to the “QVC Group common stock.”
On October 1, 2015, Liberty acquired all of the outstanding shares of zulily, inc. ("zulily") (now known as zulily, llc) and QVC declared and paid a dividend to Liberty in the amount of $910 million with funds drawn from the Company’s credit facility to support Liberty’s purchase. zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. zulily is attributed to the QVC Group and the Company believes that its business is complementary to the Company. zulily is not part of the results of operations or financial position of QVC presented in these consolidated financial statements.
The consolidated financial statements include the accounts of QVC, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.
(2) Summary of Significant Accounting Policies
(a) Cash and cash equivalents
All highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents were $218 million and $245 million at December 31, 2015 and 2014, respectively. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair values (Level 1).

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(b) Restricted cash
Restricted cash at December 31, 2015 and 2014 primarily includes a cash deposit with a third party trustee that provides financial assurance that the Company will fulfill its obligations in relation to claims under its workers' compensation policy.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 were as follows:

(in millions)	QVC-U.S.	QVC-Germany	QVC-Japan	QVC-U.K.	QVC-Italy	Total
Balance as of December 31, 2013	$4,190	348	288	216	155	5,197
Exchange rate fluctuations	—	(40)	(35)	(13)	(18)	(106)
Balance as of December 31, 2014	4,190	308	253	203	137	5,091
Exchange rate fluctuations	—	(30)	(2)	(10)	(14)	(56)
Balance as of December 31, 2015	$4,190	278	251	193	123	5,035
QVC utilizes a qualitative assessment for determining whether step one of the goodwill impairment analysis is necessary. The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In evaluating goodwill on a qualitative basis, QVC reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of its reporting units. A reporting unit is defined in accounting guidance in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP" or "GAAP") as an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company considers whether there were any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges and the legal environments, and how these factors might impact country specific performance in future periods.
The accounting guidance also permits entities to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports that it is more likely than not that the carrying value of the Company’s indefinite-lived intangible assets, other than goodwill, exceeds its fair value, then a quantitative assessment is performed. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
If a step one test is considered necessary based on the qualitative factors, the Company compares the estimated fair value of a reporting unit to its carrying value. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in the Company's valuation analysis are based on management's best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts. For those reporting units whose carrying value exceeds the fair value, a second test is required to measure the impairment loss (the "Step 2 Test"). In the Step 2 Test, the fair value (Level 3) of the reporting unit is allocated to all of the assets and liabilities of the reporting unit with any residual value being allocated to goodwill. Any excess of the carrying value of the goodwill over this allocated amount is recorded as an impairment charge. There were no goodwill impairments recorded during the years ended December 31, 2015, 2014 and 2013.
(i) Translation of foreign currencies
Assets and liabilities of foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustments, net of applicable income taxes, are recorded as a component of accumulated other comprehensive income (loss) in equity.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(j) Revenue recognition
The Company recognizes revenue at the time of delivery to customers. The revenue for shipments in-transit is recorded as deferred revenue.
The Company's general policy is to allow customers to return merchandise for up to thirty days after the date of shipment. An allowance for returned merchandise is provided at the time revenue is recorded as a percentage of sales based on historical experience. The total reduction in net revenue due to returns for the years ended December 31, 2015, 2014 and 2013 aggregated to $1,971 million, $2,023 million and $2,036 million, respectively.
A summary of activity in the allowance for sales returns, recorded on a net margin basis, was as follows:

(in millions)	Balance beginning of year	Additions- charged to earnings	Deductions	Balance end of year
2015	$109	1,213	(1,215)	107
2014	106	1,253	(1,250)	109
2013	90	1,296	(1,280)	106
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
(l) Advertising costs
Advertising costs are expensed as incurred. Advertising costs amounted to $87 million, $92 million and $89 million for the years ended December 31, 2015, 2014 and 2013, respectively. These costs were included in selling, general and administrative expenses in the consolidated statements of operations.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

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
During the year ended December 31, 2015, QVC entered into a hedge of a net investment in a foreign subsidiary. The purpose of the investment is to protect QVC's investment in the foreign subsidiary against the variability of the U.S. dollar and Euro exchange rate. The gain is recognized in other comprehensive income. For additional information, refer to note 14.
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
(s) Investment in affiliate
The Company holds an investment in China that is accounted for using the equity method. The equity method of accounting is used when the Company exercises significant influence, but do not have operating control, generally assumed to be 20%-50% ownership. Under the equity method, original investments are recorded at cost and adjusted by its share of undistributed earnings or losses of these companies. The excess of the Company's cost on its underlying interest in the net assets of the affiliate is allocated to identifiable intangible assets and goodwill. Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.
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
The current investment in CNRS is approximately $43 million classified within other noncurrent assets on the balance sheet.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability. This ASU intends to simplify the presentation of debt issuance costs. This standard will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable International Financial Reporting Standards. Subsequent to the issuance of ASU 2015-03, the SEC staff made an announcement regarding the presentation of debt issuance costs associated with line-of-credit arrangements, which was codified by the FASB in ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The amendments in these new accounting standards are effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2015 and interim periods within those years. The Company adopted this new guidance effective fourth quarter of 2015. The retrospective application of this guidance decreased other intangible assets, net and decreased long-term portion of debt and capital lease obligations by $41 million on the consolidated balance sheet at December 31, 2014.
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
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet and permits the use of either a retrospective or prospective transition method. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2015. The Company has adopted this new guidance effective fourth quarter of 2015. The retrospective application of this guidance decreased current deferred income tax assets and decreased noncurrent deferred income tax liabilities by $210 million on the consolidated balance sheet at December 31, 2014.
In January 2016, the FASB issued ASU No. 2016-01, Financial Statements - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities at fair value. The amendments in this ASU are effective for the Company beginning on January 1, 2018 and should be applied through a cumulative-effect adjustment to the statement of financial position. Early adoption is permitted under certain circumstances. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for the Company beginning on January 1, 2019 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company has not yet determined what the effects of adopting this ASU will be on its consolidated financial statements.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(v) Reclassifications
Certain prior period amounts have been reclassified to conform with current period presentation. The reclassified areas include the impact of the retroactively applied recent accounting guidance mentioned above and segment information resulting from the change in reportable segments. Additionally, for the years ended December 31, 2014 and 2013 the Company has reclassified costs of $135 million and $130 million, respectively on the consolidated statements of operations from operating to selling, general and administrative, including stock-based compensation due to continued convergence of broadcast and e-commerce operations which included programming, broadcasting, personnel and production costs. In the year ended December 31, 2015, the Company incurred approximately $124 million of these types of expenses.
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
In 2014, QVC-U.S. amended and restated its agreement with a large consumer financial services company (the "Bank") pursuant to which the Bank provides revolving credit directly to QVC's customers for the sole purpose of purchasing merchandise or services with a QVC branded credit card ("Q Card"). The Company receives a portion of the net economics of the credit card program. The Company cannot predict the extent to which customers will use the Q Card, nor the extent that they will make payments on their outstanding balances. The net amount of finance income resulting from credit card operations is included as a reduction of selling, general and administrative expenses and was $92 million, $80 million and $63 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company also accepts major credit cards for its sales. Accounts receivable from major credit cards represents amounts owed to QVC from the credit card clearing houses for amounts billed but not yet collected.
Accounts receivable consisted of the following:

	December 31,
(in millions)	2015	2014
QVC Easy-Pay plan	$1,197	1,015
Major credit card and other receivables	259	272
	1,456	1,287
Less allowance for doubtful accounts	(86)	(91)
Accounts receivable, net	$1,370	1,196
A summary of activity in the allowance for doubtful accounts was as follows (in millions):

(in millions)	Balance beginning of year	Additions- charged to expense	Deductions- write-offs	Balance end of year
2015	$91	82	(87)	86
2014	83	92	(84)	91
2013	74	81	(72)	83
The carrying value of accounts receivable, adjusted for the reserves described above, approximates fair value as of December 31, 2015, 2014 and 2013.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(4) Property and Equipment, Net
Property and equipment consisted of the following:

	December 31,		Estimated useful
(in millions)	2015	2014	life
Land	$82	84	N/A
Buildings and improvements	945	948	8 - 20 years
Furniture and other equipment	413	417	2 - 8 years
Broadcast equipment	129	105	3 - 5 years
Computer equipment	157	145	2 - 4 years
Transponders (note 9)	148	168	8 - 15 years
Projects in progress	69	43	N/A
	1,943	1,910
Less accumulated depreciation	(941)	(884)
Property and equipment, net	$1,002	1,026
Disposal of fully depreciated assets reduced property and equipment and accumulated depreciation by $15 million and $101 million with no impact to earnings for the years ended December 31, 2015 and 2014.
At December 31, 2015, the west coast distribution center (note 9) approximated $16 million within projects in progress.
In 2014, QVC-Italy took ownership of its previously leased headquarters in Italy that includes television studios, broadcast facilities, administrative offices and a call center for approximately $20 million.
(5) Cable and Satellite Television Distribution Rights, Net
Cable and satellite television distribution rights consisted of the following:

(in millions)	2015	2014
Cable and satellite television distribution rights	$2,259	2,308
Less accumulated amortization	(1,920)	(1,847)
Cable and satellite television distribution rights, net	$339	461
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
Cable and satellite television distribution rights are amortized using the straight-line method over the lives of the individual agreements. The remaining weighted average lives of the cable and satellite television distribution rights was approximately 2.3 years at December 31, 2015. Amortization expense for cable and satellite television distribution rights was $189 million, $185 million and $177 million for the years ended December 31, 2015, 2014 and 2013, respectively.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

As of December 31, 2015, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

2016	$182
2017	123
2018	12
2019	9
2020	8
The decrease in future amortization expense in 2018 is primarily due to the end of affiliation agreement terms for contracts in place at the time of Liberty's acquisition of QVC in 2003.
In return for carrying QVC's signals, each programming distributor in the U.S. receives an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs and from certain Internet sales to customers located in the programming distributors' service areas. In Germany, Japan, the U.K., Italy and France, programming distributors predominately receive an agreed-upon annual fee, a monthly fee per subscriber regardless of the net sales, a variable percentage of net sales or some combination of the above arrangements. The Company recorded expense related to these commissions of $293 million, $299 million and $298 million for the years ended December 31, 2015, 2014 and 2013, respectively, which is included as part of operating expenses in the consolidated statements of operations.
(6) Other Intangible Assets, Net
Other intangible assets consisted of the following:

December 31,
	2015			2014			Weighted average remaining life (years)
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$625	(418)	207	568	(369)	199	2.3
Affiliate and customer relationships	2,409	(2,115)	294	2,428	(1,958)	470	1.8
Debt origination fees	9	(2)	7	8	(3)	5	4.2
Trademarks (indefinite life)	2,428	—	2,428	2,428	—	2,428	N/A
	$5,471	(2,535)	2,936	5,432	(2,330)	3,102	2.1
N/A - Not applicable.
Disposal of fully amortized assets reduced other intangible assets and accumulated amortization by $15 million and $80 million with no impact to earnings for the years ended December 31, 2015 and 2014.
Amortization expense for other intangible assets was $265 million, $267 million and $254 million for the years ended December 31, 2015, 2014 and 2013, respectively.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

As of December 31, 2015, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

2016	$273
2017	183
2018	43
2019	6
2020	3
The decrease in future amortization expense in 2018 is primarily due to the end of the useful lives of the affiliate and customer relationships in place at the time of Liberty's acquisition of QVC in 2003.
(7) Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
(in millions)	2015	2014
Accounts payable non-trade	$240	200
Accrued compensation and benefits	116	110
Income taxes	116	137
Allowance for sales returns	106	109
Deferred revenue	83	85
Sales and other taxes	79	83
Accrued interest	58	79
Other	74	82
	$872	885
(8) Long-Term Debt
Long-term debt consisted of the following:

	December 31,
(in millions)	2015	2014
3.125% Senior Secured Notes due 2019, net of original issue discount	$399	399
7.375% Senior Secured Notes due 2020	—	500
5.125% Senior Secured Notes due 2022	500	500
4.375% Senior Secured Notes due 2023, net of original issue discount	750	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	600
4.45% Senior Secured Notes due 2025, net of original issue discount	599	599
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
Senior secured credit facility	1,815	508
Capital lease obligations	72	74
Less debt issuance costs, net	(32)	(41)
Total debt	5,402	4,588
Less current portion	(9)	(9)
Long-term portion of debt and capital lease obligations	$5,393	4,579

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and certain of its subsidiaries and have equal priority to the senior secured credit facility. The interest on all of QVC's senior secured notes is payable semi-annually.
(a) 7.125% Senior Secured Notes due 2017
On March 23, 2010, QVC issued $500 million principal amount of 7.125% Senior Secured Notes due 2017 at par (not presented within the above table due to zero balance at both December 31, 2015 and 2014). On March 18, 2013, $124 million of the 7.125% Senior Secured Notes due 2017 were tendered whereby holders received consideration of $1,039.40 for each $1,000 of principal tendered. On April 17, 2013, QVC completed the redemption of the remaining $376 million principal amount of its 7.125% Senior Secured Notes due 2017, whereby holders received consideration of $1,035.63 for each $1,000 of principal tendered.
(b) 3.125% Senior Secured Notes due 2019
On March 18, 2014, QVC issued $400 million principal amount of 3.125% Senior Secured Notes due 2019 at an issue price of 99.828%. The net proceeds from the offerings of these notes were used to repay indebtedness under QVC’s senior secured credit facility and for working capital and other general corporate purposes.
(c) 7.5% Senior Secured Notes due 2019
On September 25, 2009, QVC issued $1 billion principal amount of 7.5% Senior Secured Notes due 2019 at an issue price of 98.278% (not presented within the above table due to zero balance at both December 31, 2015 and 2014). On March 18, 2013, $231 million of the 7.5% Senior Secured Notes due 2019 were tendered whereby holders of the 7.5% Senior Secured Notes due 2019 received consideration of $1,120 for each $1,000 of principal tendered. On September 8, 2014, QVC completed the redemption of the remaining balance outstanding on these notes. Holders of the notes received consideration of $1,042.05 for each $1,000 of principal tendered.
(d) 7.375% Senior Secured Notes due 2020
On March 23, 2010, QVC issued $500 million principal amount of 7.375% Senior Secured Notes due 2020 at par. On April 15, 2015, QVC completed the redemption of the 7.375% Senior Secured Notes due 2020, whereby holders received consideration of $1,036.88 for each $1,000 of principal tendered.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(i) 5.45% Senior Secured Notes due 2034
On August 21, 2014, QVC issued $400 million principal amount of 5.45% Senior Secured Notes due 2034 at an issue price of 99.784%. The net proceeds from the offerings of these notes were used for the redemption of QVC’s 7.5% Senior Secured Notes due 2019 on September 8, 2014 and for working capital and other general corporate purposes.
(j) 5.95% Senior Secured Notes due 2043
On March 18, 2013, QVC issued $300 million principal amount of 5.95% Senior Secured Notes due 2043 at an issue price of 99.973%. The net proceeds from the issuance of these instruments were used to reduce the outstanding principal of QVC's existing 7.125% Senior Secured Notes due 2017, the7.5% Senior Secured Notes due 2019 and the senior secured credit facility, as well as for general corporate purposes.
Senior Secured Credit Facility
On March 9, 2015, QVC amended and restated its senior secured credit facility (the "Second Amended and Restated Credit Agreement"), which is a multi-currency facility that provides for a $2.25 billion revolving credit facility with a $250 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. QVC may elect that the loans extended under the senior secured credit facility bear interest at a rate per annum equal to the ABR or LIBOR, as each is defined in the senior secured credit facility agreement, plus a margin of 0.25% to 1.75% depending on various factors. Each loan may be prepaid in whole or in part without penalty at any time other than customary breakage costs. Any amounts prepaid on the revolving credit facility may be reborrowed. Payment of loans may be accelerated following certain customary events of default. The senior secured credit facility is secured by the capital stock of QVC. The purpose of the amendment was to, among other things, extend the maturity of the Company's senior secured credit facility to March 9, 2020 and lower the interest rate on borrowings.
QVC had $434.8 million available under the terms of the senior secured credit facility at December 31, 2015. The interest rate on the senior secured credit facility was 1.9% at December 31, 2015.
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
Other Debt Related Information
As a result of the refinancing transactions discussed above, the Company incurred an extinguishment loss of $21 million, $48 million, $57 million for the years ended December 31, 2015, 2014 and 2013, respectively, recorded as loss on extinguishment of debt in the consolidated statements of operations.
QVC was in compliance with all of its debt covenants at December 31, 2015.
During the year-ended December 31, 2015, there were no significant changes to QVC's debt credit ratings.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

The weighted average rate applicable to all of the outstanding debt (excluding capital leases) was 3.7% as of December 31, 2015.
At December 31, 2015 and 2014, outstanding letters of credit totaled $22 million and $18 million, respectively.
(9) Leases and Transponder Service Arrangements
Future minimum payments under noncancelable operating leases and capital transponder leases with initial terms of one year or more and the lease related to QVC's west coast distribution center at December 31, 2015 consisted of the following:

(in millions)	Capital transponders	Operating leases	Build to suit lease
2016	$11	20	—
2017	12	18	5
2018	14	16	6
2019	13	12	6
2020	10	11	6
Thereafter	18	86	73
Total	$78	163	96
The Company distributes its television programs, via satellite and optical fiber, to cable television and direct-to-home satellite system operators for retransmission to their subscribers in the U.S., Germany, Japan, the U.K., France and neighboring countries. The Company also transmits its television programs over digital terrestrial broadcast television to viewers throughout Italy and the U.K. and to viewers in certain geographic regions in the U.S and Germany. In the U.S., the Company uplinks its analog and digital programming transmissions using a third party service. Both transmissions are uplinked to protected, non-preemptible transponders on U.S. satellites. "Protected" status means that, in the event of a transponder failure, QVC's signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, QVC's transponders cannot be preempted in favor of a user of a failed transponder, even another user with "protected status." The Company's international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on international satellites. QVC's transponder service agreements for the Company's U.S. transponders expire at the earlier of the end of the lives of the satellites or the service agreements. The service agreements in the U.S. expire between 2019 and 2023. QVC's transponder service agreements for the Company's international transponders expire between 2019 and 2024.
The Company has entered into twelve separate capital lease agreements with transponder suppliers to transmit its signals in the U.S., Germany and France at an aggregate monthly cost of $1 million. Depreciation expense related to the transponders was $12 million, $13 million and $12 million for the years ended December 31, 2015, 2014 and 2013, respectively. Total future minimum capital lease payments of $78 million include $6 million of imputed interest.
Expenses for operating leases, principally for data processing equipment, facilities, satellite uplink service agreements and the west coast distribution center land, amounted to $24 million, $24 million and $28 million for the years ended December 31, 2015, 2014 and 2013, respectively.
On July 2, 2015, QVC entered into a lease (the “Lease”) for a new west coast distribution center. Pursuant to the Lease, the landlord is building an approximately one million square foot rental building in Ontario, California (the “Premises”), and thereafter will lease the Premises to QVC as its new west coast distribution center for an initial term of 15 years. Under the Lease, QVC is required to pay an initial base rent of approximately $6 million a year, increasing to approximately $8 million a year by the final year of the initial term, as well as all real estate taxes and other building operating costs. QVC also has an option to extend the term of the Lease for up to two consecutive terms of 10 years each.
QVC has the right to obtain the Premises and related land from the landlord by entering into an amended and restated lease at any time during the twenty-fifth or twenty-sixth months of the Lease's initial term with a $10 million initial payment and annual payments of $12 million over a term of 13 years.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

The Company has concluded that it is the deemed owner (for accounting purposes only) of the Premises during the construction period under build to suit lease accounting. Building construction began in July of 2015. During the construction period, the Company is recording estimated project construction costs incurred by the landlord as a projects in progress asset and a corresponding long-term liability in property and equipment, net and other long-term liabilities, respectively, on its consolidated balance sheet. In addition, the Company will pay for normal tenant improvements and certain structural improvements and will record these amounts as part of the projects in progress asset. As of December 31, 2015 the projects in progress asset related to the west coast distribution center was $16 million.
Once the landlord completes the construction of the Premises (estimated to be mid 2016), the Company will evaluate the Lease in order to determine whether the Lease meets the criteria for “sale-leaseback” treatment under U.S. GAAP. If the Lease meets the “sale-leaseback” criteria, the Company will remove the asset and the related liability from its consolidated balance sheet and treat the Lease as either an operating or capital lease based on its assessment of the accounting guidance. However, the Company currently expects that upon completion of construction of the Premises that the Lease will not meet the "sale-leaseback" criteria.
If the Lease does not meet “sale-leaseback” criteria, the Company will treat the Lease as a financing obligation and lease payments will be attributed to: (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense representing an imputed cost to lease the underlying land of the Premises. In addition, the building asset will be depreciated over its estimated useful life. Although the Company will not begin making monthly lease payments pursuant to the Lease until February 2017, the portion of the lease obligations allocated to the land are being treated for accounting purposes as an operating lease that commenced in 2015. If the Company does not exercise its right to obtain the Premises and related land, the Company will derecognize both the net book values of the asset and the financing obligation at the conclusion of the lease term.
(10) Stock Options and Other Share-Based Payments
Certain QVC employees and officers have received stock options (the "Options") and restricted shares in LINTA ("Series A Liberty Interactive" now "QVCA;" refer to 2014 Reattribution below) and LVNTA ("Series A Liberty Ventures") common stock in accordance with the Liberty Interactive Corporation 2000 Incentive Plan, as amended from time to time; the Liberty Interactive Corporation 2007 Incentive Plan, as amended from time to time; the Liberty Interactive Corporation 2010 Incentive Plan, as amended from time to time; and the Liberty Interactive Corporation 2012 Incentive Plan, as amended from time to time (collectively, the "Liberty Incentive Plan").
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

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
A summary of the activity of the Liberty Incentive Plan with respect to the QVCA options granted to QVC employees and officers as of and during the year ended December 31, 2015 is presented below:

	Options	Weighted average exercise price	Aggregate intrinsic value (000s)	Weighted average remaining life (years)
Outstanding at January 1, 2015	13,179,091	$17.34	$159,203	3.7
Granted	3,682,393	27.88
Exercised	(3,648,782)	14.80
Forfeited	(700,892)	23.30
Outstanding at December 31, 2015	12,511,810	20.84	84,982	4.1
Exercisable at December 31, 2015	7,118,212	17.15	72,871	2.7
A summary of the activity of the Liberty Incentive Plan with respect to the LVNTA options granted to QVC employees and officers as of and during the year ended December 31, 2015 is presented below:

	Options	Weighted average exercise price	Aggregate intrinsic value (000s)	Weighted average remaining life (years)
Outstanding at January 1, 2015	953,377	$19.51	$17,361	2.8
Granted	—	—
Exercised	(277,672)	20.67
Forfeited	—	—
Outstanding at December 31, 2015	675,705	19.04	17,618	2.2
Exercisable at December 31, 2015	675,705	19.04	17,618	2.2
Upon employee exercise of the Options, the exercise price is remitted to Liberty in exchange for the shares. The aggregate intrinsic value of all options exercised during the years ended December 31, 2015, 2014 and 2013 was $60 million, $54 million and $37 million, respectively.
The weighted average fair value at date of grant of a QVCA Option granted during the years ended December 31, 2015, 2014 and 2013 was $11.20, $11.16 and $8.16, respectively. There were no LVNTA Options granted during the years ended December 31, 2015, 2014 and 2013.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

During the years ended December 31, 2015, 2014 and 2013, the fair value of each QVCA option was determined as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2015	2014	2013
Expected volatility	39.7%	38.7%	38.3%
Expected term (years)	5.9	6.3	6.2
Risk free interest rate	1.7%	2%	1.1%
Expected dividend yield	—	—	—
Expected volatility is based on historical and implied volatilities of QVCA common stock over a period commensurate with the expected term of the options. The Company estimates the expected term of the options based on historical exercise and forfeiture data. The volatility used in the calculation for the options is based on the historical volatility of Liberty's stocks and the implied volatility of publicly traded Liberty options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.
The fair value of the options is recognized as expense over the requisite service period, net of estimated forfeitures. Based on QVC's historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 10% for all participants. The Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.
During the years ended December 31, 2015, 2014 and 2013, the Company recorded $24 million, $36 million and $31 million, respectively, of stock-based compensation expense related to the options. As of December 31, 2015, the total unrecognized compensation cost related to unvested options, net of estimated forfeitures, was approximately $44 million. Such amount will be recognized in the Company's consolidated statement of operations over a weighted average period of approximately 3.4 years.
(b) Restricted stock plan
A summary of the activity of the Liberty Incentive Plan with respect to the QVCA restricted shares granted to QVC employees and officers as of and during the year ended December 31, 2015 is presented below:

	Restricted Shares	Weighted average grant date fair value
Outstanding at January 1, 2015	1,035,126	$20.09
Granted	368,844	29.22
Vested	(348,383)	21.47
Forfeited	(258,416)	11.66
Outstanding at December 31, 2015	797,171	26.44
A summary of the activity of the Liberty Incentive Plan with respect to the LVNTA restricted shares granted to QVC employees and officers as of and during the year ended December 31, 2015 is presented below:

	Restricted Shares	Weighted Average grant Date Fair Value
Outstanding at January 1, 2015	173,793	$22.70
Granted	—	—
Vested	(65,268)	21.24
Forfeited	(35,303)	21.42
Outstanding at December 31, 2015	73,222	24.68

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

During the years ended December 31, 2015, 2014 and 2013, the Company recorded $7 million, $8 million and $7 million, respectively, of stock-based compensation expense related to these shares. As of December 31, 2015, the total unrecognized compensation cost related to unvested restricted shares of common stock was approximately $12 million. Such amount will be recognized in the Company's consolidated statement of operations over a weighted average period of approximately 2.5 years.
Fair value of restricted shares is calculated based on the market price on the day of the granted shares. The weighted average grant date fair value of the QVCA restricted shares granted to QVC employees and officers during the years ended December 31, 2015, 2014 and 2013 was $29.22, $24.86, and $21.44, respectively. There have been no LVNTA restricted shares granted to QVC employees and officers during the years ended December 31, 2015, 2014 and 2013.
The aggregate fair value of all restricted shares of common stock that vested during the years ended December 31, 2015, 2014 and 2013 was $7 million, $16 million and $15 million, respectively.
(11) Income Taxes
Income tax expense (benefit) consisted of the following:

	Years ended December 31,
(in millions)	2015	2014	2013
Current:
U.S. federal	$384	396	361
State and local	20	28	22
Foreign jurisdictions	75	132	78
Total	479	556	461
Deferred:
U.S. federal	(86)	(182)	(107)
State and local	3	(15)	(7)
Foreign jurisdictions	(7)	(5)	6
Total	(90)	(202)	(108)
Total income tax expense	$389	354	353
Pre-tax income was as follows:

	Years ended December 31,
(in millions)	2015	2014	2013
QVC-U.S.	$909	827	824
QVC-International	142	160	162
Consolidated QVC	$1,051	987	986

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Total income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years ended December 31,
	2015	2014	2013
Provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.4%	0.9%	0.7%
Foreign taxes	0.2%	0.6%	0.6%
Foreign earnings repatriation	0.2%	(0.3)%	(0.4)%
Valuation allowance	0.9%	0.2%	—%
Permanent differences	(0.2)%	(0.5)%	—%
Other, net	(0.5)%	—%	(0.1)%
Total income tax expense	37.0%	35.9%	35.8%
The tax effects of temporary differences that gave rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
(in millions)	2015	2014
Deferred tax assets:
Accounts receivable, principally due to the allowance for doubtful accounts and related reserves for the uncollectible accounts	$33	$33
Inventories, principally due to obsolescence reserves and additional costs of inventories for tax purposes pursuant to the Tax Reform Act of 1986	42	33
Allowance for sales returns	37	41
Deferred compensation	26	43
Unrecognized federal and state tax benefits	60	63
Accrued liabilities	96	82
Other	21	27
Subtotal	315	322
Valuation allowance	(12)	(3)
Total deferred tax assets	303	319
Deferred tax liabilities:
Depreciation and amortization	(1,127)	(1,222)
Cumulative translation of foreign currencies	(3)	(8)
Total deferred tax liabilities	(1,130)	(1,230)
Net deferred tax liability	$(827)	$(911)
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

The Company is party to a Tax Liability Allocation and Indemnification Agreement (the "Tax Agreement") with Liberty. The Tax Agreement establishes the methodology for the calculation and payment of income taxes in connection with the consolidation of the Company with Liberty for income tax purposes. Generally, the Tax Agreement provides that the Company will pay Liberty an amount equal to the tax liability, if any, that it would have if it were to file as a consolidated group separate and apart from Liberty, with exceptions for the treatment and timing of certain items, including but not limited to deferred intercompany transactions, credits, and net operating and capital losses. To the extent that the separate company tax expense is different from the payment terms of the Tax Agreement, the difference is recorded as either a dividend or capital contribution. These differences are related primarily to foreign tax credits recognized by QVC that are creditable under the Tax Agreement when and if utilized in Liberty’s consolidated tax return. The differences recorded during the years ended December 31, 2015 and 2014, were $18 million and $29 million, respectively, in capital contributions and related primarily to foreign tax credit carryovers being utilized in Liberty’s consolidated tax return in excess of those recognized by QVC during the respective tax years. The difference recorded during the year ended December 31, 2013 was a $45 million dividend and related primarily to foreign tax credits recognized by QVC and not utilized in Liberty’s tax return during the tax year. The amounts of the tax-related balance due to Liberty at December 31, 2015 and 2014 were $71 million and $52 million, respectively, and are included in accrued liabilities in the consolidated balance sheets.
The Company has provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries. The Company does not expect that any incremental US taxes related to repatriation of earnings of foreign subsidiaries will be material. The amount of the U.S. income tax expense (benefit) recorded in the years ended December 31, 2015, 2014 and 2013 on those undistributed earnings was $2 million, ($3) million and ($3) million, respectively.
A reconciliation of the 2015 beginning and ending amount of the liability for unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2015	$123
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	(11)
Decreases related to settlements with taxing authorities	(35)
Increases related to current year tax positions	14
Balance at December 31, 2015	$91
Included in the balance of unrecognized tax benefits at December 31, 2015 are potential benefits of $36 million (net of a $19 million federal tax effect) that, if recognized, would affect the effective rate on income from continuing operations.
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other(expense) income in the consolidated statements of operations. The Company did not have a material amount of interest accrued related to unrecognized tax benefits or tax penalties.
The Company has tax positions for which the amount of related unrecognized tax benefits could change during 2016. These include nonfederal transfer pricing and other tax issues. The amount of unrecognized tax benefits related to these issues could have a net increase of $5 million in 2016 as a result of potential settlements, lapsing of statute of limitations and revisions of settlement estimates.
The Company participates in a consolidated federal return filing with Liberty. As of December 31, 2015, the Company's tax years through 2011 are closed for federal income tax purposes, and the IRS has completed its examination of the Company's 2012 and 2013 tax years. The Company's 2014 and 2015 tax years are being examined currently as part of the Liberty consolidated return under the IRS's Compliance Assurance Process ("CAP") program. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of December 31, 2015, the Company, or one of its subsidiaries, was under examination in the states/cities of California, New York, New York City, and Pennsylvania as well as in Germany, Italy and the U.K. The Company received assessments related to an examination in Germany. The Company believes that any amounts ultimately paid in connection with that assessment will be creditable against its U.S. federal tax liability.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

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
Network and information systems, including the Internet and telecommunication systems, third party delivery services and other technologies are critical to QVC's business activities. Substantially all QVC's customer orders, fulfillment and delivery services are dependent upon the use of network and information systems, including the use of third party telecommunication and delivery service providers. If information systems including the Internet or telecommunication services are disrupted, or if the third party delivery services experience a disruption in their transportation delivery services, the Company could face a significant disruption in fulfilling QVC's customer orders and shipment of QVC's products. The Company has active disaster recovery programs in place to help mitigate risks associated with these critical business activities.
(13) Related Party Transactions
QVC engages with CommerceHub, Inc., an approximately 99% owned subsidiary of Liberty, to handle communications between QVC and the vendors for drop ship sales and returns. During the year ended 2015, QVC paid CommerceHub for the related services totaling less than three million dollars, which did not have a material impact on QVC's financial position, results of operations, or liquidity.
On October 1, 2015, Liberty acquired all of the outstanding shares of zulily. zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day. zulily is attributed to the QVC Group and the Company believes that its business is complementary to the Company. During the year ended 2015, QVC and zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. The transactions totaled less than a million dollars, which did not have a material impact on QVC's financial position, results of operations, or liquidity.
Also on October 1, 2015 QVC entered into an agreement with a third party to guarantee the existing letters of credit of zulily. The letters of credit maximum amount for zulily is $10.1 million. As QVC and zulily are entities under common control of Liberty, QVC has not recognized a liability for the guarantee based on accounting guidance in accordance with U.S. GAAP.
(14) Financial Instruments and Fair Value Measurements
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
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at December 31, 2015 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$218	218	—	—
Net investment hedge	3	—	3	—
Long-term liabilities:
Debt (note 8)	5,189	—	5,189	—

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

		Fair value measurements at December 31, 2014 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$245	245	—	—
Long-term liabilities:
Debt (note 8)	4,626	—	4,626	—
The majority of the Company's Level 2 financial liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in U.S. GAAP. Accordingly, the financial instruments are reported in the foregoing tables as Level 2 fair value instruments.
Additionally, QVC entered into a hedge of a net investment in a foreign subsidiary during the fourth quarter of 2015. The purpose of the investment is to protect QVC's investment in the foreign subsidiary against the variability of the U.S. dollar and Euro exchange rate. The contract entails both the exchange of a U.S. Libor and Euroibor interest payments monthly over the three month term and the exchange of approximately $547 million, and the U.S. Dollar equivalent of Euro 500 million, at the maturity date. The gain is recognized in other comprehensive income and is classified as Level 2 in the table above. No amount of the gain has be reclassified into earnings as of the balance sheet date nor is expected to be reclassified in the next twelve months.
(15) Information about QVC's Operating Segments and Geographical Data
During the year ended December 31, 2015, QVC put into action the One Q Reorganization Plan which reorganized the Company's reporting structure. This plan essentially discontinued the historical operational strategy of mirroring the original U.S. business in the different markets where each market was managed as a separate entity, and created a new segment lead. Beginning in the fourth quarter of 2015, QVC has changed its reportable segments to QVC-U.S. and QVC-International, and has presented the financial information for 2015, 2014 and 2013 to conform to this change. These segments reflect changes in the way the Company evaluates its business performance and manages its operations. At this time, QVC reorganized the reporting structure and discontinued the historical operational strategy of mirroring the original U.S. business in the different markets where each market was managed as a separate entity. QVC's chief operating decision maker ("CODM") is QVC's Chief Executive Officer. QVC's CODM has ultimate responsibility for enterprise decisions. QVC's CODM determines, in particular, resource allocation for, and monitors performance of, the consolidated enterprise, QVC-U.S. and QVC-International. The segment managers have responsibility for operating decisions, allocating resources and assessing performance within their respective segments. QVC's CODM relies on internal management reporting that analyzes enterprise results and segment results to the Adjusted OIBDA level (see below).
Both of the Company's operating segments are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the Internet and mobile applications in certain markets.
The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as net revenue, Adjusted OIBDA, gross margin, average sales price per unit, number of units shipped and revenue or sales per subscriber equivalent. The Company defines Adjusted OIBDA as revenue less cost of goods sold, operating expenses, and selling, general and administrative expenses (excluding stock-based compensation). The Company believes this measure is an important indicator of the operational strength and performance of its segments, including the ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking among the Company's businesses and identify strategies to improve performance. This measure of performance excludes depreciation, amortization and stock-based compensation that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, and cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Performance measures

	Years ended December 31,
	2015		2014		2013
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QVC-U.S.	$6,257	1,467	6,055	1,429	5,844	1,352
QVC-International	2,486	427	2,746	481	2,779	489
Consolidated QVC	$8,743	1,894	8,801	1,910	8,623	1,841
Net revenue amounts by product category are not available from QVC's general purpose financial statements.
Other information

	Years ended December 31,
	2015		2014		2013
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QVC-U.S.	$63	404	56	391	55	362
QVC-International	71	50	79	61	72	69
Consolidated QVC	$134	454	135	452	127	431

	Years ended December 31,
	2015		2014
(in millions)	Total assets	Capital expenditures	Total assets	Capital expenditures
QVC-U.S.	$9,913	169	9,902	141
QVC-International	2,145	46	2,323	42
Consolidated QVC	$12,058	215	12,225	183
Long-lived assets, net of accumulated depreciation, were as follows:

	December 31,
(in millions)	2015	2014
QVC-U.S.	$501	463
QVC-International	501	563
Consolidated QVC	$1,002	1,026

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

The following table provides a reconciliation of Adjusted OIBDA to income before income taxes:

	Years ended December 31,
(in millions)	2015	2014	2013
Adjusted OIBDA	$1,894	1,910	1,841
Stock-based compensation	(31)	(44)	(38)
Depreciation and amortization	(588)	(587)	(558)
Equity in losses of investee	(9)	(8)	(4)
Gains on financial instruments	—	—	15
Interest expense, net	(208)	(239)	(214)
Foreign currency gain	14	3	1
Loss on extinguishment of debt	(21)	(48)	(57)
Income before income taxes	$1,051	987	986
The following table summarizes net revenues based on revenues generated by subsidiaries located within the identified geographic area:

	Years ended December 31,
(in millions)	2015	2014	2013
United States	$6,257	6,055	5,844
Germany	837	970	971
Japan	808	908	1,024
United Kingdom	718	730	657
Other countries	123	138	127
Consolidated QVC	$8,743	8,801	8,623
The following table summarizes net property and equipment based on physical location:

	December 31,
(in millions)	2015	2014
United States	$501	463
Germany	172	209
Japan	156	176
United Kingdom	106	119
Other countries	67	59
Consolidated QVC	$1,002	1,026

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(16) Other Comprehensive Loss
The change in the component of accumulated other comprehensive loss, net of taxes ("AOCL"), is summarized as follows:

(in millions)	Foreign currency translation adjustments	AOCI
Balance at January 1, 2013	$186	186
Other comprehensive loss attributable to QVC, Inc. stockholder	(47)	(47)
Balance at December 31, 2013	139	139
Other comprehensive loss attributable to QVC, Inc. stockholder	(178)	(178)
Balance at December 31, 2014	(39)	(39)
Other comprehensive loss attributable to QVC, Inc. stockholder	(101)	(101)
Balance at December 31, 2015	(140)	(140)
The component of other comprehensive income is reflected in QVC's consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive income:

(in millions)	Before-tax amount	Tax benefit (expense)	Net-of-tax amount
Year ended December 31, 2015:
Foreign currency translation adjustments	$(119)	17	(102)
Other comprehensive loss	(119)	17	(102)

Year ended December 31, 2014:
Foreign currency translation adjustments	$(240)	49	(191)
Other comprehensive loss	(240)	49	(191)

Year ended December 31, 2013:
Foreign currency translation adjustments	$(64)	(8)	(72)
Other comprehensive loss	(64)	(8)	(72)
(17) Employee Benefit Plans
In certain countries, QVC sponsors defined contribution plans, which provide employees an opportunity to make contributions to a trust for investment in a variety of securities. Generally, the Company makes matching contributions to the plans based on a percentage of the amount contributed by employees. The Company's cash contributions to the plans were $24 million, $23 million and $19 million for the years ended December 31, 2015, 2014 and 2013, respectively.
(18) Subsequent Event
Subsequent to December 31, 2015, QVC declared and paid a dividend to Liberty in the amount of $233 million.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(19) Guarantor/Non-guarantor Subsidiary Financial Information
The following information contains the consolidating financial statements for the Company, the parent on a stand-alone basis (QVC, Inc.), the combined subsidiary guarantors (Affiliate Relations Holdings, Inc.; Affiliate Investment, Inc.; AMI 2, Inc.; ER Marks, Inc.; QVC International Ltd; QVC Rocky Mount, Inc.; QVC San Antonio, LLC; QVC Global Holdings I, Inc.; and QVC Global Holdings II, Inc.) and the combined non-guarantor subsidiaries pursuant to Rule 3-10 of Regulation S-X. Certain non-guarantor subsidiaries are majority-owned by QVC International Ltd, which is a guarantor subsidiary.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Consolidating Balance Sheets

December 31, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$—	112	215	—	327
Restricted cash	9	—	2	—	11
Accounts receivable, net	1,114	—	256	—	1,370
Inventories	714	—	215	—	929
Prepaid expenses	18	—	24	—	42
Total current assets	1,855	112	712	—	2,679
Property and equipment, net	295	67	640	—	1,002
Cable and satellite television distribution rights, net	—	297	42	—	339
Goodwill	4,190	—	845	—	5,035
Other intangible assets, net	842	2,050	44	—	2,936
Other noncurrent assets	5	—	62	—	67
Investments in subsidiaries	3,569	2,687	—	(6,256)	—
Total assets	$10,756	5,213	2,345	(6,256)	12,058
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$3	—	6	—	9
Accounts payable-trade	396	—	262	—	658
Accrued liabilities	229	207	436	—	872
Intercompany accounts payable (receivable)	562	1,271	(1,833)	—	—
Total current liabilities	1,190	1,478	(1,129)	—	1,539
Long-term portion of debt and capital lease obligations	5,342	—	51	—	5,393
Deferred compensation	14	—	(1)	—	13
Deferred income taxes	94	744	(11)	—	827
Other long-term liabilities	98	—	70	—	168
Total liabilities	6,738	2,222	(1,020)	—	7,940
Equity:
QVC, Inc. stockholder's equity	4,018	2,991	3,265	(6,256)	4,018
Noncontrolling interest	—	—	100	—	100
Total equity	4,018	2,991	3,365	(6,256)	4,118
Total liabilities and equity	$10,756	5,213	2,345	(6,256)	12,058

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Consolidating Balance Sheets

December 31, 2014
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$2	123	222	—	347
Restricted cash	10	—	2	—	12
Accounts receivable, net	909	—	287	—	1,196
Inventories	680	—	202	—	882
Prepaid expenses	25	—	25	—	50
Total current assets	1,626	123	738	—	2,487
Property and equipment, net	273	68	685	—	1,026
Cable and satellite television distribution rights, net	—	388	73	—	461
Goodwill	4,184	—	907	—	5,091
Other intangible assets, net	982	2,051	69	—	3,102
Other noncurrent assets	1	—	57	—	58
Investments in subsidiaries	4,681	1,386	—	(6,067)	—
Total assets	$11,747	4,016	2,529	(6,067)	12,225
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$2	—	7	—	9
Accounts payable-trade	420	—	209	—	629
Accrued liabilities	282	143	460	—	885
Intercompany accounts payable (receivable)	1,384	(921)	(463)	—	—
Total current liabilities	2,088	(778)	213	—	1,523
Long-term portion of debt and capital lease obligations	4,524	—	55	—	4,579
Deferred compensation	16	—	1	—	17
Deferred income taxes	77	877	(43)	—	911
Other long-term liabilities	99	—	50	—	149
Total liabilities	6,804	99	276	—	7,179
Equity:
QVC, Inc. stockholder's equity	4,943	3,917	2,150	(6,067)	4,943
Noncontrolling interest	—	—	103	—	103
Total equity	4,943	3,917	2,253	(6,067)	5,046
Total liabilities and equity	$11,747	4,016	2,529	(6,067)	12,225

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Consolidating Statements of Operations

Year ended December 31, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$6,416	962	2,717	(1,352)	8,743
Cost of goods sold	4,018	109	1,624	(223)	5,528
Gross profit	2,398	853	1,093	(1,129)	3,215
Operating expenses:
Operating	338	265	293	(289)	607
Selling, general and administrative, including stock-based compensation	1,180	1	404	(840)	745
Depreciation	43	8	83	—	134
Amortization	233	163	58	—	454
	1,794	437	838	(1,129)	1,940
Operating income	604	416	255	—	1,275
Other (expense) income:
Equity in losses of investee	—	—	(9)	—	(9)
Interest expense, net	(205)	—	(3)	—	(208)
Foreign currency gain (loss)	15	(1)	—	—	14
Loss on extinguishment of debt	(21)	—	—	—	(21)
Intercompany interest (expense) income	(7)	(51)	58	—	—
	(218)	(52)	46	—	(224)
Income before income taxes	386	364	301	—	1,051
Income tax expense	(136)	(153)	(100)	—	(389)
Equity in earnings of subsidiaries, net of tax	412	262	—	(674)	—
Net income	662	473	201	(674)	662
Less net income attributable to the noncontrolling interest	(34)	—	(34)	34	(34)
Net income attributable to QVC, Inc. stockholder	$628	473	167	(640)	628

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Consolidating Statements of Operations

Year ended December 31, 2014
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$6,198	920	2,992	(1,309)	8,801
Cost of goods sold	3,907	108	1,807	(275)	5,547
Gross profit	2,291	812	1,185	(1,034)	3,254
Operating expenses:
Operating	288	269	296	(235)	618
Selling, general and administrative, including stock-based compensation	1,142	1	426	(799)	770
Depreciation	39	5	91	—	135
Amortization	223	153	76	—	452
	1,692	428	889	(1,034)	1,975
Operating income	599	384	296	—	1,279
Other (expense) income:
Equity in losses of investee	—	—	(8)	—	(8)
Interest expense, net	(230)	—	(9)	—	(239)
Foreign currency gain (loss)	16	(3)	(10)	—	3
Loss on extinguishment of debt	(48)	—	—	—	(48)
Intercompany interest and other (expense) income	(22)	51	(9)	(20)	—
	(284)	48	(36)	(20)	(292)
Income before income taxes	315	432	260	(20)	987
Income tax expense	(73)	(135)	(146)	—	(354)
Equity in earnings of subsidiaries, net of tax	391	25	—	(416)	—
Net income	633	322	114	(436)	633
Less net income attributable to the noncontrolling interest	(39)	—	(39)	39	(39)
Net income attributable to QVC, Inc. stockholder	$594	322	75	(397)	594
The increase in tax expense of the combined non-guarantor subsidiaries compared to the same period in the prior year was primarily due to an unfavorable tax audit settlement in one of the Company's European subsidiaries. This also resulted in a tax benefit for QVC, Inc. as a result of the corresponding foreign tax credit in the U.S.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Consolidating Statements of Operations

Year ended December 31, 2013
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$5,979	893	2,977	(1,226)	8,623
Cost of goods sold	3,804	107	1,831	(277)	5,465
Gross profit	2,175	786	1,146	(949)	3,158
Operating expenses:
Operating	234	267	289	(180)	610
Selling, general and administrative, including stock-based compensation	1,083	—	431	(769)	745
Depreciation	38	6	83	—	127
Amortization	204	146	81	—	431
	1,559	419	884	(949)	1,913
Operating income	616	367	262	—	1,245
Other (expense) income:
Equity in losses of investee	—	—	(4)	—	(4)
Gains on financial intstruments	12	—	3	—	15
Interest expense, net	(214)	—	—	—	(214)
Foreign currency (loss) gain	(7)	—	8	—	1
Loss on extinguishment of debt	(57)	—	—	—	(57)
Intercompany interest (expense) income	(16)	51	(35)	—	—
	(282)	51	(28)	—	(259)
Income before income taxes	334	418	234	—	986
Income tax expense	(119)	(132)	(102)	—	(353)
Equity in earnings of subsidiaries, net of tax	418	76	—	(494)	—
Net income	633	362	132	(494)	633
Less net income attributable to the noncontrolling interest	(45)	—	(45)	45	(45)
Net income attributable to QVC, Inc. stockholder	$588	362	87	(449)	588

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Consolidating Statements of Comprehensive Income

Year ended December 31, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$662	473	201	(674)	662
Foreign currency translation adjustments	(102)	—	(102)	102	(102)
Total comprehensive income	560	473	99	(572)	560
Comprehensive income attributable to noncontrolling interest	(33)	—	(33)	33	(33)
Comprehensive income attributable to QVC, Inc. stockholder	$527	473	66	(539)	527

Consolidating Statements of Comprehensive Income

Year ended December 31, 2014
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$633	322	114	(436)	633
Foreign currency translation adjustments	(191)	—	(191)	191	(191)
Total comprehensive income (loss)	442	322	(77)	(245)	442
Comprehensive income attributable to noncontrolling interest	(26)	—	(26)	26	(26)
Comprehensive income (loss) attributable to QVC, Inc. stockholder	$416	322	(103)	(219)	416

Consolidating Statements of Comprehensive Income

Year ended December 31, 2013
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$633	362	132	(494)	633
Foreign currency translation adjustments	(72)	—	(72)	72	(72)
Total comprehensive income	561	362	60	(422)	561
Comprehensive income attributable to noncontrolling interest	(20)	—	(20)	20	(20)
Comprehensive income attributable to QVC, Inc. stockholder	$541	362	40	(402)	541

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Consolidating Statements of Cash Flows

Year ended December 31, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$274	314	440	—	1,028
Investing activities:
Capital expenditures	(154)	(9)	(52)	—	(215)
Expenditures for cable and satellite television distribution rights	—	(68)	(4)	—	(72)
Decrease (increase) in restricted cash	1	—	(1)	—	—
Changes in other noncurrent assets	12	—	(12)	—	—
Other investing activities	2	—	—	—	2
Intercompany investing activities	525	413	—	(938)	—
Net cash provided by (used in) investing activities	386	336	(69)	(938)	(285)
Financing activities:
Principal payments of debt and capital lease obligations	(2,170)	—	(7)	—	(2,177)
Principal borrowings of debt from senior secured credit facility	2,974	—	—	—	2,974
Payment of debt origination fees	(3)	—	—	—	(3)
Payment of bond premium fees	(18)	—	—	—	(18)
Other financing activities	(15)	—	—	—	(15)
Dividends paid to Liberty	(1,485)	—	—	—	(1,485)
Dividends paid to noncontrolling interest	—	—	(36)	—	(36)
Net short-term intercompany debt (repayments) borrowings	(822)	2,192	(1,370)	—	—
Other intercompany financing activities	877	(2,853)	1,038	938	—
Net cash used in financing activities	(662)	(661)	(375)	938	(760)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Net increase in cash and cash equivalents	(2)	(11)	(7)	—	(20)
Cash and cash equivalents, beginning of period	2	123	222	—	347
Cash and cash equivalents, end of period	$—	112	215	—	327

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Consolidating Statements of Cash Flows

Year ended December 31, 2014
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$343	459	411	—	1,213
Investing activities:
Capital expenditures	(161)	(7)	5	(20)	(183)
Expenditures for cable and satellite television distribution rights,	—	(31)	—	—	(31)
Decrease in restricted cash	1	—	1	—	2
Other investing activities	1	—	—	—	1
Intercompany investing activities	607	267	—	(874)	—
Net cash provided by (used in) investing activities	448	229	6	(894)	(211)
Financing activities:
Principal payments of debt and capital lease obligations	(3,039)	—	(10)	—	(3,049)
Principal borrowings of debt from senior secured credit facility	1,852	—	—	—	1,852
Proceeds from issuance of senior secured notes, net of original issue discount	1,997	—	—	—	1,997
Payment of debt origination fees	(24)	—	—	—	(24)
Payment of bond premium fees	(32)	—	—	—	(32)
Other financing activities	(3)	—	—	—	(3)
Dividends paid to Liberty	(1,765)	—	—	—	(1,765)
Dividends paid to noncontrolling interest	—	—	(42)	—	(42)
Net short-term intercompany debt borrowings (repayments)	365	(42)	(323)	—	—
Other intercompany financing activities	(218)	(656)	(20)	894	—
Net cash used in financing activities	(867)	(698)	(395)	894	(1,066)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(46)	—	(46)
Net decrease in cash and cash equivalents	(76)	(10)	(24)	—	(110)
Cash and cash equivalents, beginning of period	78	133	246	—	457
Cash and cash equivalents, end of period	$2	123	222	—	347

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Consolidating Statements of Cash Flows

Year ended December 31, 2013
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$373	389	211	—	973
Investing activities:
Capital expenditures	(106)	(8)	(100)	—	(214)
Expenditures for cable and satellite television distribution rights	—	(56)	(2)	—	(58)
Decrease in restricted cash	2	—	(1)	—	1
Other investing activities	—	—	3	—	3
Changes in other noncurrent assets	(1)	—	(1)	—	(2)
Intercompany investing activities	368	277	—	(645)	—
Net cash provided by (used in) investing activities	263	213	(101)	(645)	(270)
Financing activities:
Principal payments of debt and capital lease obligations	(2,375)	—	(12)	—	(2,387)
Principal borrowings of debt from senior secured credit facility	1,674	—	—	—	1,674
Proceeds from issuance of senior secured notes, net of original issue discount	1,050	—	—	—	1,050
Payment of debt origination fees	(16)	—	—	—	(16)
Payment of bond premium fees	(46)	—	—	—	(46)
Other financing activities	12	—	—	—	12
Dividends paid to Liberty	(1,005)	—	—	—	(1,005)
Dividends paid to noncontrolling interest	—	—	(45)	—	(45)
Net short-term intercompany debt borrowings (repayments)	190	(63)	(127)	—	—
Other intercompany financing activities	(117)	(571)	43	645	—
Net cash used in financing activities	(633)	(634)	(141)	645	(763)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(23)	—	(23)
Net (decrease) increase in cash and cash equivalents	3	(32)	(54)	—	(83)
Cash and cash equivalents, beginning of period	75	165	300	—	540
Cash and cash equivalents, end of period	$78	133	246	—	457

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(20) Quarterly Financial Information (Unaudited)

	Year ended December 31, 2015
(in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net revenue	$1,938	1,998	2,007	2,800
Operating Income	$246	294	280	455
Net Income	$124	124	154	260
Net income attributable to QVC, Inc. stockholder	$115	116	146	251

	Year ended December 31, 2014
(in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net revenue	$1,986	2,014	2,020	2,781
Operating Income	$260	284	276	459
Net Income	$122	140	103	268
Net income attributable to QVC, Inc. stockholder	$113	130	95	256

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
Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
Audit Fees and All Other Fees
The following table presents fees for professional audit services rendered by KPMG LLP and its international affiliates for the audit of QVC's consolidated financial statements for 2015 and 2014 and fees billed for other services rendered by KPMG LLP:

	Year ended December 31,
	2015	2014
Audit fees (1)	$3,926,789	$3,091,878
Audit related fees (2)	—	50,000
Audit and audit related fees	3,926,789	3,141,878
Tax fees (3)	139,300	5,503
Total fees	$4,066,089	$3,147,381
(1) Audit fees include fees for the audit and quarterly reviews of QVC's 2015 and 2014 consolidated financial statements and reviews of registration statements and issuance of consents.
(2) Audit related fees consist of professional consultations with respect to due diligence related to potential business ventures.
(3) Tax fees consist of tax compliance and consultations regarding the tax implications of certain transactions.
Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor
The audit committee of Liberty has adopted a policy regarding the pre-approval of all audit and permissible non-audit services provided by QVC's independent auditor. Pursuant to this policy, Liberty's audit committee has approved the engagement of QVC's independent auditor to provide the following services (all of which are collectively referred to as "pre-approved services"):

•
Audit services as specified in the policy, including (i) financial audits of QVC's Company and QVC's subsidiaries, (ii) services associated with QVC's registration statements, periodic reports and other documents filed or issued in connection with securities offerings (including comfort letters and consents), (iii) attestations of management reports on QVC's internal controls and (iv) consultations with management as to accounting or disclosure treatment of transactions;

•
Audit related services as specified in the policy, including (i) due diligence services, (ii) financial statement audits of employee benefit plans, (iii) consultations with management as to the accounting or disclosure treatment of transactions, (iv) attest services not required by statute or regulation, (v) certain audits incremental to the audit of QVC's consolidated financial statements, (vi) closing balance sheet audits related to dispositions, and (vii) general assistance with implementation of the requirements of certain SEC rules or listing standards; and

III-1

•
Tax services as specified in the policy, including federal, state, local and international tax planning, compliance and review services, and tax due diligence and advice regarding mergers and acquisitions.

Notwithstanding the foregoing general pre-approval, if an individual project involving the provision of pre-approved services is expected to result in fees in excess of $100,000, or if individual projects under $100,000 are expected to total $500,000 during the period between the regularly scheduled meetings of Liberty's audit committee, then such projects will require the specific pre-approval of Liberty's audit committee. Liberty's audit committee has delegated the authority for the foregoing approvals to the chairman of the audit committee, subject to his subsequent disclosure to the entire audit committee of the granting of any such approval. M. LaVoy Robison currently serves as the chairman of Liberty's audit committee. In addition, the independent auditor is required to provide a report at each regularly scheduled audit committee meeting on all pre-approved services incurred during the preceding quarter. Any engagement of QVC's independent auditor for services other than the pre-approved services requires the specific approval of Liberty's audit committee.
Liberty's pre-approval policy prohibits the engagement of QVC's independent auditor to provide any services that are subject to the prohibition imposed by Section 201 of the Sarbanes-Oxley Act.
All services provided by QVC's independent auditor during 2015 were approved in accordance with the terms of the policy.

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

3.2	Amended and Restated By-Laws of QVC, Inc. (incorporated by reference to Exhibit 3.1 to QVC, Inc.'s Current Report on Form 8-K (file No. 000-55409) as filed on October 6, 2015)

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
QVC, Inc.

Date: February 29, 2016	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: February 29, 2016	By:/s/ THADDEUS J. JASTRZEBSKI
Thaddeus J. Jastrzebski
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: February 29, 2016	By:/s/ CHRISTOPER W. SHEAN
Christopher W. Shean
Chief Financial Officer of Liberty Interactive, LLC, as the sole member of Liberty QVC Holding, LLC, as Stockholder-Director of QVC, Inc.

Date: February 29, 2016	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: February 29, 2016	By:/s/ THADDEUS J. JASTRZEBSKI
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

3.2	Amended and Restated By-Laws of QVC, Inc. (incorporated by reference to Exhibit 3.1 to QVC, Inc.'s Current Report on Form 8-K (file No. 000-55409) as filed on October 6, 2015)
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