Form 10-Q
period 2016-03-31
QVC INC
filed 2016-05-09
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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

QVC, Inc.
2016 QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(in millions, except share amounts)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$361	327
Restricted cash	11	11
Accounts receivable, less allowance for doubtful accounts of $88 at March 31, 2016 and $86 at December 31, 2015	1,031	1,370
Inventories	1,007	929
Prepaid expenses	57	42
Total current assets	2,467	2,679
Property and equipment, net of accumulated depreciation of $987 at March 31, 2016 and $941 at December 31, 2015	1,065	1,002
Cable and satellite television distribution rights, net	294	339
Goodwill	5,062	5,035
Other intangible assets, net	2,886	2,936
Other noncurrent assets	59	67
Total assets	$11,833	12,058
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$10	9
Accounts payable-trade	558	658
Accrued liabilities	702	872
Total current liabilities	1,270	1,539
Long-term portion of debt and capital lease obligations	5,472	5,393
Deferred compensation	12	13
Deferred income taxes	802	827
Other long-term liabilities	241	168
Total liabilities	7,797	7,940
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	6,837	6,827
Accumulated deficit	(2,782)	(2,669)
Accumulated other comprehensive loss	(113)	(140)
Total QVC, Inc. stockholder's equity	3,942	4,018
Noncontrolling interest	94	100
Total equity	4,036	4,118
Total liabilities and equity	$11,833	12,058

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
(in millions)	2016	2015
Net revenue	$2,013	1,938
Cost of goods sold	1,280	1,221
Gross profit	733	717
Operating expenses:
Operating	142	137
Selling, general and administrative, including stock-based compensation	182	181
Depreciation	34	33
Amortization	114	120
	472	471
Operating income	261	246
Other (expense) income:
Equity in losses of investee	(1)	(1)
Interest expense, net	(53)	(59)
Foreign currency gain	2	10
	(52)	(50)
Income before income taxes	209	196
Income tax expense	(80)	(72)
Net income	129	124
Less net income attributable to the noncontrolling interest	(8)	(9)
Net income attributable to QVC, Inc. stockholder	$121	115

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
(in millions)	2016	2015
Net income	$129	124
Foreign currency translation adjustments, net of tax	34	(102)
Total comprehensive income	163	22
Comprehensive income attributable to noncontrolling interest	(15)	(8)
Comprehensive income attributable to QVC, Inc. stockholder	$148	14

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
(in millions)	2016	2015
Operating activities:
Net income	$129	124
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of investee	1	1
Deferred income taxes	(19)	(27)
Foreign currency gain	(2)	(10)
Depreciation	34	33
Amortization	114	120
Noncash interest	2	2
Stock-based compensation	6	8
Change in other long-term liabilities	5	1
Effects of changes in working capital items	6	33
Net cash provided by operating activities	276	285
Investing activities:
Capital expenditures	(39)	(31)
Expenditures for cable and satellite television distribution rights	(1)	(44)
Changes in other noncurrent assets	(2)	(3)
Net cash used in investing activities	(42)	(78)
Financing activities:
Principal payments of debt and capital lease obligations	(438)	(412)
Principal borrowings of debt from senior secured credit facility	515	351
Payment of debt origination fees	—	(3)
Dividends paid to Liberty	(234)	(59)
Dividends paid to noncontrolling interest	(21)	(20)
Other financing activities	(9)	(1)
Net cash used in financing activities	(187)	(144)
Effect of foreign exchange rate changes on cash and cash equivalents	(13)	(10)
Net increase in cash and cash equivalents	34	53
Cash and cash equivalents, beginning of period	327	347
Cash and cash equivalents, end of period	$361	400
Effects of changes in working capital items:
Decrease in accounts receivable	$379	350
Increase in inventories	(71)	(103)
Increase in prepaid expenses	(15)	(5)
Decrease in accounts payable-trade	(115)	(67)
Decrease in accrued liabilities and other	(172)	(142)
Effects of changes in working capital items	$6	33

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statement of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2015	1	$—	6,827	(2,669)	(140)	100	4,118
Net income	—	—	—	121	—	8	129
Foreign currency translation adjustments, net of tax	—	—	—	—	27	7	34
Dividends paid to Liberty and noncontrolling interest and other	—	—	—	(234)	—	(21)	(255)
Impact of tax liability allocation and indemnification agreement with Liberty	—	—	6	—	—	—	6
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	(6)	—	—	—	(6)
Excess tax benefit resulting from stock-based compensation	—	—	4	—	—	—	4
Stock-based compensation	—	—	6	—	—	—	6
Balance, March 31, 2016	1	$—	6,837	(2,782)	(113)	94	4,036

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
In the United States ("U.S."), QVC's live programming is distributed via its nationally televised shopping program 24 hours per day, 364 days per year. Internationally, QVC's program services are based in Germany, the United Kingdom ("U.K."), Italy, Japan, and France.
In Germany, QVC distributes its program 24 hours per day with 17 hours of live programming. In Japan, QVC distributes live programming 24 hours per day. In the UK, QVC distributes its program 24 hours per day with 16 hours of live programming. In Italy, QVC distributes programming live for 17 hours per day on satellite and digital terrestrial television and an additional seven hours per day of recorded programming on satellite and seven hours per day of general interest programming on digital terrestrial television. On weekdays, QVC distributes shopping programming in France live for eight hours per day, and distributes an additional 14 hours per day of recorded programming and two hours per day of general interest programming. On weekends, QVC distributes shopping programming in France live for 12 hours per day, and distributes an additional 10 hours per day of recorded programming and two hours per day of general interest programming.
Historically, QVC reported its results on a country-by-country basis. During the year ended December 31, 2015, QVC began reporting its results based on two operating segments: QVC-US, which is comprised of our U.S. operations and QVC-International, which is comprised of our international operations in Germany, Japan, the U.K., Italy and France. Refer to note 11 for additional information.
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the three months ended March 31, 2016 and 2015, QVC-Japan paid dividends to Mitsui of $21 million and $20 million, respectively.
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
The Company is an indirect wholly owned subsidiary of Liberty Interactive Corporation ("Liberty"), which owns interests in a broad range of digital commerce businesses. The QVC Group common stock (Nasdaq: QVCA and QVCB), tracks the assets and liabilities of the QVC Group. The QVC Group tracks the Company, zulily, llc (as of October 1, 2015) and Liberty's 38% equity interest in HSN, Inc., one of the Company's two closest televised shopping competitors, along with cash and certain liabilities. The QVC Group does not represent a separate legal entity; rather, it represents those businesses, assets and liabilities that are attributed to that group.
On October 1, 2015, Liberty acquired all of the outstanding shares of zulily, inc. ("zulily") (now known as zulily, llc) and QVC declared and paid a dividend to Liberty in the amount of $910 million with funds drawn from the Company’s credit facility to support Liberty’s purchase. zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. zulily is attributed to the QVC Group and the Company believes that its business is complementary to the Company. zulily is not part of the results of operations or financial position of QVC presented in these condensed consolidated financial statements. During the three months ended March 31, 2016, QVC and zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. The gross value of these transactions totaled less than $2 million, which did not have a material impact on QVC's financial position, results of operations, or liquidity.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

QVC engages with CommerceHub, Inc. ("CommerceHub"), an approximately 99% owned subsidiary of Liberty, to handle communications between QVC and certain of its vendors for drop ship sales and returns. CommerceHub is not part of the results of operations or financial position of QVC presented in these condensed consolidated financial statements. During the three months ended March 31, 2016, and 2015, QVC paid CommerceHub for the related services totaling less than $1 million, respectively, which did not have a material impact on QVC's financial position, results of operations, or liquidity.
The condensed consolidated financial statements include the accounts of QVC, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.
The accompanying (a) condensed consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in QVC's Annual Report on Form 10-K for the year ended December 31, 2015.
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
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued ASU No. 2016-08 which clarifies principal versus agent considerations, and in April 2016, the FASB issued ASU No. 2016-10 which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. The Company has started a preliminary assessment, but has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company has has adopted this guidance as of January 1, 2016, and has determined there is no significant effect of the standard on its financial reporting.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The new principle is part of the FASB’s simplification initiative and applies to entities that measure inventory using a method other than last-in, first-out (LIFO) or the retail inventory method. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016. The Company has determined there is no significant effect of the standard on its ongoing financial reporting.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

In January 2016, the FASB issued ASU No. 2016-01, Financial Statements - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments with readily determinable fair values (except those accounted for under the equity method of accounting or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s ongoing financial reporting.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for the Company beginning on January 1, 2019 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company has not yet determined what the effects of adopting this ASU will be on its ongoing financial reporting.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016. Early adoption is permitted. Once adopted, the Company will record excess tax benefits on the statement of operations rather than additional paid-in capital. However, the Company has not yet determined all of the effects that adopting this ASU will have on its ongoing financial reporting.
Reclassifications
Certain prior period amounts have been reclassified to conform with current period presentation.
For the three months ended March 31, 2015 the Company has reclassified costs of $31 million on the consolidated statements of operations from operating to selling, general and administrative, including stock-based compensation due to continued convergence of broadcast and e-commerce operations which included programming, broadcasting, personnel and production costs.
For the three months ended March 31, 2015 the Company has reclassified certain prior period amounts relating to the QVC-International segment disclosure to conform with the current period presentation. Refer to note 11 for additional information.
(2) Cable and Satellite Television Distribution Rights, Net
Cable and satellite television distribution rights consisted of the following:

(in millions)	March 31, 2016	December 31, 2015
Cable and satellite television distribution rights	$2,271	2,259
Less accumulated amortization	(1,977)	(1,920)
Cable and satellite television distribution rights, net	$294	339
The Company recorded amortization expense of $47 million for both the three months ended March 31, 2016 and 2015, related to cable and satellite television distribution rights.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

As of March 31, 2016, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2016	$136
2017	125
2018	12
2019	9
2020	8
The decrease in future amortization expense in 2018 is primarily due to the end of affiliation agreement terms for contracts in place at the time of Liberty's acquisition of QVC in 2003.
(3) Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2016 were as follows:

(in millions)	QVC-U.S.	QVC-Germany	QVC-Japan	QVC-U.K.	QVC-Italy	Total
Balance as of December 31, 2015	$4,190	278	251	193	123	5,035
Exchange rate fluctuations	—	9	18	(5)	5	27
Balance as of March 31, 2016	$4,190	287	269	188	128	5,062
(4) Other Intangible Assets, Net
Other intangible assets consisted of the following:

	March 31, 2016			December 31, 2015
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$643	(444)	199	625	(418)	207
Affiliate and customer relationships	2,413	(2,162)	251	2,409	(2,115)	294
Debt origination fees	9	(1)	8	9	(2)	7
Trademarks (indefinite life)	2,428	—	2,428	2,428	—	2,428
	$5,493	(2,607)	2,886	5,471	(2,535)	2,936
The Company recorded amortization expense of $67 million and $73 million for the three months ended March 31, 2016 and 2015, respectively, related to other intangible assets.
As of March 31, 2016, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2016	$206
2017	188
2018	51
2019	11
2020	3
The decrease in future amortization expense in 2018 is primarily due to the end of the useful lives of the affiliate and customer relationships in place at the time of Liberty's acquisition of QVC in 2003.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(5) Accrued Liabilities
Accrued liabilities consisted of the following:

(in millions)	March 31, 2016	December 31, 2015
Accounts payable non-trade	$184	240
Accrued compensation and benefits	109	116
Income taxes	94	116
Deferred revenue	81	83
Allowance for sales returns	80	106
Sales and other taxes	41	79
Accrued interest	37	58
Other	76	74
	$702	872
(6) Long-Term Debt
Long-term debt consisted of the following:

(in millions)	March 31, 2016	December 31, 2015
3.125% Senior Secured Notes due 2019, net of original issue discount	$399	399
5.125% Senior Secured Notes due 2022	500	500
4.375% Senior Secured Notes due 2023, net of original issue discount	750	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	600
4.45% Senior Secured Notes due 2025, net of original issue discount	599	599
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
Senior secured credit facility	1,894	1,815
Capital lease obligations	72	72
Less debt issuance costs, net	(31)	(32)
Total debt	5,482	5,402
Less current portion	(10)	(9)
Long-term portion of debt and capital lease obligations	$5,472	5,393
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and certain of its subsidiaries and have equal priority to the senior secured credit facility. The interest on all of QVC's senior secured notes is payable semi-annually.
Senior Secured Credit Facility
QVC had $355.8 million available under the terms of the senior secured credit facility at March 31, 2016. The interest rate on the senior secured credit facility was 2.2% at March 31, 2016.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

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
Other Debt Related Information
QVC was in compliance with all of its debt covenants at March 31, 2016.
During the quarter, there were no significant changes to QVC's debt credit ratings.
The weighted average rate applicable to all of the outstanding debt (excluding capital leases) prior to amortization of bond discounts and related debt issuance costs was 3.8% as of March 31, 2016.
(7) Leases and Transponder Service Arrangements
Future minimum payments under noncancelable operating leases and capital transponder leases with initial terms of one year or more and the lease related to the Company's west coast distribution center (build to suit lease) at March 31, 2016 consisted of the following:

(in millions)	Capital transponders	Operating leases	Build to suit lease
Remainder of 2016	$8	15	—
2017	13	19	5
2018	15	17	6
2019	13	12	6
2020	10	11	6
Thereafter	20	84	73
Total	$79	158	96
The Company has entered into twelve separate capital lease agreements with transponder suppliers to transmit its signals in the U.S., Germany and France at an aggregate monthly cost of $1 million. Depreciation expense related to the transponders was $3 million for both the three months ended March 31, 2016 and 2015. Total future minimum capital lease payments of $79 million include $7 million of imputed interest. The transponder service agreements for our U.S. transponders expire between 2019 and 2023. The transponder service agreements for our international transponders expire between 2019 and 2024.
Expenses for operating leases, principally for data processing equipment, facilities, satellite uplink service agreements and the west coast distribution center land, amounted to $7 million and $6 million for the three months ended March 31, 2016 and 2015, respectively.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

On July 2, 2015, QVC entered into a lease (the “Lease”) for a west coast distribution center. Pursuant to the Lease, the landlord is building an approximately one million square foot rental building in Ontario, California (the “Premises”), and thereafter will lease the Premises to QVC as its new west coast distribution center for an initial term of 15 years. Under the Lease, QVC is required to pay an initial base rent of approximately $6 million per year, increasing to approximately $8 million per year by the final year of the initial term, as well as all real estate taxes and other building operating costs. QVC also has an option to extend the term of the Lease for up to two consecutive terms of 10 years each.
QVC has the right to purchase the Premises and related land from the landlord by entering into an amended and restated agreement at any time during the twenty-fifth or twenty-sixth months of the Lease's initial term with a $10 million initial payment and annual payments of $12 million over a term of 13 years.
The Company has concluded that it is the deemed owner (for accounting purposes only) of the Premises during the construction period under build to suit lease accounting. Building construction began in July of 2015. During the construction period, the Company is recording estimated project construction costs incurred by the landlord as a projects in progress asset and a corresponding long-term liability in “Property and equipment, net” and “Other long-term liabilities,” respectively, on its consolidated balance sheet. In addition, the Company will pay for normal tenant improvements and certain structural improvements and will record these amounts as part of the projects in progress asset. As of March 31, 2016 the projects in progress asset and long-term liability related to the west coast distribution center was approximately $74 million of which $58 million was incurred during the three months ended March 31, 2016.
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
If the Lease does not meet “sale-leaseback” criteria, the Company will treat the Lease as a financing obligation and lease payments will be attributed to: (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense representing an imputed cost to lease the underlying land of the Premises. In addition, the building asset will be depreciated over its estimated useful life. Although the Company will not begin making monthly lease payments pursuant to the Lease until February 2017, the portion of the lease obligations allocated to the land are being treated for accounting purposes as an operating lease that commenced in 2015. If the Company does not exercise its right to purchase the Premises and related land, the Company will derecognize both the net book values of the asset and the financing obligation at the conclusion of the lease term.
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
For the three months ended March 31, 2016, the Company recorded a tax provision of $80 million, which represented an effective tax rate of 38.3%. For the three months ended March 31, 2015, the Company recorded a tax provision of $72 million, which represented an effective tax rate of 36.7%. These rates differ from the U.S. federal income tax rate of 35.0% due primarily to state tax expense.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

QVC is party to ongoing discussions with the Internal Revenue Service under the Compliance Assurance Process audit program. The Company files Federal tax returns on a consolidated basis with its parent company, Liberty. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of March 31, 2016, the Company, or one of its subsidiaries, was under examination in California, New York State, New York City, and Pennsylvania as well as in Germany and the U.K. The Company has received assessments related to an examination in Germany. The Company believes that any amounts ultimately paid in connection with the assessments will be creditable against its U.S. federal tax liability.
The amounts of the tax-related balances due to Liberty at March 31, 2016 and December 31, 2015 were $67 million and $71 million, respectively, and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.
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
(10) Financial Instruments and Fair Value Measurements
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at March 31, 2016 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$217	217	—	—
Short-term liabilities:
Net investment hedge	16	—	16	—
Long-term liabilities:
Debt (note 6)	5,390	—	5,390	—

		Fair value measurements at December 31, 2015 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$218	218	—	—
Net investment hedge	3	—	3	—
Long-term liabilities:
Debt (note 6)	5,189	—	5,189	—
The majority of the Company's Level 2 financial liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in U.S. GAAP. Accordingly, the financial instruments are reported in the foregoing tables as Level 2 fair value instruments.
QVC entered into a hedge of a net investment in a foreign subsidiary during the fourth quarter of 2015 and the underlying derivative matured on March 15, 2016. The Company entered into a similar hedge of the same net investment in a foreign subsidiary effective March 15, 2016. The purpose of this investment is similar to the previous hedge which is to protect QVC's investment in the foreign subsidiary against the variability of the U.S. dollar and Euro exchange rate. The current hedge contract entails both the exchange of a U.S. Libor and Euribor interest payments monthly over a six month term and the exchange of approximately $555 million, and the U.S. Dollar equivalent of Euro 500 million, at the maturity date. The gain or loss is and will be recognized in other comprehensive income and is classified as Level 2 in the table above. No amount of the gain or loss has been reclassified into earnings as of the balance sheet date nor is expected to be reclassified in the next twelve months.
(11) Information about QVC's Operating Segments
During the year ended December 31, 2015, QVC began reporting its results based on two operating segments: QVC-U.S. and QVC-International, as a result of the One Q Reorganization Plan ("One Q"). The One Q organizational structure is intended to allow the Company to better leverage its global scale and capabilities, to enhance its competitive position and to create operational efficiencies. Beginning in the first quarter of 2016, QVC began allocating certain additional corporate costs for management reporting purposes, which were historically included in its QVC-U.S. segment, to the QVC-International segment. These management cost allocations are related to certain functions such as merchandising, commerce platforms, information technology, human resources, legal, finance, brand and communications, corporate development and administration that support all of QVC’s operations. For the three months ended March 31, 2016, these costs totaled approximately $9 million.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

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
QVC-U.S. and QVC-International are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the Internet and mobile applications in certain markets.
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
Performance measures

	Three months ended March 31,
	2016		2015
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QVC-U.S.	$1,407	326	1,342	306
QVC-International	606	89	596	101
Consolidated QVC	$2,013	415	1,938	407
Net revenue amounts by product category are not available from our general purpose financial statements.
Other information

	Three months ended March 31,
	2016		2015
(in millions)	Depreciation	Amortization	Depreciation	Amortization
QVC-U.S.	$17	102	16	106
QVC-International	17	12	17	14
Consolidated QVC	$34	114	33	120

	March 31, 2016		December 31, 2015
(in millions)	Total assets	Capital expenditures	Total assets	Capital expenditures
QVC-U.S.	$9,710	31	9,913	169
QVC-International	2,123	8	2,145	46
Consolidated QVC	$11,833	39	12,058	215

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Long-lived assets, net of accumulated depreciation, by segment were as follows:

(in millions)	March 31, 2016	December 31, 2015
QVC-U.S.	$558	501
QVC-International	507	501
Consolidated QVC	$1,065	1,002
The following table provides a reconciliation of Adjusted OIBDA to income before income taxes:

	Three months ended March 31,
(in millions)	2016	2015
Adjusted OIBDA	$415	407
Stock-based compensation	(6)	(8)
Depreciation and amortization	(148)	(153)
Equity in losses of investee	(1)	(1)
Interest expense, net	(53)	(59)
Foreign currency gain	2	10
Income before income taxes	$209	196
(12) Other Comprehensive Loss
The change in the component of accumulated other comprehensive loss, net of taxes ("AOCL"), is summarized as follows:

(in millions)	Foreign currency translation adjustments	AOCL
Balance at January 1, 2016	$(140)	(140)
Other comprehensive income attributable to QVC, Inc. stockholder	27	27
Balance at March 31, 2016	(113)	(113)

Balance at January 1, 2015	$(39)	(39)
Other comprehensive loss attributable to QVC, Inc. stockholder	(101)	(101)
Balance at March 31, 2015	(140)	(140)
The component of other comprehensive income is reflected in QVC's condensed consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive income:

(in millions)	Before-tax amount	Tax benefit	Net-of-tax amount
Three months ended March 31, 2016
Foreign currency translation adjustments	$28	6	34
Other comprehensive income	28	6	34

Three months ended March 31, 2015
Foreign currency translation adjustments	$(128)	26	(102)
Other comprehensive loss	(128)	26	(102)

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(13) Guarantor/Non-guarantor Subsidiary Financial Information
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
With One Q as mentioned in note 11, QVC began allocating certain additional corporate costs for management reporting purposes, which were historically included in its QVC-U.S. segment, to the QVC-International segment.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Balance Sheets

March 31, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$2	192	167	—	361
Restricted cash	9	—	2	—	11
Accounts receivable, net	766	—	265	—	1,031
Inventories	748	—	259	—	1,007
Prepaid expenses	28	—	29	—	57
Total current assets	1,553	192	722	—	2,467
Property and equipment, net	297	66	702	—	1,065
Cable and satellite television distribution rights, net	—	257	37	—	294
Goodwill	4,190	—	872	—	5,062
Other intangible assets, net	797	2,050	39	—	2,886
Other noncurrent assets	6	—	53	—	59
Investments in subsidiaries	3,608	2,685	—	(6,293)	—
Total assets	$10,451	5,250	2,425	(6,293)	11,833
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$3	—	7	—	10
Accounts payable-trade	328	—	230	—	558
Accrued liabilities	66	207	429	—	702
Intercompany accounts payable (receivable)	480	1,408	(1,888)	—	—
Total current liabilities	877	1,615	(1,222)	—	1,270
Long-term portion of debt and capital lease obligations	5,421	—	51	—	5,472
Deferred compensation	13	—	(1)	—	12
Deferred income taxes	99	735	(32)	—	802
Other long-term liabilities	99	1	141	—	241
Total liabilities	6,509	2,351	(1,063)	—	7,797
Equity:
QVC, Inc. stockholder's equity	3,942	2,899	3,394	(6,293)	3,942
Noncontrolling interest	—	—	94	—	94
Total equity	3,942	2,899	3,488	(6,293)	4,036
Total liabilities and equity	$10,451	5,250	2,425	(6,293)	11,833

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Three months ended March 31, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,444	233	665	(329)	2,013
Cost of goods sold	876	42	409	(47)	1,280
Gross profit	568	191	256	(282)	733
Operating expenses:
Operating	109	59	72	(98)	142
Selling, general and administrative, including stock-based compensation	263	—	103	(184)	182
Depreciation	12	2	20	—	34
Amortization	60	41	13	—	114
	444	102	208	(282)	472
Operating income	124	89	48	—	261
Other (expense) income:
Equity in losses of investee	—	—	(1)	—	(1)
Interest expense, net	(53)	—	—	—	(53)
Foreign currency gain (loss)	3	(2)	1	—	2
Intercompany interest (expense) income	—	(21)	21	—	—
	(50)	(23)	21	—	(52)
Income before income taxes	74	66	69	—	209
Income tax expense	(28)	(26)	(26)	—	(80)
Equity in earnings of subsidiaries, net of tax	83	56	—	(139)	—
Net income	129	96	43	(139)	129
Less net income attributable to the noncontrolling interest	(8)	—	(8)	8	(8)
Net income attributable to QVC, Inc. stockholder	$121	96	35	(131)	121

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Three months ended March 31, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,380	202	657	(301)	1,938
Cost of goods sold	859	25	386	(49)	1,221
Gross profit	521	177	271	(252)	717
Operating expenses:
Operating	87	57	72	(79)	137
Selling, general and administrative, including stock-based compensation	258	—	96	(173)	181
Depreciation	10	3	20	—	33
Amortization	59	40	21	—	120
	414	100	209	(252)	471
Operating income	107	77	62	—	246
Other (expense) income:
Equity in losses of investee	—	—	(1)	—	(1)
Interest expense, net	(58)	—	(1)	—	(59)
Foreign currency gain (loss)	14	—	(4)	—	10
Intercompany interest (expense) income	(6)	11	(5)	—	—
	(50)	11	(11)	—	(50)
Income before income taxes	57	88	51	—	196
Income tax expense	(26)	(25)	(21)	—	(72)
Equity in earnings of subsidiaries, net of tax	93	9	—	(102)	—
Net income	124	72	30	(102)	124
Less net income attributable to the noncontrolling interest	(9)	—	(9)	9	(9)
Net income attributable to QVC, Inc. stockholder	$115	72	21	(93)	115

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

Three months ended March 31, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$129	96	43	(139)	129
Foreign currency translation adjustments	34	—	34	(34)	34
Total comprehensive income	163	96	77	(173)	163
Comprehensive income attributable to noncontrolling interest	(15)	—	(15)	15	(15)
Comprehensive income attributable to QVC, Inc. stockholder	$148	96	62	(158)	148
Condensed Consolidating Statements of Comprehensive Income

Three months ended March 31, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$124	72	30	(102)	124
Foreign currency translation adjustments	(102)	—	(102)	102	(102)
Total comprehensive (loss) income	22	72	(72)	—	22
Comprehensive income attributable to noncontrolling interest	(8)	—	(8)	8	(8)
Comprehensive (loss) income attributable to QVC, Inc. stockholder	$14	72	(80)	8	14

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Cash Flows

Three months ended March 31, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$181	77	18	—	276
Investing activities:
Capital expenditures	(29)	(2)	(8)	—	(39)
Expenditures for cable and satellite television distribution rights, net	—	1	(2)	—	(1)
Changes in other noncurrent assets	25	—	(27)	—	(2)
Intercompany investing activities	151	22	—	(173)	—
Net cash provided by (used in) investing activities	147	21	(37)	(173)	(42)
Financing activities:
Principal payments of debt and capital lease obligations	(436)	—	(2)	—	(438)
Principal borrowings of debt from senior secured credit facility	515	—	—	—	515
Other financing activities	(9)	—	—	—	(9)
Dividends paid to Liberty	(234)	—	—	—	(234)
Dividends paid to noncontrolling interest	—	—	(21)	—	(21)
Net short-term intercompany debt (repayments) borrowings	(82)	137	(55)	—	—
Other intercompany financing activities	(80)	(155)	62	173	—
Net cash (used in) provided by financing activities	(326)	(18)	(16)	173	(187)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(13)	—	(13)
Net increase in cash and cash equivalents	2	80	(48)	—	34
Cash and cash equivalents, beginning of period	—	112	215	—	327
Cash and cash equivalents, end of period	$2	192	167	—	361

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Cash Flows

Three months ended March 31, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$116	106	63	—	285
Investing activities:
Capital expenditures	(22)	(1)	(8)	—	(31)
Expenditures for cable and satellite television distribution rights, net	—	(44)	—	—	(44)
Other investing activities	1	—	(1)	—	—
Changes in other noncurrent assets	(4)	—	1	—	(3)
Intercompany investing activities	243	150	—	(393)	—
Net cash provided by (used in) investing activities	218	105	(8)	(393)	(78)
Financing activities:
Principal payments of debt and capital lease obligations	(410)	—	(2)	—	(412)
Principal borrowings of debt from senior secured credit facility	351	—	—	—	351
Payment of debt origination fees	(3)	—	—	—	(3)
Other financing activities	(1)	—	—	—	(1)
Dividends paid to Liberty	(59)	—	—	—	(59)
Dividends paid to noncontrolling interest	—	—	(20)	—	(20)
Net short-term intercompany debt borrowings (repayments)	(63)	144	(81)	—	—
Other intercompany financing activities	(100)	(259)	(34)	393	—
Net cash used in financing activities	(285)	(115)	(137)	393	(144)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(10)	—	(10)
Net (decrease) increase in cash and cash equivalents	49	96	(92)	—	53
Cash and cash equivalents, beginning of period	2	123	222	—	347
Cash and cash equivalents, end of period	$51	219	130	—	400

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

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2015.
Overview
QVC, Inc. (unless otherwise indicated or required by the context, the terms "we," "our," "us," the "Company" and "QVC" refer to QVC, Inc. and its consolidated subsidiaries) is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications.
In the United States, QVC's live programming is distributed via its nationally televised shopping program 24 hours per day, 364 days per year. Internationally, QVC's program services are based in Germany, the United Kingdom ("U.K."), Italy, Japan, and France.
In Germany, QVC distributes its program 24 hours per day with 17 hours of live programming. In Japan, QVC distributes live programming 24 hours per day. In the UK, QVC distributes its program 24 hours per day with 16 hours of live programming. In Italy, QVC distributes programming live for 17 hours per day on satellite and digital terrestrial television and an additional seven hours per day of recorded programming on satellite and seven hours per day of general interest programming on digital terrestrial television. On weekdays, QVC distributes shopping programming in France live for eight hours per day, and distributes an additional 14 hours per day of recorded programming and two hours per day of general interest programming. On weekends, QVC distributes shopping programming in France live for 12 hours per day, and distributes an additional 10 hours per day of recorded programming and two hours per day of general interest programming.
During the year ended December 31, 2015, QVC began reporting its results based on two operating segments: QVC-U.S. and QVC-International, as a result of the One Q Reorganization Plan ("One Q"). The One Q organizational structure is intended to allow the Company to better leverage its global scale and capabilities, to enhance its competitive position and to create operational efficiencies. Beginning in the first quarter of 2016, QVC began allocating certain additional corporate costs for management reporting purposes, which were historically included in its QVC-U.S. segment, to the QVC-International segment. These management cost allocations are related to certain functions such as merchandising, commerce platforms, information technology, human resources, legal, finance, brand and communications, corporate development and administration that support all of QVC’s operations. For the three months ended March 31, 2016, these costs totaled approximately $9 million.
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the three months ended March 31, 2016 and 2015, QVC-Japan paid dividends to Mitsui of $21 million and $20 million, respectively.
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
The Company is an indirect wholly owned subsidiary of Liberty Interactive Corporation ("Liberty"), which owns interests in a broad range of digital commerce businesses. The QVC Group common stock (Nasdaq: QVCA and QVCB), tracks the assets and liabilities of the QVC Group. The QVC Group tracks the Company, zulily, llc (as of October 1, 2015) and Liberty's 38% equity interest in HSN, Inc., one of the Company's two closest televised shopping competitors, along with cash and certain liabilities. The QVC Group does not represent a separate legal entity; rather, it represents those businesses, assets and liabilities that are attributed to that group.

On October 1, 2015, Liberty acquired all of the outstanding shares of zulily, inc. ("zulily") (now known as zulily, llc) and QVC declared and paid a dividend to Liberty in the amount of $910 million with funds drawn from the Company’s credit facility to support Liberty’s purchase. zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. zulily is attributed to the QVC Group and the Company believes that its business is complementary to the Company. zulily is not part of the results of operations or financial position of QVC presented in the accompanying condensed consolidated financial statements. During the three months ended March 31, 2016, QVC and zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. The gross value of these transactions totaled less than $2 million, which did not have a material impact on QVC's financial position, results of operations, or liquidity.
QVC engages with CommerceHub, Inc. ("CommerceHub"), an approximately 99% owned subsidiary of Liberty, to handle communications between QVC and certain of its vendors for drop ship sales and returns. CommerceHub is not part of the results of operations or financial position of QVC presented in these condensed consolidated financial statements. During the three months ended March 31, 2016, and 2015, QVC paid CommerceHub for the related services totaling less than $1 million, respectively, which did not have a material impact on QVC's financial position, results of operations, or liquidity.
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

Results of Operations
QVC's operating results were as follows:

	Three months ended March 31,
(in millions)	2016	2015
Net revenue	$2,013	1,938
Costs of goods sold	1,280	1,221
Gross profit	733	717
Operating expenses:
Operating	142	137
Selling, general and administrative, excluding stock-based compensation	176	173
Adjusted OIBDA	415	407
Stock-based compensation	6	8
Depreciation	34	33
Amortization	114	120
Operating income	261	246
Other (expense) income:
Equity in losses of investee	(1)	(1)
Interest expense, net	(53)	(59)
Foreign currency gain	2	10
	(52)	(50)
Income before income taxes	209	196
Income tax expense	(80)	(72)
Net income	129	124
Less net income attributable to the noncontrolling interest	(8)	(9)
Net income attributable to QVC, Inc. stockholder	$121	115
Net revenue
Net revenue by segment was as follows:

	Three months ended March 31,
(in millions)	2016	2015
QVC-U.S.	$1,407	1,342
QVC-International	606	596
Consolidated QVC	$2,013	1,938
QVC's consolidated net revenue increased 3.9% for the three months ended March 31, 2016 as compared to the corresponding period in the prior year. The three month increase in net revenue of $75 million was primarily comprised of $125 million due to 5.6% increase in units sold and a $10 million decrease in estimated product returns. The increase was partially offset by $40 million due to a 1.7% decrease in average selling price per unit ("ASP"), a $9 million decrease in shipping and handling revenue and $8 million in unfavorable foreign currency rates in all countries.
During the three months ended March 31, 2016 and 2015, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

The percentage increase in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended March 31, 2016
	U.S. Dollars	Constant currency
QVC-U.S.	4.8%	4.8%
QVC-International	1.7%	3.1%
QVC-U.S. net revenue growth for the three months ended March 31, 2016 was primarily due to a 7.0% increase in units shipped and a favorable impact in estimated product returns. The increase was offset by a 2.8% decrease in ASP and a 7.8% decrease in net shipping and handling revenue. QVC-US experienced shipped sales growth in apparel, accessories and home, offset by decreases in jewelry and electronics. The decrease in estimated product returns was primarily due to net adjustments to prior period estimates based on lower actual experience in electronics and accessories. Net shipping and handling revenue decreased in the U.S. as a result of the Company's new shipping and handling pricing which became effective February 2, 2015 that provides for changes in standard shipping rates.
QVC-International net revenue growth in constant currency was primarily due to a 3.4% increase in units shipped mainly in the U.K, offset by an increase in estimated product returns primarily in the U.K. and Germany. QVC-International experienced shipped sales growth in constant currency in all categories except jewelry. The increase in estimated product returns was primarily due to increase in units shipped and a shift in sales mixes from jewelry to accessories.
Gross profit
QVC's gross profit percentage was 36.4% and 37.0% for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016, the gross profit percentage decreased primarily due to increased freight costs from increased carrier rates and volume in the U.S. and a decrease in product margins internationally.
Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses increased $5 million or 3.6% for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
For the three months ended March 31, 2016, operating expenses increased primarily due to $2 million increases in both commissions and customer service expenses in the U.S. The increase in commissions expense was primarily due to increased sales on commission and the increase in customer service expenses was primarily due to increased calls handled and average handling call times.
Selling, general and administrative expenses (excluding stock-based compensation)
QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, production costs, credit card income, marketing and advertising expenses. Such expenses increased $3 million, and as a percentage of net revenue, decreased from 8.9% to 8.7% for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 as a result of a variety of reasons.
For the three months ended March 31, 2016, the increase was primarily due to increases in bad debt expense of $5 million and software expense of $2 million, offset by decreases in personnel costs of $5 million. The increase in bad debt expense is primarily related to the Easy-Pay program in the U.S. The increase in software expense is primarily due to an increase in maintenance for security software that was implemented in the third quarter of 2015. The decrease in personnel costs was primarily due to a decrease in severance mostly in the U.S.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC recorded $6 million and $8 million of stock-based compensation expense for the three months ended March 31, 2016 and 2015, respectively. Stock-based compensation decreased slightly due to the decrease in value of the grants being expensed over the vesting period.

Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended March 31,
(in millions)	2016	2015
Affiliate agreements	$36	37
Customer relationships	43	43
Acquisition related amortization	79	80
Property and equipment	34	33
Software amortization	24	29
Channel placement amortization and related expenses	11	11
Total depreciation and amortization	$148	153
Equity in losses of investee
The losses were associated with our joint venture in China that is accounted for as an equity method investment.
Interest expense, net
For the three months ended March 31, 2016, consolidated interest expense, net decreased $6 million or 10.2% as compared to the corresponding period in the prior year. The decrease in interest expense, net is primarily due to the redemption of the 7.375% Senior Secured Notes due 2020 in the second quarter of 2015 partially offset by the greater outstanding balance on the senior secured credit facility.
Foreign currency gain
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. For the three months ended March 31, 2016, the change in foreign currency gain was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.
Income taxes
Our effective tax rate was 38.3% and 36.7% for the three months ended March 31, 2016 and 2015, respectively. These rates differ from the U.S. federal income tax rate of 35.0% primarily due to state tax expense. The effective tax rate increased during 2016 compared to the prior year primarily due to an increase in a valuation allowance. We do not expect our effective tax rates to differ significantly in future periods.
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
As of March 31, 2016, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and certain of its subsidiaries and have equal priority to the senior secured credit facility. The interest on all of QVC's senior secured notes is payable semi-annually.
Senior Secured Credit Facility
QVC had $355.8 million available under the terms of the senior secured credit facility at March 31, 2016. The interest rate on the senior secured credit facility was 2.2% at March 31, 2016.
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
Other Debt Related Information
QVC was in compliance with all of its debt covenants at March 31, 2016.
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

Additional Cash Flow Information
During the three months ended March 31, 2016, QVC's primary uses of cash were $438 million of principal payments on debt and capital lease obligations, $234 million of dividends to Liberty, $40 million of capital and cable and satellite television distribution rights expenditures and $21 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $515 million of principal borrowings from the senior secured credit facility and $276 million of cash provided by operating activities. As of March 31, 2016, QVC's cash and cash equivalents balance (excluding restricted cash) was $361 million.
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
The change in cash provided by operating activities for the three months ended March 31, 2016 compared to the previous year was primarily due to variances in accounts payable, accrued liabilities and prepaid expenses, offset by variances in accounts receivable and inventories. The variances in accrued liabilities and accounts payable balances are primarily due to the timing of payments to vendors. The variance in inventories are primarily due to the level of increases in inventory balances in both segments. The variance in prepaid expenses are primarily due to increases in prepaid contracts in the U.S.
As of March 31, 2016, $150 million of the $361 million in cash and cash equivalents was held by foreign subsidiaries. Cash in foreign subsidiaries is generally accessible, but certain tax consequences may reduce the net amount of cash we are able to utilize for U.S. purposes. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately more than one-half of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
Other
Capital expenditures spending in 2016 is expected to be between $210 to $220 million, including $39 million already expended.

Refer to the chart under the "Off-balance Sheet Arrangements and Aggregate Contractual Obligations" section below for additional information concerning the amount and timing of expected future payments under QVC's contractual obligations at March 31, 2016.
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

Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations at March 31, 2016 is summarized below:

	Payments due by period
(in millions)	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt (1)	$—	—	—	400	1,894	3,150	5,444
Interest payments (2)	137	210	210	203	162	1,062	1,984
Capital lease obligations (including imputed interest)	8	13	15	13	10	20	79
Operating lease obligations	15	19	17	12	11	84	158
Build to suit lease	$—	5	6	6	6	73	96
(1) Amounts exclude capital lease obligations and the issue discounts on the 3.125%, 4.375%, 4.85%, 4.45%, 5.45% and 5.95% Senior Secured Notes.
(2) Amounts (i) are based on the terms of QVC's senior secured credit facility and senior secured notes, (ii) assumes the interest rates on the floating rate debt remain constant at the rates in effect as of March 31, 2016, (iii) assumes that our existing debt is repaid at maturity and (iv) excludes capital lease obligations.
Our purchase obligations did not materially change as of March 31, 2016.
Recent Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued ASU No. 2016-08 which clarifies principal versus agent considerations, and in April 2016, the FASB issued ASU No. 2016-10 which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. The Company has started a preliminary assessment, but has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company has has adopted this guidance as of January 1, 2016, and has determined there is no significant effect of the standard on its financial reporting.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The new principle is part of the FASB’s simplification initiative and applies to entities that measure inventory using a method other than last-in, first-out (LIFO) or the retail inventory method. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016. The Company has determined there is no significant effect of the standard on its ongoing financial reporting.

In January 2016, the FASB issued ASU No. 2016-01, Financial Statements - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments with readily determinable fair values (except those accounted for under the equity method of accounting or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s ongoing financial reporting.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for the Company beginning on January 1, 2019 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company has not yet determined what the effects of adopting this ASU will be on its ongoing financial reporting.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016. Early adoption is permitted. Once adopted, the Company will record excess tax benefits on the statement of operations rather than additional paid-in capital. However, the Company has not yet determined all of the effects that adopting this ASU will have on its ongoing financial reporting.

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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at March 31, 2016:

(in millions, except percentages)	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	—	—	400	—	3,150	3,550	3,496
Weighted average interest rate on fixed rate debt	—%	—%	—%	3.1%	—%	4.9%	4.7%	N/A
Variable rate debt	$—	—	—	—	1,894	—	1,894	1,894
Average interest rate on variable rate debt	—%	—%	—%	—%	2.2%	—%	2.2%	N/A
(1) Amounts exclude capital lease obligations and the issue discounts on the 3.125%, 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
N/A - Not applicable.
Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three months ended March 31, 2016 would have been impacted by approximately $1 million for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The credit facility provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of March 31, 2016, no borrowings in foreign currencies were outstanding.
Effective March 15, 2016, QVC entered into a hedge of a net investment in a foreign subsidiary and the value of the hedge is affected by changes in the value of the Euro. A 1% change in the value of the Euro will result in a change in the value of this hedge transaction of approximately $6 million.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2016 with the consideration of the material weakness in our internal control over financial reporting as discussed in more detail in our Form 10-K for the year ended December 31, 2015 under Part II, Item 9A. Management has continued to monitor the implementation of the remediation plan described in our 10-K for the year ended December 31, 2015, which has been updated below.
Changes in Internal Control Over Financial Reporting
During the first quarter of 2016, we continued to review the design of our controls, made adjustments and continued implementing controls to alleviate the noted control deficiencies. Other than these items, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Remediation Plan for Material Weakness in Internal Control Over Financial Reporting
In response to the material weakness identified in Management’s Report on Internal Control Over Financial Reporting as set forth in Part II, Item 9A in our Form 10-K for the year ended December 31, 2015, the Company developed a plan with oversight from the Audit Committee of the Board of Directors of Liberty to remediate the material weakness. The remediation efforts implemented include the following:

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
The Company believes the foregoing efforts effectively remediated the material weakness described in “Management's Report on Internal Control Over Financial Reporting” after the assessment date and prior to the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2015. However, because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of this material weakness will require on-going review and evidence of effectiveness.
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
QVC, Inc.

Date: May 9, 2016	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2016	By:/s/ THADDEUS J. JASTRZEBSKI
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