Form 10-Q
period 2016-06-30
QVC INC
filed 2016-08-08
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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

QVC, Inc.
2016 QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(in millions, except share amounts)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$335	327
Restricted cash	11	11
Accounts receivable, less allowance for doubtful accounts of $97 at June 30, 2016 and $86 at December 31, 2015	849	1,370
Inventories	1,022	929
Prepaid expenses	62	42
Total current assets	2,279	2,679
Property and equipment, net of accumulated depreciation of $1,011 at June 30, 2016 and $941 at December 31, 2015	1,095	1,002
Cable and satellite television distribution rights, net	249	339
Goodwill	5,066	5,035
Other intangible assets, net	2,846	2,936
Other noncurrent assets	83	67
Total assets	$11,618	12,058
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$10	9
Accounts payable-trade	544	658
Accrued liabilities	662	872
Total current liabilities	1,216	1,539
Long-term portion of debt and capital lease obligations	5,258	5,393
Deferred compensation	11	13
Deferred income taxes	781	827
Other long-term liabilities	245	168
Total liabilities	7,511	7,940
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	6,841	6,827
Accumulated deficit	(2,731)	(2,669)
Accumulated other comprehensive loss	(117)	(140)
Total QVC, Inc. stockholder's equity	3,993	4,018
Noncontrolling interest	114	100
Total equity	4,107	4,118
Total liabilities and equity	$11,618	12,058

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Net revenue	$2,063	1,998	4,076	3,936
Cost of goods sold	1,285	1,234	2,565	2,455
Gross profit	778	764	1,511	1,481
Operating expenses:
Operating	146	143	288	280
Selling, general and administrative, including stock-based compensation	179	179	361	360
Depreciation	31	35	65	68
Amortization	115	113	229	233
	471	470	943	941
Operating income	307	294	568	540
Other (expense) income:
Equity in losses of investee	(1)	(3)	(2)	(4)
Interest expense, net	(54)	(50)	(107)	(109)
Foreign currency gain (loss)	20	(11)	22	(1)
Loss on extinguishment of debt	—	(21)	—	(21)
	(35)	(85)	(87)	(135)
Income before income taxes	272	209	481	405
Income tax expense	(106)	(85)	(186)	(157)
Net income	166	124	295	248
Less net income attributable to the noncontrolling interest	(11)	(8)	(19)	(17)
Net income attributable to QVC, Inc. stockholder	$155	116	276	231

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Net income	$166	124	295	248
Foreign currency translation adjustments, net of tax	5	22	39	(80)
Total comprehensive income	171	146	334	168
Comprehensive income attributable to noncontrolling interest	(20)	(6)	(35)	(14)
Comprehensive income attributable to QVC, Inc. stockholder	$151	140	299	154

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
(in millions)	2016	2015
Operating activities:
Net income	$295	248
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of investee	2	4
Deferred income taxes	(37)	(42)
Foreign currency (gain) loss	(22)	1
Depreciation	65	68
Amortization	229	233
Noncash interest	3	4
Loss on extinguishment of debt	—	21
Stock-based compensation	16	15
Change in other long-term liabilities	(1)	18
Effects of changes in working capital items	51	35
Net cash provided by operating activities	601	605
Investing activities:
Capital expenditures	(98)	(80)
Expenditures for cable and satellite television distribution rights	(6)	(45)
Changes in other noncurrent assets	(2)	(3)
Other investing activities	2	1
Net cash used in investing activities	(104)	(127)
Financing activities:
Principal payments of debt and capital lease obligations	(923)	(1,216)
Principal borrowings of debt from senior secured credit facility	778	1,098
Payment of debt origination fees	(2)	(3)
Payment of bond premium fees	—	(18)
Dividends paid to Liberty	(323)	(210)
Dividends paid to noncontrolling interest	(21)	(20)
Other financing activities	(2)	(1)
Net cash used in financing activities	(493)	(370)
Effect of foreign exchange rate changes on cash and cash equivalents	4	(10)
Net increase in cash and cash equivalents	8	98
Cash and cash equivalents, beginning of period	327	347
Cash and cash equivalents, end of period	$335	445
Effects of changes in working capital items:
Decrease in accounts receivable	$526	385
Increase in inventories	(91)	(92)
Increase in prepaid expenses	(19)	(10)
Decrease in accounts payable-trade	(129)	(61)
Decrease in accrued liabilities and other	(236)	(187)
Effects of changes in working capital items	$51	35

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statement of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2015	1	$—	6,827	(2,669)	(140)	100	4,118
Net income	—	—	—	276	—	19	295
Foreign currency translation adjustments, net of tax	—	—	—	—	23	16	39
Dividends paid to Liberty and noncontrolling interest and other	—	—	—	(323)	—	(21)	(344)
Impact of tax liability allocation and indemnification agreement with Liberty	—	—	—	(15)	—	—	(15)
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	(8)	—	—	—	(8)
Excess tax benefit resulting from stock-based compensation	—	—	6	—	—	—	6
Stock-based compensation	—	—	16	—	—	—	16
Balance, June 30, 2016	1	$—	6,841	(2,731)	(117)	114	4,107

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
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the six months ended June 30, 2016 and 2015, QVC-Japan paid dividends to Mitsui of $21 million and $20 million, respectively.
The Company also has a joint venture with CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR''). The Company owns a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS operates a retail business in China through a shopping television channel with an associated website. Effective July 18, 2016, live programming hours were reduced from 17 hours to 15 hours per day and recorded programming was increased from seven hours to nine hours per day. This joint venture is accounted for as an equity method investment recorded as equity in losses of investee in the condensed consolidated statements of operations.
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
On October 1, 2015, Liberty acquired all of the outstanding shares of zulily, inc. ("zulily") (now known as zulily, llc) and QVC declared and paid a dividend to Liberty in the amount of $910 million with funds drawn from the Company’s credit facility to support Liberty’s purchase. zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. zulily is attributed to the QVC Group and the Company believes that its business is complementary to the Company. zulily is not part of the results of operations or financial position of QVC presented in these condensed consolidated financial statements. During the six months ended June 30, 2016, QVC and zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. The gross value of these transactions totaled less than $7 million, which did not have a material impact on QVC's financial position, results of operations, or liquidity.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Additionally, QVC amended and restated its senior secured credit facility (the "Third Amended and Restated Credit Agreement") increasing the revolving credit facility from $2.25 billion to $2.65 billion as explained further in note 6. The Third Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or zulily. Under the terms of the Third Amended and Restated Credit Agreement, QVC and zulily are jointly and severally liable for all amounts borrowed on the $400 million tranche. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of zulily. At June 30, 2016, there were no borrowings on the $400 million tranche of the senior secured credit facility.
QVC engages with CommerceHub, Inc. ("CommerceHub"), which was an approximately 99% owned subsidiary of Liberty prior to the completion of its spinoff from Liberty in July 2016, to handle communications between QVC and certain of its vendors for drop ship sales and returns. CommerceHub is not part of the results of operations or financial position of QVC presented in these condensed consolidated financial statements. During each of the six months ended June 30, 2016, and 2015, QVC paid CommerceHub for the related services totaling less than $2 million, which did not have a material impact on QVC's financial position, results of operations, or liquidity. As of July 22, 2016, Liberty completed the spin-off of CommerceHub. As a result, Liberty and CommerceHub are now separate publicly traded companies.

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
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued ASU No. 2016-08 which clarifies principal versus agent considerations, in April 2016, the FASB issued ASU No. 2016-10 which clarifies the identification of performance obligations and the implementation guidance for licensing, and in May 2016, the FASB issued ASU No. 2016-12 which clarifies assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. The Company has started a preliminary assessment, but has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company has adopted this guidance as of January 1, 2016, and there was no significant effect of the standard on its financial reporting.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 with early adoption permitted. The Company plans to adopt this guidance in the third quarter of 2016 and does not expect the adoption will have a material effect on the condensed consolidated financial statements.
Reclassifications
Certain prior period amounts have been reclassified to conform with current period presentation.
For the three and six months ended June 30, 2015 the Company has reclassified costs of $32 million and $63 million, respectively, on the consolidated statements of operations from operating to selling, general and administrative, including stock-based compensation due to continued convergence of broadcast and e-commerce operations which included programming, broadcasting, personnel and production costs.
For the three and six months ended June 30, 2015 the Company has reclassified certain prior period amounts relating to the QVC-International segment disclosure to conform with the current period presentation. Refer to note 11 for additional information.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(2) Cable and Satellite Television Distribution Rights, Net
Cable and satellite television distribution rights consisted of the following:

(in millions)	June 30, 2016	December 31, 2015
Cable and satellite television distribution rights	$2,273	2,259
Less accumulated amortization	(2,024)	(1,920)
Cable and satellite television distribution rights, net	$249	339
The Company recorded amortization expense of $49 million and $48 million for the three months ended June 30, 2016 and 2015, respectively, related to cable and satellite television distribution rights. For the six months ended June 30, 2016 and 2015, amortization expense for cable and satellite television distribution rights was $96 million and $95 million, respectively.
As of June 30, 2016, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2016	$92
2017	125
2018	12
2019	9
2020	8
The decrease in future amortization expense in 2018 is primarily due to the end of affiliation agreement terms for contracts in place at the time of Liberty's acquisition of QVC in 2003.
(3) Goodwill
The changes in the carrying amount of goodwill for the three months ended June 30, 2016 were as follows:

(in millions)	QVC-U.S.	QVC-Germany	QVC-Japan	QVC-U.K.	QVC-Italy	Total
Balance as of December 31, 2015	$4,190	278	251	193	123	5,035
Exchange rate fluctuations	—	4	43	(18)	2	31
Balance as of June 30, 2016	$4,190	282	294	175	125	5,066
(4) Other Intangible Assets, Net
Other intangible assets consisted of the following:

	June 30, 2016			December 31, 2015
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$666	(465)	201	625	(418)	207
Affiliate and customer relationships	2,408	(2,199)	209	2,409	(2,115)	294
Debt origination fees	8	—	8	9	(2)	7
Trademarks (indefinite life)	2,428	—	2,428	2,428	—	2,428
	$5,510	(2,664)	2,846	5,471	(2,535)	2,936
The Company recorded amortization expense of $66 million and $65 million for the three months ended June 30, 2016 and 2015, respectively, related to other intangible assets. For the six months ended June 30, 2016 and 2015, amortization expense for other intangible assets was $133 million and $138 million, respectively.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

As of June 30, 2016, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2016	$140
2017	197
2018	61
2019	16
2020	4
The decrease in future amortization expense in 2018 is primarily due to the end of the useful lives of the affiliate and customer relationships in place at the time of Liberty's acquisition of QVC in 2003.
(5) Accrued Liabilities
Accrued liabilities consisted of the following:

(in millions)	June 30, 2016	December 31, 2015
Accounts payable non-trade	$173	240
Income taxes	95	116
Accrued compensation and benefits	83	116
Allowance for sales returns	78	106
Deferred revenue	70	83
Sales and other taxes	41	79
Accrued interest	58	58
Other	64	74
	$662	872
(6) Long-Term Debt
Long-term debt consisted of the following:

(in millions)	June 30, 2016	December 31, 2015
3.125% Senior Secured Notes due 2019, net of original issue discount	$399	399
5.125% Senior Secured Notes due 2022	500	500
4.375% Senior Secured Notes due 2023, net of original issue discount	750	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	600
4.45% Senior Secured Notes due 2025, net of original issue discount	599	599
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
Senior secured credit facility	1,675	1,815
Capital lease obligations	76	72
Less debt issuance costs, net	(30)	(32)
Total debt	5,268	5,402
Less current portion	(10)	(9)
Long-term portion of debt and capital lease obligations	$5,258	5,393

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

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
Senior Secured Credit Facility
On June 23, 2016, QVC entered into a third amended and restated senior secured credit agreement with zulily as borrowers (collectively, the “Borrowers”) which is a multi-currency facility that provides for a $2.65 billion revolving credit facility with a $300 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Third Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by the Company or zulily with an additional $50 million sub-limit for standby letters of credit. The remaining $2.25 billion may be borrowed only by the Company. Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.75% depending on the Borrowers’ combined ratio of Consolidated Total Debt to Consolidated EBITDA (the “Consolidated Leverage Ratio”). Borrowings that are LIBOR loans will bear interest at a per annum rate equal to the applicable LIBOR plus a margin that varies between 1.25% and1.75% depending on the Borrowers’ combined consolidated leverage ratio. Because the calculation of the consolidated leverage ratio was revised to include zulily, the effective interest rate margins, on the date that the Third Amended and Restated Credit Agreement was entered into, decreased from the interest rate margins under the previous bank credit facility. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if zulily ceases to be controlled by Liberty Interactive Corporation, all of its loans must be repaid and its letters of credit cash collateralized. Any amounts prepaid on the revolving facility may be reborrowed. Payment of loans may be accelerated following certain customary events of default. The senior secured credit facility is secured by the capital stock of QVC.

QVC had $974.8 million, including the $400 million tranche that zulily may also borrow on, available under the terms of the senior secured credit facility at June 30, 2016. The interest rate on the senior secured credit facility was 1.9% at June 30, 2016.
The purpose of the amendment was to, among other things, extend the maturity of our senior secured credit facility to June 23, 2021, provide zulily the opportunity to borrow on the senior secured credit facility, and lower the interest rate on borrowings.

The Third Amended and Restated Credit Agreement contains certain affirmative and negative covenants, including certain restrictions on the Company and zulily and each of their respective restricted subsidiaries (subject to certain exceptions) with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; dissolving, consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; restricting subsidiary distributions; limiting QVC’s consolidated leverage ratio, which is defined in QVC’s senior secured credit facility as QVC’s consolidated total debt to Adjusted OIBDA ratio for the most recent four fiscal quarter period; and limiting the borrowers’ combined consolidated leverage ratio, which is defined in QVC’s senior secured credit facility as QVC and zulily’s combined debt to Adjusted OIBDA ratio for the most recent four fiscal quarter period. The Company defines Adjusted OIBDA as revenue less cost of sales, operating expenses, and selling, general and administrative expenses (excluding stock-based compensation).

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Other Debt Related Information
QVC was in compliance with all of its debt covenants at June 30, 2016.
During the quarter, there were no significant changes to QVC's debt credit ratings.
The weighted average rate applicable to all of the outstanding debt (excluding capital leases) prior to amortization of bond discounts and related debt issuance costs was 3.8% as of June 30, 2016.
(7) Leases and Transponder Service Arrangements
Future minimum payments under noncancelable operating leases and capital transponder leases with initial terms of one year or more and the lease related to the Company's west coast distribution center (build to suit lease) at June 30, 2016 consisted of the following:

(in millions)	Capital transponders	Operating leases	Build to suit lease
Remainder of 2016	$5	9	—
2017	12	18	5
2018	15	16	6
2019	15	13	6
2020	11	9	6
Thereafter	24	82	73
Total	$82	147	96
The Company has entered into thirteen separate capital lease agreements with transponder suppliers to transmit its signals in the U.S., Germany and France at an aggregate monthly cost of $1 million. Depreciation expense related to the transponders was $2 million and $4 million for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, depreciation expense related to the transponders was $5 million and $7 million, respectively. Total future minimum capital lease payments of $82 million include $6 million of imputed interest. The transponder service agreements for our U.S. transponders expire between 2019 and 2023. The transponder service agreements for our international transponders expire between 2019 and 2024.
Expenses for operating leases, principally for data processing equipment, facilities, satellite uplink service agreements and the west coast distribution center land, amounted to $5 million and $6 million for the three months ended June 30, 2016 and 2015, respectively. For both the six months ended June 30, 2016 and 2015, expenses for operating leases were $12 million.
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
The Company has concluded that it is the deemed owner (for accounting purposes only) of the Premises during the construction period under build to suit lease accounting. Building construction began in July of 2015. During the construction period, the Company is recording estimated project construction costs incurred by the landlord as a projects in progress asset and a corresponding long-term liability in “Property and equipment, net” and “Other long-term liabilities,” respectively, on its consolidated balance sheet. In addition, the Company will pay for normal tenant improvements and certain structural improvements and will record these amounts as part of the projects in progress asset. As of June 30, 2016 the projects in progress asset and long-term liability related to the west coast distribution center was approximately $100 million of which $84 million was incurred during the six months ended June 30, 2016.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Once the landlord completes the construction of the Premises (estimated to be late third quarter of 2016), the Company will evaluate the Lease in order to determine whether the Lease meets the criteria for “sale-leaseback” treatment under U.S. GAAP. If the Lease meets the “sale-leaseback” criteria, the Company will remove the asset and the related liability from its consolidated balance sheet and treat the Lease as either an operating or capital lease based on its assessment of the accounting guidance. However, the Company currently expects that upon completion of construction of the Premises that the Lease will not meet the "sale-leaseback" criteria.
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
(8) Income Taxes
The Company calculates its interim income tax provision by applying its best estimate of the annual expected effective tax rate to its ordinary year-to-date income or loss. The tax or benefit related to significant unusual items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur.
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
For the three months ended June 30, 2016, the Company recorded a tax provision of $106 million, which represented an effective tax rate of 39.0%. For the six months ended June 30, 2016 the Company recorded a tax provision of $186 million, which represented an effective tax rate of 38.7%. These rates differ from the U.S. federal income tax rate of 35.0% due primarily to state tax expense.
QVC is party to ongoing discussions with the Internal Revenue Service under the Compliance Assurance Process audit program. The Company files Federal tax returns on a consolidated basis with its parent company, Liberty. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of June 30, 2016, the Company, or one of its subsidiaries, was under examination in California, New York State, New York City, and Pennsylvania as well as in Germany and the U.K. The Company has received assessments related to an examination in Germany. The Company believes that any amounts ultimately paid in connection with the assessments will be creditable against its U.S. federal tax liability.
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
The amounts of the tax-related balances due to Liberty at June 30, 2016 and December 31, 2015 were $45 million and $71 million, respectively, and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.

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
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at June 30, 2016 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$163	163	—	—
Short-term liabilities:
Net investment hedge	2	—	2	—
Long-term liabilities:
Debt (note 6)	5,274	—	5,274	—

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
QVC entered into a hedge of a net investment in a foreign subsidiary during the fourth quarter of 2015 and the underlying derivative matured on March 15, 2016. The Company entered into a similar hedge of the same net investment in a foreign subsidiary effective March 15, 2016. The purpose of this investment is similar to the previous hedge which is to protect QVC's investment in the foreign subsidiary against the variability of the U.S. dollar and Euro exchange rate. The current hedge contract entails both the exchange of U.S. Libor and Euribor interest payments monthly over a six month term and the exchange of approximately $555 million, and the U.S. Dollar equivalent of Euro 500 million, at the maturity date. The gain or loss is and will be recognized in other comprehensive income and is classified as Level 2 in the table above. No amount of the gain or loss has been reclassified into earnings as of the balance sheet date nor is expected to be reclassified in the next twelve months.
On June 15, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap was reflected in gain on financial instruments in the accompanying condensed consolidated statements of operations. At June 30, 2016, the fair value of the swap instrument was in a net liability position of less than $1 million which was included in other long-term liabilities.
(11) Information about QVC's Operating Segments
During the year ended December 31, 2015, QVC began reporting its results based on two operating segments: QVC-U.S. and QVC-International, as a result of the One Q Reorganization Plan ("One Q"). The One Q organizational structure is intended to allow the Company to better leverage its global scale and capabilities, to enhance its competitive position and to create operational efficiencies. Beginning in the first quarter of 2016, QVC began allocating certain additional corporate costs for management reporting purposes, which were historically included in its QVC-U.S. segment, to the QVC-International segment. These management cost allocations are related to certain functions such as merchandising, commerce platforms, information technology, human resources, legal, finance, brand and communications, corporate development and administration that support all of QVC’s operations. For the three and six months ended June 30, 2016, these costs totaled approximately $7 million and $16 million, respectively.
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
Performance measures

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QVC-U.S.	$1,428	363	1,406	349	2,835	689	2,748	655
QVC-International	635	100	592	100	1,241	189	1,188	201
Consolidated QVC	$2,063	463	1,998	449	4,076	878	3,936	856
Net revenue amounts by product category are not available from our general purpose financial statements.
Other information

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QVC-U.S.	$16	103	16	100	33	205	32	206
QVC-International	15	12	19	13	32	24	36	27
Consolidated QVC	$31	115	35	113	65	229	68	233

	June 30, 2016		December 31, 2015
(in millions)	Total assets	Capital expenditures	Total assets	Capital expenditures
QVC-U.S.	$9,500	82	9,913	169
QVC-International	2,118	16	2,145	46
Consolidated QVC	$11,618	98	12,058	215
Long-lived assets, net of accumulated depreciation, by segment were as follows:

(in millions)	June 30, 2016	December 31, 2015
QVC-U.S.	$594	501
QVC-International	501	501
Consolidated QVC	$1,095	1,002

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The following table provides a reconciliation of Adjusted OIBDA to income before income taxes:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Adjusted OIBDA	$463	449	878	856
Stock-based compensation	(10)	(7)	(16)	(15)
Depreciation and amortization	(146)	(148)	(294)	(301)
Equity in losses of investee	(1)	(3)	(2)	(4)
Interest expense, net	(54)	(50)	(107)	(109)
Foreign currency gain (loss)	20	(11)	22	(1)
Loss on extinguishment of debt	—	(21)	—	(21)
Income before income taxes	$272	209	481	405
(12) Other Comprehensive Loss
The change in the component of accumulated other comprehensive loss, net of taxes ("AOCL"), is summarized as follows:

(in millions)	Foreign currency translation adjustments	AOCL
Balance at January 1, 2016	$(140)	(140)
Other comprehensive income attributable to QVC, Inc. stockholder	23	23
Balance at June 30, 2016	(117)	(117)

Balance at January 1, 2015	$(39)	(39)
Other comprehensive loss attributable to QVC, Inc. stockholder	(77)	(77)
Balance at June 30, 2015	(116)	(116)
The component of other comprehensive income is reflected in QVC's condensed consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive income:

(in millions)	Before-tax amount	Tax benefit (expense)	Net-of-tax amount
Three months ended June 30, 2016
Foreign currency translation adjustments	$2	3	5
Other comprehensive income	2	3	5

Three months ended June 30, 2015
Foreign currency translation adjustments	$48	(26)	22
Other comprehensive loss	48	(26)	22

Six months ended June 30, 2016:
Foreign currency translation adjustments	$30	9	39
Other comprehensive loss	30	9	39

Six months ended June 30, 2015:
Foreign currency translation adjustments	$(80)	—	(80)
Other comprehensive loss	(80)	—	(80)

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(13) Subsequent Event
Subsequent to June 30, 2016, QVC declared and paid a dividend to Liberty in the amount of $83 million.
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
In connection with the Third Amended and Restated Credit Agreement (refer to note 6), QVC International Ltd is no longer a guarantor subsidiary, and is reflected with the combined non-guarantor subsidiaries.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Balance Sheets

June 30, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$3	137	195	—	335
Restricted cash	9	—	2	—	11
Accounts receivable, net	620	—	229	—	849
Inventories	778	—	244	—	1,022
Prepaid expenses	26	—	36	—	62
Total current assets	1,436	137	706	—	2,279
Property and equipment, net	313	66	716	—	1,095
Cable and satellite television distribution rights, net	—	219	30	—	249
Goodwill	4,190	—	876	—	5,066
Other intangible assets, net	763	2,050	33	—	2,846
Other noncurrent assets	6	—	77	—	83
Investments in subsidiaries	3,532	1,060	—	(4,592)	—
Total assets	$10,240	3,532	2,438	(4,592)	11,618
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$3	—	7	—	10
Accounts payable-trade	348	—	196	—	544
Accrued liabilities	1	197	464	—	662
Intercompany accounts payable (receivable)	472	(202)	(270)	—	—
Total current liabilities	824	(5)	397	—	1,216
Long-term portion of debt and capital lease obligations	5,210	—	48	—	5,258
Deferred compensation	12	—	(1)	—	11
Deferred income taxes	101	727	(47)	—	781
Other long-term liabilities	100	—	145	—	245
Total liabilities	6,247	722	542	—	7,511
Equity:
QVC, Inc. stockholder's equity	3,993	2,810	1,782	(4,592)	3,993
Noncontrolling interest	—	—	114	—	114
Total equity	3,993	2,810	1,896	(4,592)	4,107
Total liabilities and equity	$10,240	3,532	2,438	(4,592)	11,618

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Three months ended June 30, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,459	231	682	(309)	2,063
Cost of goods sold	871	36	420	(42)	1,285
Gross profit	588	195	262	(267)	778
Operating expenses:
Operating	93	60	68	(75)	146
Selling, general and administrative, including stock-based compensation	264	—	107	(192)	179
Depreciation	13	2	16	—	31
Amortization	60	44	11	—	115
	430	106	202	(267)	471
Operating income	158	89	60	—	307
Other (expense) income:
Equity in losses of investee	—	—	(1)	—	(1)
Interest expense, net	(54)	—	—	—	(54)
Foreign currency gain	6	—	14	—	20
Intercompany interest (expense) income	(1)	—	1	—	—
	(49)	—	14	—	(35)
Income before income taxes	109	89	74	—	272
Income tax expense	(42)	(33)	(31)	—	(106)
Equity in earnings of subsidiaries, net of tax	99	50	—	(149)	—
Net income	166	106	43	(149)	166
Less net income attributable to the noncontrolling interest	(11)	—	(11)	11	(11)
Net income attributable to QVC, Inc. stockholder	$155	106	32	(138)	155

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Three months ended June 30, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,432	220	640	(294)	1,998
Cost of goods sold	856	23	382	(27)	1,234
Gross profit	576	197	258	(267)	764
Operating expenses:
Operating	84	61	71	(73)	143
Selling, general and administrative, including stock-based compensation	275	—	98	(194)	179
Depreciation	11	1	23	—	35
Amortization	60	41	12	—	113
	430	103	204	(267)	470
Operating income	146	94	54	—	294
Other (expense) income:
Equity in losses of investee	—	—	(3)	—	(3)
Interest expense, net	(49)	—	(1)	—	(50)
Foreign currency (loss) gain	(6)	(13)	8	—	(11)
Loss on extinguishment of debt	(21)	—	—	—	(21)
Intercompany interest (expense) income	—	(20)	20	—	—
	(76)	(33)	24	—	(85)
Income before income taxes	70	61	78	—	209
Income tax expense	(14)	(38)	(33)	—	(85)
Equity in earnings of subsidiaries, net of tax	68	28	47	(143)	—
Net income	124	51	92	(143)	124
Less net income attributable to the noncontrolling interest	(8)	—	(8)	8	(8)
Net income attributable to QVC, Inc. stockholder	$116	51	84	(135)	116

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Six months ended June 30, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$2,903	464	1,347	(638)	4,076
Cost of goods sold	1,747	78	829	(89)	2,565
Gross profit	1,156	386	518	(549)	1,511
Operating expenses:
Operating	202	119	140	(173)	288
Selling, general and administrative, including stock-based compensation	527	—	210	(376)	361
Depreciation	25	4	36	—	65
Amortization	120	84	25	—	229
	874	207	411	(549)	943
Operating income	282	179	107	—	568
Other (expense) income:
Equity in losses of investee	—	—	(2)	—	(2)
Interest expense, net	(107)	—	—	—	(107)
Foreign currency gain	9	—	13	—	22
Intercompany interest (expense) income	(1)	1	—	—	—
	(99)	1	11	—	(87)
Income before income taxes	183	180	118	—	481
Income tax expense	(70)	(59)	(57)	—	(186)
Equity in earnings of subsidiaries, net of tax	182	82	—	(264)	—
Net income	295	203	61	(264)	295
Less net income attributable to the noncontrolling interest	(19)	—	(19)	19	(19)
Net income attributable to QVC, Inc. stockholder	$276	203	42	(245)	276

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Six months ended June 30, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$2,812	422	1,297	(595)	3,936
Cost of goods sold	1,715	48	768	(76)	2,455
Gross profit	1,097	374	529	(519)	1,481
Operating expenses:
Operating	172	118	142	(152)	280
Selling, general and administrative, including stock-based compensation	532	—	195	(367)	360
Depreciation	21	4	43	—	68
Amortization	119	81	33	—	233
	844	203	413	(519)	941
Operating income	253	171	116	—	540
Other (expense) income:
Equity in losses of investee	—	—	(4)	—	(4)
Interest expense, net	(107)	—	(2)	—	(109)
Foreign currency gain (loss)	8	(13)	4	—	(1)
Loss on extinguishment of debt	(21)	—	—	—	(21)
Intercompany interest (expense) income	(6)	(9)	15	—	—
	(126)	(22)	13	—	(135)
Income before income taxes	127	149	129	—	405
Income tax expense	(40)	(63)	(54)	—	(157)
Equity in earnings of subsidiaries, net of tax	161	39	47	(247)	—
Net income	248	125	122	(247)	248
Less net income attributable to the noncontrolling interest	(17)	—	(17)	17	(17)
Net income attributable to QVC, Inc. stockholder	$231	125	105	(230)	231

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

Three months ended June 30, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$166	106	43	(149)	166
Foreign currency translation adjustments	5	—	5	(5)	5
Total comprehensive income	171	106	48	(154)	171
Comprehensive income attributable to noncontrolling interest	(20)	—	(20)	20	(20)
Comprehensive income attributable to QVC, Inc. stockholder	$151	106	28	(134)	151
Condensed Consolidating Statements of Comprehensive Income

Three months ended June 30, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$124	51	92	(143)	124
Foreign currency translation adjustments	22	—	22	(22)	22
Total comprehensive income	146	51	114	(165)	146
Comprehensive income attributable to noncontrolling interest	(6)	—	(6)	6	(6)
Comprehensive income attributable to QVC, Inc. stockholder	$140	51	108	(159)	140
Condensed Consolidating Statements of Comprehensive Income

Six months ended June 30, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$295	203	61	(264)	295
Foreign currency translation adjustments	39	—	39	(39)	39
Total comprehensive income	334	203	100	(303)	334
Comprehensive income attributable to noncontrolling interest	(35)	—	(35)	35	(35)
Comprehensive income attributable to QVC, Inc. stockholder	$299	203	65	(268)	299

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

Six months ended June 30, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$248	125	122	(247)	248
Foreign currency translation adjustments	(80)	—	(80)	80	(80)
Total comprehensive income	168	125	42	(167)	168
Comprehensive income attributable to noncontrolling interest	(14)	—	(14)	14	(14)
Comprehensive income attributable to QVC, Inc. stockholder	$154	125	28	(153)	154

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Cash Flows

Six months ended June 30, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$422	182	(3)	—	601
Investing activities:
Capital expenditures	(75)	(3)	(20)	—	(98)
Expenditures for cable and satellite television distribution rights, net	—	(6)	—	—	(6)
Changes in other noncurrent assets	1	—	(3)	—	(2)
Other investing activities	(6)	—	8	—	2
Intercompany investing activities	316	127	—	(443)	—
Net cash provided by (used in) investing activities	236	118	(15)	(443)	(104)
Financing activities:
Principal payments of debt and capital lease obligations	(920)	—	(3)	—	(923)
Principal borrowings of debt from senior secured credit facility	778	—	—	—	778
Payment of debt origination fees	(2)	—	—	—	(2)
Dividends paid to Liberty	(323)	—	—	—	(323)
Dividends paid to noncontrolling interest	—	—	(21)	—	(21)
Other financing activities	(2)	—	—	—	(2)
Net short-term intercompany debt (repayments) borrowings	(90)	(1,473)	1,563	—	—
Other intercompany financing activities	(96)	1,198	(1,545)	443	—
Net cash used in financing activities	(655)	(275)	(6)	443	(493)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	4	—	4
Net increase (decrease) in cash and cash equivalents	3	25	(20)	—	8
Cash and cash equivalents, beginning of period	—	112	215	—	327
Cash and cash equivalents, end of period	$3	137	195	—	335

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Cash Flows

Six months ended June 30, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$349	166	90	—	605
Investing activities:
Capital expenditures	(56)	(5)	(19)	—	(80)
Expenditures for cable and satellite television distribution rights, net	—	(45)	—	—	(45)
Other investing activities	1	—	—	—	1
Changes in other noncurrent assets	(1)	—	(2)	—	(3)
Intercompany investing activities	1,147	296	(1,307)	(136)	—
Net cash provided by (used in) investing activities	1,091	246	(1,328)	(136)	(127)
Financing activities:
Principal payments of debt and capital lease obligations	(1,212)	—	(4)	—	(1,216)
Principal borrowings of debt from senior secured credit facility	1,098	—	—	—	1,098
Payment of debt origination fees	(3)	—	—	—	(3)
Payment of bond premium fees	(18)	—	—	—	(18)
Dividends paid to Liberty	(210)	—	—	—	(210)
Dividends paid to noncontrolling interest	—	—	(20)	—	(20)
Other financing activities	(1)	—	—	—	(1)
Net short-term intercompany debt (repayments) borrowings	(947)	2,262	(1,315)	—	—
Other intercompany financing activities	(97)	(2,614)	2,575	136	—
Net cash (used in) provided by financing activities	(1,390)	(352)	1,236	136	(370)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(10)	—	(10)
Net increase (decrease) in cash and cash equivalents	50	60	(12)	—	98
Cash and cash equivalents, beginning of period	2	123	222	—	347
Cash and cash equivalents, end of period	$52	183	210	—	445

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; international expansion; new service offerings; revenue growth and subscriber trends; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

•	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;

•	domestic and international economic and business conditions and industry trends, including the impact of Brexit (as defined below);

•	consumer spending levels, including the availability and amount of individual consumer debt;

•	advertising spending levels;

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

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as well as Part II, Item 1A of this Quarterly Report. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
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
During the year ended December 31, 2015, QVC began reporting its results based on two operating segments: QVC-U.S. and QVC-International, as a result of the One Q Reorganization Plan ("One Q"). The One Q organizational structure is intended to allow the Company to better leverage its global scale and capabilities, to enhance its competitive position and to create operational efficiencies. Beginning in the first quarter of 2016, QVC began allocating certain additional corporate costs for management reporting purposes, which were historically included in its QVC-U.S. segment, to the QVC-International segment. These management cost allocations are related to certain functions such as merchandising, commerce platforms, information technology, human resources, legal, finance, brand and communications, corporate development and administration that support all of QVC’s operations. For the three and six months ended June 30, 2016, these costs totaled approximately $7 million and $16 million, respectively.
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the six months ended June 30, 2016 and 2015, QVC-Japan paid dividends to Mitsui of $21 million and $20 million, respectively.
The Company also has a joint venture with CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR''). The Company owns a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS operates a retail business in China through a shopping television channel with an associated website. Effective July 18, 2016, live programming hours were reduced from 17 hours to 15 hours per day and recorded programming was increased from seven hours to nine hours per day. This joint venture is accounted for as an equity method investment recorded as equity in losses of investee in the condensed consolidated statements of operations.
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

On October 1, 2015, Liberty acquired all of the outstanding shares of zulily, inc. ("zulily") (now known as zulily, llc) and QVC declared and paid a dividend to Liberty in the amount of $910 million with funds drawn from the Company’s credit facility to support Liberty’s purchase. zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. zulily is attributed to the QVC Group and the Company believes that its business is complementary to the Company. zulily is not part of the results of operations or financial position of QVC presented in the accompanying condensed consolidated financial statements. During the six months ended June 30, 2016, QVC and zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. The gross value of these transactions totaled less than $7 million, which did not have a material impact on QVC's financial position, results of operations, or liquidity.
QVC engages with CommerceHub, Inc. ("CommerceHub"), which was an approximately 99% owned subsidiary of Liberty prior to the completion of its spinoff from Liberty in July 2016, to handle communications between QVC and certain of its vendors for drop ship sales and returns. CommerceHub is not part of the results of operations or financial position of QVC presented in these condensed consolidated financial statements. During each of the six months ended June 30, 2016, and 2015, QVC paid CommerceHub for the related services totaling less than $2 million, which did not have a material impact on QVC's financial position, results of operations, or liquidity. As of July 22, 2016, Liberty completed the spin-off of CommerceHub. As a result, Liberty and CommerceHub are now separate publicly traded companies.
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
On June 23, 2016, the U.K. held a referendum in which British citizens approved an exit from the European Union (the "E.U."), commonly referred to as “Brexit.” As a result of the referendum, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the U.K. Pound Sterling as compared to the U.S. dollar. Volatility in exchange rates is expected to continue in the short term as the U.K. negotiates its exit from the E.U. In the longer term, any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

Results of Operations
QVC's operating results were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Net revenue	$2,063	1,998	4,076	3,936
Costs of goods sold	1,285	1,234	2,565	2,455
Gross profit	778	764	1,511	1,481
Operating expenses:
Operating	146	143	288	280
Selling, general and administrative, excluding stock-based compensation	169	172	345	345
Adjusted OIBDA	463	449	878	856
Stock-based compensation	10	7	16	15
Depreciation	31	35	65	68
Amortization	115	113	229	233
Operating income	307	294	568	540
Other (expense) income:
Equity in losses of investee	(1)	(3)	(2)	(4)
Interest expense, net	(54)	(50)	(107)	(109)
Foreign currency gain (loss)	20	(11)	22	(1)
Loss on extinguishment of debt	—	(21)	—	(21)
	(35)	(85)	(87)	(135)
Income before income taxes	272	209	481	405
Income tax expense	(106)	(85)	(186)	(157)
Net income	166	124	295	248
Less net income attributable to the noncontrolling interest	(11)	(8)	(19)	(17)
Net income attributable to QVC, Inc. stockholder	$155	116	276	231
Net revenue
Net revenue by segment was as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
QVC-U.S.	$1,428	1,406	2,835	2,748
QVC-International	635	592	1,241	1,188
Consolidated QVC	$2,063	1,998	4,076	3,936
QVC's consolidated net revenue increased 3.3% and 3.6% for the three and six months ended June 30, 2016 as compared to the corresponding periods in the prior year. The three month increase in net revenue of $65 million was primarily comprised of $84 million due to a 3.7% increase in units sold, $19 million in favorable foreign currency rates primarily in Japan which was slightly offset by unfavorable foreign currency rates in the U.K., an $8 million decrease in estimated product returns, $3 million increase in shipping and handling revenue, and $3 million increase related to product sales with zulily. The increase was partially offset by $54 million due to a 2.3% decrease in average selling price per unit ("ASP"). The six month increase in net revenue of $140 million was primarily comprised of $208 million due to 4.6% increase in units sold, $19 million decrease in estimated product returns and $10 million in favorable foreign currency rates in Japan which was slightly offset by unfavorable foreign currency rates in the U.K. The increase was partially offset by $93 million due to a 2.0% decrease in ASP and a $6 million decrease in shipping and handling revenue.

During the three and six months ended June 30, 2016 and 2015, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected. Our product margins are under pressure due to the rapid devaluation of the U.K. Pound Sterling which we will try to offset as much of this as possible through pricing and vendor negotiations.
In discussing our operating results, the term currency exchange rates refers to the currency exchange rates we use to convert the operating results for all countries where the functional currency is not the U.S. dollar. We calculate the effect of changes in currency exchange rates as the difference between current period activity translated using the prior period's currency exchange rates. Throughout our discussion, we refer to the results of this calculation as the impact of currency exchange rate fluctuations. When we refer to constant currency operating results, this means operating results without the impact of the currency exchange rate fluctuations. The disclosure of constant currency amounts or results permits investors to understand better QVC’s underlying performance without the effects of currency exchange rate fluctuations.
The percentage increase in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended June 30, 2016			Six months ended June 30, 2016
	U.S. Dollars	Foreign Currency Exchange Impact	Constant currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant currency
QVC-U.S.	1.6%	—%	1.6%	3.2%	—%	3.2%
QVC-International	7.3%	3.3%	4.0%	4.5%	0.9%	3.6%
QVC-U.S. net revenue growth for the three and six months ended June 30, 2016 was primarily due to a 3.8% and 5.3% increase in units shipped and a favorable impact in estimated product returns in both periods. The increases were partially offset by 3.3% and 3.0% decreases in ASP, respectively. For the six months ended June 30, 2016, QVC-US also experienced a decrease in net shipping and handling revenue. For the three and six months ended June 30, 2016, QVC-US experienced shipped sales growth in apparel, accessories and home, offset by decreases in jewelry, electronics and beauty. The decrease in estimated product returns was primarily due to net adjustments to prior period estimates based on lower actual experience in accessories and electronics. For the six months ended June 30, 2016, net shipping and handling revenue decreased in the U.S. as a result of the Company's new shipping and handling pricing which became effective February 2, 2015 that provides for changes in standard shipping rates.
Beginning in early June, QVC-U.S. sales began to experience significant headwinds, which have continued. The sales declines, as compared to prior periods, have averaged in the mid to high single digit percentages. We have developed many initiatives intended to reverse the negative trends and we are optimistic, although there is no guarantee, that these actions will have a positive effect. However, even if these initiatives begin to reverse these trends, it is believed that QVC-U.S. net revenue and adjusted OIBDA will likely experience negative growth rates for the third quarter.
QVC-International net revenue growth in constant currency for the three and six months ended June 30, 2016 was primarily due to a 3.5% and 3.4% increase, respectively, in units shipped mainly in the U.K. and Germany which was slightly offset by Japan. For the three months ended June 30, 2016, QVC-International experienced shipped sales growth in all categories except accessories, and for the six months ended June 30, 2016, QVC-International experienced shipped sales growth in all categories except jewelry. For the six months ended June 30, 2016, the increase was partially offset by an increase in estimated product returns primarily in Germany and the U.K. due to an increase in units shipped.
Gross profit
QVC's gross profit percentage was 37.7% and 37.1% for the three and six months ended June 30, 2016, respectively, compared to 38.2% and 37.6% for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2016, the gross profit percentage decreased primarily due to a decrease in product margins and higher freight costs. The decrease was partially offset by a favorable inventory obsolescence provision in both periods in the U.S. and the three month period ending June 30, 2016, internationally. The QVC-International decrease in product margins was partially offset by improved margins in Japan for both periods.

Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses increased $3 million or 2.1% and increased $8 million or 2.9% for the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, respectively.
For the three months ended June 30, 2016, operating expenses increased primarily due to $2 million in unfavorable foreign currency rates mainly in Japan and a $2 million increase in commissions internationally. The increase in commissions expense was primarily due to increased carriage in the U.K. and Japan.
For the six months ended June 30, 2016, operating expenses increased primarily due to a $4 million increase in commissions, a $2 million increase in credit card fees in the U.S. and $2 million in unfavorable foreign currency rates mainly in Japan. The increase in commissions expense was primarily due to increased sales on commission in the U.S. and increased carriage in the U.K and Japan. The increase in credit card fees was primarily due to an increase in volume of transactions in the U.S.
Selling, general and administrative expenses (excluding stock-based compensation)
QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, production costs, credit card income, marketing and advertising expenses. Such expenses decreased $3 million for the three months ended June 30, 2016, and remained flat for the six months ended June 30, 2016. SG&A expenses decreased from 8.6% to 8.2% and 8.8% to 8.5%, as a percentage of net revenue, as compared to the three and six month periods ended June 30, 2015, respectively, as a result of a variety of reasons.
For the three months ended June 30, 2016, the decrease was primarily due to reduced personnel costs of approximately $22 million which was partially offset by increases in bad debt expense of $15 million, external services of $4 million and $2 million in unfavorable foreign currency rates mainly in Japan offset partially by the U.K. The decrease in personnel costs was primarily due to a decrease in bonus of approximately $16 million, benefits of approximately $4 million, and severance of approximately $2 million mostly in the U.S. The increase in bad debt expense was primarily related to an increase in Easy-Pay sales penetration and higher default rates experienced related to the Easy-Pay program in the U.S. The increase in external services was primarily due to internal control enhancements, outside legal services and the establishment of a global business service center.
For the six months ended June 30, 2016, the decrease was primarily due to reduced personnel costs of $28 million which was partially offset by increases in bad debt expense of $19 million, and $3 million for both external services and software expense. The decrease in personnel costs was primarily due to a decrease in bonus of approximately $16 million, benefits of approximately $7 million and severance of approximately $7 million mostly in the U.S. The increase in bad debt expense was primarily related to an increase in Easy-Pay sales penetration and higher default rates experienced related to the Easy-Pay program in the U.S. The increase in external services was primarily due to internal control enhancements and the establishment of a global business service center. The increase in software expense was due to an increase in software maintenance.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC recorded $10 million and $7 million of stock-based compensation expense for the three months ended June 30, 2016 and 2015, respectively, and $16 million and $15 million of stock-based compensation expense for the six months ended June 30, 2016 and 2015, respectively.

Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Affiliate agreements	$37	36	73	73
Customer relationships	42	42	85	85
Acquisition related amortization	79	78	158	158
Property and equipment	31	35	65	68
Software amortization	23	24	47	53
Channel placement amortization and related expenses	13	11	24	22
Total depreciation and amortization	$146	148	294	301
Equity in losses of investee
The losses were associated with our joint venture in China that is accounted for as an equity method investment.
Interest expense, net
For the three and six months ended June 30, 2016, consolidated interest expense, net increased $4 million or 8.0% and decreased $2 million or 1.8%, respectively, as compared to the corresponding period in the prior year.
Foreign currency gain (loss)
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. For the three and six months ended June 30, 2016, the change in foreign currency gain was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.
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
Income taxes
Our effective tax rate was 39.0% and 38.7% for the three and six months ended June 30, 2016, respectively, and our effective tax rate for the three and six months ended June 30, 2015 was 40.7% and 38.8%, respectively. These rates differ from the U.S. federal income tax rate of 35.0% primarily due to state tax expense. We do not expect our effective tax rates to differ significantly in future periods.

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
As of June 30, 2016, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and certain of its subsidiaries and have equal priority to the senior secured credit facility. The interest on all of QVC's senior secured notes is payable semi-annually.

Senior Secured Credit Facility
On June 23, 2016, QVC entered into a third amended and restated senior secured credit agreement with zulily as borrowers (collectively, the “Borrowers”) which is a multi-currency facility that provides for a $2.65 billion revolving credit facility with a $300 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Third Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by the Company or zulily. The remaining $2.25 billion may be borrowed only by the Company. Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.75% depending on the Borrowers’ combined ratio of Consolidated Total Debt to Consolidated EBITDA (the “Consolidated Leverage Ratio”). Borrowings that are LIBOR loans will bear interest at a per annum rate equal to the applicable LIBOR plus a margin that varies between 1.25% and1.75% depending on the Borrowers’ combined consolidated leverage ratio. Because the calculation of the consolidated leverage ratio was revised to include zulily, the effective interest rate margins, on the date that the Third Amended and Restated Credit Agreement was entered into, decreased from the interest rate margins under the previous bank credit facility. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if zulily ceases to be controlled by Liberty Interactive Corporation, all of its loans must be repaid and its letters of credit cash collateralized. Any amounts prepaid on the revolving facility may be reborrowed. Payment of loans may be accelerated following certain customary events of default. The senior secured credit facility is secured by the capital stock of QVC.
QVC had $974.8 million available under the terms of the senior secured credit facility at June 30, 2016. The interest rate on the senior secured credit facility was 1.9% at June 30, 2016.
The purpose of the amendment was to, among other things, extend the maturity of our senior secured credit facility to June 23, 2021, provide zulily the opportunity to borrow on the senior secured credit facility (see Note 1 to the accompanying condensed consolidated financial statements), and lower the interest rate on borrowings.

The Third Amended and Restated Credit Agreement contains certain affirmative and negative covenants, including certain restrictions on the Company and zulily and each of their respective restricted subsidiaries (subject to certain exceptions) with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; dissolving, consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; restricting subsidiary distributions; and limiting the Company’s consolidated leverage ratio and the Borrowers’ combined consolidated leverage ratio which is defined in the senior secured credit facility as the ratio of Consolidated Total Debt to Consolidated EBITDA for the most recent four fiscal quarter period.
Other Debt Related Information
QVC was in compliance with all of its debt covenants at June 30, 2016.
During the quarter, there were no significant changes to QVC's debt credit ratings.
There are no restrictions under the debt agreements on QVC's ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or credit facility, and as long as both QVC's consolidated leverage ratio, and a combined consolidated leverage ratio for both QVC and zulily, would be no greater than 3.5 to 1.0. As a result, Liberty will, in many instances, be permitted to rely on QVC's cash flow for servicing Liberty's debt and for other purposes, including repurchases of Liberty's common stock, or to fund acquisitions or other operational requirements of Liberty and its subsidiaries. These events may deplete QVC's equity or require QVC to borrow under the senior secured credit facility, increasing QVC's leverage and decreasing liquidity. QVC has made significant distributions to Liberty in the past.

Interest Rate Swap Arrangements
On June 15, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap was reflected in gain on financial instruments in the accompanying condensed consolidated statements of operations. At June 30, 2016, the fair value of the swap instrument was in a net liability position of less than $1 million which was included in other long-term liabilities. A 1% change in the one-month U.S. Libor rate (floating portion of the interest rate swap) will result in a change in the value of the swap instrument less than $1 million.
Additional Cash Flow Information
During the six months ended June 30, 2016, QVC's primary uses of cash were $923 million of principal payments on debt and capital lease obligations, $323 million of dividends to Liberty, $104 million of capital and cable and satellite television distribution rights expenditures and $21 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $778 million of principal borrowings from the senior secured credit facility and $601 million of cash provided by operating activities. As of June 30, 2016, QVC's cash and cash equivalents balance (excluding restricted cash) was $335 million.
During the six months ended June 30, 2015, QVC's primary uses of cash were $1,216 million of principal payments on debt and capital lease obligations, $210 million of dividends to Liberty, $125 million of capital and cable and satellite television distribution rights expenditures, $20 million in dividend payments from QVC-Japan to Mitsui, and $18 million of bond premium fees. These uses of cash were funded primarily with $1,098 million of principal borrowings from the senior secured credit facility and $605 million of cash provided by operating activities. As of June 30, 2015, QVC's cash and cash equivalents balance (excluding restricted cash) was $445 million.
The change in cash provided by operating activities for the six months ended June 30, 2016 compared to the previous year was primarily due to variances accounts receivable and inventories, offset by variances in in other long-term liabilities, accounts payable, accrued liabilities and prepaid expenses. The variance in accounts receivable is primarily due to decreases in the Easy-Pay receivable balance. The variance in inventories are primarily due to the level of increases in inventory balances in the U.S. which was partially offset by decreases internationally. The variances in accrued liabilities and accounts payable balances are primarily due to the timing of payments to vendors. The variance in prepaid expenses are primarily due to increases in prepaid contracts in the U.S.
As of June 30, 2016, $177 million of the $335 million in cash and cash equivalents was held by foreign subsidiaries. Cash in foreign subsidiaries is generally accessible, but certain tax consequences may reduce the net amount of cash we are able to utilize for U.S. purposes. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately more than one-half of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax-efficiently as possible and meet the business needs of QVC.
Other
Capital expenditures spending in 2016 is expected to be between $185 and $195 million, including $98 million already expended.

Refer to the chart under the "Off-balance Sheet Arrangements and Aggregate Contractual Obligations" section below for additional information concerning the amount and timing of expected future payments under QVC's contractual obligations at June 30, 2016.
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

On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the European Union ("E.U."), commonly referred to as “Brexit”. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities. These changes may cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations.
Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations at June 30, 2016 is summarized below:

	Payments due by period
(in millions)	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt (1)	$—	—	—	400	—	4,825	5,225
Interest payments (2)	101	202	202	195	187	1,079	1,966
Capital lease obligations (including imputed interest)	5	12	15	15	11	24	82
Operating lease obligations	9	18	16	13	9	82	147
Build to suit lease	—	5	6	6	6	73	96
(1) Amounts exclude capital lease obligations and the issue discounts on the 3.125%, 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
(2) Amounts (i) are based on the terms of QVC's senior secured credit facility and senior secured notes, (ii) assumes the interest rates on the floating rate debt remain constant at the rates in effect as of June 30, 2016, (iii) assumes that our existing debt is repaid at maturity and (iv) excludes capital lease obligations.
Our purchase obligations did not materially change as of June 30, 2016.
Recent Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued ASU No. 2016-08 which clarifies principal versus agent considerations, in April 2016, the FASB issued ASU No. 2016-10 which clarifies the identification of performance obligations and the implementation guidance for licensing, and in May 2016, the FASB issued ASU No. 2016-12 which clarifies assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. The Company has started a preliminary assessment, but has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company has adopted this guidance as of January 1, 2016, and there was no significant effect of the standard on its financial reporting.

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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 with early adoption permitted. The Company plans to adopt this guidance in the third quarter of 2016 and does not expect the adoption will have a material effect on the condensed consolidated financial statements.

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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at June 30, 2016:

(in millions, except percentages)	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	—	—	400	—	3,150	3,550	3,599
Weighted average interest rate on fixed rate debt	—%	—%	—%	3.1%	—%	4.9%	4.7%	N/A
Variable rate debt	$—	—	—	—	—	1,675	1,675	1,675
Average interest rate on variable rate debt	—%	—%	—%	—%	—%	1.9%	1.9%	N/A
(1) Amounts exclude capital lease obligations and the issue discounts on the 3.125%, 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
N/A - Not applicable.
On June 15, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap was reflected in gain on financial instruments in the accompanying condensed consolidated statements of operations. At June 30, 2016, the fair value of the swap instrument was in a net liability position of less than $1 million which was included in other long-term liabilities. A 1% change in the one-month U.S. Libor rate (floating portion of the interest rate swap) will result in a change in the value of the swap instrument less than $1 million.
Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three and six months ended June 30, 2016 would have been impacted by approximately $1 million and $2 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The credit facility provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of June 30, 2016, no borrowings in foreign currencies were outstanding.
Effective March 15, 2016, QVC entered into a hedge of a net investment in a foreign subsidiary and the value of the hedge is affected by changes in the value of the Euro. A 1% change in the value of the Euro will result in a change in the value of this hedge transaction of approximately $6 million.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2016 with the consideration of the material weakness in our internal control over financial reporting as discussed in more detail in our Form 10-K for the year ended December 31, 2015 under Part II, Item 9A. Management has continued to monitor the implementation of the remediation plan described in our 10-K for the year ended December 31, 2015, which has been updated below.
Changes in Internal Control Over Financial Reporting
During the second quarter of 2016, we continued to review the design of our controls, made adjustments and continued implementing controls to alleviate the noted control deficiencies. Other than these items, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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

PART II

Item 1A. Risk Factors
Except as discussed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.
We have operations outside of the U.S. that are subject to numerous operational and financial risks
We have operations in countries other than the U.S. and we are subject to the following risks inherent in international operations:

•	fluctuations in currency exchange rates;

•	longer payment cycles for sales in foreign countries that may increase the uncertainty associated with recoverable accounts;

•	recessionary conditions and economic instability, including fiscal policies that are implementing austerity measures in certain countries, which are affecting markets overseas;

•	our ability to repatriate funds held by our foreign subsidiaries to the U.S. at favorable tax rates;

•	potentially adverse tax consequences;

•	export and import restrictions, tariffs and other trade barriers;

•	increases in taxes and governmental royalties and fees;

•	our ability to obtain and maintain required licenses that enable us to operate our business in foreign jurisdictions;

•	changes in foreign and U.S. laws, regulations and policies that govern operations of foreign-based companies;

•	changes to general consumer protection laws and regulations;

•	difficulties in staffing and managing international operations; and

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

We may be subject to risks relating to the referendum of the U.K.’s membership of the European Union.
In June 2016, the U.K. held a referendum in which voters approved an exit from the European Union (the "E.U."), commonly referred to as “Brexit.” As a result of the referendum, it is expected that the U.K. government will begin negotiating the terms of the U.K.’s future relationship with the E.U. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries. Additionally, when the U.K. exits from the E.U., we anticipate that there may be certain regulatory changes that may impact the regulatory regime under which we operate in both the U.K. and the E.U. The announcement of Brexit has resulted in significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. As described elsewhere in this 10-Q, we translate revenue denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported international revenue is reduced because foreign currencies translate into fewer U.S. dollars. The announcement of Brexit may also create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budget on our products. These and other changes, implications and consequences of the Brexit may adversely affect our business, results of operations and financial condition.
Item 6. Exhibits
(a) Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1
Third Amended and Restated Credit Agreement, dated as of June 23, 2016, among QVC, Inc. and zulily, llc, as Borrowers, JPMorgan Chase Bank, N.A., as Lead Arranger, Lead Bookrunner and Administrative Agent and the parties named therein as Lenders, Co-Bookrunners, Co-Syndication Agents and Co-Documentation Agents (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55409) as filed on June 28, 2016).

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
QVC, Inc.

Date: August 8, 2016	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2016	By:/s/ THADDEUS J. JASTRZEBSKI
Thaddeus J. Jastrzebski
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1
Third Amended and Restated Credit Agreement, dated as of June 23, 2016, among QVC, Inc. and zulily, llc, as Borrowers, JPMorgan Chase Bank, N.A., as Lead Arranger, Lead Bookrunner and Administrative Agent and the parties named therein as Lenders, Co-Bookrunners, Co-Syndication Agents and Co-Documentation Agents (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55409) as filed on June 28, 2016).

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

II-4