Form 10-Q
period 2016-09-30
QVC INC
filed 2016-11-08
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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

QVC, Inc.
2016 QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(in millions, except share amounts)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$319	327
Restricted cash	11	11
Accounts receivable, less allowance for doubtful accounts of $90 at September 30, 2016 and $86 at December 31, 2015	794	1,370
Inventories	1,123	929
Prepaid expenses and other current assets	50	42
Total current assets	2,297	2,679
Property and equipment, net of accumulated depreciation of $1,045 at September 30, 2016 and $941 at December 31, 2015	1,087	1,002
Cable and satellite television distribution rights, net	205	339
Goodwill	5,069	5,035
Other intangible assets, net	2,793	2,936
Other noncurrent assets	87	67
Total assets	$11,538	12,058
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$13	9
Accounts payable-trade	637	658
Accrued liabilities	626	872
Total current liabilities	1,276	1,539
Long-term portion of debt and capital lease obligations	5,254	5,393
Deferred income taxes	750	827
Other long-term liabilities	153	181
Total liabilities	7,433	7,940
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	6,842	6,827
Accumulated deficit	(2,740)	(2,669)
Accumulated other comprehensive loss	(122)	(140)
Total QVC, Inc. stockholder's equity	3,980	4,018
Noncontrolling interest	125	100
Total equity	4,105	4,118
Total liabilities and equity	$11,538	12,058

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Net revenue	$1,948	2,007	6,024	5,943
Cost of goods sold	1,251	1,266	3,816	3,721
Gross profit	697	741	2,208	2,222
Operating expenses:
Operating	140	144	428	424
Selling, general and administrative, including stock-based compensation	172	176	533	536
Depreciation	38	33	103	101
Amortization	116	108	345	341
	466	461	1,409	1,402
Operating income	231	280	799	820
Other (expense) income:
Equity in losses of investee	(2)	(3)	(4)	(7)
Interest expense, net	(52)	(49)	(159)	(158)
Foreign currency gain	5	12	27	11
Loss on extinguishment of debt	—	—	—	(21)
	(49)	(40)	(136)	(175)
Income before income taxes	182	240	663	645
Income tax expense	(66)	(86)	(244)	(243)
Net income	116	154	419	402
Less net income attributable to the noncontrolling interest	(9)	(8)	(28)	(25)
Net income attributable to QVC, Inc. stockholder	$107	146	391	377

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Net income	$116	154	419	402
Foreign currency translation adjustments, net of tax	(3)	3	36	(77)
Total comprehensive income	113	157	455	325
Comprehensive income attributable to noncontrolling interest	(11)	(11)	(46)	(25)
Comprehensive income attributable to QVC, Inc. stockholder	$102	146	409	300

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
(in millions)	2016	2015
Operating activities:
Net income	$419	402
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of investee	4	7
Deferred income taxes	(68)	(78)
Foreign currency gain	(27)	(11)
Depreciation	103	101
Amortization	345	341
Noncash interest	5	6
Loss on extinguishment of debt	—	21
Stock-based compensation	24	24
Change in other long-term liabilities	—	17
Effects of changes in working capital items	44	(37)
Net cash provided by operating activities	849	793
Investing activities:
Capital expenditures	(140)	(132)
Expenditures for cable and satellite television distribution rights	(8)	(48)
Changes in other noncurrent assets	(2)	(1)
Other investing activities	(3)	2
Net cash used in investing activities	(153)	(179)
Financing activities:
Principal payments of debt and capital lease obligations	(1,300)	(1,565)
Principal borrowings of debt from senior secured credit facility	1,048	1,470
Payment of debt origination fees	(2)	(3)
Payment of bond premium fees	—	(18)
Dividends paid to Liberty	(427)	(444)
Dividends paid to noncontrolling interest	(21)	(20)
Other financing activities	(9)	(14)
Net cash used in financing activities	(711)	(594)
Effect of foreign exchange rate changes on cash and cash equivalents	7	(4)
Net (decrease) increase in cash and cash equivalents	(8)	16
Cash and cash equivalents, beginning of period	327	347
Cash and cash equivalents, end of period	$319	363
Effects of changes in working capital items:
Decrease in accounts receivable	$583	319
Increase in inventories	(192)	(298)
Increase in prepaid expenses and other current assets	(14)	(5)
(Decrease) increase in accounts payable-trade	(40)	84
Decrease in accrued liabilities and other	(293)	(137)
Effects of changes in working capital items	$44	(37)

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statement of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2015	1	$—	6,827	(2,669)	(140)	100	4,118
Net income	—	—	—	391	—	28	419
Foreign currency translation adjustments, net of tax	—	—	—	—	18	18	36
Dividends paid to Liberty and noncontrolling interest and other	—	—	—	(427)	—	(21)	(448)
Impact of tax liability allocation and indemnification agreement with Liberty	—	—	—	(35)	—	—	(35)
Withholding taxes on net share settlements of stock-based compensation	—	—	(9)	—	—	—	(9)
Stock-based compensation	—	—	24	—	—	—	24
Balance, September 30, 2016	1	$—	6,842	(2,740)	(122)	125	4,105

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
In Germany, QVC distributes its program 24 hours per day with 17 hours of live programming. In Japan, QVC distributes live programming 24 hours per day. In the U.K., QVC distributes its program 24 hours per day with 16 hours of live programming. In Italy, QVC distributes programming live for 17 hours per day on satellite and digital terrestrial television and an additional seven hours per day of recorded programming on satellite and seven hours per day of general interest programming on digital terrestrial television. On weekdays, QVC distributes shopping programming in France live for eight hours per day, and distributes an additional 14 hours per day of recorded programming and two hours per day of general interest programming. On weekends, QVC distributes shopping programming in France live for 12 hours per day, and distributes an additional 10 hours per day of recorded programming and two hours per day of general interest programming.
Historically, QVC reported its results on a country-by-country basis. During the year ended December 31, 2015, QVC began reporting its results based on two operating segments: QVC-US, which is comprised of our U.S. operations and QVC-International, which is comprised of our international operations in Germany, Japan, the U.K., Italy and France. Refer to note 11 for additional information.
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the nine months ended September 30, 2016 and 2015, QVC-Japan paid dividends to Mitsui of $21 million and $20 million, respectively.
The Company also has a joint venture with CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR''). The Company owns a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS operates a retail business in China through a shopping television channel with an associated website. Live programming is distributed 15 hours per day and recorded programming is distributed for nine hours per day. This joint venture is accounted for as an equity method investment recorded as equity in losses of investee in the condensed consolidated statements of operations.
The Company is an indirect wholly owned subsidiary of Liberty Interactive Corporation ("Liberty"), which owns interests in a broad range of digital commerce businesses. The QVC Group common stock (Nasdaq: QVCA and QVCB), tracks the economic performance, assets and liabilities of the QVC Group. The QVC Group tracks the Company, zulily, llc (as of October 1, 2015) and Liberty's 38% equity interest in HSN, Inc., one of the Company's two closest televised shopping competitors, along with cash and certain liabilities. The QVC Group does not represent a separate legal entity; rather, it represents those businesses, assets and liabilities that are attributed to that group.
On October 1, 2015, Liberty acquired all of the outstanding shares of zulily, inc. ("zulily") (now known as zulily, llc) and QVC declared and paid a dividend to Liberty in the amount of $910 million with funds drawn from the Company’s credit facility to support Liberty’s purchase. zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. zulily is attributed to the QVC Group and the Company believes that its business is complementary to the Company. zulily is not part of the results of operations or financial position of QVC presented in these condensed consolidated financial statements. During the nine months ended September 30, 2016, QVC and zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. The gross value of these transactions totaled less than $11 million, which did not have a material impact on QVC's financial position, results of operations, or liquidity.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Additionally, on June 23, 2016, QVC amended and restated its senior secured credit facility (the "Third Amended and Restated Credit Agreement") increasing the revolving credit facility from $2.25 billion to $2.65 billion as explained further in note 6. The Third Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or zulily. Under the terms of the Third Amended and Restated Credit Agreement, QVC and zulily are jointly and severally liable for all amounts borrowed on the $400 million tranche. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of zulily. As of September 30, 2016, there was $55 million borrowed by zulily on the $400 million tranche of the senior secured credit facility, none of which the Company expects to repay on behalf of zulily.
QVC engages with CommerceHub, Inc. ("CommerceHub"), which was an approximately 99% owned subsidiary of Liberty prior to the completion of its spinoff from Liberty in July 2016, to handle communications between QVC and certain of its vendors for drop ship sales and returns. CommerceHub is not part of the results of operations or financial position of QVC presented in these condensed consolidated financial statements. During each of the nine months ended September 30, 2016, and 2015, QVC paid CommerceHub for the related services totaling less than $2 million, which did not have a material impact on QVC's financial position, results of operations, or liquidity. As of July 22, 2016, Liberty completed the spin-off of CommerceHub. As a result, Liberty and CommerceHub are now separate publicly traded companies.

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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 with early adoption permitted. The Company adopted this guidance in the third quarter of 2016. In accordance with the new guidance, excess tax benefits and tax deficiencies are recognized as income tax benefit or expense rather than as additional paid-in capital. The Company has elected to recognize forfeitures as they occur rather than continue to estimate expected forfeitures which resulted in an inconsequential effect to the condensed consolidated statement of operations for the nine months ended September 30, 2016. In addition, pursuant to the new guidance, excess tax benefits are classified as an operating activity on the condensed consolidated statements of cash flows. The recognition of excess tax benefits and deficiencies are applied prospectively from January 1, 2016. The presentation changes for excess tax benefits have been applied retrospectively in the condensed consolidated statements of cash flows resulting in $6 million of excess tax benefits for the nine months ended September 30, 2016 reclassified from cash flows from financing activities to cash flows from operating activities. Refer to the reclassification section below for additional detail of the adoption of this guidance.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues to reduce the diversity in practice for appropriate classification on the statement of cash flows. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The Company does not expect the adoption will have a material effect on the condensed consolidated financial statements.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

In October 2016, the FASB issued ASU No. 2016-16, Income taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize at the transaction date the income tax consequences of intercompany asset transfers. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
Reclassifications
Certain prior period amounts have been reclassified to conform with current period presentation.
For the three and nine month periods ended September 30, 2015 the Company has reclassified costs of $30 million and $93 million, respectively, on the condensed consolidated statements of operations from operating to selling, general and administrative, including stock-based compensation due to continued convergence of broadcast and e-commerce operations which included programming, broadcasting, personnel and production costs.
For the three and nine month periods ended September 30, 2015 the Company has reclassified certain prior period amounts relating to the QVC-International segment disclosure to conform with the current period presentation. Refer to note 11 for additional information.
For the nine months ended September 30, 2015 the Company has reclassified excess tax benefit from stock-based compensation of approximately $13 million on the condensed consolidated statements of cash flows from other financing activities to accrued liabilities and other in relation to the adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.
(2) Cable and Satellite Television Distribution Rights, Net
Cable and satellite television distribution rights consisted of the following:

(in millions)	September 30, 2016	December 31, 2015
Cable and satellite television distribution rights	$2,277	2,259
Less accumulated amortization	(2,072)	(1,920)
Cable and satellite television distribution rights, net	$205	339
The Company recorded amortization expense of $47 million and $45 million for the three months ended September 30, 2016 and 2015, respectively, related to cable and satellite television distribution rights. For the nine months ended September 30, 2016 and 2015, amortization expense for cable and satellite television distribution rights was $143 million and $140 million, respectively.
As of September 30, 2016, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2016	$46
2017	125
2018	13
2019	9
2020	8
The decrease in future amortization expense in 2018 is primarily due to the end of affiliation agreement terms for contracts in place at the time of Liberty's acquisition of QVC in 2003.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(3) Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2016 were as follows:

(in millions)	QVC-U.S.	QVC-Germany	QVC-Japan	QVC-U.K.	QVC-Italy	Total
Balance as of December 31, 2015	$4,190	278	251	193	123	5,035
Exchange rate fluctuations	—	6	47	(23)	4	34
Balance as of September 30, 2016	$4,190	284	298	170	127	5,069
(4) Other Intangible Assets, Net
Other intangible assets consisted of the following:

	September 30, 2016			December 31, 2015
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$682	(490)	192	625	(418)	207
Affiliate and customer relationships	2,408	(2,242)	166	2,409	(2,115)	294
Debt origination fees	8	(1)	7	9	(2)	7
Trademarks (indefinite life)	2,428	—	2,428	2,428	—	2,428
	$5,526	(2,733)	2,793	5,471	(2,535)	2,936
The Company recorded amortization expense of $69 million and $63 million for the three months ended September 30, 2016 and 2015, respectively, related to other intangible assets. For the nine months ended September 30, 2016 and 2015, amortization expense for other intangible assets was $202 million and $201 million, respectively.
As of September 30, 2016, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2016	$71
2017	202
2018	72
2019	16
2020	4
The decrease in future amortization expense in 2018 is primarily due to the end of the useful lives of the affiliate and customer relationships in place at the time of Liberty's acquisition of QVC in 2003.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(5) Accrued Liabilities
Accrued liabilities consisted of the following:

(in millions)	September 30, 2016	December 31, 2015
Accounts payable non-trade	$188	240
Accrued compensation and benefits	99	116
Deferred revenue	79	83
Allowance for sales returns	73	106
Income taxes	55	116
Sales and other taxes	41	79
Accrued interest	41	58
Other	50	74
	$626	872
(6) Long-Term Debt
Long-term debt consisted of the following:

(in millions)	September 30, 2016	December 31, 2015
3.125% Senior Secured Notes due 2019, net of original issue discount	$399	399
5.125% Senior Secured Notes due 2022	500	500
4.375% Senior Secured Notes due 2023, net of original issue discount	750	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	600
4.45% Senior Secured Notes due 2025, net of original issue discount	599	599
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
Senior secured credit facility	1,570	1,815
Capital lease obligations	74	72
Build to suit lease obligation (1)	104	—
Less debt issuance costs, net	(28)	(32)
Total debt	5,267	5,402
Less current portion	(13)	(9)
Long-term portion of debt and capital lease obligations	$5,254	5,393
(1) At December 31, 2015, the build to suit lease liability (note 7) was presented in other long term liabilities.
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and certain of its subsidiaries and have equal priority to the senior secured credit facility. The interest on all of QVC's senior secured notes is payable semi-annually.
On April 15, 2015, QVC completed the redemption of $500 million principal amount of its 7.375% Senior Secured Notes due 2020, whereby holders received consideration of $1,036.88 for each $1,000 of principal tendered. As a result of the redemption, the Company recorded an extinguishment loss in the condensed consolidated statements of operations of $21 million for the nine month period ended September 30, 2015.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Senior Secured Credit Facility
On June 23, 2016, QVC entered into a third amended and restated senior secured credit agreement with zulily as borrowers (collectively, the “Borrowers”) which is a multi-currency facility that provides for a $2.65 billion revolving credit facility with a $300 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Third Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by the Company or zulily with an additional $50 million sub-limit for standby letters of credit. The remaining $2.25 billion may be borrowed only by the Company. Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.75% depending on the Borrowers’ combined ratio of Consolidated Total Debt to Consolidated EBITDA (the “Consolidated Leverage Ratio”). Borrowings that are LIBOR loans will bear interest at a per annum rate equal to the applicable LIBOR plus a margin that varies between 1.25% and 1.75% depending on the Consolidated Leverage Ratio. Because the calculation of the Consolidated Leverage Ratio was revised to include zulily, the effective interest rate margins, on the date that the Third Amended and Restated Credit Agreement was entered into, decreased from the interest rate margins under the previous bank credit facility. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if zulily ceases to be controlled by Liberty Interactive Corporation, all of its loans must be repaid and its letters of credit cash collateralized. Any amounts prepaid on the revolving facility may be reborrowed. Payment of loans may be accelerated following certain customary events of default. The senior secured credit facility is secured by the capital stock of QVC.

QVC had $1,024.8 million available under the terms of the senior secured credit facility at September 30, 2016, including the portion available under the $400 million tranche that zulily may also borrow on. The interest rate on the senior secured credit facility was 1.9% at September 30, 2016.
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
Other Debt Related Information
QVC was in compliance with all of its debt covenants at September 30, 2016.
During the quarter, there were no significant changes to QVC's debt credit ratings.
The weighted average rate applicable to all of the outstanding debt (excluding capital leases) prior to amortization of bond discounts and related debt issuance costs was 3.8% as of September 30, 2016.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(7) Leases and Transponder Service Arrangements
Future minimum payments under noncancelable operating leases and capital transponder leases with initial terms of one year or more and the lease related to the Company's west coast distribution center (build to suit lease) at September 30, 2016 consisted of the following:

(in millions)	Capital transponders	Operating leases	Build to suit lease
Remainder of 2016	$3	5	—
2017	12	20	5
2018	15	17	6
2019	15	14	6
2020	11	10	6
Thereafter	23	80	73
Total	$79	146	96
The Company has entered into thirteen separate capital lease agreements with transponder suppliers to transmit its signals in the U.S., Germany and France at an aggregate monthly cost of $1 million. Depreciation expense related to the transponders was $3 million for both three months ended September 30, 2016 and 2015. For the nine months ended September 30, 2016 and 2015, depreciation expense related to the transponders was $8 million and $10 million, respectively. Total future minimum capital lease payments of $79 million include $5 million of imputed interest. The transponder service agreements for our U.S. transponders expire between 2019 and 2023. The transponder service agreements for our international transponders expire between 2019 and 2024.
Expenses for operating leases, principally for data processing equipment, facilities, satellite uplink service agreements and the west coast distribution center land, amounted to $6 million and $7 million for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, expenses for operating leases were $18 million and $19 million, respectively.
On July 2, 2015, QVC entered into a lease (the “Lease”) for a west coast distribution center. Pursuant to the Lease, the landlord built an approximately one million square foot rental building in Ontario, California (the “Premises”), and thereafter leased the Premises to QVC as its new west coast distribution center for an initial term of 15 years. Under the Lease, QVC is required to pay an initial base rent of approximately $6 million per year, increasing to approximately $8 million per year by the final year of the initial term, as well as all real estate taxes and other building operating costs. QVC also has an option to extend the term of the Lease for up to two consecutive terms of 10 years each.
QVC has the right to purchase the Premises and related land from the landlord by entering into an amended and restated agreement at any time during the twenty-fifth or twenty-sixth months of the Lease's initial term with a $10 million initial payment and annual payments of $12 million over a term of 13 years.
The Company concluded that it was the deemed owner (for accounting purposes only) of the Premises during the construction period under build to suit lease accounting. Building construction began in July of 2015. During the construction period, the Company recorded estimated project construction costs incurred by the landlord as a projects in progress asset and a corresponding long-term liability in “Property and equipment, net” and “Other long-term liabilities,” respectively, on its consolidated balance sheet. In addition, the Company paid for normal tenant improvements and certain structural improvements and recorded these amounts as part of the projects in progress asset. Upon completion of construction, the long-term liability was reclassified to debt. As of September 30, 2016 the liability related to the west coast distribution center was approximately $104 million of which $87 million was incurred during the nine months ended September 30, 2016.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

On August 29, 2016, the west coast distribution center was officially opened. The Company evaluated whether the Lease met the criteria for "sale-leaseback" treatment under U.S. GAAP and concluded that it did not. Therefore, the Company will treat the Lease as a financing obligation and lease payments will be attributed to: (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense representing an imputed cost to lease the underlying land of the Premises. In addition, the building asset will be depreciated over its estimated useful life of 20 years. Although the Company will not begin making monthly lease payments pursuant to the Lease until February 2017, the portion of the lease obligations allocated to the land is being treated for accounting purposes as an operating lease that commenced in 2015. If the Company does not exercise its right to purchase the Premises and related land, the Company will derecognize both the net book values of the asset and the financing obligation at the conclusion of the lease term.
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
For the three months ended September 30, 2016, the Company recorded a tax provision of $66 million, which represented an effective tax rate of 36.3%. For the nine months ended September 30, 2016 the Company recorded a tax provision of $244 million, which represented an effective tax rate of 36.8%. These rates differ from the U.S. federal income tax rate of 35.0% due primarily to state tax expense.
QVC is party to ongoing discussions with the Internal Revenue Service under the Compliance Assurance Process audit program. The Company files Federal tax returns on a consolidated basis with its parent company, Liberty. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of September 30, 2016, the Company, or one of its subsidiaries, was under examination in California, New York City, and Pennsylvania as well as in Germany and the U.K. The Company has received assessments related to an examination in Germany. The Company believes that any amounts ultimately paid in connection with the assessments will be creditable against its U.S. federal tax liability.
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
The amounts of the tax-related balances due to Liberty at September 30, 2016 and December 31, 2015 were $13 million and $71 million, respectively, and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.

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
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at September 30, 2016 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$125	125	—	—
Net Investment hedge	1	—	1	—
Long-term liabilities:
Debt (note 6)	5,159	—	5,159	—

		Fair value measurements at December 31, 2015 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$218	218	—	—
Net investment hedge	3	—	3	—
Long-term liabilities:
Debt (note 6)	5,189	—	5,189	—
The majority of the Company's Level 2 financial liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in U.S. GAAP. Accordingly, the financial instruments are reported in the foregoing tables as Level 2 fair value instruments.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

QVC entered into a Euro 500 million basis swap as a hedge of a net investment in a foreign subsidiary during the fourth quarter of 2015 and the underlying derivative matured on March 15, 2016. The purpose of this hedge was to protect QVC's investment in the foreign subsidiary against the variability of the U.S. dollar and Euro exchange rate. The Company entered into a similar hedge of the same net investment in a foreign subsidiary effective March 15, 2016 which subsequently matured on September 15, 2016. Effective September 15, 2016, the Company entered into a foreign exchange forward contract with the same purpose as the previous hedges. The forward contract entails QVC's sale of Euro 500 million at a forward rate which matures on December 19, 2016. The gain or loss is and will be recognized in other comprehensive income and is classified as Level 2 in the table above. No amount of the gain or loss has been reclassified into earnings as of the balance sheet date.
On June 15, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in gain on financial instruments in the accompanying condensed consolidated statements of operations. At September 30, 2016, the fair value of the swap instrument was in a net asset position of less than $1 million which was included in other noncurrent assets.
(11) Information about QVC's Operating Segments
During the year ended December 31, 2015, QVC began reporting its results based on two operating segments: QVC-U.S. and QVC-International, as a result of the One Q Reorganization Plan ("One Q"). The One Q organizational structure is intended to allow the Company to better leverage its global scale and capabilities, to enhance its competitive position and to create operational efficiencies. Beginning in the first quarter of 2016, QVC began allocating certain additional corporate costs for management reporting purposes, which were historically included in its QVC-U.S. segment, to the QVC-International segment. These management cost allocations are related to certain functions such as merchandising, commerce platforms, information technology, human resources, legal, finance, brand and communications, corporate development and administration that support all of QVC’s operations. For the three and nine months ended September 30, 2016, these costs totaled approximately $8 million and $24 million, respectively.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Performance measures

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QVC-U.S.	$1,338	308	1,420	333	4,173	997	4,168	988
QVC-International	610	85	587	97	1,851	274	1,775	298
Consolidated QVC	$1,948	393	2,007	430	6,024	1,271	5,943	1,286
Net revenue amounts by product category are not available from our general purpose financial statements.
Other information

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QVC-U.S.	$22	103	15	97	55	308	47	303
QVC-International	16	13	18	11	48	37	54	38
Consolidated QVC	$38	116	33	108	103	345	101	341

	September 30, 2016		December 31, 2015
(in millions)	Total assets	Capital expenditures	Total assets	Capital expenditures
QVC-U.S.	$9,391	120	9,913	169
QVC-International	2,147	20	2,145	46
Consolidated QVC	$11,538	140	12,058	215
Long-lived assets, net of accumulated depreciation, by segment were as follows:

(in millions)	September 30, 2016	December 31, 2015
QVC-U.S.	$597	501
QVC-International	490	501
Consolidated QVC	$1,087	1,002
The following table provides a reconciliation of Adjusted OIBDA to income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Adjusted OIBDA	$393	430	1,271	1,286
Stock-based compensation	(8)	(9)	(24)	(24)
Depreciation and amortization	(154)	(141)	(448)	(442)
Equity in losses of investee	(2)	(3)	(4)	(7)
Interest expense, net	(52)	(49)	(159)	(158)
Foreign currency gain	5	12	27	11
Loss on extinguishment of debt	—	—	—	(21)
Income before income taxes	$182	240	663	645

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(12) Other Comprehensive Loss
The change in the component of accumulated other comprehensive loss, net of taxes ("AOCL"), is summarized as follows:

(in millions)	Foreign currency translation adjustments	AOCL
Balance at January 1, 2016	$(140)	(140)
Other comprehensive income attributable to QVC, Inc. stockholder	18	18
Balance at September 30, 2016	(122)	(122)

Balance at January 1, 2015	$(39)	(39)
Other comprehensive loss attributable to QVC, Inc. stockholder	(77)	(77)
Balance at September 30, 2015	(116)	(116)
The component of other comprehensive income is reflected in QVC's condensed consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive income:

(in millions)	Before-tax amount	Tax benefit	Net-of-tax amount
Three months ended September 30, 2016
Foreign currency translation adjustments	$(7)	4	(3)
Other comprehensive income	(7)	4	(3)

Three months ended September 30, 2015
Foreign currency translation adjustments	$(9)	12	3
Other comprehensive loss	(9)	12	3

Nine months ended September 30, 2016:
Foreign currency translation adjustments	$23	13	36
Other comprehensive loss	23	13	36

Nine months ended September 30, 2015:
Foreign currency translation adjustments	$(89)	12	(77)
Other comprehensive loss	(89)	12	(77)

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(13) Subsequent Event
Subsequent to September 30, 2016, QVC declared and paid a dividend to Liberty in the amount of $160 million.
As of October 31, 2016, zulily had $285 million outstanding on the shared tranche within the Third Amended and Restated Credit Agreement.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Balance Sheets

September 30, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$2	99	218	—	319
Restricted cash	9	—	2	—	11
Accounts receivable, net	564	—	230	—	794
Inventories	845	—	278	—	1,123
Prepaid expenses and other current assets	25	—	25	—	50
Total current assets	1,445	99	753	—	2,297
Property and equipment, net	318	65	704	—	1,087
Cable and satellite television distribution rights, net	—	181	24	—	205
Goodwill	4,190	—	879	—	5,069
Other intangible assets, net	716	2,049	28	—	2,793
Other noncurrent assets	6	—	81	—	87
Investments in subsidiaries	3,492	1,064	—	(4,556)	—
Total assets	$10,167	3,458	2,469	(4,556)	11,538
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$3	—	10	—	13
Accounts payable-trade	395	—	242	—	637
Accrued liabilities	8	183	435	—	626
Intercompany accounts payable (receivable)	479	(203)	(276)	—	—
Total current liabilities	885	(20)	411	—	1,276
Long-term portion of debt and capital lease obligations	5,105	—	149	—	5,254
Deferred income taxes	90	716	(56)	—	750
Other long-term liabilities	107	—	46		153
Total liabilities	6,187	696	550	—	7,433
Equity:
QVC, Inc. stockholder's equity	3,980	2,762	1,794	(4,556)	3,980
Noncontrolling interest	—	—	125	—	125
Total equity	3,980	2,762	1,919	(4,556)	4,105
Total liabilities and equity	$10,167	3,458	2,469	(4,556)	11,538

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Balance Sheets

December 31, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$—	112	215	—	327
Restricted cash	9	—	2	—	11
Accounts receivable, net	1,114	—	256	—	1,370
Inventories	714	—	215	—	929
Prepaid expenses and other current assets	18	—	24	—	42
Total current assets	1,855	112	712	—	2,679
Property and equipment, net	295	67	640	—	1,002
Cable and satellite television distribution rights, net	—	297	42	—	339
Goodwill	4,190	—	845	—	5,035
Other intangible assets, net	842	2,050	44	—	2,936
Other noncurrent assets	5	—	62	—	67
Investments in subsidiaries	3,569	2,687	—	(6,256)	—
Total assets	$10,756	5,213	2,345	(6,256)	12,058
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$3	—	6	—	9
Accounts payable-trade	396	—	262	—	658
Accrued liabilities	229	207	436	—	872
Intercompany accounts payable (receivable)	562	1,271	(1,833)	—	—
Total current liabilities	1,190	1,478	(1,129)	—	1,539
Long-term portion of debt and capital lease obligations	5,342	—	51	—	5,393
Deferred income taxes	94	744	(11)	—	827
Other long-term liabilities	112	—	69	—	181
Total liabilities	6,738	2,222	(1,020)	—	7,940
Equity:
QVC, Inc. stockholder's equity	4,018	2,991	3,265	(6,256)	4,018
Noncontrolling interest	—	—	100	—	100
Total equity	4,018	2,991	3,365	(6,256)	4,118
Total liabilities and equity	$10,756	5,213	2,345	(6,256)	12,058

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Three months ended September 30, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,369	224	662	(307)	1,948
Cost of goods sold	847	38	416	(50)	1,251
Gross profit	522	186	246	(257)	697
Operating expenses:
Operating	94	61	64	(79)	140
Selling, general and administrative, including stock-based compensation	246	—	104	(178)	172
Depreciation	16	1	21	—	38
Amortization	62	41	13	—	116
	418	103	202	(257)	466
Operating income	104	83	44	—	231
Other (expense) income:
Equity in losses of investee	—	—	(2)	—	(2)
Interest expense, net	(52)	—	—	—	(52)
Foreign currency gain	3	—	2	—	5
Intercompany interest (expense) income	—	—	—	—	—
	(49)	—	—	—	(49)
Income before income taxes	55	83	44	—	182
Income tax expense	(13)	(26)	(27)	—	(66)
Equity in earnings of subsidiaries, net of tax	74	24	—	(98)	—
Net income	116	81	17	(98)	116
Less net income attributable to the noncontrolling interest	(9)	—	(9)	9	(9)
Net income attributable to QVC, Inc. stockholder	$107	81	8	(89)	107

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Three months ended September 30, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,458	223	641	(315)	2,007
Cost of goods sold	905	27	385	(51)	1,266
Gross profit	553	196	256	(264)	741
Operating expenses:
Operating	81	63	72	(72)	144
Selling, general and administrative, including stock-based compensation	271	—	97	(192)	176
Depreciation	11	2	20	—	33
Amortization	56	40	12	—	108
	419	105	201	(264)	461
Operating income	134	91	55	—	280
Other (expense) income:
Equity in losses of investee	—	—	(3)	—	(3)
Interest expense, net	(50)	—	1	—	(49)
Foreign currency gain	4	7	1	—	12
Intercompany interest (expense) income	(1)	(21)	22	—	—
	(47)	(14)	21	—	(40)
Income before income taxes	87	77	76	—	240
Income tax expense	(23)	(25)	(38)	—	(86)
Equity in earnings of subsidiaries, net of tax	90	37	—	(127)	—
Net income	154	89	38	(127)	154
Less net income attributable to the noncontrolling interest	(8)	—	(8)	8	(8)
Net income attributable to QVC, Inc. stockholder	$146	89	30	(119)	146

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Nine months ended September 30, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$4,272	688	2,009	(945)	6,024
Cost of goods sold	2,594	116	1,245	(139)	3,816
Gross profit	1,678	572	764	(806)	2,208
Operating expenses:
Operating	296	180	204	(252)	428
Selling, general and administrative, including stock-based compensation	773	—	314	(554)	533
Depreciation	41	5	57	—	103
Amortization	182	125	38	—	345
	1,292	310	613	(806)	1,409
Operating income	386	262	151	—	799
Other (expense) income:
Equity in losses of investee	—	—	(4)	—	(4)
Interest expense, net	(159)	—	—	—	(159)
Foreign currency gain	12	—	15	—	27
Intercompany interest (expense) income	(1)	1	—	—	—
	(148)	1	11	—	(136)
Income before income taxes	238	263	162	—	663
Income tax expense	(75)	(85)	(84)	—	(244)
Equity in earnings of subsidiaries, net of tax	256	106	—	(362)	—
Net income	419	284	78	(362)	419
Less net income attributable to the noncontrolling interest	(28)	—	(28)	28	(28)
Net income attributable to QVC, Inc. stockholder	$391	284	50	(334)	391

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Nine months ended September 30, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$4,282	645	1,938	(922)	5,943
Cost of goods sold	2,632	75	1,153	(139)	3,721
Gross profit	1,650	570	785	(783)	2,222
Operating expenses:
Operating	253	181	214	(224)	424
Selling, general and administrative, including stock-based compensation	803	—	292	(559)	536
Depreciation	32	6	63	—	101
Amortization	175	121	45	—	341
	1,263	308	614	(783)	1,402
Operating income	387	262	171	—	820
Other (expense) income:
Equity in losses of investee	—	—	(7)	—	(7)
Interest expense, net	(157)	—	(1)	—	(158)
Foreign currency gain (loss)	12	(6)	5	—	11
Loss on extinguishment of debt	(21)	—	—	—	(21)
Intercompany interest (expense) income	(7)	(30)	37	—	—
	(173)	(36)	34	—	(175)
Income before income taxes	214	226	205	—	645
Income tax expense	(63)	(101)	(79)	—	(243)
Equity in earnings of subsidiaries, net of tax	251	145	—	(396)	—
Net income	402	270	126	(396)	402
Less net income attributable to the noncontrolling interest	(25)	—	(25)	25	(25)
Net income attributable to QVC, Inc. stockholder	$377	270	101	(371)	377

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

Three months ended September 30, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$116	81	17	(98)	116
Foreign currency translation adjustments	(3)	—	(3)	3	(3)
Total comprehensive income	113	81	14	(95)	113
Comprehensive income attributable to noncontrolling interest	(11)	—	(11)	11	(11)
Comprehensive income attributable to QVC, Inc. stockholder	$102	81	3	(84)	102
Condensed Consolidating Statements of Comprehensive Income

Three months ended September 30, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$154	89	38	(127)	154
Foreign currency translation adjustments	3	—	3	(3)	3
Total comprehensive income	157	89	41	(130)	157
Comprehensive income attributable to noncontrolling interest	(11)	—	(11)	11	(11)
Comprehensive income attributable to QVC, Inc. stockholder	$146	89	30	(119)	146
Condensed Consolidating Statements of Comprehensive Income

Nine months ended September 30, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$419	284	78	(362)	419
Foreign currency translation adjustments	36	—	36	(36)	36
Total comprehensive income	455	284	114	(398)	455
Comprehensive income attributable to noncontrolling interest	(46)	—	(46)	46	(46)
Comprehensive income attributable to QVC, Inc. stockholder	$409	284	68	(352)	409

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Cash Flows

Nine months ended September 30, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$586	256	7	—	849
Investing activities:
Capital expenditures	(113)	(3)	(24)	—	(140)
Expenditures for cable and satellite television distribution rights, net	—	(8)	—	—	(8)
Changes in other noncurrent assets	6	—	(8)	—	(2)
Other investing activities	(12)	—	9	—	(3)
Intercompany investing activities	432	137	—	(569)	—
Net cash provided by (used in) investing activities	313	126	(23)	(569)	(153)
Financing activities:
Principal payments of debt and capital lease obligations	(1,295)	—	(5)	—	(1,300)
Principal borrowings of debt from senior secured credit facility	1,048	—	—	—	1,048
Payment of debt origination fees	(2)	—	—	—	(2)
Dividends paid to Liberty	(427)	—	—	—	(427)
Dividends paid to noncontrolling interest	—	—	(21)	—	(21)
Other financing activities	(9)	—	—	—	(9)
Net short-term intercompany debt (repayments) borrowings	(83)	(1,474)	1,557	—	—
Other intercompany financing activities	(129)	1,079	(1,519)	569	—
Net cash (used in) provided by financing activities	(897)	(395)	12	569	(711)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	7	—	7
Net increase (decrease) in cash and cash equivalents	2	(13)	3	—	(8)
Cash and cash equivalents, beginning of period	—	112	215	—	327
Cash and cash equivalents, end of period	$2	99	218	—	319

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Cash Flows

Nine months ended September 30, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$359	152	282	—	793
Investing activities:
Capital expenditures	(90)	(6)	(36)	—	(132)
Expenditures for cable and satellite television distribution rights, net	—	(45)	(3)	—	(48)
Decrease (increase) in restricted cash	1	—	(1)	—	—
Other investing activities	2	—	—	—	2
Changes in other noncurrent assets	—	—	(1)	—	(1)
Intercompany investing activities	339	382	—	(721)	—
Net cash provided by (used in) investing activities	252	331	(41)	(721)	(179)
Financing activities:
Principal payments of debt and capital lease obligations	(1,560)	—	(5)	—	(1,565)
Principal borrowings of debt from senior secured credit facility	1,470	—	—	—	1,470
Payment of debt origination fees	(3)	—	—	—	(3)
Payment of bond premium fees	(18)	—	—	—	(18)
Dividends paid to Liberty	(444)	—	—	—	(444)
Dividends paid to noncontrolling interest	—	—	(20)	—	(20)
Other financing activities	(14)	—	—	—	(14)
Net short-term intercompany debt (repayments) borrowings	(884)	2,224	(1,340)	—	—
Other intercompany financing activities	837	(2,695)	1,137	721	—
Net cash used in financing activities	(616)	(471)	(228)	721	(594)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(4)	—	(4)
Net (decrease) increase in cash and cash equivalents	(5)	12	9	—	16
Cash and cash equivalents, beginning of period	2	123	222	—	347
Cash and cash equivalents, end of period	$(3)	135	231	—	363

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

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as well as Part II, Item 1A of our Quarterly Report for the quarter ended June 30, 2016. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
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
In Germany, QVC distributes its program 24 hours per day with 17 hours of live programming. In Japan, QVC distributes live programming 24 hours per day. In the U.K., QVC distributes its program 24 hours per day with 16 hours of live programming. In Italy, QVC distributes programming live for 17 hours per day on satellite and digital terrestrial television and an additional seven hours per day of recorded programming on satellite and seven hours per day of general interest programming on digital terrestrial television. On weekdays, QVC distributes shopping programming in France live for eight hours per day, and distributes an additional 14 hours per day of recorded programming and two hours per day of general interest programming. On weekends, QVC distributes shopping programming in France live for 12 hours per day, and distributes an additional 10 hours per day of recorded programming and two hours per day of general interest programming.
During the year ended December 31, 2015, QVC began reporting its results based on two operating segments: QVC-U.S. and QVC-International, as a result of the One Q Reorganization Plan ("One Q"). The One Q organizational structure is intended to allow the Company to better leverage its global scale and capabilities, to enhance its competitive position and to create operational efficiencies. Beginning in the first quarter of 2016, QVC began allocating certain additional corporate costs for management reporting purposes, which were historically included in its QVC-U.S. segment, to the QVC-International segment. These management cost allocations are related to certain functions such as merchandising, commerce platforms, information technology, human resources, legal, finance, brand and communications, corporate development and administration that support all of QVC’s operations. For the three and nine months ended September 30, 2016, these costs totaled approximately $8 million and $24 million, respectively.
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the nine months ended September 30, 2016 and 2015, QVC-Japan paid dividends to Mitsui of $21 million and $20 million, respectively.
The Company also has a joint venture with CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR''). The Company owns a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS operates a retail business in China through a shopping television channel with an associated website. Live programming is distributed 15 hours per day and recorded programming is distributed nine hours per day. This joint venture is accounted for as an equity method investment recorded as equity in losses of investee in the condensed consolidated statements of operations.

The Company is an indirect wholly owned subsidiary of Liberty Interactive Corporation ("Liberty"), which owns interests in a broad range of digital commerce businesses. The QVC Group common stock (Nasdaq: QVCA and QVCB), tracks the economic performance, assets and liabilities of the QVC Group. The QVC Group tracks the Company, zulily, llc (as of October 1, 2015) and Liberty's 38% equity interest in HSN, Inc., one of the Company's two closest televised shopping competitors, along with cash and certain liabilities. The QVC Group does not represent a separate legal entity; rather, it represents those businesses, assets and liabilities that are attributed to that group.
On October 1, 2015, Liberty acquired all of the outstanding shares of zulily, inc. ("zulily") (now known as zulily, llc) and QVC declared and paid a dividend to Liberty in the amount of $910 million with funds drawn from the Company’s credit facility to support Liberty’s purchase. zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. zulily is attributed to the QVC Group and the Company believes that its business is complementary to the Company. zulily is not part of the results of operations or financial position of QVC presented in the accompanying condensed consolidated financial statements. During the nine months ended September 30, 2016, QVC and zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. The gross value of these transactions totaled less than $11 million, which did not have a material impact on QVC's financial position, results of operations, or liquidity.
QVC engages with CommerceHub, Inc. ("CommerceHub"), which was an approximately 99% owned subsidiary of Liberty prior to the completion of its spinoff from Liberty in July 2016, to handle communications between QVC and certain of its vendors for drop ship sales and returns. CommerceHub is not part of the results of operations or financial position of QVC presented in these condensed consolidated financial statements. During each of the nine months ended September 30, 2016, and 2015, QVC paid CommerceHub for the related services totaling less than $2 million, which did not have a material impact on QVC's financial position, results of operations, or liquidity. As of July 22, 2016, Liberty completed the spin-off of CommerceHub. As a result, Liberty and CommerceHub are now separate publicly traded companies.
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
Results of Operations
QVC's operating results were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Net revenue	$1,948	2,007	6,024	5,943
Costs of goods sold	1,251	1,266	3,816	3,721
Gross profit	697	741	2,208	2,222
Operating expenses:
Operating	140	144	428	424
Selling, general and administrative, excluding stock-based compensation	164	167	509	512
Adjusted OIBDA	393	430	1,271	1,286
Stock-based compensation	8	9	24	24
Depreciation	38	33	103	101
Amortization	116	108	345	341
Operating income	231	280	799	820
Other (expense) income:
Equity in losses of investee	(2)	(3)	(4)	(7)
Interest expense, net	(52)	(49)	(159)	(158)
Foreign currency gain	5	12	27	11
Loss on extinguishment of debt	—	—	—	(21)
	(49)	(40)	(136)	(175)
Income before income taxes	182	240	663	645
Income tax expense	(66)	(86)	(244)	(243)
Net income	116	154	419	402
Less net income attributable to the noncontrolling interest	(9)	(8)	(28)	(25)
Net income attributable to QVC, Inc. stockholder	$107	146	391	377
Net revenue
Net revenue by segment was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
QVC-U.S.	$1,338	1,420	4,173	4,168
QVC-International	610	587	1,851	1,775
Consolidated QVC	$1,948	2,007	6,024	5,943

QVC's consolidated net revenue decreased 2.9% and increased 1.4% for the three and nine months ended September 30, 2016 as compared to the corresponding periods in the prior year. The three month decrease in net revenue of $59 million was primarily due to a 4.9% decrease in average selling price per unit ("ASP") attributing $111 million, a $8 million decrease in shipping and handling revenue and a $3 million decrease due to a decrease in units sold. The decrease was partially offset by a decrease of $50 million in estimated product returns and $13 million in favorable foreign currency rates primarily in Japan which was slightly offset by unfavorable foreign currency rates in the U.K. The nine month increase in net revenue of $81 million was primarily comprised of $203 million due to a 3.0% increase in units sold, a $68 million decrease in estimated product returns, $23 million in favorable foreign currency rates in Japan which was slightly offset by unfavorable foreign currency rates in the U.K and a $5 million increase related to product sales with zulily. The increase was partially offset by $207 million due to a 3.0% decrease in ASP and a $14 million decrease in shipping and handling revenue.
During the three and nine months ended September 30, 2016 and 2015, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected. Our product margins in the U.K. are under pressure due to the rapid devaluation of the U.K. Pound Sterling which we will try to offset this as much as possible through pricing and vendor negotiations.
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
The percentage change in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended September 30, 2016			Nine months ended September 30, 2016
	U.S. Dollars	Foreign Currency Exchange Impact	Constant currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant currency
QVC-U.S.	(5.8)%	—%	(5.8)%	0.1%	—%	0.1%
QVC-International	3.9%	2.1%	1.8%	4.3%	1.3%	3.0%
QVC-U.S. net revenue decline for the three months ended September 30, 2016 was primarily due to a 6.7% decrease in ASP, a 1.4% decrease in units shipped and a 6.6% decrease in net shipping and handling revenue. The decline was offset by favorable impact in estimated product returns of $50 million and $3 million of product sales with zulily. QVC-US experienced shipped sales decline in electronics, beauty, jewelry and accessories offset by increases in home and apparel. The decrease in estimated product returns was primarily due to a decrease in sales and an overall lower return rate primarily in accessories, apparel and jewelry. For the nine months ended September 30, 2016, QVC-U.S. net revenue growth was primarily due to a 3.0% increase in units shipped and a favorable impact in estimated product returns. The increases were partially offset by a 4.2% decrease in ASP and a 4.5% decrease in net shipping and handling revenue. QVC-US experienced shipped sales growth in apparel, home and accessories offset by decreases in jewelry, electronics and beauty. The decrease in estimated product returns was primarily due to a decrease in the return rate and net adjustments to prior period estimates based on lower actual experience. For the three and nine months ended September 30, 2016, net shipping and handling revenue decreased in the U.S. primarily due to the decrease in shipping and handling rates per unit from promotional offers.
Beginning in early June, QVC-U.S. sales began to experience significant headwinds, which have continued. Since early October, sales declines have moderated into the low to mid single digits, as compared to the corresponding prior year period. We have developed and are implementing a number of strategies and initiatives intended to reverse the negative trends and we are optimistic, although there is no guarantee, that these actions will have a positive effect.

QVC-International net revenue growth in constant currency for the three and nine months ended September 30, 2016 was primarily due to a 2.1% and 3.0% increase, respectively, in units shipped mainly in the U.K., Germany and Italy, and specifically for the nine months ended September 30, 2016, the increase was slightly offset by Japan. For the three months ended September 30, 2016, QVC-International experienced shipped sales growth in beauty, accessories and electronics offset by decreases in apparel and jewelry, and for the nine months ended September 30, 2016, QVC-International experienced shipped sales growth in all categories except jewelry and apparel. For the nine months ended September 30, 2016, the net revenue increase was partially offset by an increase in estimated product returns primarily in Germany and the U.K. mainly due to an increase in units shipped.
Gross profit
QVC's gross profit percentage was 35.8% and 36.7% for the three and nine months ended September 30, 2016, respectively, compared to 36.9% and 37.4% for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2016, the gross profit percentage decreased primarily due to a decrease in product margins. For the nine months ended September 30, 2016, the decrease was also attributable to higher freight costs. The decrease was partially offset by a favorable inventory obsolescence provision in both periods in the U.S. For the nine months ended September 30, 2016, the QVC-International decrease in product margins was partially offset by improved product margins in Japan.
Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses decreased $4 million or 2.8% and increased $4 million or 0.9% for the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015, respectively.
For the three months ended September 30, 2016, operating expenses decreased primarily due to a $2 million decrease in customer service expenses and a $1 million decrease in both credit card fees and commissions partially offset by $2 million in unfavorable foreign currency rates mainly in Japan offset partially by the U.K. The decrease in customer service expense was mainly due to a decrease in calls handled internationally. The decrease in credit card fees was primarily due to the decrease in sales for the period in the U.S. The decrease in commissions expense was primarily due to the decrease in sales on commission in the U.S. partially offset by increased carriage in Japan and the U.K.
For the nine months ended September 30, 2016, operating expenses increased primarily due to $3 million in unfavorable foreign currency rates mainly in Japan offset partially by the U.K. and a $3 million increase in commissions. The increase in commissions expense was primarily due to increased carriage in Japan and the U.K.
Selling, general and administrative expenses (excluding stock-based compensation)
QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, production costs, credit card income, marketing and advertising expenses. Such expenses decreased $3 million for both the three and nine months ended September 30, 2016. SG&A expenses increased from 8.3% to 8.4% and decreased from 8.6% to 8.4%, as a percentage of net revenue, as compared to the three and nine month periods ended September 30, 2015, respectively, as a result of a variety of reasons.
For the three months ended September 30, 2016, the decrease was primarily due to reduced personnel costs of approximately $12 million and an increase of credit card income of $2 million which was partially offset by increases in software expense of $4 million, marketing expense of $3 million, external services of $3 million and approximately $1 million in unfavorable foreign currency rates mainly in Japan partially offset by the U.K. The decrease in personnel costs was primarily due to a decrease in bonus of $14 million and benefits of $7 million which was partially offset by severance of approximately $9 million mostly in the U.S. Credit card income increased primarily due to more favorable economics of the Q Card portfolio in the U.S. The increase in software expense was mostly due to software licensing and software maintenance. Marketing expense increased primarily due to cancellation costs related to discontinuing the naming rights to the Chiba Marine Stadium in Japan. The increase in external services was primarily due to internal control enhancements and the establishment of a global business service center.

For the nine months ended September 30, 2016, the decrease was primarily due to reduced personnel costs of $40 million and an increase in credit card income of $4 million which was offset partially by increases in bad debt expense of $20 million, software expense of $7 million, $6 million for both external services and marketing expense and approximately $2 million in unfavorable foreign currency rates mainly in Japan offset partially by the U.K. The decrease in personnel costs was primarily due to a decrease in bonuses of $30 million and wages and benefits of $11 million mostly in the U.S. The increase in bad debt expense was primarily related to an increase in Easy-Pay sales penetration and higher default rates experienced related to the Easy-Pay program in the U.S. The increase in software expense was mainly due to an increase in software licensing and software maintenance. The increase in external services was primarily due to internal control enhancements, outside legal services and the establishment of a global business service center. Marketing expense increased primarily due to cancellation costs related to discontinuing the naming rights to the Chiba Marine Stadium in Japan and France launch marketing expenses.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock granted for shares of Liberty's tracking stock to certain officers and employees. QVC recorded $8 million and $9 million of stock-based compensation expense for the three months ended September 30, 2016 and 2015, respectively, and $24 million of stock-based compensation expense for each of the nine months ended September 30, 2016 and 2015, respectively.
Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Affiliate agreements	$37	36	110	109
Customer relationships	43	43	128	128
Acquisition related amortization	80	79	238	237
Property and equipment	38	33	103	101
Software amortization	26	19	73	72
Channel placement amortization and related expenses	10	10	34	32
Total depreciation and amortization	$154	141	448	442
For the three and nine months ended September 30, 2016, total depreciation and amortization increased primarily due to expense related to the additions at the west coast distribution center.
Equity in losses of investee
The losses were associated with our joint venture in China that is accounted for as an equity method investment.
Interest expense, net
For the three and nine months ended September 30, 2016, consolidated interest expense, net increased $3 million or 6.1% and increased $1 million or 0.6%, respectively, as compared to the corresponding period in the prior year.
Foreign currency gain (loss)
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2016, the change in foreign currency gain was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.

Loss on extinguishment of debt
On April 15, 2015, QVC completed the redemption of $500 million principal amount of its 7.375% Senior Secured Notes due 2020, whereby holders received consideration of $1,036.88 for each $1,000 of principal tendered. As a result of the redemption, the Company recorded an extinguishment loss in the condensed consolidated statements of operations of $21 million for the nine month period ended September 30, 2015.
Income taxes
Our effective tax rate was 36.3% and 36.8% for the three and nine months ended September 30, 2016, respectively, and our effective tax rate for the three and nine months ended September 30, 2015 was 35.8% and 37.7%, respectively. These rates differ from the U.S. federal income tax rate of 35.0% primarily due to state tax expense.
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
As of September 30, 2016, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
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
QVC had $1,024.8 million available under the terms of the senior secured credit facility at September 30, 2016. The interest rate on the senior secured credit facility was 1.9% at September 30, 2016.
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
Other Debt Related Information
QVC was in compliance with all of its debt covenants at September 30, 2016.
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

Interest Rate Swap Arrangements
On June 15, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in gain on financial instruments in the accompanying condensed consolidated statements of operations. At September 30, 2016, the fair value of the swap instrument was in a net asset position of less than $1 million which was included in other noncurrent assets. A 1% change in the one-month U.S. Libor rate (floating portion of the interest rate swap) will result in a change in the value of the swap instrument less than $1 million.
Additional Cash Flow Information
During the nine months ended September 30, 2016, QVC's primary uses of cash were $1,300 million of principal payments on debt and capital lease obligations, $427 million of dividends to Liberty, $148 million of capital and cable and satellite television distribution rights expenditures and $21 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,048 million of principal borrowings from the senior secured credit facility and $849 million of cash provided by operating activities. As of September 30, 2016, QVC's cash and cash equivalents balance (excluding restricted cash) was $319 million.
During the nine months ended September 30, 2015, QVC's primary uses of cash were $1,565 million of principal payments on debt and capital lease obligations, $444 million of dividends to Liberty, $180 million of capital and cable and satellite television distribution rights expenditures, $20 million in dividend payments from QVC-Japan to Mitsui, and $18 million of bond premium fees. These uses of cash were funded primarily with $1,470 million of principal borrowings from the senior secured credit facility and $793 million of cash provided by operating activities. As of September 30, 2015, QVC's cash and cash equivalents balance (excluding restricted cash) was $363 million.
The change in cash provided by operating activities for the nine months ended September 30, 2016 compared to the previous year was primarily due to variances in accounts receivable and inventories, offset by variances in accrued liabilities, accounts payable and prepaid expenses. The variance in accounts receivable is primarily due to decreases in the Easy-Pay receivable balance. The variance in inventories is primarily due to the level of increases in inventory balances globally. The variances in accrued liabilities and accounts payable balances are primarily due to the timing of payments to vendors. The variance in prepaid expenses is primarily due to increases in prepaid contracts in the U.S.
As of September 30, 2016, $198 million of the $319 million in cash and cash equivalents was held by foreign subsidiaries. Cash in foreign subsidiaries is generally accessible, but certain tax consequences may reduce the net amount of cash we are able to utilize for U.S. purposes. QVC accrues taxes on the unremitted earnings of its international subsidiaries. QVC-Japan holds more than one-half of the foreign cash balance as of September 30, 2016. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax-efficiently as possible and meet the business needs of QVC.
Other
Capital expenditures in 2016 are expected to be between $185 and $195 million, including $140 million already expended.

Refer to the chart under the "Off-balance Sheet Arrangements and Aggregate Contractual Obligations" section below for additional information concerning the amount and timing of expected future payments under QVC's contractual obligations at September 30, 2016.
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
Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations at September 30, 2016 is summarized below:

	Payments due by period
(in millions)	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt (1)	$—	—	—	400	—	4,720	5,120
Interest payments (2)	29	200	200	193	187	1,078	1,887
Capital lease obligations (including imputed interest)	3	12	15	15	11	23	79
Operating lease obligations	5	20	17	14	10	80	146
Build to suit lease	—	5	6	6	6	73	96
(1) Amounts exclude capital lease obligations and the issue discounts on the 3.125%, 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
(2) Amounts (i) are based on the terms of QVC's senior secured credit facility and senior secured notes, (ii) assumes the interest rates on the floating rate debt remain constant at the rates in effect as of September 30, 2016, (iii) assumes that our existing debt is repaid at maturity and (iv) excludes capital lease obligations.
Our purchase obligations did not materially change as of September 30, 2016.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 with early adoption permitted. The Company adopted this guidance in the third quarter of 2016. In accordance with the new guidance, excess tax benefits and tax deficiencies are recognized as income tax benefit or expense rather than as additional paid-in capital. The Company has elected to recognize forfeitures as they occur rather than continue to estimate expected forfeitures which resulted in an inconsequential effect to the condensed consolidated statement of operations for the nine months ended September 30, 2016. In addition, pursuant to the new guidance, excess tax benefits are classified as an operating activity on the condensed consolidated statements of cash flows. The recognition of excess tax benefits and deficiencies are applied prospectively from January 1, 2016. The presentation changes for excess tax benefits have been applied retrospectively in the condensed consolidated statements of cash flows resulting in $6 million of excess tax benefits for the nine months ended September 30, 2016 reclassified from cash flows from financing activities to cash flows from operating activities.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues to reduce the diversity in practice for appropriate classification on the statement of cash flows. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The Company does not expect the adoption will have a material effect on the condensed consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize at the transaction date the income tax consequences of intercompany asset transfers. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at September 30, 2016:

(in millions, except percentages)	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	—	—	400	—	3,150	3,550	3,589
Weighted average interest rate on fixed rate debt	—%	—%	—%	3.1%	—%	4.9%	4.7%	N/A
Variable rate debt	$—	—	—	—	—	1,570	1,570	1,570
Average interest rate on variable rate debt	—%	—%	—%	—%	—%	1.9%	1.9%	N/A
(1) Amounts exclude capital lease obligations and the issue discounts on the 3.125%, 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
N/A - Not applicable.
On June 15, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in gain on financial instruments in the accompanying condensed consolidated statements of operations. At September 30, 2016, the fair value of the swap instrument was in a net asset position of less than $1 million which was included in other noncurrent assets. A 1% change in the one-month U.S. Libor rate (floating portion of the interest rate swap) will result in a change in the value of the swap instrument less than $1 million.
Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three and nine month periods ended September 30, 2016 would have been impacted by approximately $1 million and $3 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The credit facility provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of September 30, 2016, no borrowings in foreign currencies were outstanding.

Effective September 15, 2016, QVC entered into a hedge of a net investment in a foreign subsidiary and the value of the hedge is affected by changes in the value of the Euro. A 1% change in the value of the Euro will result in a change in the value of this hedge transaction of approximately $6 million.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2016 with the consideration of the material weakness in our internal control over financial reporting as discussed in more detail in our Form 10-K for the year ended December 31, 2015 under Part II, Item 9A. Management has continued to monitor the implementation of the remediation plan described in our 10-K for the year ended December 31, 2015, which has been updated below.
Changes in Internal Control Over Financial Reporting
During the third quarter of 2016, we continued to review the design of our controls, made adjustments and continued implementing controls to alleviate the noted control deficiencies. Other than these items, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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

•
A monitoring control was established to identify inappropriate user access and incompatible or conflicting functions. The work of the identified individuals, with such duties, was then reviewed to determine whether they inappropriately utilized the incompatible or conflicting functions to perform any inappropriate activity.

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

PART II

Item 6. Exhibits
(a) Exhibits
Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

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
QVC, Inc.

Date: November 8, 2016	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2016	By:/s/ THADDEUS J. JASTRZEBSKI
Thaddeus J. Jastrzebski
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-2

Listed below are the exhibits which are filed as a part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

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