Form 10-K
period 2016-12-31
QVC INC
filed 2017-02-28
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

QVC, Inc.
2016 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business
Overview
QVC, Inc. and its subsidiaries market and sell a wide variety of consumer products primarily through live merchandise-focused televised shopping programs distributed to approximately 362 million worldwide households each day (including our joint venture in China as discussed below in further detail) and via our websites, including QVC.com, and other interactive media, such as mobile applications (unless otherwise indicated or required by the context, the terms "we," "our," "us," the "Company," and "QVC" refer to QVC, Inc. and its consolidated subsidiaries). We believe we are the global leader in television retailing and a leading multimedia retailer, with operations based in the United States ("U.S."), Germany, Japan, the United Kingdom ("U.K."), Italy and France. Additionally, we have a 49% interest in a retailing joint venture in China, which operates through a television shopping channel with an associated website. The joint venture is accounted for as an equity method investment. Our name, QVC, stands for "Quality, Value and Convenience," which is what we strive to deliver to our customers. Our operating strategy is to create a premier multimedia lifestyle brand and shopping destination for our customers, further penetrate our core customer base, generate new customers, enhance our programming distribution offerings and expand internationally to drive revenue and profitability. For the year ended December 31, 2016, approximately 93% of our worldwide shipped sales were from repeat and reactivated customers (i.e., customers who made a purchase from us during the prior twelve months and customers who previously made a purchase from us but not during the prior twelve months). In the same period, we attracted approximately 3.1 million new customers. Our global e-commerce operation comprised $4.0 billion, or 46%, of our consolidated net revenue for the year ended December 31, 2016.
We market our products in an engaging, entertaining format primarily through merchandise-focused live television programs and interactive features on our websites and other interactive media. In the U.S., we distribute our programming live 24 hours per day, 364 days per year and present on average 770 products every week. Internationally, we distribute live programming 8 to 24 hours per day, depending on the market. We classify our products into six groups: home, beauty, apparel, jewelry, accessories and electronics. It is our product sourcing team's mission to research and locate compelling and differentiated products from manufacturers who have sufficient scale to meet anticipated demand. We offer many QVC-exclusive products, as well as popular brand name and lesser known products available from other retailers. Many of our products are endorsed by celebrities, designers and other well-known personalities who often join our presenters to personally promote their products and provide lead-in publicity on their own television shows. We believe that our ability to demonstrate product features and present “faces and places” differentiates and defines the QVC shopping experience. We closely monitor customer demand and our product mix to remain well-positioned and relevant in popular and growing retail segments, which we believe is a significant competitive advantage relative to competitors who operate brick-and-mortar stores.
Since our inception, we have shipped over 1.95 billion packages in the U.S. alone. We operate nine distribution centers and seven call centers worldwide. In the U.S., we are able to ship approximately 91% of our orders within two days of the order placement. Globally, we are able to ship approximately 93% of our orders within two days of the order placement. In 2016, our work force of approximately 17,700 employees handled approximately 156 million customer calls, shipped approximately 183 million units globally and served approximately 13 million customers. We believe our long-term relationships with major U.S. television distributors, including cable operators (e.g., Comcast and Cox), satellite television providers (e.g., DISH Network and DIRECTV) and telecommunications companies (e.g., Verizon and AT&T (excluding DIRECTV)), provide us with broad distribution, favorable channel positioning and significant competitive advantages. We believe that our significant market share, brand awareness, outstanding customer service, repeat customer base, international reach and scalable infrastructure distinguish us from our competitors.
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

Operating segments
QVC has two reportable segments: QVC-U.S. and QVC-International. These segments reflect the way the Company evaluates its business performance and manages its operations. For financial information about our operating segments, please refer to note 15 of our audited consolidated financial statements, as well as to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."
QVC-U.S.
Our live televised shopping programs are distributed nationally, 24 hours per day, 364 days per year, to approximately 104 million television households. We distribute our programs to approximately 96% of television households subscribing to services offered by television distributors. QVC-U.S. programming is also available on QVC.com, our U.S. website; mobile applications via streaming video; over-the-air broadcasters in 93 markets; and the Roku platform. QVC-U.S., including QVC.com, contributed $6.1 billion, or 70.5%, of consolidated net revenue, $915 million of operating income and $1.4 billion of Adjusted OIBDA (defined below) for the year ended December 31, 2016.
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
In October 2016, QVC-U.S. launched another additional channel, Beauty iQ, which is being distributed through satellite and streaming platforms. The channel and supporting platforms are dedicated to a complete beauty shopping experience for customers.
We have established QVC-U.S. as the televised shopping leader after building a track record of outstanding quality and customer service, establishing favorable channel positioning and generating repeat business from our core customer base. We estimate our share of the U.S. televised shopping revenue in 2016, among QVC-U.S. and its two primary televised shopping competitors HSN, Inc. ("HSN") and EVINE Live Inc. ("EVINE Live") to be approximately two-thirds. We believe QVC-U.S. also compares favorably in terms of sales to general, non-television based retailers due to our extensive customer reach and efficient cost structure.
QVC.com, launched in 1996, complements our televised shopping programs by allowing consumers to purchase a wide assortment of goods offered on our televised programs, as well as other products that are available only on QVC.com. We view e-commerce (QVC.com and mobile devices) as a natural extension of our business, allowing us to stream live video and offer on-demand video segments of items recently presented live on our televised programs. QVC.com allows shoppers to browse, research, compare and perform targeted searches for products, control the order-entry process and conveniently access their QVC account. For the year ended December 31, 2016, approximately 76% of our new U.S. customers made their first purchase through QVC.com (including mobile).
The table below illustrates QVC.com's growth (including mobile) since 2014:

	Years ended December 31,
(in millions)	2016	2015	2014
QVC.com net revenue	$3,193	$3,059	$2,740
Total U.S. net revenue	6,120	6,257	6,055
QVC.com % of total U.S. net revenue	52.2%	48.9%	45.3%

QVC-International
Our televised shopping programs reached approximately 137 million television households outside of the U.S., primarily in Germany, Austria, Japan, the U.K., the Republic of Ireland, Italy and France. In addition, our joint venture in China reached approximately 121 million homes. The programming created for most of these markets is also available via streaming video on our international websites and mobile applications. Our international business employs product sourcing teams who select products tailored to the interests of each local market. For the year ended December 31, 2016, our international operations generated $2.6 billion, or 29.5%, of consolidated net revenue, $289 million of operating income and $405.0 million of Adjusted OIBDA (defined below), and our international websites generated $854 million, or 33.3%, of our total international net revenue.
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
QVC-Japan. We own 60% of QVC-Japan through a venture with Mitsui & Co., LTD. QVC-Japan launched in April 2001 and currently broadcasts 24 hours of live programming each day and reaches approximately 26 million total households. In 2014, QVC-Japan launched Q-plus, which consists of infomercial programming distributed by purchasing available airtime on certain channels.
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
QVC-Italy. QVC-Italy went on air in October 2010 and currently reaches approximately 24 million households. QVC-Italy broadcasts live for 17 hours each day on satellite and digital terrestrial television, and broadcasts an additional seven hours each day of recorded programming on satellite and seven hours each day of general interest programming on digital terrestrial television.
QVC-France. In June 2015, QVC expanded its global presence into France, launching its website on June 23, 2015 followed by the launch of television programming on August 1, 2015. QVC-France reaches approximately 19 million households in France. On weekdays, QVC-France distributes shopping programming live for eight hours per day, and distributes an additional 14 hours per day of recorded shopping programming and two hours per day of general interest programming. On weekends, QVC-France distributes shopping programming live for 12 hours per day, and distributes an additional 10 hours per day of recorded shopping programming and two hours per day of general interest programming.
China Joint Venture. On July 4, 2012, we entered into a joint venture with Beijing-based CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio ("CNR"), China's government-owned radio division. The joint venture, CNR Home Shopping Co., Ltd. ("CNRS"), is owned 49% by QVC and 51% by CNR through subsidiaries of each company. CNRS operates a retailing business in China through a shopping television channel with an associated website. This joint venture combines CNRS's knowledge of the digital shopping market and consumers in China with QVC's global experience and know-how in multimedia retailing. CNRS distributes live programming for 15 hours each day and recorded programming for nine hours each day. The CNRS joint venture is accounted for as an equity method investment recorded as equity in losses of investee in our consolidated statements of operations.

Adjusted Operating Income before Depreciation and Amortization ("Adjusted OIBDA")
QVC defines Adjusted OIBDA as net revenue less cost of goods sold, operating expenses and selling, general and administrative expenses (excluding stock-based compensation). QVC's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate the businesses and make decisions about allocating resources among the businesses. QVC believes that this is an important indicator of the operational strength and performance of the businesses, including the ability to service debt and fund capital expenditures. In addition, this measure allows QVC to view operating results, perform analytical comparisons and perform benchmarking among its businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation, amortization and stock-based compensation that are included in the measurement of operating income pursuant to generally accepted accounting principles in the United States of America ("U.S. GAAP" or "GAAP"). Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.
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
Merchandise
We believe that our ability to combine product and programming helps us create competitive advantages over traditional brick-and-mortar and Internet retailers. We seek to offer our customers an assortment of compelling, high-quality products. In the U.S., we present on average 770 products every week on our live televised programming, approximately 23% of which have not been presented previously to our television audience. We offer customers high-quality and brand name products marketed in a creative, informative, entertaining and engaging style. We provide a differentiated shopping experience by offering customers the opportunity to experience not only the product being sold, but also the people and places behind that product, thereby enhancing their overall shopping experience.
Our global merchandise mix is similar to that of a high-quality department store, featuring the best in: (i) home, (ii) apparel, (iii) beauty, (iv) accessories, (v) jewelry and (vi) electronics. Many of our brands are exclusive, while others are created by well-known designers. Our global sales mix is provided in the table below:

	Years ended December 31,
Product category	2016	2015	2014
Home	33%	33%	32%
Apparel	19%	17%	16%
Beauty	17%	17%	17%
Accessories	13%	13%	12%
Jewelry	9%	10%	12%
Electronics	9%	10%	11%
Total	100%	100%	100%
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

We purchase, or obtain on consignment, products from U.S. and foreign manufacturers and wholesalers, often on favorable terms based upon the volume of the transactions. We have attracted some of the world's most respected consumer brands as well as celebrities, entrepreneurs and designers to promote these brands. Brand leaders such as Dell, Dooney & Bourke, Dyson, Judith Ripka and Philosophy reach a broad audience while product representatives share the stories behind these brands. We have agreements with celebrities, entrepreneurs and designers such as Isaac Mizrahi, Rachael Ray and the Scott Brothers enabling us to provide entertaining and engaging programming that develops a lifestyle bond with our customers. These celebrity personalities and product representatives often provide pre-appearance publicity for their QVC products on other television shows, enhancing demand during their QVC appearances. We cross-promote between our e-commerce and mobile platform and our television programming to promote the use of each platform as a standalone entity. Our e-commerce efforts are focused on creating a community of online shoppers by translating our televised themes, personalities and shopping experience for each platform.
We do not depend on any single supplier or designer for a significant portion of our inventory purchases.
Distribution
We distribute our television programs, via satellite and optical fiber, to cable television and/or direct-to-home satellite system operators for retransmission to their subscribers in the U.S., Germany, Japan, the U.K., Italy, France and neighboring countries. We also transmit our television programs over digital terrestrial broadcast television to viewers throughout Italy, the U.K. and to viewers in certain geographic regions in the U.S and Germany. In the U.S., we uplink our analog and digital programming transmissions using a third party service. Both transmissions are uplinked to protected, non-preemptible transponders on U.S. satellites. "Protected" status means that, in the event of a transponder failure, our signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, our transponders cannot be preempted in favor of a user of a failed transponder, even another user with "protected status." Our international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on international satellites. Our transponder service agreements for our U.S. transponders expire at the earlier of the end of the lives of the satellites or the service agreements. The service agreements in the U.S. expire between 2019 and 2023. Our transponder service agreements for our international transponders expire between 2019 and 2024.
We continually seek to expand and enhance our television and e-commerce platforms, as well as to further our international operations and multimedia capabilities. We launched QVCHD in the U.S. in April 2008, and in May 2009, we became the first U.S. multimedia retailer to offer a native high definition ("HD") service. QVCHD is a HD simulcast of our U.S. telecast utilizing the full 16x9 screen ratio, while keeping the side panel for additional information. HD programming allows us to utilize a typically wider television screen with crisper and more colorful images to present a larger “storefront,” which we believe captures the attention of channel “surfers” and engages our customers. In the U.S., QVCHD reaches approximately 80 million television households. We continue to develop and launch features to further enrich the television viewing experience.
Beyond the main live programming QVC channels, including QVCHD in the U.S., Germany and the U.K also broadcast pre-recorded shows on additional channels that offer viewers access to a broader range of QVC programming options. These channels include QVC Plus and Beauty iQ in the U.S., QVC Beauty & Style and QVC Plus in Germany and QVC Beauty, QVC Extra, QVC Style and QVC +1 in the U.K.
Affiliation agreements
We enter into long-term affiliation agreements with certain of our television distributors who downlink our programming and distribute the programming to their customers. Our affiliation agreements with both U.S. and international distributors have termination dates ranging from 2017 to 2027. Our ability to continue to sell products to our customers is dependent on our ability to maintain and renew these affiliation agreements in the future. Although we are typically successful in obtaining and renewing these agreements, we do not have distribution agreements with some of the distributors that carry our programming. In total, we are currently providing programming without affiliation agreements to distributors representing approximately 10% of our U.S. distribution, and short-term, rolling 90 day letters of extension, to distributors who represent approximately 27% of our U.S. distribution. Some of our international programming may continue to be carried by distributors after the expiration dates on our affiliation agreements with them have passed.

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
Demographics of customers
We enjoy a very loyal customer base, as demonstrated by the fact that for the twelve months ended December 31, 2016, approximately 87% of our worldwide shipped sales came from repeat customers (i.e., customers who made a purchase from us during the prior twelve months), who spent an average of $1,247 each during this period. An additional 6% of shipped sales in that period came from reactivated customers (i.e., customers who previously made a purchase from us, but not during the prior twelve months).
Customer growth was essentially flat in 2016. On a trailing twelve month basis, total consolidated customers (excluding the joint venture in China) were approximately 12.7 million which includes more than 8.1 million in the U.S. and more than 4.6 million in the International segment. We believe our core customer base represents an attractive demographic target market. Based on internal customer data, approximately 53% of our more than 8.1 million U.S. customers for the twelve months ended December 31, 2016 were women between the ages of 35 and 64.
Order taking and fulfillment
We strive to be prompt and efficient in order taking and fulfillment. We have two U.S. phone centers, located in San Antonio, Texas and Chesapeake, Virginia, that can direct calls from one call center to the other as volume mandates. Internationally, we also have one phone center in each of Japan, the U.K. and Italy, and two call centers in Germany. For France, order taking is handled by a third party located in Portugal. Many markets also utilize home agents to handle calls, allowing staffing flexibility for peak hours. In addition, we utilize computerized voice response units, which handle approximately 26% of all orders taken on a worldwide basis.
In addition to taking orders from our customers through phone centers and online, we continue to expand our ordering platforms. We are expanding mobile device ordering capabilities and over the past several years have launched iPhone, iPad, Apple Watch, Android, Blackberry and Apple TV applications, a WAP (wireless application protocol) mobile website and a robust SMS (short message services) program. On a global basis, customers placed approximately 28% of all orders directly through their mobile devices in 2016.
Through our nine worldwide distribution centers, we shipped approximately 93% of our orders within two days of the order placement in 2016. Our U.S. distribution centers are located in Suffolk, Virginia; Lancaster, Pennsylvania; Rocky Mount, North Carolina; Florence, South Carolina; and Ontario, California. Our U.S. distribution centers and drop ship partners have shipped nearly 814,000 units and over 733,000 packages in a single day. We also have distribution centers in Sakura-shi, Chiba, Japan; Hücklehoven, Germany; Knowsley, U.K. and Castel San Giovanni, Italy.
We have built a scalable operating infrastructure focused on sustaining efficient, flexible and cost-effective sale and distribution of our products. Since our physical store locations are minimal, we require lower inventory levels and capital expenditures compared to traditional brick-and-mortar retailers. In recent years, we have made significant investments in our distribution centers that we believe will accommodate our foreseeable growth needs. Further, since we have no set “floor plan” and can closely manage inventory levels at our centralized warehouses, we believe we have the flexibility to analyze and react quickly to changing trends and demand by shifting programming time and product mix. Our cost structure is highly variable, which we believe allows us to consistently achieve attractive margins relative to brick-and-mortar retailers.

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
Competition
We operate in a rapidly evolving and highly competitive retail business environment. Based on U.S. net revenue for the twelve months ended December 31, 2016, we are the leading television retailer in the U.S. and generate substantially more net revenue than our two closest televised shopping competitors, HSN (an entity in which Liberty had a 38% ownership interest as of December 31, 2016) and EVINE Live. Our international operations face similar competition in their respective markets, such as Shop Channel in Japan, HSE 24 in Germany and Italy, Ideal World in the U.K, and M6 Boutique in France. Additionally, we have numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, infomercial retailers, Internet retailers, and mail-order and catalog companies.
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
Employees
We employed approximately 17,700 full-time and part-time employees as of December 31, 2016. Employment levels fluctuate due to seasonal factors affecting our business. Additionally, we utilize independent contractors and temporary personnel to supplement our workforce, particularly on a seasonal basis. We consider our employee relations to be good.
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
In addition, the FCC regulates the cable television systems, direct broadcast satellite ("DBS") distributors and other multichannel video programming distributors ("MVPDs") that distribute the Company’s services, and has adopted various requirements related to the Company’s programming, and also licenses radio transmission facilities that the Company uses in connection with its business, such as satellite uplink facilities and internal private radio systems.
As a result of Liberty’s interest in various cable operators, the Company may be deemed to be a satellite cable programming vendor in which a cable operator has an attributable interest for purposes of various FCC rules regarding the distribution of video programming to MVPDs. These include, for example, the FCC’s program access rules, which, in general, prohibit various unfair practices involving the distribution of video programming to MVPDs; and its program carriage rules, which, among other things, prohibit cable operators from favoring affiliated programmers so as to restrain unreasonably the ability of unaffiliated programmers to compete. The FCC program access and program carriage rules also make provision for enforcement of alleged violations through complaint proceedings initiated by aggrieved entities. The Company also may be subject to program access rules as a result of an FCC condition adopted in connection with its 2008 approval of a transaction involving Liberty and News Corp. Previously adopted FCC channel occupancy rules, which limited carriage by a cable operator of national programming services in which that operator holds an attributable interest, were vacated and remanded by the U.S. Court of Appeals for the District of Columbia Circuit in 2001. The FCC issued further notices of proposed rulemaking in 2001 and 2005 to consider channel occupancy limitations, but has not adopted any rules.
In 2000, we became subject to a consent decree issued by the FTC barring us from making certain deceptive claims for dietary supplements and specified products related to the common cold, pneumonia, hay fever and allergies. We also became subject to an expanded consent decree issued by the FTC in 2009 that terminates on the later of May 26, 2029, or 20 years from the most recent date that the U.S. or the FTC files a complaint in federal court alleging any violation thereunder. Pursuant to this expanded consent decree, we are prohibited from making certain claims about specified weight-loss, dietary supplement and anti-cellulite products unless we have competent and reliable scientific evidence to substantiate such claims. To help mitigate against the risk of future regulatory action, we review advertising claims with a particular focus on weight-loss, dietary supplements and skin care products that we offer for sale in the U.S.
Congress enacted the Commercial Advertisement Loudness Mitigation ("CALM") Act in 2010. The CALM Act directs the FCC to incorporate into its rules and make mandatory a technical standard that is designed to prevent digital television commercial advertisements from being transmitted at louder volumes than the program material they accompany. The FCC's CALM Act implementing regulations became effective in 2012. Although the FCC's CALM Act regulations place direct compliance responsibility on broadcasters and MVPDs, the FCC adopted a "safe harbor" compliance approach applicable to commercials embedded in programming provided by programmers, such as the Company. Under the FCC's safe harbor approach, broadcasters and MVPDs may meet their CALM Act compliance obligations through reliance on programmer-provided CALM Act compliance certifications that are made "widely available" to broadcasters and MVPDs through a website or other means. The Company has determined that its programming is CALM Act compliant, and in response to requests from its distributors, and in order to allow its distributors to meet the FCC's safe harbor, the Company has posted a CALM Act compliance certification to a website that is available to its distributors.
FCC rules adopted pursuant to the Telecommunications Act of 1996 generally require closed captioning of the Company’s televised programming distributed on broadcast television stations, cable television systems, DBS and other MVPDs, with only limited exemptions. The FCC’s closed captioning rules applicable to televised programming place closed captioning compliance obligations directly on the Company’s distributors, and are enforced with respect to the Company’s programming through its affiliation agreements with its distributors. 2016 amendments to those rules adopted by the FCC extend direct compliance responsibility, jointly with distributors, to video programmers such as the Company, impose certain registration and certification requirements on the Company, and subject the Company to new captioning complaint procedures. Certain aspects of these amended rules have not yet become effective and are pending review and approval by the Office of Management and Budget.

Beginning in 2012, the FCC adopted regulations pursuant to the Twenty-First Century Communications and Video Accessibility Act of 2010 that impose captioning requirements on various types of programming distributed via Internet protocol ("IP") that was previously televised with captions. A multi-year implementation period for previously televised IP-delivered programming was completed in 2016. The Company is subject to the IP-captioning rules as a Video Programming Owner and as a Video Programming Distributor that distributes covered programming on its website and via mobile and video streaming platforms. In February 2014, the FCC adopted closed captioning quality standards for televised programming distributed by the Company’s distributors. Although compliance obligations for the captioning quality standards are placed directly on the Company’s distributors, under the captioning quality rules, the Company’s distributors can demonstrate compliance with the quality rules by relying on a certification from programmers, such as the Company, that its programming satisfies the caption quality standards adopted by the FCC, that the programmer has adopted and follows captioning best practices for video programmers adopted by the FCC, or that its programming is exempt from captioning requirements. These new closed captioning quality requirements took effect in March 2015. In the 2016 amendments to the closed captioning rules noted above, the FCC also extended direct responsibility for televised captioning quality to video programmers such as the Company. As a result of the foregoing changes and new rules involving captioning of IP-delivered programming and captioning quality standards, QVC may incur additional costs and compliance obligations related to closed captioning of its programming.
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
In the U.S., we have registered trademarks and service marks for a variety of items including, but not limited to our brand name, "QVC," "Quality Value Convenience," "Find What You Love, Love What You Find," the "Q QVC Ribbon Logo," "Q" and our proprietary products sold such as "Arte D’Oro," "Cook’s Essentials," "Denim & Co.," "Diamonique," "Nature's Code," "Northern Nights" and "Ultrafine Silver." Similarly, foreign registrations have been obtained for many trademarks and service marks for our brand name and propriety products including, but not limited to, "QVC," the "Q QVC Ribbon Logo," "Q," "Breezies," "Denim & Co.," "Diamonique" and "Northern Nights." We consider the service mark for the "QVC" name the most significant trademark or service mark held by us because of its impact on market awareness across all of our geographic markets and on customers’ identification with us. As with all U.S. trademarks or service marks, our trademark and service mark registrations in the U.S. are for a ten year period and are renewable every ten years, prior to their respective expirations, as long as the trademarks or service marks are used in the regular course of trade.

Liberty relationship and related party transactions
We are an indirect wholly owned subsidiary of Liberty which is primarily engaged in the video and online commerce industries. On October 3, 2014, we declared and paid a dividend in cash to Liberty in the amount of $1 billion with funds drawn from the Company's credit facility. Additionally, Liberty reattributed from the Interactive Group to the Ventures Group $970 million in cash and certain of its digital commerce companies, including Backcountry.com, Inc., Bodybuilding.com, LLC, CommerceHub Inc. ("CommerceHub"), Provide Commerce, Inc. and Evite, Inc. As a result of these transactions, the Interactive Group is now referred to as the QVC Group, which tracks our Company, zulily (defined below) (as of October 1, 2015) and Liberty's 38% equity interest in HSN, one of our two closest televised shopping competitors, along with cash and certain liabilities. The Liberty Interactive tracking stock trading symbol "LINTA" was changed to "QVCA" and the "LINTB" tracking stock trading symbol was changed to "QVCB," effective October 7, 2014. Effective June 4, 2015, the name of the “Liberty Interactive common stock” was changed to the “QVC Group common stock.”
On October 1, 2015, Liberty acquired all of the outstanding shares of zulily, inc. ("zulily") (now known as zulily, llc) and QVC declared and paid a dividend to Liberty in the amount of $910 million with funds drawn from the Company’s credit facility to support Liberty’s purchase. zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. zulily is attributed to the QVC Group and we believe that its business is complementary to our Company. zulily is not part of the results of operations or financial position of QVC presented in this Form 10-K. QVC and zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. Refer to note 13 to the consolidated financial statements for further details.
Additionally, on June 23, 2016, QVC amended and restated its senior secured credit facility by entering into the Third Amended and Restated Credit Agreement adding a tranche that allows joint borrowing capacity for either QVC or zulily, increasing the revolving credit facility from $2.25 billion to $2.65 billion as explained further in note 8 to the consolidated financial statements. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of zulily. As of December 31, 2016, there was $300 million borrowed by zulily on the $400 million tranche of the senior secured credit facility, none of which QVC expects to repay on behalf of zulily. In addition, zulily had $10 million outstanding in standby letters of credit as of December 31, 2016.
QVC engages with CommerceHub, which was an approximately 99% owned subsidiary of Liberty prior to the completion of its spinoff from Liberty in July 2016, to handle communications between QVC and the vendors for drop ship sales and returns. Refer to note 13 to the consolidated financial statements for further details.
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
Liberty's interests may not coincide with our interests or yours and Liberty may cause us to enter into transactions or agreements with related parties or approve corporate actions that could involve conflicts of interest. For example, Liberty's dependence on our cash flow for servicing its debt and for other purposes is likely to result in our payment of large dividends to Liberty, which may increase our leverage and decrease our liquidity. We paid $0.7 billion of dividends to Liberty during 2016, $1.5 billion of dividends to Liberty during 2015 and $1.8 billion of dividends to Liberty during 2014. See also Item 1A. "Risk Factors."

* * * * *
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth and subscriber trends; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	customer demand for our products and services and our ability to adapt to changes in demand;

•	competitor responses to our products and services;

•	increased digital TV penetration and the impact on channel positioning of our programs;

•	the levels of online traffic on our websites and our ability to convert visitors into consumers or contributors;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	our future financial performance, including availability, terms and deployment of capital;

•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings;

•	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;

•	domestic and international economic and business conditions and industry trends;

•	changes in tariffs, trade policy and trade relations following the 2016 U.S. presidential election and the vote by the U.K. to exit from the European Union (“Brexit”);

•	consumer spending levels, including the availability and amount of individual consumer debt;

•	advertising spending levels;

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
The retail business environment is subject to intense competition, and we may not be able to effectively compete for customers
We operate in a rapidly evolving and highly competitive retail business environment. Although we are the U.S.'s largest television shopping retailer, we have numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, other televised shopping retailers such as HSN and EVINE Live in the U.S., Shop Channel in Japan, HSE 24 in Germany and Italy, Ideal World in the U.K., and M6 Boutique in France, infomercial retailers, Internet retailers, and mail-order and catalog companies. Many of our current and potential competitors have greater resources, longer histories, more customers and greater brand recognition than we do. They may secure better terms from vendors, adopt more aggressive pricing, offer free or subsidized shipping and devote more resources to technology, fulfillment and marketing. Other companies also may enter into business combinations or alliances that strengthen their competitive positions. In addition, many retailers, especially online retailers with whom we compete, are increasingly offering customers aggressive shipping terms, including free or discounted expedited shipping. As these practices become more prevalent, we may experience further competitive pressures to attract customers and/or to change our shipping program.
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
QVC and zulily have engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives, and business advisory services with the expectation that these transactions would result in various synergies including, among other things, enhanced revenues, procurement cost savings and operating efficiencies, innovation and sharing of best practices. We currently anticipate that these efforts will continue for the foreseeable future.
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
We depend on the television distributors that carry our programming and no assurance can be given that we will be able to maintain and renew our affiliation agreements on favorable terms or at all
In the U.S., we currently distribute our programming through affiliation or transmission agreements with many television providers, including, but not limited to, Comcast, AT&T/DIRECTV, DISH Network, Verizon and Cox. Internationally, we currently distribute our programming through,Vodafone Kabel Deutschland GmbH, Media Broadcast GmbH, SES ASTRA, SES Platform Services GmbH, Telekom Deutschland GmbH, Unitymedia GmbH, Tele Columbus and Primacom, Jupiter Telecommunications, Ltd., Sky Perfect and World Hi-Vision Channel, Inc., A1 Telekom Austria AG, UPC Telekabel Wien GmbH, British Sky Broadcasting, Freesat, Freeview and Virgin Media, Mediaset, Hot Bird and Sky Italia, Orange, Free, Canalsat, Bouygues Telecom and Fransat. Our affiliation agreements with distributors are scheduled to expire between 2017 to 2027.

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
The renewal negotiation process for affiliation agreements is typically lengthy. In some cases, renewals are not agreed upon prior to the expiration of a given agreement while the programming continues to be carried by the relevant distributor without an effective agreement in place. We do not have distribution agreements with some of the cable operators that carry our programming. In total, we are currently providing programming without affiliation agreements to distributors representing approximately 10% of our U.S. distribution, and short-term, rolling 90 day letters of extension, to distributors who represent approximately 27% of our U.S. distribution. Some of our international programming may continue to be carried by distributors after the expiration dates on our affiliation agreements with them have passed.
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
The success of our Ecommerce business depends on a high degree of website traffic, which is dependent on many factors, including the availability of appealing website content, user loyalty and new user generation from search portals that charge a fee (such as Google). In obtaining a significant amount of website traffic via search engines, we utilize techniques such as search engine optimization ("SEO") (which is the practice of developing websites with relevant and current content that rank well in “organic,” or unpaid, search engine results) and search engine marketing ("SEM") (which is a form of Internet marketing that involves the promotion of websites by increasing our visibility in search engine results pages through the use of paid placement, contextual advertising, and product listing ads) to improve our placement in relevant search queries. Search engines, including Google, frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to the websites of our Ecommerce business can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our website to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects our paid or unpaid search ranking, or if competitive dynamics impact the effectiveness of SEO or SEM in a negative manner, the business and financial performance of our Ecommerce business would be adversely affected, potentially to a material extent. Furthermore, our failure to successfully manage our SEO and SEM strategies could result in a substantial decrease in traffic to our website, as well as increase costs if we were to replace free traffic with paid traffic. Even if our Ecommerce business is successful in generating a high level of website traffic, no assurance can be given that our Ecommerce business will be successful in achieving repeat user loyalty or that new visitors will explore the offerings on our site. Monetizing this traffic by converting users to consumers is dependent on many factors, including availability of inventory, consumer preferences, price, ease of use and website quality. No assurance can be given that the fees paid to search portals will not exceed the revenue generated by our visitors. Any failure to sustain user traffic or to monetize such traffic could materially adversely affect the financial performance of our Ecommerce business and, as a result, adversely affect our financial results.
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
The processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights

In the processing of consumer transactions and managing our employees, our business receives, transmits and stores a large volume of personally identifiable information and other user data. The processing, storage, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by us. Moreover, there are federal, state and international laws regarding privacy and the processing, storage, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations, including changes in legislation and regulations, in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. Compliance with these laws and regulations, or changes in these laws and regulations, may be onerous and expensive and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance. For example, the European Court of Justice in October 2015 issued a ruling immediately invalidating the U.S.-EU Safe Harbor Framework, which facilitated personal data transfers to the U.S. in compliance with applicable European data protection laws. The U.S.-EU Safe Harbor Framework was one of the mechanisms we relied upon to transfer European personal data to the United States. In addition, third party vendors and service providers with which we do business also relied on the U.S.-EU Safe Harbor Framework for their access to our European customer and employee personal data. The business of companies that relied on the U.S.-EU Safe Harbor Framework may be impacted by its invalidation. Following this invalidation, the U.S. and European Union ("EU") authorities approved a new data transfer structure, the Privacy Shield, to replace the U.S.-EU Safe Harbor Framework, but the Privacy Shield is now the subject of litigation similar to the litigation that resulted in the invalidation of the U.S.-EU Safe Harbor Framework. In addition, Standard Contractual Clauses - another key mechanism to allow data transfers between the U.S. and the EU - is also subject to litigation over whether Standard Contractual Clauses can be used for transferring personal data from the EU to the U.S. Further, the European Parliament and the Council of the European Union have approved a General Data Protection Regulation, which enters into application on May 25, 2018 and which will give consumers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information. Finally, on January 10, 2017, the European Commission proposed new regulations regarding privacy and electronic communications, including additional regulation of the Internet tracking tools known as “cookies.” Our failure, and/or the failure by the various third party vendors and service providers with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations, or changes in applicable laws and regulations, or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage our reputation and the reputation of our third party vendors and service providers, discourage potential users from trying our products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, any one or all of which could adversely affect our business, financial condition and results of operations. In addition, we may not have adequate insurance coverage to compensate for losses.

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

•	fluctuations in currency exchange rates;

•	longer payment cycles for sales in foreign countries that may increase the uncertainty associated with recoverable accounts;

•	recessionary conditions and economic instability, including fiscal policies that are implementing austerity measures in certain countries, which are affecting markets overseas;

•	our ability to repatriate funds held by our foreign subsidiaries to the U.S. at favorable tax rates;

•	potentially adverse tax consequences;

•	export and import restrictions, changes in tariffs, trade policies and trade relations;

•	increases in taxes and governmental royalties and fees;

•	our ability to obtain and maintain required licenses that enable us to operate our business in foreign jurisdictions;

•	changes in foreign and U.S. laws, regulations and policies that govern operations of foreign-based companies;

•	changes to general consumer protection laws and regulations;

•	difficulties in staffing and managing international operations; and

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

Significant developments stemming from the 2016 U.S. presidential election or the Brexit vote could have a material adverse effect on us.
After the presidential inauguration on January 20, 2017, President Donald J. Trump and his administration took office in the United States. As a presidential candidate, President Trump expressed apprehension towards existing trade agreements, such as the North American Free Trade Agreement and the Trans-Pacific Partnership, and suggested that the U.S. would renegotiate or withdraw from these agreements. During the campaign, he also raised the possibility of significantly increasing tariffs on goods imported into the United States, particularly from China and Mexico, which if implemented, could adversely affect our business because we sell imported products. Other changes supported by the Trump administration include significant U.S. tax reform of long-standing tax principles in the U.S. which could also adversely affect our operating results and our business.
Additionally, the results from the recent Brexit vote have created political and economic uncertainty, particularly in the U.K. and the EU, and this uncertainty may last for years. Our business could be affected during this period of uncertainty, and perhaps longer, by the impact of this vote. In addition, our business could be negatively affected by new trade agreements between the U.K. and other countries, including the U.S., and by the possible imposition of trade or other regulatory barriers in the U.K. These possible negative impacts, and others resulting from the U.K.’s actual withdrawal from the EU, may adversely affect our operating results.
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
The seasonality of our business places increased strain on our operations
Our net revenue in recent years indicates that our business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, we have earned, on average, between 22% and 24% of our global revenue in each of the first three quarters of the year and between 30% and 32% of our global revenue in the fourth quarter of the year. If our vendors are not able to provide popular products in sufficient amounts such that we fail to meet customer demand, it could significantly affect our revenue and our future growth. If too many customers access our websites within a short period of time due to increased holiday demand, we may experience system interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment and customer service centers during these peak periods and delivery and other third party shipping (or carrier) companies may be unable to meet the seasonal demand.
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
Failure to effectively manage our Easy-Pay and revolving credit card programs could result in less income
We offer Easy-Pay in the U.S. and internationally in Germany, the U.K. and Italy (known as Q-Pay in Germany and Italy), a payment plan that when offered by QVC, allows customers to pay for certain merchandise in two or more monthly installments. When the Easy-Pay is offered by QVC and elected by the customer, the first installment is typically billed to the customer's credit card upon shipment. Generally, the customer's credit card is subsequently billed up to five additional monthly installments until the total purchase price of the products has been billed by QVC. We cannot predict whether customers will pay all of their Easy-Pay installments.
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
We have a substantial amount of indebtedness, which could adversely affect our financial position and prevent us from fulfilling our debt obligations
We have a substantial amount of indebtedness. As of December 31, 2016, we had total debt of $5,320 million, consisting of $3,550 million in senior secured notes, $1,596 million under our senior secured credit facility and $174 million of capital and build to suit lease obligations. We also had an additional $744 million available for borrowing under our senior secured credit facility as of that date (see further details in note 8 to our consolidated financial statements). We may incur significant additional indebtedness in the future.
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
In addition, our senior secured credit facility contains restrictive covenants and requires us to maintain a specified leverage ratio. The leverage ratio is defined in Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Position, Liquidity and Capital Resources - Senior Secured Credit Facility.” Our ability to meet this leverage ratio test can be affected by events beyond our control, and we may be unable to meet those tests. A breach of any of these covenants could result in a default under our senior secured credit facility, which in turn could result in a default under the indentures governing the notes. Upon the occurrence of an event of default under our senior secured credit facility, the lenders could elect to declare all amounts outstanding under our senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. Our senior secured credit facility, our notes and certain future indebtedness are secured by a first priority perfected lien in all shares of our capital stock. If the lenders and counterparties under our senior secured credit facility, our notes and certain future indebtedness accelerate the repayment of obligations, we may not have sufficient assets to repay such obligations. Our borrowings under our senior secured credit facility are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will also increase even though the amount borrowed remains the same, and our net income would decrease.
Our ability to pay dividends or make other restricted payments to Liberty is subject to limited restrictions
There are no restrictions under our bond indentures on QVC's ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes and each of QVC's consolidated leverage ratio and QVC and zulily's combined consolidated leverage ratio would be no greater than 3.50 to 1.0. As a result, Liberty will, in many instances, be permitted to rely on QVC's cash flow for servicing Liberty's debt and for other purposes, including payments of dividends on Liberty's capital stock, if declared, or to fund acquisitions or other operational requirements of Liberty and its subsidiaries. These events may increase accumulated deficit or require QVC to borrow under the senior secured credit facility, increasing QVC's leverage and decreasing liquidity. QVC has made significant distributions to Liberty in the past. See Item 1. "Business - Liberty relationship and related party transactions."
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own our corporate headquarters and operations center in West Chester, Pennsylvania, which consist of office space and include executive offices, television studios, showrooms, broadcast facilities and administrative offices for QVC. We also own call centers in San Antonio, Texas; Chesapeake, Virginia; Bochum and Kassel, Germany and Chiba-Shi, Japan. We own distribution centers in Lancaster, Pennsylvania; Suffolk, Virginia; Rocky Mount, North Carolina; Florence, South Carolina; Chiba, Japan and Hückelhoven, Germany. The construction of the distribution center in Ontario, California was completed in August of 2016. Refer to note 9 to the consolidated financial statements for further discussion regarding the new distribution center. Additionally, we own multi-functional buildings in Knowsley, United Kingdom; Chiba, Japan and Brugherio, Italy. In Germany we own our administrative offices within the headquarters located in Düsseldorf, Germany which also includes leased television studios and broadcast facilities. To supplement the facilities we own, we also lease various facilities worldwide.
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
See also "Item 1. Business - Liberty relationship and related party transactions" related to our dividends to Liberty and note 8 to our consolidated financial statements for our debt issuance descriptions.
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
In the United States ("U.S."), QVC's live programming is distributed via its nationally televised shopping program 24 hours per day, 364 days per year ("QVC-U.S."). Internationally, QVC's program services are based in Germany, the United Kingdom ("U.K."), Italy, Japan and France.
In Germany, QVC distributes its program 24 hours per day with 17 hours of live programming. In Japan, QVC distributes live programming 24 hours per day. In the U.K., QVC distributes its program 24 hours per day with 16 hours of live programming. In Italy, QVC distributes programming live for 17 hours per day on satellite and digital terrestrial television and an additional seven hours per day of recorded programming on satellite and seven hours per day of general interest programming on digital terrestrial television. On weekdays, QVC distributes shopping programming in France live for eight hours per day, and distributes an additional 14 hours per day of recorded shopping programming and two hours per day of general interest programming. On weekends, QVC distributes shopping programming in France live for 12 hours per day, and distributes an additional 10 hours per day of recorded shopping programming and two hours per day of general interest programming.
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the years ended December 31, 2016, 2015 and 2014, QVC-Japan paid dividends to Mitsui of $39 million, $36 million and $42 million, respectively.
The Company also has a joint venture with CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR''). The Company owns a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS operates a retail business in China through a shopping television channel with an associated website. Live programming is distributed for 15 hours per day and recorded programming for nine hours per day. This joint venture is accounted for as an equity method investment recorded as equity in losses of investee in the Company's consolidated statements of operations.

We are an indirect wholly owned subsidiary of Liberty Interactive Corporation ("Liberty"), which owns interests in a broad range of digital commerce businesses. On October 3, 2014, the Company declared and paid a dividend in cash to Liberty in the amount of $1 billion with funds drawn from the Company's credit facility. Additionally, Liberty reattributed from the Interactive Group to the Ventures Group $970 million in cash and certain of its digital commerce companies, including Backcountry.com, Inc., Bodybuilding.com, LLC, CommerceHub, Inc. ("CommerceHub"), Provide Commerce, Inc. and Evite, Inc. As a result of these transactions, the Interactive Group is now referred to as the QVC Group, which tracks the economic performance, assets and liabilities of the Company, zulily (defined below) (as of October 1, 2015) and Liberty's 38% equity interest in HSN, Inc. ("HSN"), one of the Company's two closest televised shopping competitors, along with cash and certain liabilities. The Liberty Interactive tracking stock trading symbol "LINTA" was changed to "QVCA" and the "LINTB" tracking stock trading symbol was changed to "QVCB," effective October 7, 2014. Effective June 4, 2015, the name of the “Liberty Interactive common stock” was changed to the “QVC Group common stock.” The QVC Group does not represent a separate legal entity; rather, it represents those businesses, assets and liabilities that are attributed to that group.
On October 1, 2015, Liberty acquired all of the outstanding shares of zulily, inc. ("zulily") (now known as zulily, llc) and QVC declared and paid a dividend to Liberty in the amount of $910 million with funds drawn from the Company’s credit facility to support Liberty’s purchase. zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. zulily is attributed to the QVC Group and the Company believes that its business is complementary to the Company. zulily is not part of the results of operations or financial position of QVC presented in the Company's consolidated financial statements. During the twelve months ended December 31, 2016, QVC and zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. The gross value of these transactions totaled $12 million for the year ended December 31, 2016 and less than $1 million for the year ended December 31, 2015, which did not have a material impact on QVC's financial position, results of operations, or liquidity.
Additionally, on June 23, 2016, QVC amended and restated its senior secured credit facility (the "Third Amended and Restated Credit Agreement") increasing the revolving credit facility from $2.25 billion to $2.65 billion as explained further in note 8 to our consolidated financial statements. The Third Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or zulily. Under the terms of the Third Amended and Restated Credit Agreement, QVC and zulily are jointly and severally liable for all amounts borrowed on the $400 million tranche. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of zulily. As of December 31, 2016, there was $300 million borrowed by zulily on the $400 million tranche of the senior secured credit facility, none of which the Company expects to repay on behalf of zulily.
QVC engages with CommerceHub, which was an approximately 99% owned subsidiary of Liberty prior to the completion of its spin-off from Liberty in July 2016, to handle communications between QVC and certain of its vendors for drop ship sales and returns. CommerceHub is not part of the results of operations or financial position of QVC presented in our consolidated financial statements. During each of the years ended December 31, 2016, 2015 and 2014, QVC paid CommerceHub for the related services totaling less than $3 million, which did not have a material impact on QVC's financial position, results of operations, or liquidity. On July 22, 2016, Liberty completed the spin-off of CommerceHub. As a result, Liberty and CommerceHub are now separate publicly traded companies.

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
QVC's future net revenue growth will primarily depend on sales growth from e-commerce and mobile platforms, additions of new customers from households already receiving QVC's television programming and increased spending from existing customers. QVC's future net revenue may also be affected by (i) the willingness of cable television and direct-to-home satellite system operators to continue carrying QVC's programming service; (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult due to governmental action or from distributors converting analog customers to digital; (iii) changes in television viewing habits because of personal video recorders, video-on-demand and Internet video services; and (iv) general economic conditions.

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
In October 2016, QVC-U.S. launched another additional channel, Beauty iQ, which is being distributed through satellite and streaming platforms. The channel and supporting platforms are dedicated to a complete beauty shopping experience for customers.
Internationally, beyond the main QVC channels, QVC-International broadcasts pre-recorded and live shows on additional channels that offer viewers access to a broader range of QVC programming options. These channels include QVC Beauty & Style and QVC Plus in Germany and QVC Beauty, QVC Extra, QVC Style and QVC +1 in the U.K.
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
During his campaign in the 2016 U.S. presidential election, the current President of the U.S. expressed apprehension towards existing trade agreements, such as the North American Free Trade Agreement and the Trans-Pacific Partnership, and suggested that the U.S. would renegotiate or withdraw from these agreements. He also raised the possibility of significantly increasing tariffs on goods imported into the United States, particularly from China and Mexico, which if implemented, could adversely affect our business because we sell imported products.

Results of Operations
QVC's operating results were as follows:

	Years ended December 31,
(in millions)	2016	2015	2014
Net revenue	$8,682	8,743	8,801
Costs of goods sold	5,540	5,528	5,547
Gross profit	3,142	3,215	3,254
Operating expenses:
Operating	606	607	618
Selling, general and administrative, excluding stock-based compensation	696	714	726
Adjusted OIBDA	1,840	1,894	1,910
Stock-based compensation	32	31	44
Depreciation	142	134	135
Amortization	463	454	452
Operating income	1,203	1,275	1,279
Other (expense) income:
Equity in losses of investee	(6)	(9)	(8)
Gains on financial instruments	2	—	—
Interest expense, net	(210)	(208)	(239)
Foreign currency gain	38	14	3
Loss on extinguishment of debt	—	(21)	(48)
	(176)	(224)	(292)
Income before income taxes	1,027	1,051	987
Income tax expense	(385)	(389)	(354)
Net income	642	662	633
Less net income attributable to the noncontrolling interest	(38)	(34)	(39)
Net income attributable to QVC, Inc. stockholder	$604	628	594
Net revenue
Net revenue by segment was as follows:

	Years ended December 31,
(in millions)	2016	2015	2014
QVC-U.S.	$6,120	6,257	6,055
QVC-International	2,562	2,486	2,746
Consolidated QVC	$8,682	8,743	8,801
QVC's consolidated net revenue decreased 0.7% for each of the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior years. The 2016 decrease of $61 million in net revenue was primarily due to a 3.9% decrease in average selling price per unit ("ASP") attributing $393 million and a $17 million decrease in shipping and handling revenue in constant currency. The decrease was offset by a 2.4% increase in units shipped attributing $237 million, a decrease of $105 million in estimated product returns and a $6 million increase primarily related to product sales with zulily.

The 2015 decrease of $58 million in net revenue was primarily comprised of $357 million of unfavorable foreign currency rate adjustments, a decrease in net shipping and handling revenues of $81 million, a $74 million increase in estimated product returns, and a $15 million decrease in other revenues, primarily in the U.S. These decreases were offset by $330 million due to a 3.4% increase in units sold both in the U.S. and internationally and $139 million due to a 1.4% increase in the consolidated ASP. The increase in estimated product returns was primarily in the U.S. and Germany due to sales mixes and an increase in units shipped. As expected, shipping and handling revenue decreased in the U.S. as a result of the Company's new shipping and handling pricing, which became effective February 2, 2015, that provides for changes in standard shipping rates and a change in QVC's shipping and handling refund policy.
During the years ended December 31, 2016 and 2015, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
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
The percentage change in net revenue for QVC's segments in U.S. Dollars and in constant currency was as follows:

	Year ended December 31, 2016			Year ended December 31, 2015
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QVC-U.S.	(2.2)%	—%	(2.2)%	3.3%	—%	3.3%
QVC-International	3.1%	0.1%	3.0%	(9.5)%	(13.0)%	3.5%
In 2016, QVC-U.S. net revenue decline was primarily due to a 5.5% decrease in ASP and 4.0% decrease in shipping and handling revenue. The decline was offset by a 2.3% increase in units shipped and a decrease in estimated product returns. QVC-U.S. experienced shipped sales declines in jewelry, electronics and beauty with growth in apparel, home and accessories. The decrease in net shipping and handling revenue was primarily due to the decrease in shipping and handling rates per unit from promotional offers. The decrease in estimated product returns was primarily due to a decrease in the overall lower return rate across all product categories and sales. QVC-International net revenue growth in constant currency was primarily due to a 2.5% increase in units shipped, driven mainly in Germany and the U.K. offset by the increase in estimated product returns, driven primarily by product returns in Germany. QVC-International experienced shipped sales growth in constant currency in all categories except jewelry and apparel.
In 2015, QVC-U.S. net revenue growth was primarily due to 4.0% increase in units shipped and a 1.2% increase in ASP offset by the increase in estimated product returns and lower shipping and handling revenue. QVC-U.S. experienced shipped sales growth in all categories except jewelry and electronics. QVC-International net revenue growth in constant currency was primarily due to a 2.2% increase in units shipped primarily in the U.K., and a 1.6% increase in ASP mainly in Germany offset by the increase in estimated product returns. QVC-International experienced shipped sales growth in constant currency in all categories except electronics.
Gross profit
QVC's gross profit percentage was 36.2%, 36.8% and 37.0% for the years ended December 31, 2016, 2015 and 2014, respectively. The slight decrease in gross profit percentage in 2016 was primarily due to decreased product margins and increased freight costs in the U.S. associated with the increases in units shipped partially offset by a favorable inventory obsolescence provision in the U.S. The slight decrease in gross profit percentage in 2015 was primarily due to increased inventory obsolescence and freight costs in the U.S partially offset by increased product margins in the U.S. and internationally.

Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses decreased $1 million or 0.2% and decreased $11 million or 1.8% for the years ended December 31, 2016 and 2015, respectively.
The slight decrease in 2016 was primarily due to lower telecommunication expense offset by increased commissions expense. The decrease in telecommunication expense was primarily due to lower phone and network rates in the U.S. The increase in commissions expense was primarily due to increases internationally offset by a decrease in sales in the U.S.
The decrease in 2015 was primarily due to favorable foreign currency exchange rates of $29 million, partially offset by a $9 million increase in commissions expense and an $8 million increase in credit card fees. The increase in commissions expense was primarily due to increased sales in the U.S. The increase in credit card fees was primarily due to increased sales combined with a higher mix of purchases from customers using credit cards with higher rates charged to merchants primarily in the U.S.
Selling, general and administrative expenses (excluding stock-based compensation) ("SG&A expenses")
QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income, production costs and marketing and advertising expenses. Such expenses decreased $18 million, and decreased to 8.0% of net revenue for the year ended December 31, 2016 as compared to the prior year and decreased $12 million, and remained consistent at 8.2% of net revenue for the year ended December 31, 2015 as compared to the prior year as a result of a variety of factors.
The decrease in 2016 was primarily related to reduced personnel costs of $63 million and an increase of credit card income of $8 million which was offset by increases in bad debt expense of $25 million, software expense of $13 million, franchise tax expense of $10 million and external services of $8 million. The decrease in personnel costs was primarily due to a decrease in bonuses and benefits in the U.S. and severance. The increase in credit card income was due to the favorable economics and usage of the QVC-branded credit card ("Q card") portfolio in the U.S. The increase in bad debt expense was primarily related to an increase in U.S. Easy-Pay sales penetration and default rates. The increase in software expense was mainly due to an increase in software licensing and software maintenance. The increase in franchise tax expense was mainly due to a favorable franchise tax reserve adjustment related to an audit settlement in 2015 which was not experienced in the year ended December 31, 2016. The increase in external services was primarily due to internal control enhancements and the establishment of a global business service center located in Krakow, Poland.
The decrease in 2015 was primarily related to a $48 million favorable impact of exchange rates, a $12 million increase in credit card income and a $10 million decrease in bad debt expense, partially offset by a $53 million increase in personnel expense. The increase in credit card income was due to the favorable economics of the Q card portfolio in the U.S. The decrease in bad debt expense was mainly due to a lower electronics Easy-Pay mix, higher usage of the Q card in the U.S. and lower write-offs in Germany. The increase in personnel expenses was primarily due to severance costs related to the establishment of the global business service center and the One Q reorganization plan, and also due to merit, bonus and benefits increases in the U.S. and internationally including the start-up in France.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC recorded $32 million, $31 million and $44 million of stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014, respectively. Stock-based compensation decreased in 2015 due to the acceleration of vesting of certain awards in 2014.

Depreciation and amortization
Depreciation and amortization consisted of the following:

	Years ended December 31,
(in millions)	2016	2015	2014
Affiliate agreements	$146	146	150
Customer relationships	169	170	173
Acquisition related amortization	315	316	323
Property and equipment	142	134	135
Software amortization	100	93	93
Channel placement amortization and related expenses	48	45	36
Total depreciation and amortization	$605	588	587
For the year ended December 31, 2016, depreciation and amortization increased primarily due to expense related to the additions at the California distribution center and new website functionality.
Equity in losses of investee
The losses were associated with our joint venture in China that is accounted for as an equity method investment.
Gains on financial instruments
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. generally accepted accounting principles ("GAAP" or "U.S. GAAP"). Accordingly, changes in the fair value of the swap are reflected in gain on financial instruments in our consolidated statement of operations. At December 31, 2016, the fair value of the swap instrument was in a net asset position of approximately $2 million which was included in other noncurrent assets. A 1% change in the one-month U.S. LIBOR rate (floating portion of the interest rate swap) will result in a change in the value of the swap instrument less than $1 million.
Interest expense, net
For the years ended December 31, 2016 and 2015, consolidated net interest expense, increased $2 million and decreased $31 million, respectively, as compared to the corresponding prior years. The slight increase in net interest expense in 2016 is due to higher average debt balances partially offset by the lower interest rates. The decrease in 2015 is primarily due to lower average interest rates as a result of QVC's redemption of $500 million principal amount of its 7.375% Senior Secured Notes due 2020 on April 15, 2015 and $769 million principal amount of its 7.5% Senior Secured Notes due 2019 which were redeemed in September 2014. As a result of the redemptions, QVC increased its borrowing on the senior secured credit facility which has lower average interest rates than the senior secured notes mentioned above.
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
During the third quarter of 2014, QVC completed the redemption of $769 million of its 7.5% Senior Secured Notes due 2019. The loss of $48 million was primarily due to premiums paid for the call of these notes.
Refer to note 8 to the consolidated financial statements and the below section, "Financial Position, Liquidity and Capital Resources," for further details.

Income taxes
Our effective tax rate was 37.5%, 37.0% and 35.9% for the years ended December 31, 2016, 2015 and 2014, respectively. For all three years, these rates differ from the U.S. federal income tax rate of 35.0% primarily due to state tax expense. The effective tax rate increased during 2016 due to a change in Federal tax law. In 2016, the U.S. Treasury Department issued new final regulations under Internal Revenue Code Section 987 regarding foreign exchange gains and losses with respect to remittances from foreign branches. An entity is required to reflect the effects of changes in tax laws or rates in income from continuing operations in the interim period that includes the enactment date. This increase was partially offset by a change in the accounting treatment of share-based payments in accordance with an accounting standard update issued by the Financial Accounting Standards Board ("FASB") described in more detail below. The effective tax rate increased during 2015 compared to the prior year primarily due to an increase in a valuation allowance.
Adjusted Operating Income before Depreciation and Amortization ("Adjusted OIBDA")
QVC defines Adjusted OIBDA as net revenue less cost of goods sold, operating expenses and selling, general and administrative expenses (excluding stock-based compensation). QVC's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate the businesses and make decisions about allocating resources among the businesses. QVC believes that this is an important indicator of the operational strength and performance of the businesses, including the ability to service debt and fund capital expenditures. In addition, this measure allows QVC to view operating results, perform analytical comparisons and perform benchmarking among its businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation, amortization and stock-based compensation that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.
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
Seasonality
QVC's business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, QVC has earned, on average, between 22% and 24% of its revenue in each of the first three quarters of the year and between 30% and 32% of its revenue in the fourth quarter of the year.
Financial Position, Liquidity and Capital Resources
General
Historically, QVC's primary sources of cash have been cash provided by operating activities and borrowings. In general, QVC uses this cash to fund its operations, make capital purchases, make payments to Liberty, make interest payments and minimize QVC's outstanding senior secured credit facility balance.
As of December 31, 2016, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
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
5.125% Senior Secured Notes due 2022
On July 2, 2012, QVC issued $500 million principal amount of 5.125% Senior Secured Notes due 2022 at par.
4.375% Senior Secured Notes due 2023
On March 18, 2013, QVC issued $750 million principal amount of 4.375% Senior Secured Notes due 2023 at an issue price of 99.968%. The net proceeds from the issuance of these instruments were used to reduce the outstanding principal under QVC's existing 7.125% Senior Secured Notes due 2017 and the 7.5% Senior Secured Notes due 2019 and the senior secured credit facility, as well as for general corporate purposes.
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
5.95% Senior Secured Notes due 2043
On March 18, 2013, QVC issued $300 million principal amount of 5.95% Senior Secured Notes due 2043 at an issue price of 99.973%. The net proceeds from the issuance of these instruments were used to reduce the outstanding principal of QVC's 7.125% Senior Secured Notes due 2017, the 7.5% Senior Secured Notes due 2019 (which were redeemed in 2014) and the senior secured credit facility, described below, as well as for general corporate purposes.

Senior Secured Credit Facility
On June 23, 2016, QVC entered into the Third Amended and Restated Credit Agreement with zulily as borrowers (collectively, the “Borrowers”) which is a multi-currency facility that provides for a $2.65 billion revolving credit facility with a $300 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Third Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by the Company or zulily with an additional $50 million sub-limit for standby letters of credit. The remaining $2.25 billion and any incremental loans may be borrowed only by the Company. Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.75% depending on the Borrowers’ combined ratio of Consolidated Total Debt to Consolidated EBITDA for the most recent four fiscal quarter period (the “Combined Consolidated Leverage Ratio”). Borrowings that are LIBOR loans will bear interest at a per annum rate equal to the applicable LIBOR rate plus a margin that varies between 1.25% and 1.75% depending on the Borrowers’ Combined Consolidated Leverage Ratio. Because the calculation of the consolidated leverage ratio was revised to include zulily, the effective interest rate margins, on the date that the Third Amended and Restated Credit Agreement was entered into, decreased from the interest rate margins under the previous bank credit facility. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if zulily ceases to be controlled by Liberty, all of its loans must be repaid and its letters of credit cash collateralized. The facility matures on June 23, 2021, except that $140 million of the $2.25 billion commitment available to QVC matures on March 9, 2020. Any amounts prepaid on the revolving facility may be reborrowed. Payment of loans may be accelerated following certain customary events of default. The senior secured credit facility is secured by the capital stock of QVC.
QVC had $744.0 million available under the terms of the senior secured credit facility at December 31, 2016, including the portion available under the $400 million tranche that zulily may also borrow on. The interest rate on the senior secured credit facility was 2.2% at December 31, 2016.
The purpose of the amendment was to, among other things, extend the maturity of our senior secured credit facility , provide zulily the opportunity to borrow on the senior secured credit facility (see note 1 to our consolidated financial statements) and lower the interest rate on borrowings. The payment and performance of the Borrowers’ obligations under the Third Amended and Restated Credit Agreement are guaranteed by each of QVC’s Material Domestic Subsidiaries (as defined in the Third Amended and Restated Credit Agreement). Further, the borrowings under the Third Amended and Restated Credit Agreement are secured, pari passu with QVC’s existing notes, by a pledge of all of QVC’s equity interests. The payment and performance of the Borrowers’ obligations with respect to the $400 million tranche available to both QVC and zulily are also guaranteed by each of zulily’s Material Domestic Subsidiaries (as defined in the Third Amended and Restated Credit Agreement), if any, and are secured by a pledge of all of zulily’s equity interests.
The Third Amended and Restated Credit Agreement contains certain affirmative and negative covenants, including certain restrictions on the Company and zulily and each of their respective restricted subsidiaries (subject to certain exceptions) with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; dissolving, consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; restricting subsidiary distributions; and limiting the Company’s consolidated leverage ratio and the Borrowers’ Combined Consolidated Leverage Ratio.
Other Debt Related Information
As a result of the refinancing transactions discussed above, we incurred an extinguishment loss of $21 million and $48 million for the years ended December 31, 2015 and 2014, respectively, recorded as loss on extinguishment of debt in the consolidated statements of operations. No such transaction occurred in the year ended December 31, 2016.
QVC was in compliance with all of its debt covenants at December 31, 2016.
During 2016, there were no significant changes to QVC's debt credit ratings.
The weighted average interest rate applicable to all of the outstanding debt (excluding capital and build to suit leases) prior to amortization of bond discounts and related debt issuance costs was 3.9% as of December 31, 2016.
At December 31, 2016 and 2015, outstanding trade letters of credit totaled $18 million and $22 million, respectively.

There are no restrictions under the debt agreements on QVC's ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or senior secured credit facility, and QVC's consolidated leverage ratio, and a combined consolidated leverage ratio for both QVC and zulily, would be no greater than 3.5 to 1.0. As a result, Liberty will, in many instances, be permitted to rely on QVC's cash flow for servicing Liberty's debt and for other purposes, including repurchases of Liberty's common stock, or to fund acquisitions or other operational requirements of Liberty and its subsidiaries. These events may increase accumulated deficit or require QVC to borrow under the senior secured credit facility, increasing QVC's leverage and decreasing liquidity. QVC has made significant distributions to Liberty in the past. See “Item 1. Business - Liberty Relationship and Related Party Transactions.”
Additional Cash Flow Information
During the year ended December 31, 2016, QVC's primary uses of cash were $1,733 million of principal payments on debt and capital lease obligations, $703 million of dividends to Liberty, $217 million of capital and cable and satellite television distribution rights expenditures, $39 million in dividend payments from QVC-Japan to Mitsui and $9 million of other financing activities. These uses of cash were funded primarily with $1,505 million of principal borrowings from the senior secured credit facility and $1,178 million of cash provided by operating activities. As of December 31, 2016, QVC's cash and cash equivalents balance (excluding restricted cash) was $284 million.
The change in cash provided by operating activities for the year ended December 31, 2016 compared to the previous year was primarily due to variances in accounts receivable, prepaid expenses and other current assets and inventories, offset by variances in accrued liabilities and accounts payable. The variance in accounts receivable is due to a decrease in Easy-Pay usage, mostly in the U.S. The decrease in prepaid expenses and other current assets is mainly due to the favorability of the foreign exchange forward contract maturity. The inventory variance is due to the gross inventory increase in the prior year mainly in the U.S due to increase in demand and timing of receipts. The variance in accounts payable is primarily due to the timing of payments to vendors. The accrued liabilities variance is due to the timing of payments to vendors mainly in the U.S. and a decrease in compensation accruals.
As of December 31, 2016, $159 million of the $284 million in cash and cash equivalents was held by foreign subsidiaries. Cash in foreign subsidiaries is generally accessible, but certain tax consequences may reduce the net amount of cash we are able to utilize for U.S. purposes. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 72% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
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
The change in cash provided by operating activities for the year ended December 31, 2015 compared to the previous year was primarily due to variances in accounts receivable, inventories and accounts payable, offset by variances in accrued liabilities. The variance in accounts receivable was due to an increase in Easy-Pay usage, mostly in the U.S., while the inventory increase was due to gross inventory increase in the U.S due to increase in demand and timing of receipts. The variances in accounts payable and accrued liabilities were primarily due to the timing of payments to vendors.
During the year ended December 31, 2014, QVC's primary uses of cash were $3,049 million of principal payments on debt and capital lease obligations, $1,765 million of dividends to Liberty, $214 million of capital and cable and satellite television distribution rights expenditures, $32 million in premiums paid for the call of QVC's then existing 7.5% Senior Secured Notes due 2019 and $42 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,852 million of principal borrowings on the senior secured credit facility, $1,997 million in proceeds from the issuance of the 3.125% Senior Secured Notes due 2019, 4.85% Senior Secured Notes due 2024, 4.45% Senior Secured Notes due 2025, and the 5.45% Senior Secured Notes due 2034 and $1,229 million of cash provided by operating activities. As of December 31, 2014, QVC's cash and cash equivalents balance (excluding restricted cash) was $347 million.
Other
Capital expenditures spending in 2017 is expected to be between $180 and $190 million.

On July 2, 2015, QVC entered into a lease (the “Lease”) for a new California distribution center. Pursuant to the Lease, the landlord built an approximately one million square foot rental building in Ontario, California (the “Premises”), and thereafter leased the Premises to QVC as its new California distribution center for an initial term of 15 years. Under the Lease, QVC is required to pay an initial base rent of approximately $6 million a year, increasing to approximately $8 million a year by the final year of the initial term, as well as all real estate taxes and other building operating costs. QVC also has an option to extend the term of the Lease for up to two consecutive terms of 10 years each.
QVC has the right to obtain the Premises and related land from the landlord by entering into an amended and restated lease at any time during the twenty-fifth or twenty-sixth months of the Lease's initial term with a $10 million initial payment and annual payments of $12 million over a term of 13 years.
We concluded that we were the deemed owner (for accounting purposes only) of the Premises during the construction period under build to suit lease accounting. Building construction began in July of 2015. During the construction period, we recorded estimated project construction costs incurred by the landlord as a projects in progress asset and a corresponding long-term liability in "Property and equipment, net" and "Other long-term liabilities," respectively, on our consolidated balance sheet. In addition, we paid for normal tenant improvements and certain structural improvements and recorded these amounts as part of the projects in progress asset. Upon completion of construction, the long-term liability was reclassified to debt. As of December 31, 2016, the liability related to the California distribution center was $105 million, of which $89 million was incurred during the twelve months ended December 31, 2016.
On August 29, 2016, the California distribution center officially opened. The Company evaluated whether the Lease met the criteria for "sale-leaseback" treatment under U.S. GAAP and concluded that it did not. Therefore, the Company treats the Lease as a financing obligation and lease payments will be attributed to: (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense representing an imputed cost to lease the underlying land of the Premises. In addition, the building asset will be depreciated over its estimated useful life of 20 years. Although the Company did not begin making monthly lease payments pursuant to the Lease until February 2017, the portion of the lease obligations allocated to the land has been treated for accounting purposes as an operating lease that commenced in 2015. If the Company does not exercise its right to purchase the Premises and related land, the Company will derecognize both the net book values of the asset and the financing obligation at the conclusion of the lease term.
Refer to the chart under the "Off-balance Sheet Arrangements and Aggregate Contractual Obligations" section below for additional information concerning the amount and timing of expected future payments under QVC's contractual obligations at December 31, 2016.
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
Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations at December 31, 2016 is summarized below:

	Payments due by period
(in millions)	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt (1)	$—	—	400	—	1,596	3,150	5,146
Interest payments (2)	205	204	198	192	172	908	1,879
Capital lease obligations (including imputed interest)	12	14	14	11	10	13	74
Operating lease obligations	19	17	12	9	8	67	132
Build to suit lease	5	6	6	6	6	67	96
Purchase obligations and other	$399	33	15	4	—	—	451
(1) Amounts exclude capital lease obligations and the issue discounts on the 3.125%, 4.375%, 4.85%, 4.45%, 5.45% and 5.95% Senior Secured Notes.
(2) Amounts (i) are based on the terms of QVC's senior secured credit facility and senior secured notes, (ii) assume the interest rates on the floating rate debt remain constant at the rates in effect as of December 31, 2016, (iii) assume that our existing debt is repaid at maturity and (iv) exclude capital and build to suit lease obligations.

Recent Accounting Pronouncements
On May 28, 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued ASU No. 2016-08 which clarifies principal versus agent considerations, in April 2016, the FASB issued ASU No. 2016-10 which clarifies the identification of performance obligations and the implementation guidance for licensing, and in May 2016, the FASB issued ASU No. 2016-12 which clarifies assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. The Company has reviewed the applicable ASU and has not yet selected a transition method. At the current time, the Company has not quantified the effects of this pronouncement, but it is working through the relevant aspects to evaluate the quantitative effects of the new guidance. However, the Company expects to elect the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when its payment terms are less than one year. The Company plans to be able to quantify the effects of these ASUs no later than the fourth quarter of 2017. The Company is currently assessing the presentation and financial disclosures to evaluate the impact of the amended guidance on the Company's existing revenue recognition policies and procedures. The Company will continue to provide updates as to the progress of the Company's evaluation in its quarterly reports during 2017.
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
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The new principle is part of the FASB’s simplification initiative and applies to entities that measure inventory using a method other than last-in, first-out ("LIFO") or the retail inventory method. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016. The Company has determined there is no significant effect of the standard on its ongoing financial reporting.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 with early adoption permitted. The Company adopted this guidance in the third quarter of 2016. In accordance with the new guidance, excess tax benefits and tax deficiencies are recognized as income tax benefit or expense rather than as additional paid-in capital. The Company has elected to recognize forfeitures as they occur rather than continue to estimate expected forfeitures which resulted in an inconsequential effect to the consolidated statement of operations for the year ended December 31, 2016. In addition, pursuant to the new guidance, excess tax benefits are classified as an operating activity on the consolidated statements of cash flows. The recognition of excess tax benefits and deficiencies are applied prospectively from January 1, 2016. Refer to the "Reclassifications" section in note 1 to our consolidated financial statements for additional detail of the adoption of this guidance.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues to reduce the diversity in practice for appropriate classification on the statement of cash flows. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The Company does not expect the adoption will have a material effect on its consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption will have a material effect on the consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the measurement for impairment by calculating the difference between the carrying amount and the fair value of the reporting unit. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption will have a material effect on the consolidated financial statements.
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
For the year ended December 31, 2016, QVC performed only qualitative assessments as it was more likely than not that the carrying values exceeded the fair values for each of the reporting units.
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
There were no goodwill and other intangible asset impairments in the year ended December 31, 2016.
The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 were as follows:

(in millions)	QVC-U.S.	QVC-Germany	QVC-Japan	QVC-U.K.	QVC-Italy	Total
Balance as of December 31, 2014	$4,190	308	253	203	137	5,091
Exchange rate fluctuations	—	(30)	(2)	(10)	(14)	(56)
Balance as of December 31, 2015	4,190	278	251	193	123	5,035
Exchange rate fluctuations	—	(11)	7	(32)	(4)	(40)
Balance as of December 31, 2016	$4,190	267	258	161	119	4,995
Retail related adjustments and allowances
QVC records adjustments and allowances for sales returns, inventory obsolescence and uncollectible receivables. Each of these adjustments is estimated based on historical experience. Sales returns are calculated as a percent of sales and are netted against revenue in the consolidated statement of operations. For the years ended December 31, 2016, 2015 and 2014, sales returns represented 18.3%, 19.1% and 19.4% of gross product revenue, respectively. The inventory obsolescence reserve is calculated as a percent of inventory at the end of a reporting period based on, among other factors, the average inventory balance for the preceding twelve months and historical experience with liquidated inventory. The change in the reserve is included in cost of goods sold in the consolidated statements of operations. At December 31, 2016, inventory was $950 million, which was net of the obsolescence adjustment of $76 million. At December 31, 2015, inventory was $929 million, which was net of the obsolescence adjustment of $84 million. The allowance for doubtful accounts is calculated as a percent of accounts receivable at the end of a reporting period, and it is based on historical experience, with the change in such allowance being recorded as bad debt expense in the consolidated statements of operations. At December 31, 2016, trade accounts receivable were $1,246 million, net of the allowance for doubtful accounts of $97 million. At December 31, 2015, trade accounts receivable were $1,370 million, net of the allowance for doubtful accounts of $86 million. Each of these adjustments requires management judgment. Actual results could differ from management's estimates.

Accounting for income taxes
QVC is required to estimate the amount of tax payable or refundable for the current year and the deferred income tax liabilities and assets for the future tax consequences of events that have been reflected in the financial statements or tax returns for each taxing jurisdiction in which QVC operates. This process requires management to make judgments regarding the timing and probability of the ultimate tax impact of the various agreements and transactions into which QVC enters. Based on these judgments, QVC may record tax reserves or adjustments to valuation allowances on deferred tax assets to reflect the expected realizability of future tax benefits. Tax benefits from uncertain tax positions may be recognized when it is more likely than not that the position will be sustained. A valuation allowance is provided when it is more likely than not that some portion of a deferred tax asset will not be realized. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which QVC operates, QVC's inability to generate sufficient future taxable income or unpredicted results from the final determination of each year's liability by taxing authorities. These changes could have a significant impact on QVC's financial position.
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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at December 31, 2016:

(in millions, except percentages)	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	—	—	400	—	3,150	3,550	3,496
Weighted average interest rate on fixed rate debt	—%	—%	—%	3.1%	—%	4.9%	4.7%	N/A
Variable rate debt	$—	—	—	—	—	1,596	1,596	1,596
Average interest rate on variable rate debt	—%	—%	—%	—%	—%	2.2%	2.2%	N/A
(1) Amounts exclude capital and build to suit lease obligations and the issue discounts on the 3.125%, 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
N/A - Not applicable.
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in gain on financial instruments in our consolidated statement of operations. At December 31, 2016, the fair value of the swap instrument was in a net asset position of approximately $2 million which was included in other noncurrent assets. A 1% change in the one-month U.S. LIBOR rate (floating portion of the interest rate swap) will result in a change in the value of the swap instrument less than $1 million.

Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the years ended December 31, 2016, 2015 and 2014 would have been impacted by approximately $4 million, $5 million, and $7 million respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The senior secured credit facility provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of December 31, 2016, 2015 and 2014, no borrowings in foreign currencies were outstanding.
Item 8. Financial Statements and Supplementary Data
The consolidated financial statements of QVC are filed under this Item 8, beginning on page II-21. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Management’s Report on Internal Control Over Financial Reporting
See page II-19 for Management's Report on Internal Control Over Financial Reporting.
Remediation Plan for Material Weakness in Internal Control Over Financial Reporting
See “Item 9A. Controls and Procedures - Management’s Report on Internal Control Over Financial Reporting” and “Item 9A. Controls and Procedures - Remediation Plan For Material Weakness in Internal Control Over Financial Reporting” contained in the Company’s report on Form 10-K for the fiscal year ended December 31, 2015 (the "2015 Form 10-K") for disclosure of information about the material weakness that was reported as a result of the Company’s annual assessment as of December 31, 2015 and remediation plans for that material weakness.
In response to the material weakness identified in Management’s Report on Internal Control Over Financial Reporting as set forth in Part II, Item 9A in the 2015 Form 10-K, the Company developed a plan with oversight from the Audit Committee of the Board of Directors of Liberty to remediate the material weakness. The remediation efforts implemented include the following:

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
For the quarter ended December 31, 2016 the Company completed the testing and evaluation of the operating effectiveness of the controls, and based on the results of the testing, the controls were determined to be designed and operating effectively as of December 31, 2016. Accordingly, the Company concluded the previously reported material weakness was remediated as of December 31, 2016.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2016, the Company continued to review the design of its controls, made adjustments and continued to alleviate the noted control deficiencies. Other than these items, there was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
QVC, Inc.'s (the "Company") management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2016, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation the Company's management believes that, as of December 31, 2016, its internal control over financial reporting is effective.
This Annual Report on Form 10-K does not include an audit report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's Report On Internal Control Over Financial Reporting was not subject to audit by the Company's independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

Report of Independent Registered Public Accounting Firm
The Stockholder-Director of QVC, Inc.:
We have audited the accompanying consolidated balance sheets of QVC, Inc. and subsidiaries (the "Company"), a wholly owned subsidiary of Liberty Interactive Corporation, as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QVC, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Philadelphia, Pennsylvania
February 28, 2017

QVC, Inc.
Consolidated Balance Sheets
December 31, 2016 and 2015

(in millions, except share amounts)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$284	327
Restricted cash	10	11
Accounts receivable, less allowance for doubtful accounts of $97 at December 31, 2016 and $86 at December 31, 2015	1,246	1,370
Inventories	950	929
Prepaid expenses and other current assets	46	42
Total current assets	2,536	2,679
Property and equipment, net of accumulated depreciation of $1,004 at December 31, 2016 and $941 at December 31, 2015	1,031	1,002
Cable and satellite television distribution rights, net	183	339
Goodwill	4,995	5,035
Other intangible assets, net	2,738	2,936
Other noncurrent assets	62	67
Total assets	$11,545	12,058
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$14	9
Accounts payable-trade	678	658
Accrued liabilities	769	872
Total current liabilities	1,461	1,539
Long-term portion of debt and capital lease obligations	5,275	5,393
Deferred income taxes	778	827
Other long-term liabilities	136	181
Total liabilities	7,650	7,940
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	6,851	6,827
Accumulated deficit	(2,832)	(2,669)
Accumulated other comprehensive loss	(224)	(140)
Total QVC, Inc. stockholder's equity	3,795	4,018
Noncontrolling interest	100	100
Total equity	3,895	4,118
Total liabilities and equity	$11,545	12,058

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Operations
Years ended December 31, 2016, 2015 and 2014

(in millions)	2016	2015	2014
Net revenue	$8,682	8,743	8,801
Cost of goods sold	5,540	5,528	5,547
Gross profit	3,142	3,215	3,254
Operating expenses:
Operating	606	607	618
Selling, general and administrative, including stock-based compensation	728	745	770
Depreciation	142	134	135
Amortization	463	454	452
	1,939	1,940	1,975
Operating income	1,203	1,275	1,279
Other (expense) income:
Equity in losses of investee	(6)	(9)	(8)
Gains on financial instruments	2	—	—
Interest expense, net	(210)	(208)	(239)
Foreign currency gain	38	14	3
Loss on extinguishment of debt	—	(21)	(48)
	(176)	(224)	(292)
Income before income taxes	1,027	1,051	987
Income tax expense	(385)	(389)	(354)
Net income	642	662	633
Less net income attributable to the noncontrolling interest	(38)	(34)	(39)
Net income attributable to QVC, Inc. stockholder	$604	628	594

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Comprehensive Income
Years ended December 31, 2016, 2015 and 2014

(in millions)	2016	2015	2014
Net income	$642	662	633
Foreign currency translation adjustments, net of tax	(83)	(102)	(191)
Total comprehensive income	559	560	442
Comprehensive income attributable to noncontrolling interest	(39)	(33)	(26)
Comprehensive income attributable to QVC, Inc. stockholder	$520	527	416

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Cash Flows
Years ended December 31, 2016, 2015 and 2014

(in millions)	2016	2015	2014
Operating activities:
Net income	$642	662	633
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of investee	6	9	8
Deferred income taxes	(43)	(90)	(202)
Foreign currency gain	(38)	(14)	(3)
Depreciation	142	134	135
Amortization	463	454	452
Change in fair value of financial instruments and noncash interest	5	7	9
Loss on extinguishment of debt	—	21	48
Stock-based compensation	32	31	44
Change in other long-term liabilities	(8)	—	47
Effects of changes in working capital items	(23)	(186)	58
Net cash provided by operating activities	1,178	1,028	1,229
Investing activities:
Capital expenditures	(179)	(215)	(183)
Expenditures for cable and satellite television distribution rights	(38)	(72)	(31)
Decreases in restricted cash	1	—	2
Changes in other noncurrent assets	(1)	—	—
Other investing activities	(3)	2	1
Net cash used in investing activities	(220)	(285)	(211)
Financing activities:
Principal payments of debt and capital lease obligations	(1,733)	(2,177)	(3,049)
Principal borrowings of debt from senior secured credit facility	1,505	2,974	1,852
Proceeds from issuance of senior secured notes, net of original issue discount	—	—	1,997
Payment of debt origination fees	(2)	(3)	(24)
Payment of bond premium fees	—	(18)	(32)
Dividends paid to Liberty	(703)	(1,485)	(1,765)
Dividends paid to noncontrolling interest	(39)	(36)	(42)
Other financing activities	(9)	(15)	(19)
Net cash used in financing activities	(981)	(760)	(1,082)
Effect of foreign exchange rate changes on cash and cash equivalents	(20)	(3)	(46)
Net decrease in cash and cash equivalents	(43)	(20)	(110)
Cash and cash equivalents, beginning of period	327	347	457
Cash and cash equivalents, end of period	$284	327	347
Effects of changes in working capital items:
Decrease (increase) in accounts receivable	$117	(178)	(96)
(Increase) decrease in inventories	(38)	(68)	20
Decrease (increase) in prepaid expenses and other current assets	29	(9)	(1)
Increase in accounts payable-trade	22	27	172
(Decrease) increase in accrued liabilities and other	(153)	42	(37)
Effects of changes in working capital items	$(23)	(186)	58
Supplemental cash flow information:
Cash paid for taxes-to Liberty	$395	330	375
Cash paid for taxes-other	105	141	98
Cash paid for interest	210	223	211

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statement of Equity
Years ended December 31, 2016, 2015 and 2014

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2013	1	$—	6,703	(620)	139	119	6,341
Net income	—	—	—	594	—	39	633
Foreign currency translation adjustments, net of tax	—	—	—	—	(178)	(13)	(191)
Dividends paid to Liberty and noncontrolling interest and other	—	—	—	(1,779)	—	(42)	(1,821)
Impact of tax liability allocation and indemnification agreement with Liberty	—	—	35	—	—	—	35
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	(11)	—	—	—	(11)
Excess tax benefit resulting from stock-based compensation	—	—	16	—	—	—	16
Stock-based compensation	—	—	44	—	—	—	44
Balance, December 31, 2014	1	—	6,787	(1,805)	(39)	103	5,046
Net income	—	—	—	628	—	34	662
Foreign currency translation adjustments, net of tax	—	—	—	—	(101)	(1)	(102)
Dividends paid to Liberty and noncontrolling interest and other	—	—	—	(1,492)	—	(36)	(1,528)
Impact of tax liability allocation and indemnification agreement with Liberty	—	—	18	—	—	—	18
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	(9)	—	—	—	(9)
Stock-based compensation	—	—	31	—	—	—	31
Balance, December 31, 2015	1	—	6,827	(2,669)	(140)	100	4,118
Net income	—	—	—	604	—	38	642
Foreign currency translation adjustments, net of tax	—	—	—	—	(84)	1	(83)
Dividends paid to Liberty and noncontrolling interest and other	—	—	—	(703)	—	(39)	(742)
Impact of tax liability allocation and indemnification agreement with Liberty	—	—	—	(64)	—	—	(64)
Withholding taxes on net share settlements of stock-based compensation	—	—	(8)	—	—	—	(8)
Stock-based compensation	—	—	32	—	—	—	32
Balance, December 31, 2016	1	$—	6,851	(2,832)	(224)	100	3,895

See accompanying notes to the consolidated financial statements

QVC, Inc.
Notes to Consolidated Financial Statements

(1) Basis of Presentation
QVC, Inc. and its consolidated subsidiaries ("QVC" or the "Company") is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications.
In the United States ("U.S."), QVC's live programming is distributed via its nationally televised shopping program 24 hours per day, 364 days per year ("QVC-U.S."). Internationally, QVC's program services are based in Germany, the United Kingdom ("U.K."), Italy, Japan and France.
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
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the years ended December 31, 2016, 2015 and 2014, QVC-Japan paid dividends to Mitsui of $39 million, $36 million and $42 million, respectively.
The Company also has a joint venture with CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR''). The Company owns a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS operates a retail business in China through a shopping television channel with an associated website. Live programming is distributed for 15 hours per day and recorded programming for nine hours per day. This joint venture is accounted for as an equity method investment recorded as equity in losses of investee in the consolidated statements of operations.
The Company is an indirect wholly owned subsidiary of Liberty Interactive Corporation ("Liberty"), which owns interests in a broad range of digital commerce businesses. On October 3, 2014, the Company declared and paid a dividend in cash to Liberty in the amount of $1 billion with funds drawn from the Company's credit facility. Additionally, Liberty reattributed from the Interactive Group to the Ventures Group $970 million in cash and certain of its digital commerce companies, including Backcountry.com, Inc., Bodybuilding.com, LLC, CommerceHub, Inc. ("CommerceHub"), Provide Commerce, Inc. and Evite, Inc. As a result of these transactions, the Interactive Group is now referred to as the QVC Group, which tracks the economic performance, assets and liabilities of the Company, zulily (defined below) (as of October 1, 2015) and Liberty's 38% equity interest in HSN, Inc., one of the Company's two closest televised shopping competitors, along with cash and certain liabilities. The Liberty Interactive tracking stock trading symbol "LINTA" was changed to "QVCA" and the "LINTB" tracking stock trading symbol was changed to "QVCB," effective October 7, 2014. Effective June 4, 2015, the name of the “Liberty Interactive common stock” was changed to the “QVC Group common stock.” The QVC Group does not represent a separate legal entity; rather, it represents those businesses, assets and liabilities that are attributed to that group.
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
Additionally, on June 23, 2016, QVC amended and restated its senior secured credit facility (the "Third Amended and Restated Credit Agreement") increasing the revolving credit facility from $2.25 billion to $2.65 billion as explained further in note 8.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

The consolidated financial statements include the accounts of QVC, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.
(2) Summary of Significant Accounting Policies
(a) Cash and cash equivalents
All highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents were $113 million and $218 million at December 31, 2016 and 2015, respectively. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair values (Level 1).
(b) Restricted cash
Restricted cash at December 31, 2016 and 2015 primarily includes a cash deposit with a third party trustee that provides financial assurance that the Company will fulfill its obligations in relation to claims under its workers' compensation policy.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(h) Goodwill
Goodwill represents the excess of costs over the fair value of the net assets of businesses acquired. Goodwill is not amortized. Goodwill is tested annually for impairment, and more frequently if events and circumstances indicated that the asset might be impaired. An impairment loss would be recognized to the extent that the carrying amount exceeded the reporting unit's fair value.
The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 were as follows:

(in millions)	QVC-U.S.	QVC-Germany	QVC-Japan	QVC-U.K.	QVC-Italy	Total
Balance as of December 31, 2014	$4,190	308	253	203	137	5,091
Exchange rate fluctuations	—	(30)	(2)	(10)	(14)	(56)
Balance as of December 31, 2015	4,190	278	251	193	123	5,035
Exchange rate fluctuations	—	(11)	7	(32)	(4)	(40)
Balance as of December 31, 2016	$4,190	267	258	161	119	4,995
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
There were no goodwill impairments recorded during the years ended December 31, 2016, 2015 and 2014.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

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
The Company's general policy is to allow customers to return merchandise for up to thirty days after the date of shipment. An allowance for returned merchandise is provided at the time revenue is recorded as a percentage of sales based on historical experience. The total reduction in net revenue due to returns for the years ended December 31, 2016, 2015 and 2014 aggregated to $1,815 million, $1,939 million and $2,023 million, respectively.
A summary of activity in the allowance for sales returns, recorded on a net margin basis, was as follows:

(in millions)	Balance beginning of year	Additions- charged to earnings	Deductions	Balance end of year
2016	$103	1,010	(1,020)	93
2015	109	1,213	(1,219)	103
2014	106	1,253	(1,250)	109
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
(l) Advertising costs
Advertising costs are expensed as incurred. Advertising costs amounted to $84 million, $87 million and $92 million for the years ended December 31, 2016, 2015 and 2014, respectively. These costs were included in selling, general and administrative expenses in the consolidated statements of operations.
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
(o) Derivatives
The Company accounts for derivatives and hedging activities in accordance with standards issued by the Financial Accounting Standards Board ("FASB"), which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Fair value is based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. For derivatives designated as hedges, changes in the fair value are either offset against the changes in fair value of the designated hedged item through earnings or recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings.
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
During the years ended December 31, 2016 and 2015, QVC entered into hedges of a net investment in a foreign subsidiary. The purpose of the hedges was to protect QVC's investment in the foreign subsidiary against the variability of the U.S. Dollar and Euro exchange rate. On December 19, 2016, this hedge instrument matured, resulting in a gain that was recognized in other comprehensive income. For additional information, refer to note 14.
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in gain on financial instruments in the accompanying consolidated statement of operations. At December 31, 2016, the fair value of the swap instrument was in a net asset position of approximately $2 million which was included in other noncurrent assets.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

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
(s) Investment in affiliate
The Company holds an investment in China that is accounted for using the equity method. The equity method of accounting is used when the Company exercises significant influence, but does not have operating control, generally assumed to be 20%-50% ownership. Under the equity method, original investments are recorded at cost and adjusted by their share of undistributed earnings or losses of these companies. The excess of the Company's cost on its underlying interest in the net assets of the affiliate is allocated to identifiable intangible assets and goodwill. Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.
On July 4, 2012, the Company entered into a joint venture with CNR for a 49% interest in CNRS. The CNRS joint venture is accounted for as an equity method investment as a component of other noncurrent assets on the consolidated balance sheets and equity in losses of investee in the consolidated statements of operations. CNRS operates a retailing business in China through a televised shopping channel with an associated website. CNRS is headquartered in Beijing, China. The joint venture's strategy is to combine CNRS' knowledge of the digital shopping market and consumers in China with QVC's global experience and know-how in multimedia retailing.
The current investment in CNRS is approximately $40 million classified within other noncurrent assets on the balance sheet.
(t) Use of estimates in the preparation of consolidated financial statements
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates include, but are not limited to, sales returns, uncollectible receivables, inventory obsolescence, medical and other benefit related costs, depreciable lives of fixed assets, internally developed software, valuation of acquired intangible assets and goodwill, income taxes and stock-based compensation.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(u) Recent accounting pronouncements
On May 28, 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued ASU No. 2016-08 which clarifies principal versus agent considerations, in April 2016, the FASB issued ASU No. 2016-10 which clarifies the identification of performance obligations and the implementation guidance for licensing, and in May 2016, the FASB issued ASU No. 2016-12 which clarifies assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. The Company has reviewed the applicable ASU and has not yet selected a transition method. At the current time, the Company has not quantified the effects of this pronouncement, but it is working through the relevant aspects to evaluate the quantitative effects of the new guidance. However, the Company expects to elect the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when its payment terms are less than one year. The Company plans to be able to quantify the effects of these ASUs no later than the fourth quarter of 2017. The Company is currently assessing the presentation and financial disclosures to evaluate the impact of the amended guidance on the Company's existing revenue recognition policies and procedures. The Company will continue to provide updates as to the progress of the Company's evaluation in its quarterly reports during 2017.
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
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The new principle is part of the FASB’s simplification initiative and applies to entities that measure inventory using a method other than last-in, first-out ("LIFO") or the retail inventory method. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016. The Company has determined there is no significant effect of the standard on its ongoing financial reporting.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 with early adoption permitted. The Company adopted this guidance in the third quarter of 2016. In accordance with the new guidance, excess tax benefits and tax deficiencies are recognized as income tax benefit or expense rather than as additional paid-in capital. The Company has elected to recognize forfeitures as they occur rather than continue to estimate expected forfeitures which resulted in an inconsequential effect to the consolidated statement of operations for the year ended December 31, 2016. In addition, pursuant to the new guidance, excess tax benefits are classified as an operating activity on the consolidated statements of cash flows. The recognition of excess tax benefits and deficiencies are applied prospectively from January 1, 2016. Refer to the "Reclassifications" section below for additional detail of the adoption of this guidance.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues to reduce the diversity in practice for appropriate classification on the statement of cash flows. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The Company does not expect the adoption will have a material effect on its consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption will have a material effect on the consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the measurement for impairment by calculating the difference between the carrying amount and the fair value of the reporting unit. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption will have a material effect on the consolidated financial statements.
(v) Reclassifications
Certain prior period amounts have been reclassified to conform with current period presentation. For the years ended December 31, 2015 and 2014, the Company has reclassified excess tax benefits from stock-based compensation of less than $1 million and approximately $16 million, respectively, on the consolidated statements of cash flows from other financing activities to accrued liabilities and other in relation to the adoption of ASU 2016-09.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

In 2014, QVC-U.S. amended and restated its agreement with a large consumer financial services company (the "Bank") pursuant to which the Bank provides revolving credit directly to QVC's customers for the sole purpose of purchasing merchandise or services with a QVC branded credit card ("Q Card"). The Company receives a portion of the net economics of the credit card program. The Company cannot predict the extent to which customers will use the Q Card, nor the extent that they will make payments on their outstanding balances. The net amount of finance income resulting from credit card operations is included as a reduction of selling, general and administrative expenses and was $100 million, $92 million and $80 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company also accepts major credit cards for its sales. Accounts receivable from major credit cards represents amounts owed to QVC from the credit card clearing houses for amounts billed but not yet collected.
Accounts receivable consisted of the following:

	December 31,
(in millions)	2016	2015
QVC Easy-Pay plan	$1,054	1,197
Major credit cards and customers	221	192
Other receivables	68	67
	1,343	1,456
Less allowance for doubtful accounts	(97)	(86)
Accounts receivable, net	$1,246	1,370
A summary of activity in the allowance for doubtful accounts was as follows (in millions):

(in millions)	Balance beginning of year	Additions- charged to expense	Deductions- write-offs	Balance end of year
2016	$86	107	(96)	97
2015	91	82	(87)	86
2014	83	92	(84)	91
The carrying value of accounts receivable, adjusted for the reserves described above, approximates fair value as of December 31, 2016, 2015 and 2014.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(4) Property and Equipment, Net
Property and equipment consisted of the following:

	December 31,		Estimated useful
(in millions)	2016	2015	life
Land	$81	82	N/A
Buildings and improvements	1,048	945	8 - 20 years
Furniture and other equipment	447	413	2 - 8 years
Broadcast equipment	135	129	3 - 5 years
Computer equipment	146	157	2 - 4 years
Transponders (note 9)	150	148	8 - 15 years
Projects in progress	28	69	N/A
	2,035	1,943
Less accumulated depreciation	(1,004)	(941)
Property and equipment, net	$1,031	1,002
Disposal of assets reduced property and equipment by $65 million and $42 million for the years ended December 31, 2016 and 2015, respectively.
(5) Cable and Satellite Television Distribution Rights, Net
Cable and satellite television distribution rights consisted of the following:

(in millions)	2016	2015
Cable and satellite television distribution rights	$2,279	2,259
Less accumulated amortization	(2,096)	(1,920)
Cable and satellite television distribution rights, net	$183	339
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
Cable and satellite television distribution rights are amortized using the straight-line method over the lives of the individual agreements. The remaining weighted average lives of the cable and satellite television distribution rights was approximately 2.1 years at December 31, 2016. Amortization expense for cable and satellite television distribution rights was $193 million, $189 million and $185 million for the years ended December 31, 2016, 2015 and 2014, respectively.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

As of December 31, 2016, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

2017	$131
2018	23
2019	14
2020	12
2021	3
The decrease in future amortization expense in 2018 is primarily due to the end of affiliation agreement terms for contracts in place at the time of Liberty's acquisition of QVC in 2003.
In return for carrying QVC's signals, each programming distributor in the U.S. receives an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs and from certain Internet sales to customers located in the programming distributors' service areas. In Germany, Japan, the U.K., Italy and France, programming distributors predominately receive an agreed-upon annual fee, a monthly fee per subscriber regardless of the net sales, a variable percentage of net sales or some combination of the above arrangements. The Company recorded expense related to these commissions of $298 million, $293 million and $299 million for the years ended December 31, 2016, 2015 and 2014, respectively, which is included as part of operating expenses in the consolidated statements of operations.
(6) Other Intangible Assets, Net
Other intangible assets consisted of the following:

December 31,
	2016			2015			Weighted average remaining life (years)
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$646	(466)	180	625	(418)	207	2.6
Affiliate and customer relationships	2,397	(2,274)	123	2,409	(2,115)	294	1.0
Debt origination fees	8	(1)	7	9	(2)	7	4.5
Trademarks (indefinite life)	2,428	—	2,428	2,428	—	2,428	N/A
	$5,479	(2,741)	2,738	5,471	(2,535)	2,936	2.0
N/A - Not applicable.
Disposal of assets reduced other intangible assets by $52 million and $29 million for the years ended December 31, 2016 and 2015.
Amortization expense for other intangible assets was $270 million, $265 million and $267 million for the years ended December 31, 2016, 2015 and 2014, respectively.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

As of December 31, 2016, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

2017	$204
2018	68
2019	32
2020	5
2021	1
The decrease in future amortization expense in 2018 is primarily due to the end of the useful lives of the affiliate and customer relationships in place at the time of Liberty's acquisition of QVC in 2003.
(7) Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
(in millions)	2016	2015
Accounts payable non-trade	$215	240
Income taxes	120	116
Allowance for sales returns	93	103
Accrued compensation and benefits	92	116
Deferred revenue	69	83
Sales and other taxes	62	79
Accrued interest	58	58
Other	60	77
	$769	872

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(8) Long-Term Debt
Long-term debt consisted of the following:

	December 31,
(in millions)	2016	2015
3.125% Senior Secured Notes due 2019, net of original issue discount	$399	399
5.125% Senior Secured Notes due 2022	500	500
4.375% Senior Secured Notes due 2023, net of original issue discount	750	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	600
4.45% Senior Secured Notes due 2025, net of original issue discount	599	599
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
Senior secured credit facility	1,596	1,815
Capital lease obligations	69	72
Build to suit lease obligation (1)	105	—
Less debt issuance costs, net	(28)	(32)
Total debt and capital lease obligations	5,289	5,402
Less current portion	(14)	(9)
Long-term portion of debt and capital lease obligations	$5,275	5,393
(1) At December 31, 2015, the build to suit lease liability (note 9) was presented in other long term liabilities.
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and certain of its subsidiaries and have equal priority to the senior secured credit facility. The interest on all of QVC's senior secured notes is payable semi-annually.
(a) 3.125% Senior Secured Notes due 2019
On March 18, 2014, QVC issued $400 million principal amount of 3.125% Senior Secured Notes due 2019 at an issue price of 99.828%. The net proceeds from the offerings of these notes were used to repay indebtedness under QVC’s senior secured credit facility and for working capital and other general corporate purposes.
(b) 7.5% Senior Secured Notes due 2019
On September 25, 2009, QVC issued $1 billion principal amount of 7.5% Senior Secured Notes due 2019 at an issue price of 98.278% (not presented within the above table due to zero balance at both December 31, 2016 and 2015). On March 18, 2013, $231 million of the 7.5% Senior Secured Notes due 2019 were tendered whereby holders of the 7.5% Senior Secured Notes due 2019 received consideration of $1,120 for each $1,000 of principal tendered. On September 8, 2014, QVC completed the redemption of the remaining balance outstanding on these notes. Holders of the notes received consideration of $1,042.05 for each $1,000 of principal tendered.
(c) 7.375% Senior Secured Notes due 2020
On March 23, 2010, QVC issued $500 million principal amount of 7.375% Senior Secured Notes due 2020 at par (not presented within the above table due to zero balance at both December 31, 2016 and 2015). On April 15, 2015, QVC completed the redemption of the 7.375% Senior Secured Notes due 2020, whereby holders received consideration of $1,036.88 for each $1,000 of principal tendered.
(d) 5.125% Senior Secured Notes due 2022
On July 2, 2012, QVC issued $500 million principal amount of 5.125% Senior Secured Notes due 2022 at par.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(e) 4.375% Senior Secured Notes due 2023
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
(f) 4.85% Senior Secured Notes due 2024
On March 18, 2014, QVC issued $600 million principal amount of 4.85% Senior Secured Notes due 2024 at an issue price of 99.927%. The net proceeds from the offerings of these notes were used to repay indebtedness under QVC’s senior secured credit facility and for working capital and other general corporate purposes.
(g) 4.45% Senior Secured Notes due 2025
On August 21, 2014, QVC issued $600 million principal amount of 4.45% Senior Secured Notes due 2025 at an issue price of 99.860%. The net proceeds from the offerings of these notes were used for the redemption of QVC’s 7.5% Senior Secured Notes due 2019 on September 8, 2014 and for working capital and other general corporate purposes.
(h) 5.45% Senior Secured Notes due 2034
On August 21, 2014, QVC issued $400 million principal amount of 5.45% Senior Secured Notes due 2034 at an issue price of 99.784%. The net proceeds from the offerings of these notes were used for the redemption of QVC’s 7.5% Senior Secured Notes due 2019 on September 8, 2014 and for working capital and other general corporate purposes.
(i) 5.95% Senior Secured Notes due 2043
On March 18, 2013, QVC issued $300 million principal amount of 5.95% Senior Secured Notes due 2043 at an issue price of 99.973%. The net proceeds from the issuance of these instruments were used to reduce the outstanding principal of QVC's existing 7.125% Senior Secured Notes due 2017, the 7.5% Senior Secured Notes due 2019 (which were redeemed in September 2014) and the senior secured credit facility, as well as for general corporate purposes.
Senior Secured Credit Facility
On June 23, 2016, QVC entered into the Third Amended and Restated Credit Agreement with zulily as borrowers (collectively, the “Borrowers”) which is a multi-currency facility that provides for a $2.65 billion revolving credit facility with a $300 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Third Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by the Company or zulily with an additional $50 million sub-limit for standby letters of credit (see note 13). The remaining $2.25 billion and any incremental loans may be borrowed only by the Company. Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.75% depending on the Borrowers’ combined ratio of Consolidated Total Debt to Consolidated EBITDA (the “Combined Consolidated Leverage Ratio”). Borrowings that are LIBOR loans will bear interest at a per annum rate equal to the applicable LIBOR rate plus a margin that varies between 1.25% and1.75% depending on the Borrowers’ Combined Consolidated Leverage Ratio. Because the calculation of the consolidated leverage ratio was revised to include zulily, the effective interest rate margins, on the date that the Third Amended and Restated Credit Agreement was entered into, decreased from the interest rate margins under the previous bank credit facility. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if zulily ceases to be controlled by Liberty, all of its loans must be repaid and its letters of credit cash collateralized. The facility matures on June 23, 2021, except that $140 million of the $2.25 billion commitment available to QVC matures on March 9, 2020. Any amounts prepaid on the revolving facility may be reborrowed. Payment of loans may be accelerated following certain customary events of default. The senior secured credit facility is secured by the capital stock of QVC.
QVC had $744 million available under the terms of the senior secured credit facility at December 31, 2016, including the portion available under the $400 million tranche that zulily may also borrow on. The interest rate on the senior secured credit facility was 2.2% at December 31, 2016.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

The purpose of the amendment was to, among other things, extend the maturity of the Company's senior secured credit facility , provide zulily the opportunity to borrow on the senior secured credit facility (see note 1), and lower the interest rate on borrowings. The payment and performance of the Borrowers’ obligations under the Third Amended and Restated Credit Agreement are guaranteed by each of QVC’s Material Domestic Subsidiaries (as defined in the Third Amended and Restated Credit Agreement). Further, the borrowings under the Third Amended and Restated Credit Agreement are secured, pari passu with QVC’s existing notes, by a pledge of all of QVC’s equity interests. The payment and performance of the Borrowers’ obligations with respect to the $400 million tranche available to both QVC and zulily are also guaranteed by each of zulily’s Material Domestic Subsidiaries (as defined in the Third Amended and Restated Credit Agreement), if any, and are secured by a pledge of all of zulily’s equity interests.
The Third Amended and Restated Credit Agreement contains certain affirmative and negative covenants, including certain restrictions on the Company and zulily and each of their respective restricted subsidiaries (subject to certain exceptions) with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; dissolving, consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; restricting subsidiary distributions; and limiting the Company’s consolidated leverage ratio and the Borrowers’ Combined Consolidated Leverage Ratio.
Interest Rate Swap Arrangements
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in gain on financial instruments in the accompanying consolidated statement of operations. At December 31, 2016, the fair value of the swap instrument was in a net asset position of approximately $2 million which was included in other noncurrent assets.
Other Debt Related Information
As a result of the refinancing transactions discussed above, the Company incurred an extinguishment loss of $21 million and $48 million for the years ended December 31, 2015 and 2014, respectively, recorded as loss on extinguishment of debt in the consolidated statements of operations. No such transaction occurred in the year ended December 31, 2016.
QVC was in compliance with all of its debt covenants at December 31, 2016.
During the year ended December 31, 2016, there were no significant changes to QVC's debt credit ratings.
The weighted average interest rate applicable to all of the outstanding debt (excluding capital and build to suit leases) prior to amortization of bond discounts and related debt issuance costs was 3.9% as of December 31, 2016.
At December 31, 2016 and 2015, outstanding trade letters of credit totaled $18 million and $22 million, respectively.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(9) Leases and Transponder Service Arrangements
Future minimum payments under noncancelable operating leases and capital transponder leases with initial terms of one year or more and the lease related to QVC's California distribution center (build to suit lease) at December 31, 2016 consisted of the following:

(in millions)	Capital transponders	Operating leases	Build to suit lease
2017	$12	19	5
2018	14	17	6
2019	14	12	6
2020	11	9	6
2021	10	8	6
Thereafter	13	67	67
Total	$74	132	96
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
The Company has entered into thirteen separate capital lease agreements with transponder suppliers to transmit its signals in the U.S., Germany and France at an aggregate monthly cost of $1 million. Depreciation expense related to the transponders was $12 million, $12 million and $13 million for the years ended December 31, 2016, 2015 and 2014, respectively. Total future minimum capital lease payments of $74 million include $5 million of imputed interest.
Expenses for operating leases, principally for data processing equipment, facilities, satellite uplink service agreements and the California distribution center land, amounted to $24 million for each of years ended December 31, 2016, 2015 and 2014, respectively.
On July 2, 2015, QVC entered into a lease (the “Lease”) for a California distribution center. Pursuant to the Lease, the landlord built an approximately one million square foot rental building in Ontario, California (the “Premises”), and thereafter leased the Premises to QVC as its new California distribution center for an initial term of 15 years. Under the Lease, QVC is required to pay an initial base rent of approximately $6 million a year, increasing to approximately $8 million a year by the final year of the initial term, as well as all real estate taxes and other building operating costs. QVC also has an option to extend the term of the Lease for up to two consecutive terms of 10 years each.
QVC has the right to obtain the Premises and related land from the landlord by entering into an amended and restated agreement at any time during the twenty-fifth or twenty-sixth months of the Lease's initial term with a $10 million initial payment and annual payments of $12 million over a term of 13 years.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

The Company concluded that it was the deemed owner (for accounting purposes only) of the Premises during the construction period under build to suit lease accounting. Building construction began in July of 2015. During the construction period, the Company recorded estimated project construction costs incurred by the landlord as a projects in progress asset and a corresponding long-term liability in "Property and equipment, net" and "Other long-term liabilities," respectively, on its consolidated balance sheet. In addition, the Company paid for normal tenant improvements and certain structural improvements and recorded these amounts as part of the projects in progress asset. Upon completion of construction, the long-term liability was reclassified to debt. As of December 31, 2016, the liability related to the California distribution center was $105 million, of which $89 million was incurred during the twelve months ended December 31, 2016.
On August 29, 2016, the California distribution center officially opened. The Company evaluated whether the Lease met the criteria for "sale-leaseback" treatment under U.S. GAAP and concluded that it did not. Therefore, the Company will treat the Lease as a financing obligation and lease payments will be attributed to: (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense representing an imputed cost to lease the underlying land of the Premises. In addition, the building asset will be depreciated over its estimated useful life of 20 years. Although the Company did not begin making monthly lease payments pursuant to the Lease until February 2017, the portion of the lease obligations allocated to the land has been treated for accounting purposes as an operating lease that commenced in 2015. If the Company does not exercise its right to purchase the Premises and related land, the Company will derecognize both the net book values of the asset and the financing obligation at the conclusion of the lease term.
(10) Stock Options and Other Share-Based Payments
Certain QVC employees and officers have received stock options (the "Options") and restricted shares in Series A Liberty Interactive common stock (“LINTA,” now “QVCA”) (see “2014 Reattribution” below) and Series A Liberty Ventures common stock ("LVNTA") in accordance with the Liberty Interactive Corporation 2000 Incentive Plan, as amended from time to time; the Liberty Interactive Corporation 2007 Incentive Plan, as amended from time to time; the Liberty Interactive Corporation 2010 Incentive Plan, as amended from time to time; and the Liberty Interactive Corporation 2012 Incentive Plan, as amended from time to time (collectively, the "Liberty Incentive Plan").
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
TripAdvisor Holdings Spin-Off
In August 2014, in connection with Liberty's spin-off (the "TripAdvisor Holdings Spin-Off") of its former wholly-owned subsidiary Liberty TripAdvisor Holdings, Inc. ("TripAdvisor Holdings") the holders of Liberty Ventures common stock, all outstanding awards with respect to Liberty Ventures common stock ("Previous Liberty Ventures Award") were adjusted pursuant to the anti-dilution provisions of the incentive plans under which the equity awards were granted, such that a holder of a Previous Liberty Ventures Award received:

i.
An adjustment to the exercise price or base price, as applicable, and the number of shares subject to the Previous Liberty Ventures Award (as so adjusted, an "Adjusted Previous Liberty Ventures Award") and

ii.	A corresponding equity award relating to shares of TripAdvisor Holdings common stock (a "TripAdvisor Holdings Award").

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

The exercise prices and number of shares subject to the Adjusted Previous Liberty Ventures Award and the TripAdvisor Holdings Award were determined based on 1.) the exercise prices and number of shares subject to the Previous Liberty Ventures Award, 2.) the pre-distribution trading price of the Liberty Ventures common stock and 3.) the post-distribution trading prices of Liberty Ventures common stock and TripAdvisor Holdings common stock, such that all of the pre-distribution intrinsic value of the Previous Liberty Ventures Award was allocated between the Adjusted Previous Liberty Ventures Award and the TripAdvisor Holdings Award.
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
CommerceHub, Inc. Spin-Off
In connection with the spin-off of CommerceHub ("CommerceHub Spin-Off") in July 2016, all outstanding awards with respect to Liberty Ventures common stock as of the record date for the CommerceHub Spin-Off (“Liberty Ventures Award”) were adjusted pursuant to the anti-dilution provisions of the incentive plans under which the equity awards were granted, such that:

i.
A holder of a Liberty Ventures Award who was a member of the board of directors or an officer of Liberty holding the position of Vice President or above received (i) an adjustment to the exercise price and the number of shares subject to the Liberty Ventures Award (as so adjusted, an “Adjusted Liberty Ventures Award”) and (ii) a corresponding equity award relating to shares of the corresponding series of CommerceHub common stock, as well as Series C CommerceHub common stock (in each case, a “CommerceHub Award”); and

ii.
Each other holder of a Liberty Ventures Award received only an adjustment to the exercise price and the number of shares subject to the Liberty Ventures Award (also referred to as an “Adjusted Liberty Ventures Award”).

The exercise prices and number of shares subject to the Adjusted Liberty Ventures Awards and the CommerceHub Awards were determined based on (1) the exercise prices and number of shares subject to the Liberty Ventures Award, (2) the distribution ratios used in the CommerceHub Spin-Off, (3) the pre-CommerceHub Spin-Off trading price of the Liberty Ventures common stock and (4) the post-CommerceHub Spin-Off trading prices of Liberty Ventures common stock and CommerceHub common stock, such that all of the pre-CommerceHub Spin-Off intrinsic value of the Liberty Ventures Award was allocated between the Adjusted Liberty Ventures Award and the CommerceHub Award, or fully to the Adjusted Liberty Ventures Award.
Following the CommerceHub Spin-Off, employees of QVC may hold Awards in both Liberty Ventures common stock and CommerceHub common stock. The compensation expense relating to employees of QVC is recorded at QVC.
Liberty Expedia Holdings, Inc. Split-Off
In connection with the split-off of Liberty Expedia Holdings, Inc. (“Expedia Holdings”) from Liberty (the “Expedia Holdings Split-Off”) in November 2016, all outstanding Awards with respect to Liberty Ventures common stock (a “Liberty Ventures Award”) were adjusted pursuant to the anti-dilution provisions of the incentive plans under which the equity awards were granted, such that a holder of a Liberty Ventures Award received:

i.	An adjustment to the exercise price and the number of shares subject to the Liberty Ventures Award (as so adjusted, an “Adjusted Liberty Ventures Award”) and

ii.	A corresponding equity award relating to shares of the corresponding series of Expedia Holdings common stock (an “Expedia Holdings Award”)

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

The exercise prices of and number of shares subject to the new Expedia Holdings Award and the Adjusted Liberty Ventures Award were determined based on (1) the exercise price and number of shares subject to the original Liberty Ventures Award, (2) the redemption ratios used in the Expedia Holdings Split-Off, (3) the pre-Expedia Holdings Split-Off trading price of Liberty Ventures common stock and (4) the relative post-Expedia Holdings Split-Off trading prices of Liberty Ventures common stock and Expedia Holdings common stock, such that the pre-Expedia Holdings Split-Off intrinsic value of the original Liberty Ventures Award was allocated between the new Expedia Holdings Award and the Adjusted Liberty Ventures Award.
Following the Expedia Holdings Split-Off, employees of QVC hold Awards in both Liberty Ventures common stock and Expedia Holdings common stock. The compensation expense relating to employees of QVC is recorded at QVC.
Except as described above, all other terms of an Adjusted Liberty Ventures Award, a new Expedia Holdings Award and a new CommerceHub Award (including, for example, the vesting terms thereof) are in all material respects, the same as those of the corresponding original Liberty Ventures Award.
The adjustments related to the CommerceHub Spin-Off and the Expedia Holdings Split-Off were considered modifications under ASC 718 - Stock Compensation but did not result in incremental compensation expense.
A summary of the activity of the Liberty Incentive Plan with respect to the QVCA Options granted to QVC employees and officers as of and during the year ended December 31, 2016 is presented below:

	Options	Weighted average exercise price	Aggregate intrinsic value (000s)	Weighted average remaining life (years)
Outstanding at January 1, 2016	12,511,526	$20.84	$84,977	4.1
Granted	2,903,406	26.12
Transferred from zulily (1)	549,039	17.59
Exercised	(2,550,317)	14.48
Forfeited	(877,255)	26.87
Outstanding at December 31, 2016	12,536,399	22.80	16,511	4.2
Exercisable at December 31, 2016	6,736,741	19.71	16,240	2.9
(1) During year ended December 31, 2016, employees were transferred to QVC from zulily and are now employed by QVC. The row represents employees' previous grants prior to being a QVC employee.
A summary of the activity of the Liberty Incentive Plan with respect to the LVNTA Options granted to QVC employees and officers as of and during the year ended December 31, 2016 is presented below:

	Options	Weighted average exercise price	Aggregate intrinsic value (000s)	Weighted average remaining life (years)
Outstanding at January 1, 2016	675,705	$19.04	$17,618	2.2
Adjustment for CommerceHub Spin-Off	(2,986)	16.51
Adjustment for Expedia Holdings Split-Off	(225,423)	20.12
Granted	—	—
Exercised	(144,829)	22.31
Forfeited	—	—
Outstanding at December 31, 2016	302,467	16.69	6,104	1.2
Exercisable at December 31, 2016	302,467	16.69	6,104	1.2

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Upon employee exercise of the Options, the exercise price is remitted to Liberty in exchange for the shares. The aggregate intrinsic value of all Options exercised during the years ended December 31, 2016, 2015 and 2014 was $28 million, $60 million and $54 million, respectively.
The weighted average fair value at date of grant of a QVCA Option granted during the years ended December 31, 2016, 2015 and 2014 was $7.84, $11.20 and $11.16, respectively. There were no LVNTA Options granted during the years ended December 31, 2016, 2015 and 2014.
During the years ended December 31, 2016, 2015 and 2014, the fair value of each QVCA Option was determined as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2016	2015	2014
Expected volatility	27.4%	39.7%	38.7%
Expected term (years)	6.1	5.9	6.3
Risk free interest rate	1.6%	1.7%	2%
Expected dividend yield	—	—	—
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
The fair value of the Options is recognized as expense over the requisite service period.
During the years ended December 31, 2016, 2015 and 2014, the Company recorded $21 million, $24 million and $36 million, respectively, of stock-based compensation expense related to the Options. As of December 31, 2016, the total unrecognized compensation cost related to unvested Options was approximately $45 million. Such amount will be recognized in the Company's consolidated statement of operations over a weighted average period of approximately 3.0 years.
(b) Restricted stock plan
A summary of the activity of the Liberty Incentive Plan with respect to the QVCA restricted shares granted to QVC employees and officers as of and during the year ended December 31, 2016 is presented below:

	Restricted shares	Weighted average grant date fair value
Outstanding at January 1, 2016	797,171	$26.44
Granted	534,250	25.86
Transferred from zulily (1)	36,684	24.12
Vested	(332,576)	24.32
Forfeited	(127,703)	27.41
Outstanding at December 31, 2016	907,826	26.65
(1) During year ended December 31, 2016, employees were transferred to QVC from zulily and are now employed by QVC. The row represents employees' previous grants prior to being a QVC employee.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of the activity of the Liberty Incentive Plan with respect to the LVNTA restricted shares granted to QVC employees and officers as of and during the year ended December 31, 2016 is presented below:

	Restricted shares	Weighted average grant date fair value
Outstanding at January 1, 2016	73,222	$24.68
Adjustment for Expedia Holdings Split-off	(10,612)	—
Granted	—	—
Vested	(43,761)	22.65
Forfeited	(4,957)	34.11
Outstanding at December 31, 2016	13,892	46.57
During the years ended December 31, 2016, 2015 and 2014, the Company recorded $11 million, $7 million and $8 million, respectively, of stock-based compensation expense related to these shares. As of December 31, 2016, the total unrecognized compensation cost related to unvested restricted shares of common stock was approximately $15 million. Such amount will be recognized in the Company's consolidated statement of operations over a weighted average period of approximately 2.4 years.
Fair value of restricted shares is calculated based on the market price on the day of the granted shares. The weighted average grant date fair value of the QVCA restricted shares granted to QVC employees and officers during the years ended December 31, 2016, 2015 and 2014 was $25.86, $29.22, and $24.86, respectively. There have been no LVNTA restricted shares granted to QVC employees and officers during the years ended December 31, 2016, 2015 and 2014.
The aggregate fair value of all restricted shares of common stock that vested during the years ended December 31, 2016, 2015 and 2014 was $8 million, $7 million and $16 million, respectively.
(11) Income Taxes
Income tax expense (benefit) consisted of the following:

	Years ended December 31,
(in millions)	2016	2015	2014
Current:
U.S. federal	$326	384	396
State and local	29	20	28
Foreign jurisdictions	73	75	132
Total	428	479	556
Deferred:
U.S. federal	(31)	(86)	(182)
State and local	(8)	3	(15)
Foreign jurisdictions	(4)	(7)	(5)
Total	(43)	(90)	(202)
Total income tax expense	$385	389	354

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Pre-tax income was as follows:

	Years ended December 31,
(in millions)	2016	2015	2014
QVC-U.S.	$859	909	827
QVC-International	168	142	160
Consolidated QVC	$1,027	1,051	987
Total income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years ended December 31,
	2016	2015	2014
Provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.3%	1.4%	0.9%
Foreign taxes	(0.3)%	0.2%	0.6%
Foreign earnings repatriation	0.2%	0.2%	(0.3)%
Valuation allowance	1.0%	0.9%	0.2%
Permanent differences	(0.6)%	(0.2)%	(0.5)%
Change in tax law	1.0%	—%	—%
Other, net	(0.1)%	(0.5)%	—%
Total income tax expense	37.5%	37.0%	35.9%
The tax effects of temporary differences that gave rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
(in millions)	2016	2015
Deferred tax assets:
Accounts receivable, principally due to the allowance for doubtful accounts and related reserves for the uncollectible accounts	$38	33
Inventories, principally due to obsolescence reserves and additional costs of inventories for tax purposes pursuant to the Tax Reform Act of 1986	36	42
Allowance for sales returns	36	37
Deferred compensation	30	26
Unrecognized federal and state tax benefits	23	60
Accrued liabilities	79	96
Other	24	21
Subtotal	266	315
Valuation allowance	(22)	(12)
Total deferred tax assets	244	303
Deferred tax liabilities:
Depreciation and amortization	(1,009)	(1,127)
Cumulative translation of foreign currencies	(13)	(3)
Total deferred tax liabilities	(1,022)	(1,130)
Net deferred tax liability	$(778)	(827)

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

In the above table, valuation allowances exist due, in part, to the uncertainty of whether or not the benefit of certain foreign tax credits and benefits will ultimately be utilized for income tax purposes.
The Company adopted ASU No. 2016-09 in the third quarter of 2016. In accordance with the new guidance, excess tax benefits and tax deficiencies are recognized as income tax benefit or expense rather than as additional paid-in capital. The recognition of excess tax benefits and deficiencies are applied prospectively from January 1, 2016. Pursuant to the adoption of ASU No. 2016-09, the Company recognized a tax benefit of $7 million for 2016 reflected in income tax expense. The amounts of the tax benefits for 2015 and 2014 reflected in additional paid-in capital are reported in the consolidated statements of equity.
The Company is party to a Tax Liability Allocation and Indemnification Agreement (the "Tax Agreement") with Liberty. The Tax Agreement establishes the methodology for the calculation and payment of income taxes in connection with the consolidation of the Company with Liberty for income tax purposes. Generally, the Tax Agreement provides that the Company will pay Liberty an amount equal to the tax liability, if any, that it would have if it were to file as a consolidated group separate and apart from Liberty, with exceptions for the treatment and timing of certain items, including but not limited to deferred intercompany transactions, credits, and net operating and capital losses. To the extent that the separate company tax expense is different from the payment terms of the Tax Agreement, the difference is recorded as either a dividend or capital contribution. These differences are related primarily to foreign tax credits recognized by QVC that are creditable under the Tax Agreement when and if utilized in Liberty’s consolidated tax return. The difference recorded during the year ended December 31, 2016 was a $64 million dividend and related primarily to foreign tax credits recognized by QVC and not utilized in Liberty’s tax return during the tax year. The differences recorded during the years ended December 31, 2015 and 2014, were $18 million and $29 million, respectively, in capital contributions and related primarily to foreign tax credit carryovers being utilized in Liberty’s consolidated tax return in excess of those recognized by QVC during the respective tax years. The amounts of the tax-related balance due to Liberty at December 31, 2016 and 2015 were $75 million and $71 million, respectively, and are included in accrued liabilities in the consolidated balance sheets.
The Company has provided for U.S. income taxes on the undistributed earnings of foreign subsidiaries. The Company does not expect that any incremental US taxes related to repatriation of earnings of foreign subsidiaries will be material. The amount of the U.S. income tax expense (benefit) recorded in the years ended December 31, 2016, 2015 and 2014 on those undistributed earnings was $2 million, $2 million and ($3 million), respectively.
A reconciliation of the 2016 beginning and ending amount of the liability for unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2016	$91
Increases related to prior year tax positions	14
Decreases related to prior year tax positions	(7)
Decreases related to settlements with taxing authorities	(49)
Increases related to current year tax positions	6
Balance at December 31, 2016	$55
Included in the balance of unrecognized tax benefits at December 31, 2016 are potential benefits of $33 million (net of a $18 million federal tax effect) that, if recognized, would affect the effective rate on income from continuing operations.
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other(expense) income in the consolidated statements of operations. The Company did not have a material amount of interest accrued related to unrecognized tax benefits or tax penalties.
The Company has tax positions for which the amount of related unrecognized tax benefits could change during 2017. These include nonfederal and other tax issues. The amount of unrecognized tax benefits related to these issues could have a net decrease of $6 million in 2017 as a result of potential settlements, lapsing of statute of limitations and revisions of settlement estimates.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

The Company participates in a consolidated federal return filing with Liberty. As of December 31, 2016, the Company's tax years through 2012 are closed for federal income tax purposes, and the IRS has completed its examination of the Company's 2013 and 2014 tax years. The Company's 2015 and 2016 tax years are being examined currently as part of the Liberty consolidated return under the IRS's Compliance Assurance Process program. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of December 31, 2016, certain of the Company’s subsidiaries were under examination in Germany for 2012 through 2014 and the U.K. for 2015.  The Company settled an audit of its German subsidiaries for the years 2009 through 2011, resulting in no change in consolidated tax expense.  As of December 31, 2016, the Company, or one of its subsidiaries was under examination in the states/cities of California, New York, New York City and Pennsylvania.  No material assessments have resulted from these audits as of that date.
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
(13) Related Party Transactions
On October 1, 2015, Liberty acquired all of the outstanding shares of zulily. zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day. zulily is attributed to the QVC Group and the Company believes that zulily's business is complementary to the Company. zulily is not part of the results of operations or financial position of QVC presented in these consolidated financial statements. During the years ended December 31, 2016 and 2015, QVC and zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. The gross value of these transactions totaled $12 million for the year ended December 31, 2016 and less than $1 million for the year ended December 31, 2015, which did not have a material impact on QVC's financial position, results of operations, or liquidity.
Additionally, on June 23, 2016, QVC amended and restated its senior secured credit facility by entering into the Third Amended and Restated Credit Agreement adding a tranche that allows joint borrowing capacity for either QVC or zulily and increasing the revolving credit facility from $2.25 billion to $2.65 billion as explained further in note 8. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of zulily. As of December 31, 2016, there was $300 million borrowed by zulily on the $400 million tranche of the senior secured credit facility, none of which the Company expects to repay on behalf of zulily. In addition, zulily had $10 million outstanding in standby letters of credit as of December 31, 2016.
QVC engages with CommerceHub, which was an approximately 99% owned subsidiary of Liberty prior to the completion of its spin-off from Liberty in July 2016, to handle communications between QVC and certain of its vendors for drop ship sales and returns. CommerceHub is not part of the results of operations or financial position of QVC presented in these consolidated financial statements. During each of the years ended December 31, 2016, 2015 and 2014, QVC paid CommerceHub for the related services totaling less than $3 million, which did not have a material impact on QVC's financial position, results of operations, or liquidity. On July 22, 2016, Liberty completed the CommerceHub Spin-Off. As a result, Liberty and CommerceHub are now separate publicly traded companies.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

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
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at December 31, 2016 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$113	113	—	—
Non-current assets:
Interest rate swap arrangements	2	—	2	—
Long-term liabilities:
Debt (note 8)	5,092	—	5,092	—

		Fair value measurements at December 31, 2015 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$218	218	—	—
Net investment hedge	3	—	3	—
Long-term liabilities:
Debt (note 8)	5,189	—	5,189	—
The Company's Level 2 financial liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in U.S. GAAP. Accordingly, the financial instruments are reported in the foregoing tables as Level 2 fair value instruments.
QVC entered into a Euro 500 million basis swap as a hedge of a net investment in a foreign subsidiary during the fourth quarter of 2015 and the underlying derivative matured on March 15, 2016. The purpose of this hedge was to protect QVC's investment in the foreign subsidiary against the variability of the U.S. Dollar and Euro exchange rate. The Company entered into a similar hedge of the same net investment in a foreign subsidiary effective March 15, 2016 which subsequently matured on September 15, 2016. Effective September 15, 2016, the Company entered into a foreign exchange forward contract with the same purpose as the previous hedges. The forward contract entailed QVC's sale of Euro 500 million at a forward rate which matured on December 19, 2016. The gain is recognized in other comprehensive income. No amount of the gain or loss has been reclassified into earnings as of the balance sheet date.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in gain on financial instruments in the accompanying consolidated statement of operations. At December 31, 2016, the fair value of the swap instrument was in a net asset position of approximately $2 million which was included in other noncurrent assets.
(15) Information about QVC's Operating Segments and Geographical Data
During the year ended December 31, 2015, QVC began reporting its results based on two operating segments: QVC-U.S. and QVC-International, as a result of the One Q Reorganization Plan ("One Q"). The One Q organizational structure is intended to allow the Company to better leverage its global scale and capabilities, to enhance its competitive position and to create operational efficiencies. Beginning in the first quarter of 2016, QVC began allocating certain additional corporate costs for management reporting purposes, which were historically included in its QVC-U.S. segment, to the QVC-International segment. These management cost allocations are related to certain functions such as merchandising, commerce platforms, information technology, human resources, legal, finance, brand and communications, corporate development and administration that support all of QVC’s operations. For the year ended December 31, 2016, these costs totaled approximately $31 million. No adjustments were made relating to these costs for the year ended December 31, 2015.
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
QVC-U.S and QVC-International are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the Internet and mobile applications in certain markets.
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
Performance measures

	Years ended December 31,
	2016		2015		2014
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QVC-U.S.	$6,120	1,435	6,257	1,467	6,055	1,429
QVC-International	2,562	405	2,486	427	2,746	481
Consolidated QVC	$8,682	1,840	8,743	1,894	8,801	1,910
Net revenue amounts by product category are not available from QVC's general purpose financial statements.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Other information

	Years ended December 31,
	2016		2015		2014
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QVC-U.S.	$78	414	63	404	56	391
QVC-International	64	49	71	50	79	61
Consolidated QVC	$142	463	134	454	135	452

	Years ended December 31,
	2016		2015
(in millions)	Total assets	Capital expenditures	Total assets	Capital expenditures
QVC-U.S.	$9,595	152	9,913	169
QVC-International	1,950	27	2,145	46
Consolidated QVC	$11,545	179	12,058	215
Long-lived assets, net of accumulated depreciation, by segment were as follows:

	December 31,
(in millions)	2016	2015
QVC-U.S.	$594	501
QVC-International	437	501
Consolidated QVC	$1,031	1,002
The following table provides a reconciliation of Adjusted OIBDA to income before income taxes:

	Years ended December 31,
(in millions)	2016	2015	2014
Adjusted OIBDA	$1,840	1,894	1,910
Stock-based compensation	(32)	(31)	(44)
Depreciation and amortization	(605)	(588)	(587)
Equity in losses of investee	(6)	(9)	(8)
Gains on financial instruments	2	—	—
Interest expense, net	(210)	(208)	(239)
Foreign currency gain	38	14	3
Loss on extinguishment of debt	—	(21)	(48)
Income before income taxes	$1,027	1,051	987

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

The following table summarizes net revenues based on revenues generated by subsidiaries located within the identified geographic area:

	Years ended December 31,
(in millions)	2016	2015	2014
United States	$6,120	6,257	6,055
Japan	897	808	908
Germany	865	837	970
United Kingdom	654	718	730
Other countries	146	123	138
Consolidated QVC	$8,682	8,743	8,801
The following table summarizes net property and equipment based on physical location:

	December 31,
(in millions)	2016	2015
United States	$594	501
Germany	153	172
Japan	145	156
United Kingdom	83	106
Other countries	56	67
Consolidated QVC	$1,031	1,002
(16) Other Comprehensive Loss
The change in the component of accumulated other comprehensive loss, net of taxes ("AOCL"), is summarized as follows:

(in millions)	Foreign currency translation adjustments	AOCL
Balance at January 1, 2014	$139	139
Other comprehensive loss attributable to QVC, Inc. stockholder	(178)	(178)
Balance at December 31, 2014	(39)	(39)
Other comprehensive loss attributable to QVC, Inc. stockholder	(101)	(101)
Balance at December 31, 2015	(140)	(140)
Other comprehensive loss attributable to QVC, Inc. stockholder	(84)	(84)
Balance at December 31, 2016	$(224)	(224)

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

The component of other comprehensive income is reflected in QVC's consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive income:

(in millions)	Before-tax amount	Tax benefit (expense)	Net-of-tax amount
Year ended December 31, 2016:
Foreign currency translation adjustments	$(96)	13	(83)
Other comprehensive loss	(96)	13	(83)

Year ended December 31, 2015:
Foreign currency translation adjustments	$(119)	17	(102)
Other comprehensive loss	(119)	17	(102)

Year ended December 31, 2014:
Foreign currency translation adjustments	$(240)	49	(191)
Other comprehensive loss	(240)	49	(191)
(17) Employee Benefit Plans
In certain countries, QVC sponsors defined contribution plans, which provide employees an opportunity to make contributions to a trust for investment in a variety of securities. Generally, the Company makes matching contributions to the plans based on a percentage of the amount contributed by employees. The Company's cash contributions to the plans were $23 million, $24 million and $23 million for the years ended December 31, 2016, 2015 and 2014, respectively.
(18) Subsequent Event
Subsequent to December 31, 2016, QVC declared and paid a dividend to Liberty in the amount of $183 million.
As of February 21, 2017, zulily had $320 million outstanding on the shared tranche within the Third Amended and Restated Credit Agreement.
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
In connection with the Third Amended and Restated Credit Agreement (refer to note 8), QVC International Ltd is no longer a guarantor subsidiary, and is reflected with the combined non-guarantor subsidiaries as of and for the year ended December 31, 2016.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

With One Q as mentioned in note 15, QVC began allocating certain additional corporate costs for management reporting purposes, which were historically included in its QVC-U.S segment, to the QVC-International segment.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Consolidating Balance Sheets

December 31, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$2	97	185	—	284
Restricted cash	8	—	2	—	10
Accounts receivable, net	958	—	288	—	1,246
Inventories	726	—	224	—	950
Prepaid expenses and other current assets	22	—	24	—	46
Total current assets	1,716	97	723	—	2,536
Property and equipment, net	317	63	651	—	1,031
Cable and satellite television distribution rights, net	—	167	16	—	183
Goodwill	4,190	—	805	—	4,995
Other intangible assets, net	666	2,049	23	—	2,738
Other noncurrent assets	15	—	47	—	62
Investments in subsidiaries	3,389	1,030	—	(4,419)	—
Total assets	$10,293	3,406	2,265	(4,419)	11,545
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$3	—	11	—	14
Accounts payable-trade	425	—	253	—	678
Accrued liabilities	74	234	461	—	769
Intercompany accounts payable (receivable)	623	(246)	(377)	—	—
Total current liabilities	1,125	(12)	348	—	1,461
Long-term portion of debt and capital lease obligations	5,132	—	143	—	5,275
Deferred income taxes	145	707	(74)	—	778
Other long-term liabilities	96	—	40	—	136
Total liabilities	6,498	695	457	—	7,650
Equity:
QVC, Inc. stockholder's equity	3,795	2,711	1,708	(4,419)	3,795
Noncontrolling interest	—	—	100	—	100
Total equity	3,795	2,711	1,808	(4,419)	3,895
Total liabilities and equity	$10,293	3,406	2,265	(4,419)	11,545

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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Consolidating Statements of Operations

Year ended December 31, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$6,179	1,001	2,787	(1,285)	8,682
Cost of goods sold	3,855	169	1,726	(210)	5,540
Gross profit	2,324	832	1,061	(1,075)	3,142
Operating expenses:
Operating	414	258	274	(340)	606
Selling, general and administrative, including stock-based compensation	1,116	1	346	(735)	728
Depreciation	57	7	78	—	142
Amortization	245	168	50	—	463
	1,832	434	748	(1,075)	1,939
Operating income	492	398	313	—	1,203
Other (expense) income:
Equity in losses of investee	—	—	(6)	—	(6)
Gain on financial instruments	2	—	—	—	2
Interest expense, net	(211)	—	1	—	(210)
Foreign currency gain (loss)	17	—	21	—	38
Intercompany interest (expense) income	(2)	1	1	—	—
	(194)	1	17	—	(176)
Income before income taxes	298	399	330	—	1,027
Income tax expense	(114)	(156)	(115)	—	(385)
Equity in earnings of subsidiaries, net of tax	458	189	—	(647)	—
Net income	642	432	215	(647)	642
Less net income attributable to the noncontrolling interest	(38)	—	(38)	38	(38)
Net income attributable to QVC, Inc. stockholder	$604	432	177	(609)	604

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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Consolidating Statements of Comprehensive Income

Year ended December 31, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$642	432	215	(647)	642
Foreign currency translation adjustments	(83)	—	(83)	83	(83)
Total comprehensive income	559	432	132	(564)	559
Comprehensive income attributable to noncontrolling interest	(39)	—	(39)	39	(39)
Comprehensive income attributable to QVC, Inc. stockholder	$520	432	93	(525)	520

Consolidating Statements of Comprehensive Income

Year ended December 31, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$662	473	201	(674)	662
Foreign currency translation adjustments	(102)	—	(102)	102	(102)
Total comprehensive income	560	473	99	(572)	560
Comprehensive income attributable to noncontrolling interest	(33)	—	(33)	33	(33)
Comprehensive income attributable to QVC, Inc. stockholder	$527	473	66	(539)	527

Consolidating Statements of Comprehensive Income

Year ended December 31, 2014
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$633	322	114	(436)	633
Foreign currency translation adjustments	(191)	—	(191)	191	(191)
Total comprehensive income (loss)	442	322	(77)	(245)	442
Comprehensive income attributable to noncontrolling interest	(26)	—	(26)	26	(26)
Comprehensive income (loss) attributable to QVC, Inc. stockholder	$416	322	(103)	(219)	416

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Consolidating Statements of Cash Flows

Year ended December 31, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$555	408	215	—	1,178
Investing activities:
Capital expenditures	(141)	(2)	(36)	—	(179)
Expenditures for cable and satellite television distribution rights	—	(38)	—	—	(38)
Decrease in restricted cash	1	—	—	—	1
Changes in other noncurrent assets	(2)	—	1	—	(1)
Other investing activities	(12)	—	9	—	(3)
Intercompany investing activities	452	131	—	(583)	—
Net cash provided by (used in) investing activities	298	91	(26)	(583)	(220)
Financing activities:
Principal payments of debt and capital lease obligations	(1,727)	—	(6)	—	(1,733)
Principal borrowings of debt from senior secured credit facility	1,505	—	—	—	1,505
Payment of debt origination fees	(2)	—	—	—	(2)
Dividends paid to Liberty	(703)	—	—	—	(703)
Dividends paid to noncontrolling interest	—	—	(39)	—	(39)
Other financing activities	(9)	—	—	—	(9)
Net short-term intercompany debt borrowings (repayments)	61	(1,517)	1,456	—	—
Other intercompany financing activities	24	1,003	(1,610)	583	—
Net cash used in financing activities	(851)	(514)	(199)	583	(981)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(20)	—	(20)
Net increase (decrease) in cash and cash equivalents	2	(15)	(30)	—	(43)
Cash and cash equivalents, beginning of period	—	112	215	—	327
Cash and cash equivalents, end of period	$2	97	185	—	284

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Consolidating Statements of Cash Flows

Year ended December 31, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$274	314	440	—	1,028
Investing activities:
Capital expenditures	(154)	(9)	(52)	—	(215)
Expenditures for cable and satellite television distribution rights	—	(68)	(4)	—	(72)
Decrease (increase) in restricted cash	1	—	(1)	—	—
Other investing activities	2	—	—	—	2
Changes in other noncurrent assets	12	—	(12)	—	—
Intercompany investing activities	525	413	—	(938)	—
Net cash provided by (used in) investing activities	386	336	(69)	(938)	(285)
Financing activities:
Principal payments of debt and capital lease obligations	(2,170)	—	(7)	—	(2,177)
Principal borrowings of debt from senior secured credit facility	2,974	—	—	—	2,974
Payment of debt origination fees	(3)	—	—	—	(3)
Payment of bond premium fees	(18)	—	—	—	(18)
Dividends paid to Liberty	(1,485)	—	—	—	(1,485)
Dividends paid to noncontrolling interest	—	—	(36)	—	(36)
Other financing activities	(15)	—	—	—	(15)
Net short-term intercompany debt (repayments) borrowings	(822)	2,192	(1,370)	—	—
Other intercompany financing activities	877	(2,853)	1,038	938	—
Net cash used in financing activities	(662)	(661)	(375)	938	(760)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Net decrease in cash and cash equivalents	(2)	(11)	(7)	—	(20)
Cash and cash equivalents, beginning of period	2	123	222	—	347
Cash and cash equivalents, end of period	$—	112	215	—	327

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Consolidating Statements of Cash Flows

Year ended December 31, 2014
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$359	459	411	—	1,229
Investing activities:
Capital expenditures	(161)	(7)	5	(20)	(183)
Expenditures for cable and satellite television distribution rights	—	(31)	—	—	(31)
Decrease in restricted cash	1	—	1	—	2
Other investing activities	1	—	—	—	1
Intercompany investing activities	607	267	—	(874)	—
Net cash provided by (used in) investing activities	448	229	6	(894)	(211)
Financing activities:
Principal payments of debt and capital lease obligations	(3,039)	—	(10)	—	(3,049)
Principal borrowings of debt from senior secured credit facility	1,852	—	—	—	1,852
Proceeds from issuance of senior secured notes, net of original issue discount	1,997	—	—	—	1,997
Payment of debt origination fees	(24)	—	—	—	(24)
Payment of bond premium fees	(32)	—	—	—	(32)
Dividends paid to Liberty	(1,765)	—	—	—	(1,765)
Dividends paid to noncontrolling interest	—	—	(42)	—	(42)
Other financing activities	(19)	—	—	—	(19)
Net short-term intercompany debt borrowings (repayments)	365	(42)	(323)	—	—
Other intercompany financing activities	(218)	(656)	(20)	894	—
Net cash used in financing activities	(883)	(698)	(395)	894	(1,082)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(46)	—	(46)
Net decrease in cash and cash equivalents	(76)	(10)	(24)	—	(110)
Cash and cash equivalents, beginning of period	78	133	246	—	457
Cash and cash equivalents, end of period	$2	123	222	—	347

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(20) Quarterly Financial Information (Unaudited)

	Year ended December 31, 2016
(in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net revenue	$2,013	2,063	1,948	2,658
Operating income	$261	307	231	404
Net income	$133	168	116	225
Net income attributable to QVC, Inc. stockholder	$125	157	107	215

	Year ended December 31, 2015
(in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net revenue	$1,938	1,998	2,007	2,800
Operating income	$246	294	280	455
Net income	$124	124	154	260
Net income attributable to QVC, Inc. stockholder	$115	116	146	251

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
Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
Audit Fees and All Other Fees
The following table presents fees for professional audit services rendered by KPMG LLP and its international affiliates for the audit of QVC's consolidated financial statements for 2016 and 2015 and fees billed for other services rendered by KPMG LLP:

	Year ended December 31,
	2016	2015
Audit fees (1)	$4,905,487	$3,926,789
Audit related fees (2)	6,481	—
Audit and audit related fees	4,911,968	3,926,789
Tax fees (3)	11,727	139,300
Total fees	$4,923,695	$4,066,089
(1) Audit fees include fees for the audit and quarterly reviews of QVC's 2016 and 2015 consolidated financial statements, statutory audits, and reviews of registration statements and issuance of consents.
(2) Audit related fees consist of fees billed for professional services rendered for audit-related services including consultations on proposed financial accounting and reporting-related matters.
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

Notwithstanding the foregoing general pre-approval, if an individual project involving the provision of pre-approved services is expected to result in fees in excess of $100,000, or if individual projects under $100,000 are expected to total $500,000 during the period between the regularly scheduled meetings of Liberty's audit committee, then such projects will require the specific pre-approval of Liberty's audit committee. Liberty's audit committee has delegated the authority for the foregoing approvals to the chairman of the audit committee, subject to his subsequent disclosure to the entire audit committee of the granting of any such approval. M. Ian G. Gilchrist currently serves as the chairman of Liberty's audit committee. In addition, the independent auditor is required to provide a report at each regularly scheduled audit committee meeting on all pre-approved services incurred during the preceding quarter. Any engagement of QVC's independent auditor for services other than the pre-approved services requires the specific approval of Liberty's audit committee.
Liberty's pre-approval policy prohibits the engagement of QVC's independent auditor to provide any services that are subject to the prohibition imposed by Section 201 of the Sarbanes-Oxley Act.
All services provided by QVC's independent auditor during 2016 were approved in accordance with the terms of the policy.

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

3.2
Amended and Restated By-Laws of QVC, Inc. (effective September 30, 2015) (incorporated by reference to Exhibit 3.1 to QVC, Inc.'s Current Report on Form 8-K (file No. 000-55409) as filed on October 6, 2015)

4 - Instruments Defining the Rights to Securities Holders, Including Indentures:

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
4.4
Indenture dated as of March 18, 2013 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 333-184501) as filed on May 9, 2013).

4.5
Form of Indenture dated as of March 18, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-195586) as filed on April 30, 2014).

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

4.8
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

10 - Material Contracts:

10.1	Forms of Indemnification Agreements between QVC, Inc. and executive officers (incorporated by reference to Exhibit 10.16 to the 2012 S-4).
21 - Subsidiaries:*

21.1	Subsidiaries of the Registrant*
23 - Consents:*

23.1	Consent of KPMG LLP*
31 - Certification Letters:*

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32 - Section 1350 Certification Letter:**

32.1	Section 1350 Certification**

101 - XBRL:*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*
*Filed herewith.
**Furnished herewith.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QVC, Inc.

Date: February 28, 2017	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2017	By:/s/ THADDEUS J. JASTRZEBSKI
Thaddeus J. Jastrzebski
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: February 28, 2017	By:/s/ MARK D. CARLETON
Mark D. Carleton
Chief Financial Officer of Liberty Interactive, LLC, as the sole member of Liberty QVC Holding, LLC, as Stockholder-Director of QVC, Inc.

Date: February 28, 2017	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2017	By:/s/ THADDEUS J. JASTRZEBSKI
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

3.2
Amended and Restated By-Laws of QVC, Inc. (effective September 30, 2015) (incorporated by reference to Exhibit 3.1 to QVC, Inc.'s Current Report on Form 8-K (file No. 000-55409) as filed on October 6, 2015)

4.1
Indenture dated as of September 25, 2009 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, as supplemented by that Supplemental Indenture dated as of June 30, 2011 (incorporated by reference to Exhibit 10.1 to the 2012 S-4)

4.2
Indenture dated as of March 23, 2010 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee, as supplemented by that Supplemental Indenture dated as of June 30, 2011 (incorporated by reference to Exhibit 10.2 to the 2012 S-4).

4.3	Indenture dated as of July 2, 2012 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the 2012 S-4).
4.4
Indenture dated as of March 18, 2013 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 333-184501) as filed on May 9, 2013).

4.5
Form of Indenture dated as of March 18, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-195586) as filed on April 30, 2014).

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

4.8
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

10.1	Forms of Indemnification Agreements between QVC, Inc. and executive officers (incorporated by reference to Exhibit 10.16 to the 2012 S-4).
21.1	Subsidiaries of the Registrant*
23.1	Consent of KPMG LLP*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32.1	Section 1350 Certification**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*
* Filed herewith.
**Furnished herewith.