Form 10-Q
period 2017-03-31
QVC INC
filed 2017-05-09
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐
(do not check if smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
None of the voting stock of the registrant is held by a non-affiliate of the registrant. There is no publicly traded market for any class of voting stock of the registrant. There is one holder of record of our equity, Liberty QVC Holding, LLC, an indirect wholly-owned subsidiary of Liberty Interactive Corporation.

QVC, Inc.
2017 QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(in millions, except share amounts)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$324	284
Restricted cash	10	10
Accounts receivable, less allowance for doubtful accounts of $95 at March 31, 2017 and $97 at December 31, 2016	918	1,246
Inventories	1,020	950
Prepaid expenses and other current assets	58	46
Total current assets	2,330	2,536
Property and equipment, net of accumulated depreciation of $1,053 at March 31, 2017 and $1,004 at December 31, 2016	1,015	1,031
Television distribution rights, net	134	183
Goodwill	5,018	4,995
Other intangible assets, net	2,686	2,738
Other noncurrent assets	65	62
Total assets	$11,248	11,545
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$15	14
Accounts payable-trade	627	678
Accrued liabilities	745	769
Total current liabilities	1,387	1,461
Long-term portion of debt and capital lease obligations	5,088	5,275
Deferred income taxes	776	778
Other long-term liabilities	134	136
Total liabilities	7,385	7,650
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	6,862	6,851
Accumulated deficit	(2,891)	(2,832)
Accumulated other comprehensive loss	(203)	(224)
Total QVC, Inc. stockholder's equity	3,768	3,795
Noncontrolling interest	95	100
Total equity	3,863	3,895
Total liabilities and equity	$11,248	11,545

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
(in millions)	2017	2016
Net revenue	$1,965	2,013
Cost of goods sold	1,243	1,280
Gross profit	722	733
Operating expenses:
Operating	137	142
Selling, general and administrative, including stock-based compensation	157	182
Depreciation	41	34
Amortization	116	114
	451	472
Operating income	271	261
Other (expense) income:
Equity in losses of investee	(2)	(1)
Interest expense, net	(55)	(53)
Foreign currency (loss) gain	(2)	2
	(59)	(52)
Income before income taxes	212	209
Income tax expense	(77)	(76)
Net income	135	133
Less net income attributable to the noncontrolling interest	(11)	(8)
Net income attributable to QVC, Inc. stockholder	$124	125

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
(in millions)	2017	2016
Net income	$135	133
Foreign currency translation adjustments, net of tax	27	34
Total comprehensive income	162	167
Comprehensive income attributable to noncontrolling interest	(17)	(15)
Comprehensive income attributable to QVC, Inc. stockholder	$145	152

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
(in millions)	2017	2016
Operating activities:
Net income	$135	133
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of investee	2	1
Deferred income taxes	(22)	(19)
Foreign currency loss (gain)	2	(2)
Depreciation	41	34
Amortization	116	114
Change in fair value of financial instruments and noncash interest	2	2
Stock-based compensation	6	6
Change in other long-term liabilities	(1)	5
Effects of changes in working capital items	176	6
Net cash provided by operating activities	457	280
Investing activities:
Capital expenditures	(17)	(39)
Expenditures for television distribution rights	(1)	(1)
Changes in other noncurrent assets	(3)	(2)
Other investing activities	—	(6)
Net cash used in investing activities	(21)	(48)
Financing activities:
Principal payments of debt and capital lease obligations	(650)	(438)
Principal borrowings of debt from senior secured credit facility	454	515
Dividends paid to Liberty Interactive Corporation	(183)	(234)
Dividends paid to noncontrolling interest	(22)	(21)
Other financing activities	(4)	(7)
Net cash used in financing activities	(405)	(185)
Effect of foreign exchange rate changes on cash and cash equivalents	9	(13)
Net increase in cash and cash equivalents	40	34
Cash and cash equivalents, beginning of period	284	327
Cash and cash equivalents, end of period	$324	361
Effects of changes in working capital items:
Decrease in accounts receivable	$333	379
Increase in inventories	(66)	(71)
Increase in prepaid expenses and other current assets	(11)	(15)
Decrease in accounts payable-trade	(62)	(115)
Decrease in accrued liabilities and other	(18)	(172)
Effects of changes in working capital items	$176	6

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statement of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2016	1	$—	6,851	(2,832)	(224)	100	3,895
Net income	—	—	—	124	—	11	135
Foreign currency translation adjustments, net of tax	—	—	—	—	21	6	27
Dividends paid to Liberty Interactive Corporation and noncontrolling interest and other	—	—	—	(183)	—	(22)	(205)
Impact of tax liability allocation and indemnification agreement with Liberty Interactive Corporation	—	—	9	—	—	—	9
Withholding taxes on net share settlements of stock-based compensation	—	—	(4)	—	—	—	(4)
Stock-based compensation	—	—	6	—	—	—	6
Balance, March 31, 2017	1	$—	6,862	(2,891)	(203)	95	3,863

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
In the United States ("U.S."), QVC's televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full-time basis, including QVC, QVC2 (f/k/a QVC Plus) and the recently launched Beauty iQ. The Company's U.S. programming is also available on QVC.com, QVC's U.S. website; mobile applications via streaming video; over-the-air broadcasters; and over-the-top content platforms (Roku, Apple TV, etc.).
QVC believes that the Company's digital platforms complement the Company's televised shopping programs by allowing consumers to purchase a wide assortment of goods offered on QVC's televised programs, as well as other products that are available only on the Company's digital platforms. The Company views e-commerce as a natural extension of the Company's business, allowing the Company to stream live video and offer on-demand video segments of items recently presented live on QVC's televised programs. The Company's digital platforms allow shoppers to browse, research, compare and perform targeted searches for products, control the order-entry process and conveniently access their QVC account.
QVC's international televised shopping programs, including live and recorded content, are distributed on a full-time basis to households outside of the U.S., primarily in Germany, Austria, Japan, the United Kingdom ("U.K."), the Republic of Ireland, Italy and France. In some of the countries where QVC operates, QVC's televised shopping programs are broadcast across multiple QVC channels: QVC Beauty & Style and QVC Plus in Germany and QVC Beauty, QVC Extra, QVC Style and QVC +1 in the U.K. The programming created for most of these markets is also available via streaming video on QVC's digital platforms. QVC's international business employs product sourcing teams who select products tailored to the interests of each local market.
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the three months ended March 31, 2017 and 2016, QVC-Japan paid dividends to Mitsui of $22 million and $21 million, respectively.
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
The Company is an indirect wholly owned subsidiary of Liberty Interactive Corporation ("Liberty"), which owns interests in a broad range of digital commerce businesses. QVC Group common stock (Nasdaq: QVCA and QVCB) tracks the assets and liabilities of the QVC Group. The QVC Group tracks the Company, zulily, llc and Liberty's 38% equity interest in HSN, Inc., one of the Company's two closest televised shopping competitors, cash and certain liabilities. The QVC Group does not represent a separate legal entity; rather, it represents those businesses, assets and liabilities that are attributed to that group.
On October 1, 2015, Liberty acquired all of the outstanding shares of zulily, inc. ("zulily") (now known as zulily, llc). zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. zulily is attributed to the QVC Group and the Company believes that its business is complementary to the Company. zulily is not part of the results of operations or financial position of QVC presented in these condensed consolidated financial statements. During each of the three months ended March 31, 2017 and 2016, QVC and zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. The gross value of these transactions totaled $2 million in both periods, which did not have a material impact on QVC's financial position, results of operations, or liquidity.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

On June 23, 2016, QVC amended and restated its senior secured credit facility (the "Third Amended and Restated Credit Agreement") increasing the revolving credit facility from $2.25 billion to $2.65 billion as explained further in note 6. The Third Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or zulily. Under the terms of the Third Amended and Restated Credit Agreement, QVC and zulily are jointly and severally liable for all amounts borrowed on the $400 million tranche. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of zulily. As of March 31, 2017, there was $295 million borrowed by zulily on the $400 million tranche of the Third Amended and Restated Credit Agreement, none of which the Company expects to repay on behalf of zulily.
The condensed consolidated financial statements include the accounts of QVC, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.
The accompanying (a) condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in QVC's Annual Report on Form 10-K for the year ended December 31, 2016.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates include, but are not limited to, sales returns, uncollectible receivables, inventory obsolescence, depreciable lives of fixed assets, internally-developed software, valuation of acquired intangible assets and goodwill, income taxes and stock‑based compensation.
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued ASU No. 2016-08 which clarifies principal versus agent considerations, in April 2016, the FASB issued ASU No. 2016-10 which clarifies the identification of performance obligations and the implementation guidance for licensing, and in May 2016, the FASB issued ASU No. 2016-12 which clarifies assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The updated guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. The Company has reviewed the applicable ASU and has not yet selected a transition method. At the current time, the Company has not quantified the effects of this pronouncement, but it is working through the relevant aspects to evaluate the quantitative effects of the new guidance. However, the Company expects to elect the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when its payment terms are less than one year. The Company plans to be able to quantify the effects of these ASUs no later than the fourth quarter of 2017. The Company is currently assessing the presentation and financial disclosures to evaluate the impact of the amended guidance on the Company's existing revenue recognition policies and procedures. The Company will continue to provide updates as to the progress of the Company's evaluation in its quarterly reports during 2017.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The new principle is part of

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

the FASB’s simplification initiative and applies to entities that measure inventory using a method other than last-in, first-out ("LIFO") or the retail inventory method. The Company has adopted this guidance as of January 1, 2017, and there was no significant effect of the standard on its financial reporting.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this guidance in the third quarter of 2016. In accordance with the new guidance, excess tax benefits and tax deficiencies are recognized as income tax benefit or expense rather than as additional paid-in capital. The Company has elected to recognize forfeitures as they occur rather than continue to estimate expected forfeitures. In addition, pursuant to the new guidance, excess tax benefits are classified as an operating activity on the condensed consolidated statements of cash flows. The recognition of excess tax benefits and deficiencies are applied prospectively from January 1, 2016. Refer to the "Reclassifications" section below for additional detail of the adoption of this guidance.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues to reduce the diversity in practice for appropriate classification on the statement of cash flows. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The Company does not expect the adoption will have a material effect on its condensed consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on its condensed consolidated financial statements and related disclosures.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Reclassifications
Certain prior period amounts have been reclassified to conform with current period presentation. In relation to the adoption of ASU 2016-09 in the third quarter of 2016, the Company has reclassified excess tax benefits from stock-based compensation previously recorded in additional paid-in capital of $4 million as a tax benefit on the condensed consolidated statement of operations for the three months ended March 31, 2016.
(2) Television Distribution Rights, Net
Television distribution rights consisted of the following:

(in millions)	March 31, 2017	December 31, 2016
Television distribution rights	$2,288	2,279
Less accumulated amortization	(2,154)	(2,096)
Television distribution rights, net	$134	183
The Company recorded amortization expense of $50 million and $47 million for the three months ended March 31, 2017 and 2016, respectively, related to television distribution rights.
As of March 31, 2017, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2017	$84
2018	23
2019	13
2020	11
2021	3
The decrease in future amortization expense in 2018 is primarily due to the end of affiliation agreement terms for contracts in place at the time of Liberty's acquisition of QVC in 2003.
(3) Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2017 were as follows:

(in millions)	QVC-U.S.	QVC-Germany	QVC-Japan	QVC-U.K.	QVC-Italy	Total
Balance as of December 31, 2016	$4,190	267	258	161	119	4,995
Exchange rate fluctuations	—	6	14	1	2	23
Balance as of March 31, 2017	$4,190	273	272	162	121	5,018

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(4) Other Intangible Assets, Net
Other intangible assets consisted of the following:

	March 31, 2017			December 31, 2016
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$662	(491)	171	646	(466)	180
Affiliate and customer relationships	2,400	(2,319)	81	2,397	(2,274)	123
Debt origination fees	8	(2)	6	8	(1)	7
Trademarks (indefinite life)	2,428	—	2,428	2,428	—	2,428
	$5,498	(2,812)	2,686	5,479	(2,741)	2,738
The Company recorded amortization expense of $66 million and $67 million for the three months ended March 31, 2017 and 2016, respectively, related to other intangible assets.
As of March 31, 2017, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2017	$141
2018	73
2019	36
2020	7
2021	1
The decrease in future amortization expense in 2018 is primarily due to the end of the useful lives of the affiliate and customer relationships in place at the time of Liberty's acquisition of QVC in 2003.
(5) Accrued Liabilities
Accrued liabilities consisted of the following:

(in millions)	March 31, 2017	December 31, 2016
Accounts payable non-trade	$184	215
Income taxes	178	120
Accrued compensation and benefits	104	92
Deferred revenue	74	69
Allowance for sales returns	71	93
Sales and other taxes	43	62
Accrued interest	37	58
Other	54	60
	$745	769

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(6) Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consisted of the following:

(in millions)	March 31, 2017	December 31, 2016
3.125% Senior Secured Notes due 2019, net of original issue discount	$399	399
5.125% Senior Secured Notes due 2022	500	500
4.375% Senior Secured Notes due 2023, net of original issue discount	750	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	600
4.45% Senior Secured Notes due 2025, net of original issue discount	599	599
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
Senior secured credit facility	1,404	1,596
Capital lease obligations	75	69
Build to suit lease obligation	104	105
Less debt issuance costs, net	(27)	(28)
Total debt and capital lease obligations	5,103	5,289
Less current portion	(15)	(14)
Long-term portion of debt and capital lease obligations	$5,088	5,275
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and certain of its subsidiaries and have equal priority to the senior secured credit facility. The interest on all of QVC's senior secured notes is payable semi-annually.
Senior Secured Credit Facility
On June 23, 2016, QVC entered into the Third Amended and Restated Credit Agreement with zulily as borrowers (collectively, the “Borrowers”) which is a multi-currency facility that provides for a $2.65 billion revolving credit facility with a $300 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Third Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by the Company or zulily with an additional $50 million sub-limit for standby letters of credit (see notes 1 and 13). The remaining $2.25 billion and any incremental loans may be borrowed only by the Company. Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.75% depending on the Borrowers’ combined ratio of Consolidated Total Debt to Consolidated EBITDA (the “Combined Consolidated Leverage Ratio”). Borrowings that are LIBOR loans will bear interest at a per annum rate equal to the applicable LIBOR rate plus a margin that varies between 1.25% and 1.75% depending on the Borrowers’ Combined Consolidated Leverage Ratio. Because the calculation of the Combined Consolidated Leverage Ratio was revised to include zulily, the effective interest rate margins, on the date that the Third Amended and Restated Credit Agreement was entered into, decreased from the interest rate margins under the previous bank credit facility. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if zulily ceases to be controlled by Liberty, all of its loans must be repaid and its letters of credit cash collateralized. The facility matures on June 23, 2021, except that $140 million of the $2.25 billion commitment available to QVC matures on March 9, 2020. Any amounts prepaid on the revolving facility may be reborrowed. Payment of loans may be accelerated following certain customary events of default. The senior secured credit facility is secured by the capital stock of QVC.
QVC had $941 million available under the terms of the Third Amended and Restated Credit Agreement at March 31, 2017, including the portion available under the $400 million tranche that zulily may also borrow on. The interest rate on the Third Amended and Restated Credit Agreement was 2.5% at March 31, 2017.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The purpose of the amendment was to, among other things, extend the maturity of the Company's senior secured credit facility, provide zulily the opportunity to borrow on the senior secured credit facility (see note 1), and lower the interest rate on borrowings. The payment and performance of the Borrowers’ obligations under the Third Amended and Restated Credit Agreement are guaranteed by each of QVC’s Material Domestic Subsidiaries (as defined in the Third Amended and Restated Credit Agreement). Further, the borrowings under the Third Amended and Restated Credit Agreement are secured, pari passu with QVC’s existing notes, by a pledge of all of QVC’s equity interests. The payment and performance of the Borrowers’ obligations with respect to the $400 million tranche available to both QVC and zulily are also guaranteed by each of zulily’s Material Domestic Subsidiaries (as defined in the Third Amended and Restated Credit Agreement), if any, and are secured by a pledge of all of zulily’s equity interests.
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
Interest Rate Swap Arrangements
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in gain on financial instruments in the accompanying condensed consolidated statement of operations. At March 31, 2017, the fair value of the swap instrument was in a net asset position of approximately $2 million which was included in other noncurrent assets.
Other Debt Related Information
QVC was in compliance with all of its debt covenants at March 31, 2017.
During the quarter, there were no significant changes to QVC's debt credit ratings.
The weighted average rate applicable to all of the outstanding debt (excluding capital and build to suit leases) prior to amortization of bond discounts and related debt issuance costs was 4.1% as of March 31, 2017.
(7) Leases
Future minimum payments under noncancelable operating leases and capital leases with initial terms of one year or more and the lease related to the Company's California distribution center (build to suit lease) at March 31, 2017 consisted of the following:

(in millions)	Capital leases	Operating leases	Build to suit lease
Remainder of 2017	$10	16	4
2018	15	17	6
2019	15	12	6
2020	12	9	6
2021	11	8	6
Thereafter	17	65	67
Total	$80	127	95

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The Company has entered into fourteen separate capital lease agreements with transponder and transmitter network suppliers to transmit its signals in the U.S., Germany and France at an aggregate monthly cost of $1 million. Depreciation expense related to the capital leases was $3 million for each of the three months ended March 31, 2017 and 2016. Total future minimum capital lease payments of $80 million include $5 million of imputed interest. The transponder service agreements for our U.S. transponders expire between 2019 and 2023. The transponder and transmitter network service agreements for our international transponders expire between 2019 and 2027.
Expenses for operating leases, principally for data processing equipment, facilities, satellite uplink service agreements and the California distribution center land, amounted to $6 million and $7 million for the three months ended March 31, 2017 and 2016, respectively.
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
QVC has the right to purchase the Premises and related land from the landlord by entering into an amended and restated agreement at any time during the twenty-fifth or twenty-sixth months of the Lease's initial term, which will occur in June and July of 2018, with a $10 million initial payment and annual payments of $12 million over a term of 13 years.
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
On August 29, 2016, the California distribution center officially opened. The Company evaluated whether the Lease met the criteria for "sale-leaseback" treatment under U.S. GAAP and concluded that it did not. Therefore, the Company treats the Lease as a financing obligation and lease payments are attributed to: (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense representing an imputed cost to lease the underlying land of the Premises. In addition, the building asset is being depreciated over its estimated useful life of 20 years. Although the Company did not begin making monthly lease payments pursuant to the Lease until February 2017, the portion of the lease obligations allocated to the land has been treated for accounting purposes as an operating lease that commenced in 2015. If the Company does not exercise its right to purchase the Premises and related land, the Company will derecognize both the net book values of the asset and the financing obligation at the conclusion of the lease term.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

For the three months ended March 31, 2017, the Company recorded a tax provision of $77 million, which represented an effective tax rate of 36.3%. For the three months ended March 31, 2016, the Company recorded a tax provision of $76 million, which represented an effective tax rate of 36.4%. These rates differ from the U.S. federal income tax rate of 35.0% primarily due to state tax expense.
QVC is party to ongoing discussions with the Internal Revenue Service under the Compliance Assurance Process audit program. The Company files Federal tax returns on a consolidated basis with its parent company, Liberty. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of March 31, 2017, certain of the Company's subsidiaries were under examination in Germany for 2012 through 2014 and the U.K. for 2015. In addition, as of March 31, 2017, the Company, or one of its subsidiaries, was also under examination in California, New York State, New York City, and Pennsylvania.
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
The amounts of the tax-related balances due to Liberty at March 31, 2017 and December 31, 2016 were $134 million and $75 million, respectively, and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at March 31, 2017 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$197	197	—	—
Noncurrent assets:
Interest rate swap arrangements	2	—	2	—
Long-term liabilities:
Debt (note 6)	4,936	—	4,936	—

		Fair value measurements at December 31, 2016 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$113	113	—	—
Noncurrent assets:
Interest rate swap arrangements	2	—	2	—
Long-term liabilities:
Debt (note 6)	5,092	—	5,092	—
The majority of the Company's Level 2 financial liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in U.S. GAAP. Accordingly, the financial instruments are reported in the foregoing tables as Level 2 fair value instruments.
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in gain on financial instruments in the accompanying condensed consolidated statement of operations. At March 31, 2017, the fair value of the swap instrument was in a net asset position of approximately $2 million which was included in other noncurrent assets.
(11) Information about QVC's Operating Segments
The Company has identified two reportable operating segments: QVC-U.S. and QVC-International. Both operating segments are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the Internet and mobile applications in certain markets.
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
Performance measures

	Three months ended March 31,
	2017		2016
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QVC-U.S.	$1,370	336	1,407	326
QVC-International	595	98	606	89
Consolidated QVC	$1,965	434	2,013	415
Net revenue amounts by product category are not available from our general purpose financial statements.
Other information

	Three months ended March 31,
	2017		2016
(in millions)	Depreciation	Amortization	Depreciation	Amortization
QVC-U.S.	$24	105	17	102
QVC-International	17	11	17	12
Consolidated QVC	$41	116	34	114

	March 31, 2017		December 31, 2016
(in millions)	Total assets	Capital expenditures	Total assets	Capital expenditures
QVC-U.S.	$9,293	14	9,595	152
QVC-International	1,955	3	1,950	27
Consolidated QVC	$11,248	17	11,545	179
Long-lived assets, net of accumulated depreciation, by segment were as follows:

(in millions)	March 31, 2017	December 31, 2016
QVC-U.S.	$574	594
QVC-International	441	437
Consolidated QVC	$1,015	1,031

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The following table provides a reconciliation of Adjusted OIBDA to income before income taxes:

	Three months ended March 31,
(in millions)	2017	2016
Adjusted OIBDA	$434	415
Stock-based compensation	(6)	(6)
Depreciation and amortization	(157)	(148)
Equity in losses of investee	(2)	(1)
Interest expense, net	(55)	(53)
Foreign currency (loss) gain	(2)	2
Income before income taxes	$212	209
(12) Other Comprehensive Income
The change in the component of accumulated other comprehensive loss, net of taxes ("AOCL"), is summarized as follows:

(in millions)	Foreign currency translation adjustments	AOCL
Balance at January 1, 2017	$(224)	(224)
Other comprehensive income attributable to QVC, Inc. stockholder	21	21
Balance at March 31, 2017	(203)	(203)

Balance at January 1, 2016	$(140)	(140)
Other comprehensive income attributable to QVC, Inc. stockholder	27	27
Balance at March 31, 2016	(113)	(113)
The component of other comprehensive income is reflected in QVC's condensed consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive income:

(in millions)	Before-tax amount	Tax (expense) benefit	Net-of-tax amount
Three months ended March 31, 2017
Foreign currency translation adjustments	$47	(20)	27
Other comprehensive income	47	(20)	27

Three months ended March 31, 2016
Foreign currency translation adjustments	$28	6	34
Other comprehensive income	28	6	34
(13) Subsequent Event
As of May 1, 2017, zulily had $320 million outstanding on the shared tranche within the Third Amended and Restated Credit Agreement.

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
In connection with the Third Amended and Restated Credit Agreement in June 2016 (see notes 1 and 6), QVC International Ltd is no longer a guarantor subsidiary, and is reflected with the combined non-guarantor subsidiaries.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Balance Sheets

March 31, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$1	151	172	—	324
Restricted cash	8	—	2	—	10
Accounts receivable, net	660	—	258	—	918
Inventories	764	—	256	—	1,020
Prepaid expenses and other current assets	30	—	28	—	58
Total current assets	1,463	151	716	—	2,330
Property and equipment, net	302	62	651	—	1,015
Television distribution rights, net	—	124	10	—	134
Goodwill	4,190	—	828	—	5,018
Other intangible assets, net	617	2,049	20	—	2,686
Other noncurrent assets	18	—	47	—	65
Investments in subsidiaries	3,306	115	—	(3,421)	—
Total assets	$9,896	2,501	2,272	(3,421)	11,248
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$3	—	12	—	15
Accounts payable-trade	365	—	262	—	627
Accrued liabilities (1)	(33)	279	499	—	745
Intercompany accounts payable (receivable)	603	(1,276)	673	—	—
Total current liabilities	938	(997)	1,446	—	1,387
Long-term portion of debt and capital lease obligations	4,940	—	148	—	5,088
Deferred income taxes	143	696	(63)	—	776
Other long-term liabilities	107	—	27	—	134
Total liabilities	6,128	(301)	1,558	—	7,385
Equity:
QVC, Inc. stockholder's equity	3,768	2,802	619	(3,421)	3,768
Noncontrolling interest	—	—	95	—	95
Total equity	3,768	2,802	714	(3,421)	3,863
Total liabilities and equity	$9,896	2,501	2,272	(3,421)	11,248
(1) The negative balance is due to the impact of allocated income tax position of respective underlying entities relative to total consolidated net income tax liability.

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Three months ended March 31, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,404	225	644	(308)	1,965
Cost of goods sold	855	37	391	(40)	1,243
Gross profit	549	188	253	(268)	722
Operating expenses:
Operating	100	58	68	(89)	137
Selling, general and administrative, including stock-based compensation	242	—	94	(179)	157
Depreciation	17	2	22	—	41
Amortization	60	45	11	—	116
	419	105	195	(268)	451
Operating income	130	83	58	—	271
Other (expense) income:
Equity in losses of investee	—	—	(2)	—	(2)
Interest expense, net	(55)	—	—	—	(55)
Foreign currency loss	(1)	—	(1)	—	(2)
Intercompany interest (expense) income	(1)	22	(21)	—	—
	(57)	22	(24)	—	(59)
Income before income taxes	73	105	34	—	212
Income tax expense	(32)	(30)	(15)	—	(77)
Equity in earnings of subsidiaries, net of tax	94	17	—	(111)	—
Net income	135	92	19	(111)	135
Less net income attributable to the noncontrolling interest	(11)	—	(11)	11	(11)
Net income attributable to QVC, Inc. stockholder	$124	92	8	(100)	124

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Three months ended March 31, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,444	233	665	(329)	2,013
Cost of goods sold	876	42	409	(47)	1,280
Gross profit	568	191	256	(282)	733
Operating expenses:
Operating	109	59	72	(98)	142
Selling, general and administrative, including stock-based compensation	263	—	103	(184)	182
Depreciation	12	2	20	—	34
Amortization	60	41	13	—	114
	444	102	208	(282)	472
Operating income	124	89	48	—	261
Other (expense) income:
Equity in losses of investee	—	—	(1)	—	(1)
Interest expense, net	(53)	—	—	—	(53)
Foreign currency gain (loss)	3	(2)	1	—	2
Intercompany interest (expense) income	—	(21)	21	—	—
	(50)	(23)	21	—	(52)
Income before income taxes	74	66	69	—	209
Income tax expense	(24)	(26)	(26)	—	(76)
Equity in earnings of subsidiaries, net of tax	83	56	—	(139)	—
Net income	133	96	43	(139)	133
Less net income attributable to the noncontrolling interest	(8)	—	(8)	8	(8)
Net income attributable to QVC, Inc. stockholder	$125	96	35	(131)	125

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

Three months ended March 31, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$135	92	19	(111)	135
Foreign currency translation adjustments	27	—	27	(27)	27
Total comprehensive income	162	92	46	(138)	162
Comprehensive income attributable to noncontrolling interest	(17)	—	(17)	17	(17)
Comprehensive income attributable to QVC, Inc. stockholder	$145	92	29	(121)	145
Condensed Consolidating Statements of Comprehensive Income

Three months ended March 31, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$133	96	43	(139)	133
Foreign currency translation adjustments	34	—	34	(34)	34
Total comprehensive income	167	96	77	(173)	167
Comprehensive income attributable to noncontrolling interest	(15)	—	(15)	15	(15)
Comprehensive income attributable to QVC, Inc. stockholder	$152	96	62	(158)	152

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Cash Flows

Three months ended March 31, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$220	155	82	—	457
Investing activities:
Capital expenditures	(13)	(1)	(3)	—	(17)
Expenditures for television distribution rights	—	(1)	—	—	(1)
Changes in other noncurrent assets	(2)	—	(1)	—	(3)
Intercompany investing activities	201	(522)	—	321	—
Net cash provided by (used in) investing activities	186	(524)	(4)	321	(21)
Financing activities:
Principal payments of debt and capital lease obligations	(648)	—	(2)	—	(650)
Principal borrowings of debt from senior secured credit facility	454	—	—	—	454
Dividends paid to Liberty Interactive Corporation	(183)	—	—	—	(183)
Dividends paid to noncontrolling interest	—	—	(22)	—	(22)
Other financing activities	(4)	—	—	—	(4)
Net short-term intercompany debt (repayments) borrowings	(20)	(1,030)	1,050	—	—
Other intercompany financing activities	(6)	1,453	(1,126)	(321)	—
Net cash (used in) provided by financing activities	(407)	423	(100)	(321)	(405)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	9	—	9
Net (decrease) increase in cash and cash equivalents	(1)	54	(13)	—	40
Cash and cash equivalents, beginning of period	2	97	185	—	284
Cash and cash equivalents, end of period	$1	151	172	—	324

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Cash Flows

Three months ended March 31, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$209	77	(6)	—	280
Investing activities:
Capital expenditures	(29)	(1)	(9)	—	(39)
Expenditures for television distribution rights	—	(1)	—	—	(1)
Other investing activities	(6)	—	—	—	(6)
Changes in other noncurrent assets	1	—	(3)	—	(2)
Intercompany investing activities	151	22	—	(173)	—
Net cash provided by (used in) investing activities	117	20	(12)	(173)	(48)
Financing activities:
Principal payments of debt and capital lease obligations	(436)	—	(2)	—	(438)
Principal borrowings of debt from senior secured credit facility	515	—	—	—	515
Dividends paid to Liberty Interactive Corporation	(234)	—	—	—	(234)
Dividends paid to noncontrolling interest	—	—	(21)	—	(21)
Other financing activities	(7)	—	—	—	(7)
Net short-term intercompany debt (repayments) borrowings	(82)	137	(55)	—	—
Other intercompany financing activities	(80)	(154)	61	173	—
Net cash used in financing activities	(324)	(17)	(17)	173	(185)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(13)	—	(13)
Net increase (decrease) in cash and cash equivalents	2	80	(48)	—	34
Cash and cash equivalents, beginning of period	—	112	215	—	327
Cash and cash equivalents, end of period	$2	192	167	—	361

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

•
changes in distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and Internet Protocol television and their impact on home shopping programming;

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
For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2016.
Overview
QVC, Inc. and its consolidated subsidiaries ("QVC" or the "Company") is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications.
In the United States ("U.S."), our televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full-time basis, including QVC, QVC2 (f/k/a QVC Plus) and the recently launched Beauty iQ. Our U.S. programming is also available on QVC.com, our U.S. website; mobile applications via streaming video; over-the-air broadcasters; and over-the-top content platforms (Roku, Apple TV, etc.).
We believe that our digital platforms complement our televised shopping programs by allowing consumers to purchase a wide assortment of goods offered on our televised programs, as well as other products that are available only on our digital platforms. We view e-commerce as a natural extension of our business, allowing us to stream live video and offer on-demand video segments of items recently presented live on our televised programs. Our digital platforms allow shoppers to browse, research, compare and perform targeted searches for products, control the order-entry process and conveniently access their QVC account.
Our international televised shopping programs, including live and recorded content, are distributed on a full-time basis to households outside of the U.S., primarily in Germany, Austria, Japan, the United Kingdom ("U.K."), the Republic of Ireland, Italy and France. In some of the countries where we operate, our televised shopping programs are broadcast across multiple QVC channels: QVC Beauty & Style and QVC Plus in Germany and QVC Beauty, QVC Extra, QVC Style and QVC +1 in the U.K. The programming created for most of these markets is also available via streaming video on our digital platforms. Our international business employs product sourcing teams who select products tailored to the interests of each local market.

The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the three months ended March 31, 2017 and 2016, QVC-Japan paid dividends to Mitsui of $22 million and $21 million, respectively.
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
The Company is an indirect wholly owned subsidiary of Liberty Interactive Corporation ("Liberty"), which owns interests in a broad range of digital commerce businesses. QVC Group common stock (Nasdaq: QVCA and QVCB) tracks the assets and liabilities of the QVC Group. The QVC Group tracks the Company, zulily, llc and Liberty's 38% equity interest in HSN, Inc., one of the Company's two closest televised shopping competitors, cash and certain liabilities. The QVC Group does not represent a separate legal entity; rather, it represents those businesses, assets and liabilities that are attributed to that group.

On October 1, 2015, Liberty acquired all of the outstanding shares of zulily, inc. ("zulily") (now known as zulily, llc). zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. zulily is attributed to the QVC Group and the Company believes that its business is complementary to the Company. zulily is not part of the results of operations or financial position of QVC presented in the accompanying consolidated financial statements. During each of the three months ended March 31, 2017 and 2016, QVC and zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. The gross value of these transactions totaled $2 million in both periods, which did not have a material impact on QVC's financial position, results of operations, or liquidity.
Additionally, on June 23, 2016, QVC amended and restated its senior secured credit facility (the "Third Amended and Restated Credit Agreement") increasing the revolving credit facility from $2.25 billion to $2.65 billion as explained further in notes 1 and 6. The Third Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or zulily. Under the terms of the Third Amended and Restated Credit Agreement, QVC and zulily are jointly and severally liable for all amounts borrowed on the $400 million tranche. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of zulily. As of March 31, 2017, there was $295 million borrowed by zulily on the $400 million tranche of the Third Amended and Restated Credit Agreement, none of which the Company expects to repay on behalf of zulily.
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

On June 23, 2016, the U.K. held a referendum in which British citizens approved an exit from the European Union (the "E.U."), commonly referred to as “Brexit.” As a result of the referendum, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the U.K. Pound Sterling as compared to the U.S. Dollar. Volatility in exchange rates is expected to continue in the short term as the U.K. negotiates its exit from the E.U. In the longer term, any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results. On March 29, 2017, the U.K. invoked Article 50 of the Treaty of Lisbon, which is the first step of the U.K.’s formal exit from the EU. This starts the two-year window in which the U.K. and the European Commission can negotiate future terms for imports, exports, taxes, employment, immigration and other areas, ending in the exit of the U.K. from the E.U.
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
Results of Operations
QVC's operating results were as follows:

	Three months ended March 31,
(in millions)	2017	2016
Net revenue	$1,965	2,013
Costs of goods sold	1,243	1,280
Gross profit	722	733
Operating expenses:
Operating	137	142
Selling, general and administrative, excluding stock-based compensation	151	176
Adjusted OIBDA	434	415
Stock-based compensation	6	6
Depreciation	41	34
Amortization	116	114
Operating income	271	261
Other (expense) income:
Equity in losses of investee	(2)	(1)
Interest expense, net	(55)	(53)
Foreign currency (loss) gain	(2)	2
	(59)	(52)
Income before income taxes	212	209
Income tax expense	(77)	(76)
Net income	135	133
Less net income attributable to the noncontrolling interest	(11)	(8)
Net income attributable to QVC, Inc. stockholder	$124	125

Net revenue
Net revenue by segment was as follows:

	Three months ended March 31,
(in millions)	2017	2016
QVC-U.S.	$1,370	1,407
QVC-International	595	606
Consolidated QVC	$1,965	2,013
QVC's consolidated net revenue decreased 2.4% for the three months ended March 31, 2017 as compared to the corresponding period in the prior year. The three month decrease in net revenue of $48 million was primarily comprised of a $96 million decrease due to a 4.1% decrease in average selling price per unit ("ASP"), a $26 million decrease due to unfavorable foreign currency rates primarily in the U.K. and Germany and a $2 million decrease in shipping and handling revenue. The decrease was offset by a $50 million increase due to a 2.1% increase in units sold and a $26 million decrease in estimated product returns.
During the three months ended March 31, 2017 and 2016, the changes in revenue and expenses were affected by changes in the exchange rates for the U.K. Pound Sterling, the Euro and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
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
The percentage change in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended March 31, 2017
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QVC-U.S.	(2.6)%	—%	(2.6)%
QVC-International	(1.8)%	(4.2)%	2.4%
QVC-U.S. net revenue decrease for the three months ended March 31, 2017 was primarily due to a 4.8% decrease in ASP attributing $77 million and a $4 million decrease in shipping and handling revenue. The decrease was offset by a $27 million decrease in estimated product returns and a 1.1% increase in units sold attributing $17 million. Net shipping and handling revenue decreased in the U.S. as a result of a decrease in shipping and handling per unit from promotional offers. The decrease in estimated product returns was primarily due to an overall lower return rate and reduced sales. QVC-U.S. experienced a shipped sales decline in all categories except apparel and beauty.
QVC-International net revenue growth in constant currency was primarily due to a 4.1% increase in units shipped attributing $29 million mainly in Japan and Germany offset by a decrease in the U.K. The growth was offset by a decrease in ASP of 2.1% primarily in the Japanese and German markets. QVC-International experienced shipped sales growth in constant currency in all categories except electronics and jewelry.
Gross profit
QVC's gross profit percentage was 36.7% and 36.4% for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017, the gross profit percentage increased primarily due to increased product margins offset slightly by warehouse costs in the U.S. from the lower ASP, resulting in additional units shipped, and the California distribution center that opened in the third quarter of 2016.

Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses decreased $5 million or 4% for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.
For the three months ended March 31, 2017, operating expenses decreased primarily due to a $3 million decrease in customer service expenses in the U.S. and $2 million in favorable foreign currency exchange rates. The decrease in customer service expenses was primarily due to decreased calls handled and the closure of the Port St. Lucie call center in March of 2016.
Selling, general and administrative expenses (excluding stock-based compensation)
QVC's selling, general, and administrative expenses (excluding stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, credit card income, marketing and advertising expenses. Such expenses decreased $25 million, and as a percentage of net revenue, decreased from 8.7% to 7.7% for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.
For the three months ended March 31, 2017, the decrease was primarily due to decreases in personnel costs of $9 million, $4 million in favorable foreign currency exchange rates, a $3 million increase in credit card income, a $3 million decrease in bad debt expense, a $2 million favorable insurance settlement and $4 million in various other expenses. The decrease in personnel costs was primarily due to a decrease in severance and bonus and merit compensation in the U.S. The increase in credit card income was due to the favorable economics of the QVC-branded credit card portfolio in the U.S. The decrease in bad debt expense is primarily related to a decrease in Easy-Pay sales in the U.S.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $6 million of stock-based compensation expense for each of the three months ended March 31, 2017 and 2016.
Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended March 31,
(in millions)	2017	2016
Affiliate agreements	$36	36
Customer relationships	41	43
Acquisition related amortization	77	79
Property and equipment	41	34
Software amortization	24	24
Channel placement amortization and related expenses	15	11
Total depreciation and amortization	$157	148
For the three months ended March 31, 2017, depreciation and amortization increased primarily due to expense related to the additions at the California distribution center and additional channel placement related to Beauty iQ in the U.S.
Equity in losses of investee
These losses were associated with our joint venture in China that is accounted for as an equity method investment.
Interest expense, net
For the three months ended March 31, 2017, consolidated interest expense, net increased $2 million or 3.8% as compared to the corresponding period in the prior year.

Foreign currency (loss) gain
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. For the three months ended March 31, 2017, the change in foreign currency (loss) gain was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.
Income taxes
Our effective tax rate was 36.3% and 36.4% for the three months ended March 31, 2017 and 2016, respectively. These rates differ from the U.S. federal income tax rate of 35.0% primarily due to state tax expense.
Adjusted Operating Income before Depreciation and Amortization (Adjusted OIBDA)
QVC defines Adjusted OIBDA as net revenue less cost of goods sold, operating expenses and selling, general and administrative expenses (excluding stock-based compensation). QVC's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate the businesses and make decisions about allocating resources among the businesses. QVC believes that this is an important indicator of the operational strength and performance of the businesses, including the ability to service debt and fund capital expenditures. In addition, this measure allows QVC to view operating results, perform analytical comparisons and perform benchmarking among its businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation, amortization and stock-based compensation that are included in the measurement of operating income pursuant to U.S. generally accepted accounting principles ("U.S. GAAP"). Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.
The primary material limitations associated with the use of Adjusted OIBDA as compared to U.S. GAAP results are (i) it may not be comparable to similarly titled measures used by other companies in the industry, and (ii) it excludes financial information that some may consider important in evaluating QVC's performance. QVC compensates for these limitations by providing disclosure of the difference between Adjusted OIBDA and U.S. GAAP results, including providing a reconciliation of Adjusted OIBDA to U.S. GAAP results, to enable investors to perform their own analysis of QVC's operating results. Refer to note 11 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to income before income taxes.
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
As of March 31, 2017, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and certain of its subsidiaries and have equal priority to the senior secured credit facility. The interest on all of QVC's senior secured notes is payable semi-annually.

Senior Secured Credit Facility
On June 23, 2016, QVC entered into the Third Amended and Restated Credit Agreement with zulily as borrowers (collectively, the “Borrowers”) which is a multi-currency facility that provides for a $2.65 billion revolving credit facility with a $300 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Third Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by the Company or zulily with an additional $50 million sub-limit for standby letters of credit. The remaining $2.25 billion and any incremental loans may be borrowed only by the Company. Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.75% depending on the Borrowers’ combined ratio of Consolidated Total Debt to Consolidated EBITDA for the most recent four fiscal quarter period (the “Combined Consolidated Leverage Ratio”). Borrowings that are LIBOR loans will bear interest at a per annum rate equal to the applicable LIBOR rate plus a margin that varies between 1.25% and 1.75% depending on the Borrowers’ Combined Consolidated Leverage Ratio. Because the calculation of the Combined Consolidated Leverage Ratio was revised to include zulily, the effective interest rate margins, on the date that the Third Amended and Restated Credit Agreement was entered into, decreased from the interest rate margins under the previous bank credit facility. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if zulily ceases to be controlled by Liberty, all of its loans must be repaid and its letters of credit cash collateralized. The facility matures on June 23, 2021, except that $140 million of the $2.25 billion commitment available to QVC matures on March 9, 2020. Any amounts prepaid on the revolving facility may be reborrowed. Payment of loans may be accelerated following certain customary events of default. The senior secured credit facility is secured by the capital stock of QVC.
QVC had $941 million available under the terms of the Third Amended and Restated Credit Agreement at March 31, 2017, including the portion available under the $400 million tranche that zulily may also borrow on. The interest rate on the Third Amended and Restated Credit Agreement was 2.5% at March 31, 2017.
The purpose of the amendment was to, among other things, extend the maturity of the Company's senior secured credit facility, provide zulily the opportunity to borrow on the senior secured credit facility (see notes 1 and 6 to the accompanying condensed consolidated financial statements), and lower the interest rate on borrowings. The payment and performance of the Borrowers’ obligations under the Third Amended and Restated Credit Agreement are guaranteed by each of QVC’s Material Domestic Subsidiaries (as defined in the Third Amended and Restated Credit Agreement). Further, the borrowings under the Third Amended and Restated Credit Agreement are secured, pari passu with QVC’s existing notes, by a pledge of all of QVC’s equity interests. The payment and performance of the Borrowers’ obligations with respect to the $400 million tranche available to both QVC and zulily are also guaranteed by each of zulily’s Material Domestic Subsidiaries (as defined in the Third Amended and Restated Credit Agreement), if any, and are secured by a pledge of all of zulily’s equity interests.
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
Other Debt Related Information
QVC was in compliance with all of its debt covenants at March 31, 2017.
During the quarter, there were no significant changes to QVC's debt credit ratings.
There are no restrictions under the debt agreements on QVC's ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or the Third Amended and Restated Credit Agreement, and QVC's consolidated leverage ratio, and a Combined Consolidated Leverage Ratio for both QVC and zulily, would be no greater than 3.5 to 1.0. As a result, Liberty will, in many instances, be permitted to rely on QVC's cash flow for servicing Liberty's debt and for other purposes, including repurchases of Liberty's common stock, or to fund acquisitions or other operational requirements of Liberty and its subsidiaries. These events may increase accumulated deficit or require QVC to borrow under the Third Amended and Restated Credit Agreement, increasing QVC's leverage and decreasing liquidity. QVC has made significant distributions to Liberty in the past.

Interest Rate Swap Arrangements
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in gain on financial instruments in the accompanying condensed consolidated statement of operations. At March 31, 2017, the fair value of the swap instrument was in a net asset position of approximately $2 million which was included in other noncurrent assets.
Additional Cash Flow Information
During the three months ended March 31, 2017, QVC's primary uses of cash were $650 million of principal payments on debt and capital lease obligations, $183 million of dividends to Liberty, $22 million in dividend payments from QVC-Japan to Mitsui and $18 million of capital and television distribution rights expenditures. These uses of cash were funded primarily with $457 million of cash provided by operating activities and $454 million of principal borrowings from the senior secured credit facility. As of March 31, 2017, QVC's cash and cash equivalents balance (excluding restricted cash) was $324 million.
During the three months ended March 31, 2016, QVC's primary uses of cash were $438 million of principal payments on debt and capital lease obligations, $234 million of dividends to Liberty, $40 million of capital and television distribution rights expenditures and $21 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $515 million of principal borrowings from the senior secured credit facility and $280 million of cash provided by operating activities. As of March 31, 2016, QVC's cash and cash equivalents balance (excluding restricted cash) was $361 million.
The change in cash provided by operating activities for the three months ended March 31, 2017 compared to the previous year was primarily due to variances in accrued liabilities, accounts payable, inventories and prepaid expenses and other current assets offset by variances in accounts receivable. The variances in accrued liabilities and accounts payable balances are primarily due to the timing of payments to vendors. The variance in inventories is primarily due to less of an increase of inventory balances internationally. The variance in prepaid expenses are primarily due to less of an increase in prepaid contracts in both segments. The variance in accounts receivable is due to less of a decrease in Easy-Pay receivables, mostly in the U.S.
As of March 31, 2017, $146 million of the $324 million in cash and cash equivalents was held by foreign subsidiaries. Cash in foreign subsidiaries is generally accessible, but certain tax consequences may reduce the net amount of cash we are able to utilize for U.S. purposes. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately two-thirds of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
Other
Capital expenditures spending in 2017 is expected to be between $180 to $190 million, including $17 million already expended.

Refer to the chart under the "Off-balance Sheet Arrangements and Aggregate Contractual Obligations" section below for additional information concerning the amount and timing of expected future payments under QVC's contractual obligations at March 31, 2017.
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

Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations at March 31, 2017 is summarized below:

	Payments due by period
(in millions)	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt (1)	$—	—	400	—	1,404	3,150	4,954
Interest payments (2)	132	204	197	192	173	909	1,807
Capital lease obligations (including imputed interest)	10	15	15	12	11	17	80
Operating lease obligations	16	17	12	9	8	65	127
Build to suit lease	$4	6	6	6	6	67	95
(1) Amounts exclude capital lease obligations and the issue discounts on the 3.125%, 4.375%, 4.85%, 4.45%, 5.45% and 5.95% Senior Secured Notes. Additionally, the presentation assumes there is no amount outstanding on the commitment that matures on March 9, 2020.
(2) Amounts (i) are based on the terms of QVC's senior secured credit facility and senior secured notes, (ii) assumes the interest rates on the floating rate debt remain constant at the rates in effect as of March 31, 2017, (iii) assumes that our existing debt is repaid at maturity and (iv) excludes capital lease obligations.
Our purchase obligations did not materially change as of March 31, 2017.
Recent Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued ASU No. 2016-08 which clarifies principal versus agent considerations, in April 2016, the FASB issued ASU No. 2016-10 which clarifies the identification of performance obligations and the implementation guidance for licensing, and in May 2016, the FASB issued ASU No. 2016-12 which clarifies assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The updated guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. The Company has reviewed the applicable ASU and has not yet selected a transition method. At the current time, the Company has not quantified the effects of this pronouncement, but it is working through the relevant aspects to evaluate the quantitative effects of the new guidance. However, the Company expects to elect the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when its payment terms are less than one year. The Company plans to be able to quantify the effects of these ASUs no later than the fourth quarter of 2017. The Company is currently assessing the presentation and financial disclosures to evaluate the impact of the amended guidance on the Company's existing revenue recognition policies and procedures. The Company will continue to provide updates as to the progress of the Company's evaluation in its quarterly reports during 2017.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The new principle is part of the FASB’s simplification initiative and applies to entities that measure inventory using a method other than last-in, first-out ("LIFO") or the retail inventory method. The Company has adopted this guidance as of January 1, 2017, and there was no significant effect of the standard on its financial reporting.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this guidance in the third quarter of 2016. In accordance with the new guidance, excess tax benefits and tax deficiencies are recognized as income tax benefit or expense rather than as additional paid-in capital. The Company has elected to recognize forfeitures as they occur rather than continue to estimate expected forfeitures. In addition, pursuant to the new guidance, excess tax benefits are classified as an operating activity on the condensed consolidated statements of cash flows. The recognition of excess tax benefits and deficiencies are applied prospectively from January 1, 2016. Refer to the "Reclassifications" section in note 1 to the accompanying condensed consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues to reduce the diversity in practice for appropriate classification on the statement of cash flows. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The Company does not expect the adoption will have a material effect on its condensed consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on its condensed consolidated financial statements and related disclosures.
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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at March 31, 2017:

(in millions, except percentages)	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	—	400	—	—	3,150	3,550	3,532
Weighted average interest rate on fixed rate debt	—%	—%	3.1%	—%	—%	4.9%	4.7%	N/A
Variable rate debt	$—	—	—	—	1,404	—	1,404	1,404
Average interest rate on variable rate debt	—%	—%	—%	—%	2.5%	—%	2.5%	N/A
(1) Amounts exclude capital lease and build to suit lease obligations and the issue discounts on the 3.125%, 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes. Additionally, the presentation assumes there is no amount outstanding on the commitment that matures on March 9, 2020.
N/A - Not applicable.
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in gain on financial instruments in the accompanying condensed consolidated statement of operations. At March 31, 2017, the fair value of the swap instrument was in a net asset position of approximately $2 million which was included in other noncurrent assets. A 1% change in the one-month U.S. LIBOR rate (floating portion of the interest rate swap) will result in a change in the value of the swap instrument less than $1 million.
Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three months ended March 31, 2017 would have been impacted by approximately $1 million for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The Third Amended and Restated Credit Agreement provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of March 31, 2017, no borrowings in foreign currencies were outstanding.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
QVC, Inc.

Date: May 9, 2017	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2017	By:/s/ THADDEUS J. JASTRZEBSKI
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