Form 10-Q
period 2017-06-30
QVC INC
filed 2017-08-08
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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
Registrant's telephone number, including area code: (484) 701-1000
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐
(do not check if smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
None of the voting stock of the registrant is held by a non-affiliate of the registrant. There is no publicly traded market for any class of voting stock of the registrant. There is one holder of record of the registrant's equity, Liberty QVC Holding, LLC, an indirect wholly-owned subsidiary of Liberty Interactive Corporation.

QVC, Inc.
2017 QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(in millions, except share amounts)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$306	284
Restricted cash	11	10
Accounts receivable, less allowance for doubtful accounts of $89 at June 30, 2017 and $97 at December 31, 2016	839	1,246
Inventories	1,071	950
Prepaid expenses and other current assets	63	46
Total current assets	2,290	2,536
Property and equipment, net of accumulated depreciation of $1,109 at June 30, 2017 and $1,004 at December 31, 2016	1,002	1,031
Television distribution rights, net	111	183
Goodwill	5,046	4,995
Other intangible assets, net	2,637	2,738
Other noncurrent assets	60	62
Total assets	$11,146	11,545
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$16	14
Accounts payable-trade	618	678
Accrued liabilities	639	769
Total current liabilities	1,273	1,461
Long-term portion of debt and capital lease obligations	4,975	5,275
Deferred income taxes	743	778
Other long-term liabilities	136	136
Total liabilities	7,127	7,650
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	6,862	6,851
Accumulated deficit	(2,800)	(2,832)
Accumulated other comprehensive loss	(146)	(224)
Total QVC, Inc. stockholder's equity	3,916	3,795
Noncontrolling interest	103	100
Total equity	4,019	3,895
Total liabilities and equity	$11,146	11,545

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Net revenue	$1,979	2,063	3,944	4,076
Cost of goods sold	1,230	1,285	2,473	2,565
Gross profit	749	778	1,471	1,511
Operating expenses:
Operating	137	146	274	288
Selling, general and administrative, including stock-based compensation	152	179	309	361
Depreciation	37	31	78	65
Amortization	117	115	233	229
	443	471	894	943
Operating income	306	307	577	568
Other (expense) income:
Equity in losses of investee	(1)	(1)	(3)	(2)
Interest expense, net	(56)	(54)	(111)	(107)
Foreign currency (loss) gain	(8)	20	(10)	22
	(65)	(35)	(124)	(87)
Income before income taxes	241	272	453	481
Income tax expense	(90)	(104)	(167)	(180)
Net income	151	168	286	301
Less net income attributable to the noncontrolling interest	(10)	(11)	(21)	(19)
Net income attributable to QVC, Inc. stockholder	$141	157	265	282

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Net income	$151	168	286	301
Foreign currency translation adjustments, net of tax	55	5	82	39
Total comprehensive income	206	173	368	340
Comprehensive income attributable to noncontrolling interest	(8)	(20)	(25)	(35)
Comprehensive income attributable to QVC, Inc. stockholder	$198	153	343	305

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
(in millions)	2017	2016
Operating activities:
Net income	$286	301
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of investee	3	2
Deferred income taxes	(54)	(37)
Foreign currency loss (gain)	10	(22)
Depreciation	78	65
Amortization	233	229
Change in fair value of financial instruments and noncash interest	3	3
Stock-based compensation	14	16
Change in other long-term liabilities	(1)	(1)
Effects of changes in working capital items	91	51
Net cash provided by operating activities	663	607
Investing activities:
Capital expenditures	(44)	(98)
Expenditures for television distribution rights	(29)	(6)
Changes in other noncurrent assets	(1)	(2)
Other investing activities	—	2
Net cash used in investing activities	(74)	(104)
Financing activities:
Principal payments of debt and capital lease obligations	(1,406)	(923)
Principal borrowings of debt from senior secured credit facility	1,094	778
Payment of debt origination fees	—	(2)
Dividends paid to Liberty Interactive Corporation	(233)	(323)
Dividends paid to noncontrolling interest	(22)	(21)
Other financing activities	(9)	(8)
Net cash used in financing activities	(576)	(499)
Effect of foreign exchange rate changes on cash and cash equivalents	9	4
Net increase in cash and cash equivalents	22	8
Cash and cash equivalents, beginning of period	284	327
Cash and cash equivalents, end of period	$306	335
Effects of changes in working capital items:
Decrease in accounts receivable	$415	526
Increase in inventories	(105)	(91)
Increase in prepaid expenses and other current assets	(14)	(19)
Decrease in accounts payable-trade	(80)	(129)
Decrease in accrued liabilities and other	(125)	(236)
Effects of changes in working capital items	$91	51

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statement of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2016	1	$—	6,851	(2,832)	(224)	100	3,895
Net income	—	—	—	265	—	21	286
Foreign currency translation adjustments, net of tax	—	—	—	—	78	4	82
Dividends paid to Liberty Interactive Corporation and noncontrolling interest and other	—	—	—	(233)	—	(22)	(255)
Impact of tax liability allocation and indemnification agreement with Liberty Interactive Corporation	—	—	6	—	—	—	6
Withholding taxes on net share settlements of stock-based compensation	—	—	(9)	—	—	—	(9)
Stock-based compensation	—	—	14	—	—	—	14
Balance, June 30, 2017	1	$—	6,862	(2,800)	(146)	103	4,019

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
QVC's international televised shopping programs, including live and recorded content, are distributed to households outside of the U.S., primarily in Germany, Austria, Japan, the United Kingdom ("U.K."), the Republic of Ireland, Italy and France. In some of the countries where QVC operates, QVC's televised shopping programs are broadcast across multiple QVC channels: QVC Beauty & Style and QVC Plus in Germany and QVC Beauty, QVC Extra, QVC Style and QVC +1 in the U.K. The programming created for most of these markets is also available via streaming video on QVC's digital platforms. QVC's international business employs product sourcing teams who select products tailored to the interests of each local market.
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the six months ended June 30, 2017 and 2016, QVC-Japan paid dividends to Mitsui of $22 million and $21 million, respectively.
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
The Company is an indirect wholly-owned subsidiary of Liberty Interactive Corporation ("Liberty"), which owns interests in a broad range of digital commerce businesses, and is attributed to Liberty's QVC Group. The QVC Group common stock (Nasdaq: QVCA and QVCB) tracks the assets and liabilities of the QVC Group. The QVC Group tracks the Company, zulily, llc and Liberty's 38% equity interest in HSN, Inc. ("HSN"), one of the Company's two closest televised shopping competitors, cash and certain liabilities. On July 6, 2017, Liberty announced plans to acquire the remaining interest in HSN, Inc., which would make it a wholly-owned subsidiary of Liberty following the closing. On April 4, 2017, Liberty entered into an agreement with General Communications, Inc. ("GCI"), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Liberty, whereby Liberty will acquire GCI through a reorganization in which certain assets and liabilities attributed to Liberty’s Ventures Group will be contributed to GCI in exchange for a controlling interest in GCI. Liberty will then effect a tax-free separation of its controlling interest in the combined company, leaving QVC Group common stock as the only outstanding common stock of Liberty. Neither the proposed transactions involving GCI nor the acquisition of HSN is conditioned on the completion of the other, and no assurance can be given as to which of these transactions will be completed first. The QVC Group does not represent a separate legal entity; rather, it represents those businesses, assets and liabilities that are attributed to that group.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

On October 1, 2015, Liberty acquired all of the outstanding shares of zulily, inc. ("zulily") (now known as zulily, llc). zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. zulily is attributed to the QVC Group and the Company believes that its business is complementary to the Company. zulily is not part of the results of operations or financial position of QVC presented in these condensed consolidated financial statements. During each of the six months ended June 30, 2017 and 2016, QVC and zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives, business advisory services and software development. The gross value of these transactions totaled approximately $5 million and $7 million, respectively, which did not have a material impact on QVC's financial position, results of operations, or liquidity.
On June 23, 2016, QVC amended and restated its senior secured credit facility (the "Third Amended and Restated Credit Agreement") increasing the revolving credit facility from $2.25 billion to $2.65 billion as explained further in note 6. The Third Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or zulily. Under the terms of the Third Amended and Restated Credit Agreement, QVC and zulily are jointly and severally liable for all amounts borrowed on the $400 million tranche. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of zulily. As of June 30, 2017, there was $320 million borrowed by zulily on the $400 million tranche of the Third Amended and Restated Credit Agreement, none of which the Company expects to repay on behalf of zulily.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

On May 28, 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies principal versus agent considerations, in April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the implementation guidance for licensing, and in May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which clarifies assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The updated guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. The Company has reviewed the applicable ASU and has selected the modified retrospective transition method. At the current time, the Company has not quantified the effects of this pronouncement, but it is working through the relevant aspects to evaluate the quantitative effects of the new guidance. However, the Company expects to elect the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when its payment terms are less than one year. The Company plans to be able to quantify the effects of these ASUs no later than the fourth quarter of 2017. The Company is currently assessing the presentation and financial disclosures to evaluate the impact of the amended guidance on the Company's existing revenue recognition policies and procedures. The Company will continue to provide updates as to the progress of the Company's evaluation in its quarterly reports during 2017.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which revises the accounting treatment related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for the Company beginning on January 1, 2019 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company has not yet determined what the effects of adopting this ASU will be on its ongoing financial reporting.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this guidance in the third quarter of 2016. In accordance with the new guidance, excess tax benefits and tax deficiencies are recognized as income tax benefit or expense rather than as additional paid-in capital. The Company has elected to recognize forfeitures as they occur rather than continue to estimate expected forfeitures. In addition, pursuant to the new guidance, excess tax benefits are classified as an operating activity on the condensed consolidated statements of cash flows. The recognition of excess tax benefits and deficiencies are applied prospectively from January 1, 2016. See the "Reclassifications" section below for additional detail of the adoption of this guidance.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

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
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity to which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The Company does not expect the adoption will have a material effect on its condensed consolidated financial statements.
Reclassifications
Certain prior period amounts have been reclassified to conform with current period presentation. In relation to the adoption of ASU 2016-09 in the third quarter of 2016, the Company has reclassified excess tax benefits from stock-based compensation previously recorded in additional paid-in capital of $2 million and $6 million as a tax benefit on the condensed consolidated statement of operations for the three and six months ended June 30, 2016, respectively.
(2) Television Distribution Rights, Net
Television distribution rights consisted of the following:

(in millions)	June 30, 2017	December 31, 2016
Television distribution rights	$2,332	2,279
Less accumulated amortization	(2,221)	(2,096)
Television distribution rights, net	$111	183
The Company recorded amortization expense of $52 million and $49 million for the three months ended June 30, 2017 and 2016, respectively, related to television distribution rights. For the six months ended June 30, 2017 and 2016, amortization expense for television distribution rights was $102 million and $96 million, respectively.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

As of June 30, 2017, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2017	$46
2018	34
2019	15
2020	10
2021	4
The decrease in future amortization expense in 2018 is primarily due to the end of affiliation agreement terms for contracts in place at the time of Liberty's acquisition of QVC in 2003.
(3) Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2017 were as follows:

(in millions)	QVC-U.S.	QVC-Germany	QVC-Japan	QVC-U.K.	QVC-Italy	Total
Balance as of December 31, 2016	$4,190	267	258	161	119	4,995
Exchange rate fluctuations	—	23	10	8	10	51
Balance as of June 30, 2017	$4,190	290	268	169	129	5,046
(4) Other Intangible Assets, Net
Other intangible assets consisted of the following:

	June 30, 2017			December 31, 2016
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$680	(515)	165	646	(466)	180
Affiliate and customer relationships	2,409	(2,371)	38	2,397	(2,274)	123
Debt origination fees	8	(2)	6	8	(1)	7
Trademarks (indefinite life)	2,428	—	2,428	2,428	—	2,428
	$5,525	(2,888)	2,637	5,479	(2,741)	2,738
The Company recorded amortization expense of $65 million and $66 million for the three months ended June 30, 2017 and 2016, respectively, related to other intangible assets. For the six months ended June 30, 2017 and 2016, amortization expense for other intangible assets was $131 million and $133 million, respectively.
As of June 30, 2017, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2017	$78
2018	78
2019	41
2020	11
2021	1
The decrease in future amortization expense in 2018 is primarily due to the end of the useful lives of the affiliate and customer relationships in place at the time of Liberty's acquisition of QVC in 2003.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(5) Accrued Liabilities
Accrued liabilities consisted of the following:

(in millions)	June 30, 2017	December 31, 2016
Accounts payable non-trade	$167	215
Accrued compensation and benefits	95	92
Income taxes	85	120
Deferred revenue	73	69
Allowance for sales returns	65	93
Accrued interest	58	58
Sales and other taxes	39	62
Other	57	60
	$639	769
(6) Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consisted of the following:

(in millions)	June 30, 2017	December 31, 2016
3.125% Senior Secured Notes due 2019, net of original issue discount	$399	399
5.125% Senior Secured Notes due 2022	500	500
4.375% Senior Secured Notes due 2023, net of original issue discount	750	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	600
4.45% Senior Secured Notes due 2025, net of original issue discount	599	599
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
Senior secured credit facility	1,291	1,596
Capital lease obligations	75	69
Build to suit lease obligation	103	105
Less debt issuance costs, net	(25)	(28)
Total debt and capital lease obligations	4,991	5,289
Less current portion	(16)	(14)
Long-term portion of debt and capital lease obligations	$4,975	5,275
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and certain of its subsidiaries and have equal priority to the senior secured credit facility. The interest on all of QVC's senior secured notes is payable semi-annually.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Senior Secured Credit Facility
On June 23, 2016, QVC entered into a Third Amended and Restated Credit Agreement with zulily as borrowers (collectively, the “Borrowers”), which is a multi-currency facility that provides for a $2.65 billion revolving credit facility with a $300 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Third Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by the Company or zulily with an additional $50 million sub-limit for standby letters of credit (see notes 1 and 13). The remaining $2.25 billion and any incremental loans may be borrowed only by the Company. Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.75% depending on the Borrowers’ combined ratio of Consolidated Total Debt to Consolidated EBITDA for the most recent four fiscal quarter periods (the “Combined Consolidated Leverage Ratio”). Borrowings that are London Interbank Offered Rate ("LIBOR") loans will bear interest at a per annum rate equal to the applicable LIBOR rate plus a margin that varies between 1.25% and 1.75% depending on the Borrowers’ Combined Consolidated Leverage Ratio. Because the calculation of the Combined Consolidated Leverage Ratio was revised to include zulily, the effective interest rate margins, on the date that the Third Amended and Restated Credit Agreement was entered into, decreased from the interest rate margins under the previous bank credit facility. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if zulily ceases to be controlled by Liberty, all of its loans must be repaid and its letters of credit cash collateralized. The facility matures on June 23, 2021, except that $140 million of the $2.25 billion commitment available to QVC matures on March 9, 2020. Any amounts prepaid on the revolving facility may be reborrowed. Payment of loans may be accelerated following certain customary events of default.

QVC had $1.03 billion, including the remaining portion of the $400 million tranche that zulily may also borrow on, available under the terms of the Third Amended and Restated Credit Agreement at June 30, 2017. The interest rate on the Third Amended and Restated Credit Agreement was 2.7% at June 30, 2017.
The purpose of the amendment was to, among other things, extend the maturity of the Company's senior secured credit facility, provide zulily the opportunity to borrow on the senior secured credit facility (see note 1), and lower the interest rate on borrowings. The payment and performance of the Borrowers’ obligations under the Third Amended and Restated Credit Agreement are guaranteed by each of QVC’s Material Domestic Subsidiaries (as defined in the Third Amended and Restated Credit Agreement). Further, the borrowings under the Third Amended and Restated Credit Agreement are secured, pari passu with QVC’s existing notes, by a pledge of all of the capital stock of QVC. The payment and performance of the Borrowers’ obligations with respect to the $400 million tranche available to both QVC and zulily are also guaranteed by each of zulily’s Material Domestic Subsidiaries (as defined in the Third Amended and Restated Credit Agreement), if any, and are secured by a pledge of all of zulily’s equity interests.

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
Interest Rate Swap Arrangements
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in gain on financial instruments in the accompanying condensed consolidated statements of operations. At June 30, 2017, the fair value of the swap instrument was in a net asset position of approximately $2 million which was included in other noncurrent assets.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Other Debt Related Information
QVC was in compliance with all of its debt covenants at June 30, 2017.
During the quarter, there were no significant changes to QVC's debt credit ratings.
The weighted average rate applicable to all of the outstanding debt (excluding capital and build to suit leases) prior to amortization of bond discounts and related debt issuance costs was 4.2% as of June 30, 2017.
(7) Leases
Future minimum payments under noncancelable operating leases and capital transponder leases with initial terms of one year or more and the lease related to the Company's California distribution center (build to suit lease) at June 30, 2017 consisted of the following:

(in millions)	Capital Leases	Operating leases	Build to suit lease
Remainder of 2017	$7	10	3
2018	16	18	6
2019	16	13	6
2020	12	10	6
2021	11	8	6
Thereafter	18	68	67
Total	$80	127	94
The Company has entered into fourteen separate capital lease agreements with transponder and transmitter network suppliers to transmit its signals in the U.S., Germany and France at an aggregate monthly cost of $1 million. Depreciation expense related to the capital leases was $3 million and $2 million for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, depreciation expense related to the capital leases was $6 million and $5 million, respectively. Total future minimum capital lease payments of $80 million include $5 million of imputed interest. The transponder service agreements for our U.S. transponders expire between 2019 and 2023. The transponder and transmitter network service agreements for our international transponders expire between 2019 and 2027.
Expenses for operating leases, principally for data processing equipment, facilities, satellite uplink service agreements and the California distribution center land, amounted to $6 million and $5 million for the three months ended June 30, 2017 and 2016, respectively. For both the six months ended June 30, 2017 and 2016, expenses for operating leases were $12 million.
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
(8) Income Taxes
The Company calculates its interim income tax provision by applying its best estimate of the annual expected effective tax rate to its ordinary year-to-date income or loss. The tax or benefit related to significant unusual or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur.
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
For the three months ended June 30, 2017, the Company recorded a tax provision of $90 million, which represented an effective tax rate of 37.3%. For the six months ended June 30, 2017 the Company recorded a tax provision of $167 million, which represented an effective tax rate of 36.9%. These rates differ from the U.S. federal income tax rate of 35.0% due primarily to state tax expense.
QVC is party to ongoing discussions with the Internal Revenue Service under the Compliance Assurance Process audit program. The Company files Federal tax returns on a consolidated basis with its parent company, Liberty. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of June 30, 2017, tax returns of the Company, or one of its subsidiaries, were under examination in Germany for 2012 through 2014 and the U.K. for 2015. In addition, as of June 30, 2017, tax returns of the Company, or one of its subsidiaries, were under examination in California, New York State, and Pennsylvania.
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
The amounts of the tax-related balances due to Liberty at June 30, 2017 and December 31, 2016 were $30 million and $75 million, respectively, and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.

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
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at June 30, 2017 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$134	134	—	—
Noncurrent assets:
Interest rate swap arrangements	2	—	2	—
Long-term liabilities:
Debt (note 6)	4,873	—	4,873	—

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
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in gain on financial instruments in the accompanying condensed consolidated statements of operations. At June 30, 2017, the fair value of the swap instrument was in a net asset position of $2 million which is included in other noncurrent assets.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Performance measures

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QVC-U.S.	$1,367	361	1,428	363	2,737	697	2,835	689
QVC-International	612	107	635	100	1,207	205	1,241	189
Consolidated QVC	$1,979	468	2,063	463	3,944	902	4,076	878
Net revenue amounts by product category are not available from our general purpose financial statements.
Other information

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QVC-U.S.	$22	105	16	103	46	210	33	205
QVC-International	15	12	15	12	32	23	32	24
Consolidated QVC	$37	117	31	115	78	233	65	229

	June 30, 2017		December 31, 2016
(in millions)	Total assets	Capital expenditures	Total assets	Capital expenditures
QVC-U.S.	$9,136	34	9,595	152
QVC-International	2,010	10	1,950	27
Consolidated QVC	$11,146	44	11,545	179
Long-lived assets, net of accumulated depreciation, by segment were as follows:

(in millions)	June 30, 2017	December 31, 2016
QVC-U.S.	$558	594
QVC-International	444	437
Consolidated QVC	$1,002	1,031
The following table provides a reconciliation of Adjusted OIBDA to income before income taxes:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Adjusted OIBDA	$468	463	902	878
Stock-based compensation	(8)	(10)	(14)	(16)
Depreciation and amortization	(154)	(146)	(311)	(294)
Equity in losses of investee	(1)	(1)	(3)	(2)
Interest expense, net	(56)	(54)	(111)	(107)
Foreign currency (loss) gain	(8)	20	(10)	22
Income before income taxes	$241	272	453	481

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(12) Other Comprehensive (Loss) Income
The change in the component of accumulated other comprehensive loss, net of taxes ("AOCL"), is summarized as follows:

(in millions)	Foreign currency translation adjustments	AOCL
Balance at January 1, 2017	$(224)	(224)
Other comprehensive income attributable to QVC, Inc. stockholder	78	78
Balance at June 30, 2017	(146)	(146)

Balance at January 1, 2016	$(140)	(140)
Other comprehensive income attributable to QVC, Inc. stockholder	23	23
Balance at June 30, 2016	(117)	(117)
The component of other comprehensive income is reflected in QVC's condensed consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive income:

(in millions)	Before-tax amount	Tax benefit (expense)	Net-of-tax amount
Three months ended June 30, 2017
Foreign currency translation adjustments	$54	1	55
Other comprehensive income	54	1	55

Three months ended June 30, 2016
Foreign currency translation adjustments	$2	3	5
Other comprehensive income	2	3	5

Six months ended June 30, 2017:
Foreign currency translation adjustments	$101	(19)	82
Other comprehensive income	101	(19)	82

Six months ended June 30, 2016:
Foreign currency translation adjustments	$30	9	39
Other comprehensive income	30	9	39

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(13) Subsequent Event
Subsequent to June 30, 2017, QVC declared and paid dividends to Liberty in the amount of $33 million.
As of August 1, 2017, zulily had $325 million outstanding on the shared tranche within the Third Amended and Restated Credit Agreement.
On July 6, 2017, Liberty announced that it had entered into an Agreement and Plan of Merger, dated as of July 5, 2017 (the “HSN Merger Agreement”), by and among Liberty, Liberty Horizon, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Liberty (“Merger Sub”), and HSN. Pursuant to the terms of the HSN Merger Agreement, Merger Sub will merge with and into HSN, with HSN surviving as a wholly-owned subsidiary of Liberty (the “HSN Merger”). As a result of the HSN Merger, Liberty will acquire the approximately 62% of HSN it does not already own in an all-stock transaction. Liberty currently owns approximately 38% of HSN and, under the HSN Merger Agreement, will acquire the remaining stake, making HSN a wholly-owned subsidiary that will be attributed to the QVC Group.
The HSN Merger is expected to be completed by the fourth quarter of 2017. The completion of the acquisition is subject to certain customary conditions, including (i) the receipt of requisite regulatory approvals, including approval from the Federal Communications Commission and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and (ii) approval by a majority of the outstanding voting power of HSN shareholders. A voting agreement has been obtained from Liberty to vote its HSN shares in-favor of the transaction. Approval of the Liberty stockholders is not required, and is not being sought, for the HSN Merger.
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
In connection with the Third Amended and Restated Credit Agreement (see notes 1 and 6), QVC International Ltd is no longer a guarantor subsidiary, and is reflected with the combined non-guarantor subsidiaries.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Balance Sheets

June 30, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$1	119	186	—	306
Restricted cash	8	—	3	—	11
Accounts receivable, net	581	—	258	—	839
Inventories	807	—	264	—	1,071
Prepaid expenses and other current assets	27	—	36	—	63
Total current assets	1,424	119	747	—	2,290
Property and equipment, net	289	60	653	—	1,002
Television distribution rights, net	—	106	5	—	111
Goodwill	4,190	—	856	—	5,046
Other intangible assets, net	570	2,048	19	—	2,637
Other noncurrent assets	15	—	45	—	60
Investments in subsidiaries	3,379	198	—	(3,577)	—
Total assets	$9,867	2,531	2,325	(3,577)	11,146
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$3	—	13	—	16
Accounts payable-trade	371	—	247	—	618
Accrued liabilities (1)	(88)	231	496	—	639
Intercompany accounts payable (receivable)	627	(1,273)	646	—	—
Total current liabilities	913	(1,042)	1,402	—	1,273
Long-term portion of debt and capital lease obligations	4,828	—	147	—	4,975
Deferred income taxes	104	704	(65)	—	743
Other long-term liabilities	106	—	30	—	136
Total liabilities	5,951	(338)	1,514	—	7,127
Equity:
QVC, Inc. stockholder's equity	3,916	2,869	708	(3,577)	3,916
Noncontrolling interest	—	—	103	—	103
Total equity	3,916	2,869	811	(3,577)	4,019
Total liabilities and equity	$9,867	2,531	2,325	(3,577)	11,146
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Three months ended June 30, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,402	220	660	(303)	1,979
Cost of goods sold	838	32	397	(37)	1,230
Gross profit	564	188	263	(266)	749
Operating expenses:
Operating	95	60	66	(84)	137
Selling, general and administrative, including stock-based compensation	239	—	95	(182)	152
Depreciation	16	2	19	—	37
Amortization	60	45	12	—	117
	410	107	192	(266)	443
Operating income	154	81	71	—	306
Other (expense) income:
Equity in losses of investee	—	—	(1)	—	(1)
Interest expense, net	(54)	—	(2)	—	(56)
Foreign currency loss	(2)	—	(6)	—	(8)
Intercompany interest (expense) income	(1)	23	(22)	—	—
	(57)	23	(31)	—	(65)
Income before income taxes	97	104	40	—	241
Income tax expense	(39)	(32)	(19)	—	(90)
Equity in earnings (losses) of subsidiaries, net of tax	93	(2)	—	(91)	—
Net income	151	70	21	(91)	151
Less net income attributable to the noncontrolling interest	(10)	—	(10)	10	(10)
Net income attributable to QVC, Inc. stockholder	$141	70	11	(81)	141

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Three months ended June 30, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,459	231	682	(309)	2,063
Cost of goods sold	871	36	420	(42)	1,285
Gross profit	588	195	262	(267)	778
Operating expenses:
Operating	93	60	68	(75)	146
Selling, general and administrative, including stock-based compensation	264	—	107	(192)	179
Depreciation	13	2	16	—	31
Amortization	60	44	11	—	115
	430	106	202	(267)	471
Operating income	158	89	60	—	307
Other (expense) income:
Equity in losses of investee	—	—	(1)	—	(1)
Interest expense, net	(54)	—	—	—	(54)
Foreign currency gain	6	—	14	—	20
Intercompany interest (expense) income	(1)	—	1	—	—
	(49)	—	14	—	(35)
Income before income taxes	109	89	74	—	272
Income tax expense	(40)	(33)	(31)	—	(104)
Equity in earnings of subsidiaries, net of tax	99	50	—	(149)	—
Net income	168	106	43	(149)	168
Less net income attributable to the noncontrolling interest	(11)	—	(11)	11	(11)
Net income attributable to QVC, Inc. stockholder	$157	106	32	(138)	157

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Six months ended June 30, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$2,806	445	1,304	(611)	3,944
Cost of goods sold	1,693	69	788	(77)	2,473
Gross profit	1,113	376	516	(534)	1,471
Operating expenses:
Operating	195	118	134	(173)	274
Selling, general and administrative, including stock-based compensation	481	—	189	(361)	309
Depreciation	33	4	41	—	78
Amortization	120	90	23	—	233
	829	212	387	(534)	894
Operating income	284	164	129	—	577
Other (expense) income:
Equity in losses of investee	—	—	(3)	—	(3)
Interest expense, net	(109)	—	(2)	—	(111)
Foreign currency loss	(3)	—	(7)	—	(10)
Intercompany interest (expense) income	(2)	45	(43)	—	—
	(114)	45	(55)	—	(124)
Income before income taxes	170	209	74	—	453
Income tax expense	(71)	(62)	(34)	—	(167)
Equity in earnings of subsidiaries, net of tax	187	15	—	(202)	—
Net income	286	162	40	(202)	286
Less net income attributable to the noncontrolling interest	(21)	—	(21)	21	(21)
Net income attributable to QVC, Inc. stockholder	$265	162	19	(181)	265

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Six months ended June 30, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$2,903	464	1,347	(638)	4,076
Cost of goods sold	1,747	78	829	(89)	2,565
Gross profit	1,156	386	518	(549)	1,511
Operating expenses:
Operating	202	119	140	(173)	288
Selling, general and administrative, including stock-based compensation	527	—	210	(376)	361
Depreciation	25	4	36	—	65
Amortization	120	84	25	—	229
	874	207	411	(549)	943
Operating income	282	179	107	—	568
Other (expense) income:
Equity in losses of investee	—	—	(2)	—	(2)
Interest expense, net	(107)	—	—	—	(107)
Foreign currency gain	9	—	13	—	22
Intercompany interest (expense) income	(1)	1	—	—	—
	(99)	1	11	—	(87)
Income before income taxes	183	180	118	—	481
Income tax expense	(64)	(59)	(57)	—	(180)
Equity in earnings of subsidiaries, net of tax	182	82	—	(264)	—
Net income	301	203	61	(264)	301
Less net income attributable to the noncontrolling interest	(19)	—	(19)	19	(19)
Net income attributable to QVC, Inc. stockholder	$282	203	42	(245)	282

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

Three months ended June 30, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$151	70	21	(91)	151
Foreign currency translation adjustments, net of tax	55	—	55	(55)	55
Total comprehensive income	206	70	76	(146)	206
Comprehensive income attributable to noncontrolling interest	(8)	—	(8)	8	(8)
Comprehensive income attributable to QVC, Inc. stockholder	$198	70	68	(138)	198
Condensed Consolidating Statements of Comprehensive Income

Three months ended June 30, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$168	106	43	(149)	168
Foreign currency translation adjustments, net of tax	5	—	5	(5)	5
Total comprehensive income	173	106	48	(154)	173
Comprehensive income attributable to noncontrolling interest	(20)	—	(20)	20	(20)
Comprehensive income attributable to QVC, Inc. stockholder	$153	106	28	(134)	153
Condensed Consolidating Statements of Comprehensive Income

Six months ended June 30, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$286	162	40	(202)	286
Foreign currency translation adjustments, net of tax	82	—	82	(82)	82
Total comprehensive income	368	162	122	(284)	368
Comprehensive income attributable to noncontrolling interest	(25)	—	(25)	25	(25)
Comprehensive income attributable to QVC, Inc. stockholder	$343	162	97	(259)	343

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

Six months ended June 30, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$301	203	61	(264)	301
Foreign currency translation adjustments, net of tax	39	—	39	(39)	39
Total comprehensive income	340	203	100	(303)	340
Comprehensive income attributable to noncontrolling interest	(35)	—	(35)	35	(35)
Comprehensive income attributable to QVC, Inc. stockholder	$305	203	65	(268)	305

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Cash Flows

Six months ended June 30, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$318	235	110	—	663
Investing activities:
Capital expenditures	(29)	—	(15)	—	(44)
Expenditures for television distribution rights	—	(29)	—	—	(29)
Changes in other noncurrent assets	(1)	—	—	—	(1)
Intercompany investing activities	270	(668)	—	398	—
Net cash provided by (used in) investing activities	240	(697)	(15)	398	(74)
Financing activities:
Principal payments of debt and capital lease obligations	(1,402)	—	(4)	—	(1,406)
Principal borrowings of debt from senior secured credit facility	1,094	—	—	—	1,094
Dividends paid to Liberty	(233)	—	—	—	(233)
Dividends paid to noncontrolling interest	—	—	(22)	—	(22)
Other financing activities	(9)	—	—	—	(9)
Net short-term intercompany debt borrowings (repayments)	4	(1,027)	1,023	—	—
Other intercompany financing activities	(13)	1,511	(1,100)	(398)	—
Net cash (used in) provided by financing activities	(559)	484	(103)	(398)	(576)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	9	—	9
Net (decrease) increase in cash and cash equivalents	(1)	22	1	—	22
Cash and cash equivalents, beginning of period	2	97	185	—	284
Cash and cash equivalents, end of period	$1	119	186	—	306

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Cash Flows

Six months ended June 30, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$428	182	(3)	—	607
Investing activities:
Capital expenditures	(75)	(3)	(20)	—	(98)
Expenditures for television distribution rights	—	(6)	—	—	(6)
Changes in other noncurrent assets	1	—	(3)	—	(2)
Other investing activities	(6)	—	8	—	2
Intercompany investing activities	316	127	—	(443)	—
Net cash provided by (used in) investing activities	236	118	(15)	(443)	(104)
Financing activities:
Principal payments of debt and capital lease obligations	(920)	—	(3)	—	(923)
Principal borrowings of debt from senior secured credit facility	778	—	—	—	778
Payment of debt origination fees	(2)	—	—	—	(2)
Dividends paid to Liberty	(323)	—	—	—	(323)
Dividends paid to noncontrolling interest	—	—	(21)	—	(21)
Other financing activities	(8)	—	—	—	(8)
Net short-term intercompany debt (repayments) borrowings	(90)	(1,473)	1,563	—	—
Other intercompany financing activities	(96)	1,198	(1,545)	443	—
Net cash used in financing activities	(661)	(275)	(6)	443	(499)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	4	—	4
Net increase (decrease) in cash and cash equivalents	3	25	(20)	—	8
Cash and cash equivalents, beginning of period	—	112	215	—	327
Cash and cash equivalents, end of period	$3	137	195	—	335

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

•	rapid technological changes;

•	failure to protect the security of personal information, subjecting us to potentially costly government enforcement actions and/or private litigation and reputational damage;

•	the regulatory and competitive environment of the industries in which we operate;

•	threatened terrorist attacks, political unrest in international markets and ongoing military action around the world;

•	fluctuations in foreign currency exchange rates; and

•	Liberty Interactive Corporation’s ("Liberty") dependence on our cash flow for servicing its debt and for other purposes.
For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 as well as Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
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
Our international televised shopping programs, including live and recorded content, are distributed to households outside of the U.S., primarily in Germany, Austria, Japan, the United Kingdom ("U.K."), the Republic of Ireland, Italy and France. In some of the countries where we operate, our televised shopping programs are broadcast across multiple QVC channels: QVC Beauty & Style and QVC Plus in Germany and QVC Beauty, QVC Extra, QVC Style and QVC +1 in the U.K. The programming created for most of these markets is also available via streaming video on our digital platforms. Our international business employs product sourcing teams who select products tailored to the interests of each local market.
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the six months ended June 30, 2017 and 2016, QVC-Japan paid dividends to Mitsui of $22 million and $21 million, respectively.
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

The Company is an indirect wholly-owned subsidiary of Liberty, which owns interests in a broad range of digital commerce businesses, and is attributed to Liberty's QVC Group. The QVC Group common stock (Nasdaq: QVCA and QVCB) tracks the assets and liabilities of the QVC Group. The QVC Group tracks the Company, zulily, llc and Liberty's 38% equity interest in HSN, Inc. ("HSN"), one of the Company's two closest televised shopping competitors, cash and certain liabilities. On July 6, 2017, Liberty announced plans to acquire the remaining interest in HSN, Inc., which would make it a wholly-owned subsidiary of Liberty following the closing. On April 4, 2017, Liberty entered into an agreement with General Communications, Inc. ("GCI"), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Liberty, whereby Liberty will acquire GCI through a reorganization in which certain assets and liabilities attributed to Liberty’s Ventures Group will be contributed to GCI in exchange for a controlling interest in GCI. Liberty will then effect a tax-free separation of its controlling interest in the combined company, leaving QVC Group common stock as the only outstanding common stock of Liberty. Neither the proposed transactions involving GCI nor the acquisition of HSN is conditioned on the completion of the other, and no assurance can be given as to which of these transactions will be completed first. The QVC Group does not represent a separate legal entity; rather, it represents those businesses, assets and liabilities that are attributed to that group.
On October 1, 2015, Liberty acquired all of the outstanding shares of zulily, inc. ("zulily") (now known as zulily, llc). zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. zulily is attributed to the QVC Group and the Company believes that its business is complementary to the Company. zulily is not part of the results of operations or financial position of QVC presented in the accompanying condensed consolidated financial statements. During each of the six months ended June 30, 2017 and 2016, QVC and zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives, business advisory services and software development. The gross value of these transactions totaled approximately $5 million and $7 million, respectively, which did not have a material impact on QVC's financial position, results of operations, or liquidity.
On June 23, 2016, QVC amended and restated its senior secured credit facility (the "Third Amended and Restated Credit Agreement") increasing the revolving credit facility from $2.25 billion to $2.65 billion as explained further in note 6 to the Company's condensed consolidated financial statements. The Third Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or zulily. Under the terms of the Third Amended and Restated Credit Agreement, QVC and zulily are jointly and severally liable for all amounts borrowed on the $400 million tranche. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of zulily. As of June 30, 2017, there was $320 million borrowed by zulily on the $400 million tranche of the Third Amended and Restated Credit Agreement, none of which the Company expects to repay on behalf of zulily.
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
On June 23, 2016, the U.K. held a referendum in which British citizens approved an exit from the European Union (the "E.U."), commonly referred to as “Brexit.” As a result of the referendum, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the U.K. Pound Sterling as compared to the U.S. Dollar. Volatility in exchange rates is expected to continue in the short term as the U.K. negotiates its exit from the E.U. In the longer term, any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results. On March 29, 2017, the U.K. invoked Article 50 of the Treaty of Lisbon, which is the first step of the U.K.’s formal exit from the EU. This started the two-year window in which the U.K. and the European Commission can negotiate future terms for imports, exports, taxes, employment, immigration and other areas, ending in the exit of the U.K. from the E.U.
The current President of the U.S. has expressed apprehension towards existing trade agreements, such as the North American Free Trade Agreement and the Trans-Pacific Partnership, and suggested that the U.S. would renegotiate or withdraw from these agreements. He also raised the possibility of significantly increasing tariffs on goods imported into the United States, particularly from China and Mexico. On January 23, 2017, the President of the U.S. signed a presidential memorandum to withdraw the U.S. from the Trans-Pacific Partnership. This and the other proposed actions, if implemented, could adversely affect our business because we sell imported products.

Results of Operations
QVC's operating results were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Net revenue	$1,979	2,063	3,944	4,076
Costs of goods sold	1,230	1,285	2,473	2,565
Gross profit	749	778	1,471	1,511
Operating expenses:
Operating	137	146	274	288
Selling, general and administrative, excluding stock-based compensation	144	169	295	345
Adjusted OIBDA	468	463	902	878
Stock-based compensation	8	10	14	16
Depreciation	37	31	78	65
Amortization	117	115	233	229
Operating income	306	307	577	568
Other (expense) income:
Equity in losses of investee	(1)	(1)	(3)	(2)
Interest expense, net	(56)	(54)	(111)	(107)
Foreign currency (loss) gain	(8)	20	(10)	22
	(65)	(35)	(124)	(87)
Income before income taxes	241	272	453	481
Income tax expense	(90)	(104)	(167)	(180)
Net income	151	168	286	301
Less net income attributable to the noncontrolling interest	(10)	(11)	(21)	(19)
Net income attributable to QVC, Inc. stockholder	$141	157	265	282
Net revenue
Net revenue by segment was as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
QVC-U.S.	$1,367	1,428	2,737	2,835
QVC-International	612	635	1,207	1,241
Consolidated QVC	$1,979	2,063	3,944	4,076
QVC's consolidated net revenue decreased 4.1% and 3.2% for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in the prior year. The three month decrease in net revenue of $84 million was primarily comprised of $43 million due to a 1.8% decrease in units sold, $31 million due to unfavorable foreign currency rates, $12 million due to a 0.5% decrease in average selling price per unit ("ASP"), $10 million due to a decrease in shipping and handling revenue, and a $8 million decrease in miscellaneous income. The decrease was offset by a decrease in estimated product returns of $20 million. The six month decrease in net revenue of $132 million was primarily comprised of $107 million due to a 2.3% decrease in ASP, $58 million due to unfavorable foreign currency rates, a decrease in shipping and handling revenue of $12 million, and a $8 million decrease in miscellaneous income. The decrease was partially offset by a $47 million decrease in estimated product returns and a $6 million increase due to a slight increase in units sold.

During the three and six months ended June 30, 2017 and 2016, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected. Our product margins may continue to be under pressure due to the devaluation of the U.K. Pound Sterling, which we will try to offset as much of this as possible through pricing and vendor negotiations, as Brexit develops as mentioned above.
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
The percentage (decrease) increase in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended June 30, 2017			Six months ended June 30, 2017
	U.S. Dollars	Foreign Currency Exchange Impact	Constant currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant currency
QVC-U.S.	(4.3)%	—%	(4.3)%	(3.5)%	—%	(3.5)%
QVC-International	(3.6)%	(5.1)%	1.5%	(2.7)%	(4.7)%	2.0%
QVC-U.S. net revenue decline for the three and six months ended June 30, 2017 was primarily due to a 3.3% and 1.2% decrease in units shipped, 1.0% and 2.9% decreases in ASP, and decreases of $9 million and $13 million in net shipping and handling revenue, respectively. The decreases for the three and six months ended June 30, 2017 were partially offset by decreases in estimated product returns of $22 million and $49 million, respectively. QVC-U.S. experienced a system outage that had an estimated 1% negative impact to net revenue during the second quarter that resulted in shipment backlog into the third quarter. The decrease in net shipping and handling revenue was a result of a decrease in shipping and handling revenue per unit from promotional offers and lower sales. The decrease in estimated product returns was primarily due to an overall lower return rate and reduced sales. For the three months ended June 30, 2017, QVC-US experienced shipped sales declines in all categories except home, and for the six months ended June 30, 2017 QVC-US experienced shipped sales declines in all categories except apparel.
QVC-International net revenue growth in constant currency for the three months ended June 30, 2017 was primarily due to a 1.0% increase in ASP, mainly in the U.K., Germany and Italy, offset by a decrease in ASP in Japan. Additionally, there was a 0.7% increase in units shipped, mainly in Japan. Net revenue growth in constant currency for the six months ended June 30, 2017 was primarily due to a 2.4% increase in units shipped, mainly in Japan and Germany, offset by a 0.6% decrease in ASP, primarily in Japan. For the three and six months ended June 30, 2017, QVC-International experienced shipped sales growth in constant currency in beauty, accessories and apparel with declines in home, jewelry and electronics.
Gross profit
QVC's gross profit percentage was 37.8% and 37.3% for the three and six months ended June 30, 2017, respectively, compared to 37.7% and 37.1% for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2017, the gross profit percentage increased primarily due to an increase in product margins, offset by increases in warehouse costs in the U.S. due in part to the addition of the California distribution center that opened in the third quarter of 2016.
Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses decreased $9 million or 6.2% and decreased $14 million or 4.9% for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016, respectively.

For the three and six months ended June 30, 2017, operating expenses decreased primarily due to decreases in customer service expense of $3 million and $7 million, decreases in commissions expense of $3 million and $2 million and $3 million and $5 million in favorable foreign currency exchange rates, respectively. The decreases in customer service expenses was primarily due to lower call volumes for the three and six months ended June 30, 2017 and the closure of the Port St. Lucie call center in March of 2016 for the six months ended June 30, 2017. The decreases in commission expenses were due to a decrease in U.S. sales for both periods offset by additional channel placement fees in the U.K.
Selling, general and administrative expenses (excluding stock-based compensation)
QVC's selling, general, and administrative expenses (excluding stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, credit card income, marketing and advertising expenses. Such expenses decreased $25 million for the three months ended June 30, 2017, and decreased $50 million for the six months ended June 30, 2017, respectively, compared to the same period in the prior year. Such expenses decreased from 8.2% to 7.3% and 8.5% to 7.5%, as a percentage of net revenue, as compared to the three and six months ended June 30, 2016, respectively.
For the three months ended June 30, 2017, the decrease was primarily due to a decrease in bad debt expense of $19 million, $4 million from favorable foreign currency rates, a $4 million decrease in external services, a $2 million increase in credit card income and a $2 million decrease in various other expenses offset by increases of $3 million in both software expense and personnel costs. The decrease in bad debt expense was primarily related to lower default rates experienced from prior periods mostly related to the Easy-Pay program in the U.S. and lower sales in the period. The decrease in external services was primarily due to costs related to internal control enhancements, a decrease in outside legal services and the establishment of a global business service center incurred in the prior year. The increase in credit card income was due to the favorable economics of the QVC-branded credit card portfolio in the U.S. Software expense increased primarily due to increases in software licenses and maintenance. The increase in personnel costs was primarily due to an increase in bonus compensation mostly in the U.S. offset by decreases in salaries and wages.
For the six months ended June 30, 2017, the decrease was primarily due to a decrease in bad debt expense of $21 million, $8 million from favorable foreign currency rates, reduced personnel costs of $5 million, a $5 million increase in credit card income, a $4 million decrease in external services, a $3 million decrease in marketing expenses and a $9 million decrease in various other expenses offset by an increase of $5 million in software expense. The decrease in bad debt expense was primarily related to lower default rates experienced from prior periods mostly related to the Easy-Pay program in the U.S. and lower sales in the period. The decrease in personnel costs was primarily due to a decrease in wages and severance offset partially by higher bonus expenses. The increase in credit card income was due to the favorable economics of the QVC-branded credit card portfolio in the U.S. The decrease in external services was primarily due to costs related to internal control enhancements, a decrease in outside legal services and the establishment of a global business service center incurred in the prior year. The decrease in marketing expenses was primarily due to a decrease in promotional advertising with zulily. Software expense increased primarily due to increases in software licenses and maintenance.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC recorded $8 million and $10 million of stock-based compensation expense for the three months ended June 30, 2017 and 2016, respectively, and $14 million and $16 million of stock-based compensation expense for the six months ended June 30, 2017 and 2016, respectively.

Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Affiliate agreements	$37	37	73	73
Customer relationships	43	42	84	85
Acquisition related amortization	80	79	157	158
Property and equipment	37	31	78	65
Software amortization	22	23	46	47
Channel placement amortization and related expenses	15	13	30	24
Total depreciation and amortization	$154	146	311	294
For the three and six months ended June 30, 2017, depreciation and amortization increased primarily due to expense related to the addition of the California distribution center in the third quarter of 2016 and additional channel placement related to Beauty iQ in the U.S.
Equity in losses of investee
The losses were associated with our joint venture in China that is accounted for as an equity method investment.
Interest expense, net
For the three and six months ended June 30, 2017, consolidated interest expense, net increased $2 million or 3.7% and increased $4 million or 3.7%, respectively, as compared to the corresponding period in the prior year. For the three and six months ended June 30, 2017, interest expense, net increased primarily due to income related to the ineffective portion of a hedge of a net investment in the prior year.
Foreign currency (loss) gain
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the accompanying condensed consolidated statements of operations. For the three and six months ended June 30, 2017, the change in foreign currency (loss) gain was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.
Income taxes
Our effective tax rate was 37.3% and 36.9% for the three and six months ended June 30, 2017, respectively, and our effective tax rate for the three and six months ended June 30, 2016 was 38.2% and 37.4%, respectively. These rates differ from the U.S. federal income tax rate of 35.0% primarily due to state tax expense.
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

The primary material limitations associated with the use of Adjusted OIBDA as compared to U.S. GAAP results are (i) it may not be comparable to similarly titled measures used by other companies in the industry, and (ii) it excludes financial information that some may consider important in evaluating QVC's performance. QVC compensates for these limitations by providing disclosure of the difference between Adjusted OIBDA and U.S. GAAP results, including providing a reconciliation of Adjusted OIBDA to U.S. GAAP results, to enable investors to perform their own analysis of QVC's operating results. See to note 11 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to income before income taxes.
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
As of June 30, 2017, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and certain of its subsidiaries and have equal priority to QVC's senior secured credit facility. The interest on all of QVC's senior secured notes is payable semi-annually.
Senior Secured Credit Facility
On June 23, 2016, QVC entered into the Third Amended and Restated Credit Agreement with zulily as borrowers (collectively, the “Borrowers”), which is a multi-currency facility that provides for a $2.65 billion revolving credit facility with a $300 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Third Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by the Company or zulily with an additional $50 million sub-limit for standby letters of credit. The remaining $2.25 billion and any incremental loans may be borrowed only by the Company. Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.75% depending on the Borrowers’ combined ratio of Consolidated Total Debt to Consolidated EBITDA for the most recent four fiscal quarter periods (the “Combined Consolidated Leverage Ratio”). Borrowings that are London Interbank Offered Rate ("LIBOR") loans will bear interest at a per annum rate equal to the applicable LIBOR rate plus a margin that varies between 1.25% and 1.75% depending on the Borrowers’ Combined Consolidated Leverage Ratio. Because the calculation of the Combined Consolidated Leverage Ratio was revised to include zulily, the effective interest rate margins, on the date that the Third Amended and Restated Credit Agreement was entered into, decreased from the interest rate margins under the previous bank credit facility. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if zulily ceases to be controlled by Liberty, all of its loans must be repaid and its letters of credit cash collateralized. The facility matures on June 23, 2021, except that $140 million of the $2.25 billion commitment available to QVC matures on March 9, 2020. Any amounts prepaid on the revolving facility may be reborrowed. Payment of loans may be accelerated following certain customary events of default.
QVC had $1.03 billion, including the remaining portion available under the $400 million tranche that zulily may also borrow on, available under the terms of the Third Amended and Restated Credit Agreement at June 30, 2017. The interest rate on the Third Amended and Restated Credit Agreement was 2.7% at June 30, 2017.

The purpose of the amendment was to, among other things, extend the maturity of the Company's senior secured credit facility, provide zulily the opportunity to borrow on the senior secured credit facility (see notes 1 and 6 to the accompanying condensed consolidated financial statements), and lower the interest rate on borrowings. The payment and performance of the Borrowers’ obligations under the Third Amended and Restated Credit Agreement are guaranteed by each of QVC’s Material Domestic Subsidiaries (as defined in the Third Amended and Restated Credit Agreement). Further, the borrowings under the Third Amended and Restated Credit Agreement are secured, pari passu with QVC’s existing notes, by a pledge of all of the capital stock of QVC. The payment and performance of the Borrowers’ obligations with respect to the $400 million tranche available to both QVC and zulily are also guaranteed by each of zulily’s Material Domestic Subsidiaries (as defined in the Third Amended and Restated Credit Agreement), if any, and are secured by a pledge of all of zulily’s equity interests.
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
Other Debt Related Information
QVC was in compliance with all of its debt covenants at June 30, 2017.
During the quarter, there were no significant changes to QVC's debt credit ratings.
There are no restrictions under QVC's debt agreements on QVC's ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or senior secured credit facility, and as long as both QVC's consolidated leverage ratio, and a Combined Consolidated Leverage Ratio for both QVC and zulily, would be no greater than 3.5 to 1.0. As a result, Liberty will, in many instances, be permitted to rely on QVC's cash flow for servicing Liberty's debt and for other purposes, including repurchases of Liberty's common stock, or to fund acquisitions or other operational requirements of Liberty and its subsidiaries. These events may deplete QVC's equity or require QVC to borrow under the senior secured credit facility, increasing QVC's leverage and decreasing liquidity. QVC has made significant distributions to Liberty in the past.
Interest Rate Swap Arrangements
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in gain on financial instruments in the accompanying condensed consolidated statements of operations. At June 30, 2017, the fair value of the swap instrument was in a net asset position of approximately $2 million which was included in other noncurrent assets.
Additional Cash Flow Information
During the six months ended June 30, 2017, QVC's primary uses of cash were $1,406 million of principal payments on debt and capital lease obligations, $233 million of dividend payments to Liberty, $73 million of capital and television distribution rights expenditures and $22 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,094 million of principal borrowings from the senior secured credit facility and $663 million of cash provided by operating activities. As of June 30, 2017, QVC's cash and cash equivalents balance (excluding restricted cash) was $306 million.
During the six months ended June 30, 2016, QVC's primary uses of cash were $923 million of principal payments on debt and capital lease obligations, $323 million of dividends to Liberty, $104 million of capital and television distribution rights expenditures and $21 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $778 million of principal borrowings from the senior secured credit facility and $607 million of cash provided by operating activities. As of June 30, 2016, QVC's cash and cash equivalents balance (excluding restricted cash) was $335 million.

The change in cash provided by operating activities for the six months ended June 30, 2017 compared to the previous year was primarily due to variances in accrued liabilities and accounts payable offset by variances in accounts receivable and inventories. The variances in accrued liabilities and accounts payable balances are primarily due to the timing of payments to vendors. The variance in accounts receivable is primarily due to decreases in the Easy-Pay receivable balance. The variance in inventories are primarily due to the level of increases in inventory balances.
As of June 30, 2017, $162 million of the $306 million in cash and cash equivalents was held by foreign subsidiaries. Cash in foreign subsidiaries is generally accessible, but certain tax consequences may reduce the net amount of cash we are able to utilize for U.S. purposes. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 80% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax-efficiently as possible and meet the business needs of QVC.
Other
Capital expenditures spending in 2017 is expected to be between $165 and $175 million, including $44 million already expended.

Refer to the chart under the "Off-balance Sheet Arrangements and Aggregate Contractual Obligations" section below for additional information concerning the amount and timing of expected future payments under QVC's contractual obligations at June 30, 2017.
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
Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations at June 30, 2017 is summarized below:

	Payments due by period
(in millions)	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt (1)	$—	—	400	—	1,291	3,150	4,841
Interest payments (2)	102	204	197	192	172	908	1,775
Capital lease obligations (including imputed interest)	7	16	16	12	11	18	80
Operating lease obligations	10	18	13	10	8	68	127
Build to suit lease	3	6	6	6	6	67	94
(1) Amounts exclude capital lease obligations and the issue discounts on our 3.125%, 4.375%, 4.85%, 4.45%, 5.45% and 5.95% Senior Secured Notes. Additionally, the presentation assumes there is no amount outstanding on the $140 million commitment under our senior secured credit facility that matures on March 9, 2020.
(2) Amounts (i) are based on the terms of QVC's senior secured credit facility and senior secured notes, (ii) assumes the interest rates on the floating rate debt remain constant at the rates in effect as of June 30, 2017, (iii) assumes that our existing debt is repaid at maturity and (iv) excludes capital lease obligations.
Our purchase obligations did not materially change as of June 30, 2017.

Recent Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies principal versus agent considerations, in April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the implementation guidance for licensing, and in May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which clarifies assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The updated guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. The Company has reviewed the applicable ASU and has selected the modified retrospective transition method. At the current time, the Company has not quantified the effects of this pronouncement, but it is working through the relevant aspects to evaluate the quantitative effects of the new guidance. However, the Company expects to elect the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when its payment terms are less than one year. The Company plans to be able to quantify the effects of these ASUs no later than the fourth quarter of 2017. The Company is currently assessing the presentation and financial disclosures to evaluate the impact of the amended guidance on the Company's existing revenue recognition policies and procedures. The Company will continue to provide updates as to the progress of the Company's evaluation in its quarterly reports during 2017.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which revises the accounting treatment related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for the Company beginning on January 1, 2019 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company has not yet determined what the effects of adopting this ASU will be on its ongoing financial reporting.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this guidance in the third quarter of 2016. In accordance with the new guidance, excess tax benefits and tax deficiencies are recognized as income tax benefit or expense rather than as additional paid-in capital. The Company has elected to recognize forfeitures as they occur rather than continue to estimate expected forfeitures. In addition, pursuant to the new guidance, excess tax benefits are classified as an operating activity on the condensed consolidated statements of cash flows. The recognition of excess tax benefits and deficiencies are applied prospectively from January 1, 2016. See the "Reclassifications" section in note 1 to the accompanying condensed consolidated financial statements.

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
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity to which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The Company does not expect the adoption will have a material effect on its condensed consolidated financial statements.

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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at June 30, 2017:

(in millions, except percentages)	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	—	400	—	—	3,150	3,550	3,582
Weighted average interest rate on fixed rate debt	—%	—%	3.1%	—%	—%	4.9%	4.7%	N/A
Variable rate debt	$—	—	—	—	1,291	—	1,291	1,291
Average interest rate on variable rate debt	—%	—%	—%	—%	2.7%	—%	2.7%	N/A
(1) Amounts exclude capital lease and build to suit lease obligations and the issue discounts on our 3.125%, 4.375%, 4.85%, 4.45%, 5.45% and 5.95% Senior Secured Notes. Additionally, the presentation assumes there is no amount outstanding on the $140 million commitment under our senior secured credit facility that matures on March 9, 2020.
N/A - Not applicable.
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in gain on financial instruments in the accompanying condensed consolidated statements of operations. At June 30, 2017, the fair value of the swap instrument was in a net asset position of approximately $2 million which was included in other noncurrent assets. A 1% change in the one-month U.S. LIBOR rate (floating portion of the interest rate swap) would result in a change in the value of the swap instrument of less than $1 million.
Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three and six months ended June 30, 2017 would have been impacted by approximately $1 million and $2 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The Third Amended and Restated Credit Agreement provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of June 30, 2017, no borrowings in foreign currencies were outstanding.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1A. Risk Factors
Except as discussed below, there have been no material changes in QVC’s risk factors from those disclosed in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2016.
The announcement and pendency of Liberty's acquisition of HSN (the "HSN Merger") could divert the attention of management and cause disruptions in the businesses of HSN and Liberty, including QVC, which could have an adverse effect on the business and financial results of HSN, Liberty and QVC.
Liberty, including QVC, and HSN are currently operated independently of each other. Management of HSN, Liberty and QVC may be required to divert a disproportionate amount of attention away from their respective day-to-day activities and operations, and devote time and effort to consummating the HSN Merger. The risks, and adverse effects, of such disruptions and diversions could be exacerbated by a delay in the completion of the HSN Merger. These factors could adversely affect the financial position or results of operations of Liberty, QVC and HSN, regardless of whether the HSN Merger is completed.
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
QVC, Inc.

Date: August 8, 2017	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2017	By:/s/ THADDEUS J. JASTRZEBSKI
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