Form 10-Q
period 2017-09-30
QVC INC
filed 2017-11-09
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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
Registrant's telephone number, including area code: (484) 701-1000
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

QVC, Inc.
2017 QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(in millions, except share amounts)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$343	284
Restricted cash	11	10
Accounts receivable, less allowance for doubtful accounts of $84 at September 30, 2017 and $97 at December 31, 2016	888	1,246
Inventories	1,164	950
Prepaid expenses and other current assets	55	46
Total current assets	2,461	2,536
Property and equipment, net of accumulated depreciation of $1,161 at September 30, 2017 and $1,004 at December 31, 2016	998	1,031
Television distribution rights, net	78	183
Goodwill	5,066	4,995
Other intangible assets, net	2,599	2,738
Other noncurrent assets	61	62
Total assets	$11,263	11,545
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$17	14
Accounts payable-trade	726	678
Accrued liabilities	630	769
Total current liabilities	1,373	1,461
Long-term portion of debt and capital lease obligations	5,073	5,275
Deferred income taxes	730	778
Other long-term liabilities	127	136
Total liabilities	7,303	7,650
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	6,867	6,851
Accumulated deficit	(2,904)	(2,832)
Accumulated other comprehensive loss	(118)	(224)
Total QVC, Inc. stockholder's equity	3,845	3,795
Noncontrolling interest	115	100
Total equity	3,960	3,895
Total liabilities and equity	$11,263	11,545

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Net revenue	$2,010	1,948	5,954	6,024
Cost of goods sold	1,282	1,251	3,755	3,816
Gross profit	728	697	2,199	2,208
Operating expenses:
Operating	145	140	419	428
Selling, general and administrative, including stock-based compensation	180	172	489	533
Depreciation	38	38	116	103
Amortization	91	116	324	345
	454	466	1,348	1,409
Operating income	274	231	851	799
Other (expense) income:
Equity in losses of investee	—	(2)	(3)	(4)
Interest expense, net	(54)	(52)	(165)	(159)
Foreign currency gain (loss)	4	5	(6)	27
	(50)	(49)	(174)	(136)
Income before income taxes	224	182	677	663
Income tax expense	(58)	(66)	(225)	(244)
Net income	166	116	452	419
Less net income attributable to the noncontrolling interest	(12)	(9)	(33)	(28)
Net income attributable to QVC, Inc. stockholder	$154	107	419	391

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Net income	$166	116	452	419
Foreign currency translation adjustments, net of tax	28	(3)	110	36
Total comprehensive income	194	113	562	455
Comprehensive income attributable to noncontrolling interest	(12)	(11)	(37)	(46)
Comprehensive income attributable to QVC, Inc. stockholder	$182	102	525	409

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
(in millions)	2017	2016
Operating activities:
Net income	$452	419
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of investee	3	4
Deferred income taxes	(73)	(68)
Foreign currency loss (gain)	6	(27)
Depreciation	116	103
Amortization	324	345
Change in fair value of financial instruments and noncash interest	5	5
Stock-based compensation	23	24
Change in other long-term liabilities	(7)	—
Effects of changes in working capital items	58	44
Net cash provided by operating activities	907	849
Investing activities:
Capital expenditures	(83)	(140)
Expenditures for television distribution rights	(35)	(8)
Changes in other noncurrent assets	(2)	(2)
Other investing activities	—	(3)
Net cash used in investing activities	(120)	(153)
Financing activities:
Principal payments of debt and capital lease obligations	(1,791)	(1,300)
Principal borrowings of debt from senior secured credit facility	1,574	1,048
Payment of debt origination fees	—	(2)
Dividends paid to Liberty Interactive Corporation	(491)	(427)
Dividends paid to noncontrolling interest	(22)	(21)
Other financing activities	(10)	(9)
Net cash used in financing activities	(740)	(711)
Effect of foreign exchange rate changes on cash and cash equivalents	12	7
Net increase (decrease) in cash and cash equivalents	59	(8)
Cash and cash equivalents, beginning of period	284	327
Cash and cash equivalents, end of period	$343	319
Effects of changes in working capital items:
Decrease in accounts receivable	$369	583
Increase in inventories	(191)	(192)
Increase in prepaid expenses and other current assets	(4)	(14)
Increase (decrease) in accounts payable-trade	20	(40)
Decrease in accrued liabilities and other	(136)	(293)
Effects of changes in working capital items	$58	44

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statement of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2016	1	$—	6,851	(2,832)	(224)	100	3,895
Net income	—	—	—	419	—	33	452
Foreign currency translation adjustments, net of tax	—	—	—	—	106	4	110
Dividends paid to Liberty Interactive Corporation and noncontrolling interest and other	—	—	—	(491)	—	(22)	(513)
Impact of tax liability allocation and indemnification agreement with Liberty Interactive Corporation	—	—	3	—	—	—	3
Withholding taxes on net share settlements of stock-based compensation	—	—	(10)	—	—	—	(10)
Stock-based compensation	—	—	23	—	—	—	23
Balance, September 30, 2017	1	$—	6,867	(2,904)	(118)	115	3,960

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
In the United States ("U.S."), QVC's televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full-time basis, including QVC, QVC2 (f/k/a QVC Plus) and Beauty iQ. The Company's U.S. programming is also available on QVC.com, QVC's U.S. website; mobile applications via streaming video; over-the-air broadcasters; and over-the-top content platforms (Roku, Apple TV, etc.).
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
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the nine months ended September 30, 2017 and 2016, QVC-Japan paid dividends to Mitsui of $22 million and $21 million, respectively.
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
The Company is an indirect wholly-owned subsidiary of Liberty Interactive Corporation ("Liberty"), which owns interests in a broad range of digital commerce businesses, and is attributed to Liberty's QVC Group. The QVC Group common stock (Nasdaq: QVCA and QVCB) tracks the assets and liabilities of the QVC Group. The QVC Group tracks the Company, zulily, llc ("zulily") and Liberty's 38% equity interest in HSN, Inc. ("HSN"), one of the Company's two closest televised shopping competitors, cash and certain liabilities. On July 6, 2017, Liberty announced plans to acquire the remaining interest in HSN, which would make it a wholly-owned subsidiary of Liberty following the closing. On April 4, 2017, Liberty entered into an agreement with General Communication, Inc. ("GCI"), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Liberty, whereby Liberty will acquire GCI through a reorganization in which certain assets and liabilities attributed to Liberty’s Ventures Group will be contributed to GCI in exchange for a controlling interest in GCI. Liberty will then effect a tax-free separation of its controlling interest in the combined company, leaving QVC Group common stock as the only outstanding common stock of Liberty. Neither the proposed transactions involving GCI nor the acquisition of HSN is conditioned on the completion of the other, and no assurance can be given as to which of these transactions will be completed first. The QVC Group does not represent a separate legal entity; rather, it represents those businesses, assets and liabilities that are attributed to that group.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

On October 1, 2015, Liberty acquired all of the outstanding shares of zulily, inc. (now known as zulily, llc). zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. zulily is attributed to the QVC Group and the Company believes that its business is complementary to the Company. zulily is not part of the results of operations or financial position of QVC presented in these condensed consolidated financial statements. During each of the nine months ended September 30, 2017 and 2016, QVC and zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives, business advisory services and software development. The gross value of these transactions totaled approximately $7 million and $11 million, respectively, which did not have a material impact on QVC's financial position, results of operations, or liquidity.
On June 23, 2016, QVC amended and restated its senior secured credit facility (the "Third Amended and Restated Credit Agreement") increasing the revolving credit facility from $2.25 billion to $2.65 billion as explained further in note 6. The Third Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or zulily. Under the terms of the Third Amended and Restated Credit Agreement, QVC and zulily are jointly and severally liable for all amounts borrowed on the $400 million tranche. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of zulily. As of September 30, 2017, there was $300 million borrowed by zulily on the $400 million tranche of the Third Amended and Restated Credit Agreement, none of which the Company expects to repay on behalf of zulily.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

On May 28, 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies principal versus agent considerations, in April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the implementation guidance for licensing, and in May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which clarifies assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The updated guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. The Company has reviewed the applicable ASU and has selected the modified retrospective transition method. In addition, the Company expects to elect the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when its payment terms are less than one year, as well as the practical expedient to exclude from the measurement of the transaction price sales and similar taxes collected from customers. To date, the Company has concluded it will recognize revenue at the time of shipment to its customers consistent with when title passes. This is a change from the current practice whereby the Company recognizes revenue at the time of delivery to the customers and deferred revenue is recorded to account for the shipments in-transit. At the current time, the Company is continuing to evaluate the impact of the standard including its determination of whether the Company acts as principal or agent in certain vendor arrangements. The Company is also evaluating the impact of the standard on the presentation and timing of credit card income for its QVC-branded credit card and its financial statement disclosures, among other areas. The Company has not quantified the effects of this pronouncement, but it is working through the relevant aspects to evaluate the quantitative effects of the new guidance. The Company plans to be able to quantify the effects of these ASU's no later than the fourth quarter of 2017 in its annual report for the year ending December 31, 2017.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The new principle is part of the FASB’s simplification initiative and applies to entities that measure inventory using a method other than last-in, first-out (LIFO) or the retail inventory method. The Company adopted this guidance as of January 1, 2017, and there was no significant effect of the standard on its financial reporting.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which revises the accounting treatment related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for the Company beginning on January 1, 2019 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the effect that the updated standard will have on its ongoing financial reporting.

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(2) Television Distribution Rights, Net
Television distribution rights consisted of the following:

(in millions)	September 30, 2017	December 31, 2016
Television distribution rights	$2,348	2,279
Less accumulated amortization	(2,270)	(2,096)
Television distribution rights, net	$78	183
The Company recorded amortization expense of $39 million and $47 million for the three months ended September 30, 2017 and 2016, respectively, related to television distribution rights. For the nine months ended September 30, 2017 and 2016, amortization expense for television distribution rights was $141 million and $143 million, respectively.As of September 30, 2017, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2017	$11
2018	37
2019	16
2020	10
2021	3
(3) Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2017 were as follows:

(in millions)	QVC-U.S.	QVC-Germany	QVC-Japan	QVC-U.K.	QVC-Italy	Total
Balance as of December 31, 2016	$4,190	267	258	161	119	4,995
Exchange rate fluctuations	—	33	11	13	14	71
Balance as of September 30, 2017	$4,190	300	269	174	133	5,066
(4) Other Intangible Assets, Net
Other intangible assets consisted of the following:

	September 30, 2017			December 31, 2016
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$696	(541)	155	646	(466)	180
Affiliate and customer relationships	2,416	(2,406)	10	2,397	(2,274)	123
Debt origination fees	8	(2)	6	8	(1)	7
Trademarks (indefinite life)	2,428	—	2,428	2,428	—	2,428
	$5,548	(2,949)	2,599	5,479	(2,741)	2,738
The Company recorded amortization expense of $52 million and $69 million for the three months ended September 30, 2017 and 2016, respectively, related to other intangible assets. For the nine months ended September 30, 2017 and 2016, amortization expense for other intangible assets was $183 million and $202 million, respectively.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

As of September 30, 2017, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2017	$25
2018	83
2019	47
2020	15
2021	1
(5) Accrued Liabilities
Accrued liabilities consisted of the following:

(in millions)	September 30, 2017	December 31, 2016
Accounts payable non-trade	$193	215
Accrued compensation and benefits	116	92
Allowance for sales returns	73	93
Deferred revenue	63	69
Sales and other taxes	50	62
Income taxes	40	120
Accrued interest	37	58
Other	58	60
	$630	769
(6) Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consisted of the following:

(in millions)	September 30, 2017	December 31, 2016
3.125% Senior Secured Notes due 2019, net of original issue discount	$399	399
5.125% Senior Secured Notes due 2022	500	500
4.375% Senior Secured Notes due 2023, net of original issue discount	750	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	600
4.45% Senior Secured Notes due 2025, net of original issue discount	599	599
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
Senior secured credit facility	1,390	1,596
Capital lease obligations	74	69
Build to suit lease obligation	102	105
Less debt issuance costs, net	(23)	(28)
Total debt and capital lease obligations	5,090	5,289
Less current portion	(17)	(14)
Long-term portion of debt and capital lease obligations	$5,073	5,275
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

QVC had $950 million, including the remaining portion of the $400 million tranche that zulily may also borrow on, available under the terms of the Third Amended and Restated Credit Agreement at September 30, 2017. The interest rate on the Third Amended and Restated Credit Agreement was 2.7% at September 30, 2017.
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
Interest Rate Swap Arrangements
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in gain on financial instruments in the accompanying condensed consolidated statements of operations. At September 30, 2017, the fair value of the swap instrument was in a net asset position of approximately $2 million which was included in other noncurrent assets.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Other Debt Related Information
QVC was in compliance with all of its debt covenants at September 30, 2017.
During the quarter, there were no significant changes to QVC's debt credit ratings.
The weighted average rate applicable to all of the outstanding debt (excluding capital and build to suit leases) prior to amortization of bond discounts and related debt issuance costs was 4.1% as of September 30, 2017.
(7) Leases
Future minimum payments under noncancelable operating leases and capital transponder leases with initial terms of one year or more and the lease related to the Company's California distribution center (build to suit lease) at September 30, 2017 consisted of the following:

(in millions)	Capital Leases	Operating leases	Build to suit lease
Remainder of 2017	$4	5	1
2018	16	18	6
2019	16	14	6
2020	13	11	6
2021	12	9	6
Thereafter	18	71	67
Total	$79	128	92
The Company has entered into fourteen separate capital lease agreements with transponder and transmitter network suppliers to transmit its signals in the U.S., Germany and France at an aggregate monthly cost of $1 million. Depreciation expense related to the capital leases was $3 million for each of the three months ended September 30, 2017 and 2016. For the nine months ended September 30, 2017 and 2016, depreciation expense related to the capital leases was $9 million and $8 million, respectively. Total future minimum capital lease payments of $79 million include $5 million of imputed interest. The transponder service agreements for our U.S. transponders expire between 2019 and 2023. The transponder and transmitter network service agreements for our international transponders expire between 2019 and 2027.
Expenses for operating leases, principally for data processing equipment, facilities, satellite uplink service agreements and the California distribution center land, amounted to $5 million and $6 million for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, expenses for operating leases were $17 million and $18 million, respectively.
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
(8) Income Taxes
The Company calculates its interim income tax provision by applying its best estimate of the annual expected effective tax rate to its ordinary year-to-date income or loss. The tax or benefit related to significant unusual items that will be separately reported are individually computed and recognized in the interim period in which those items occur.
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
For the three months ended September 30, 2017, the Company recorded a tax provision of $58 million, which represented an effective tax rate of 25.9%. For the nine months ended September 30, 2017, the Company recorded a tax provision of $225 million, which represented an effective tax rate of 33.2%. These rates differ from the U.S. federal income tax rate of 35.0% due primarily to the impact of discrete permanent differences related to foreign currency losses realized for tax purposes offset by state tax expense.
QVC is party to ongoing discussions with the Internal Revenue Service under the Compliance Assurance Process audit program. The Company files Federal tax returns on a consolidated basis with its parent company, Liberty. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of September 30, 2017, the income tax returns of the Company, or one of its subsidiaries, were under examination in Germany for 2012 through 2014 and the U.K. for 2015. In addition, as of September 30, 2017, income tax returns of the Company, or one of its subsidiaries, were under examination in California, New York State, and Pennsylvania.
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
The amount of the tax-related balances due from Liberty at September 30, 2017 were $3 million. The amount of tax related balances due to Liberty at December 31, 2016 were $75 million. These amounts were included in accrued liabilities in the accompanying condensed consolidated balance sheets.

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
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at September 30, 2017 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$88	88	—	—
Noncurrent assets:
Interest rate swap arrangements	2	—	2	—
Long-term liabilities:
Debt (note 6)	5,044	—	5,044	—

		Fair value measurements at December 31, 2016 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$113	113	—	—
Noncurrent assets:
Interest rate swap arrangements	2	—	2	—
Long-term liabilities:
Debt (note 6)	5,092	—	5,092	—
The majority of the Company's Level 2 financial liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in U.S. GAAP. Accordingly, the financial instruments are reported in the foregoing tables as Level 2 fair value instruments.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in gain on financial instruments in the accompanying condensed consolidated statements of operations. At September 30, 2017, the fair value of the swap instrument was in a net asset position of $2 million which is included in other noncurrent assets.
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
Performance measures

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QVC-U.S.	$1,374	313	1,338	308	4,111	1,010	4,173	997
QVC-International	636	99	610	85	1,843	304	1,851	274
Consolidated QVC	$2,010	412	1,948	393	5,954	1,314	6,024	1,271
Net revenue amounts by product category are not available from our general purpose financial statements.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Other information

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QVC-U.S.	$24	83	22	103	70	293	55	308
QVC-International	14	8	16	13	46	31	48	37
Consolidated QVC	$38	91	38	116	116	324	103	345

	September 30, 2017		December 31, 2016
(in millions)	Total assets	Capital expenditures	Total assets	Capital expenditures
QVC-U.S.	$9,107	63	9,595	152
QVC-International	2,156	20	1,950	27
Consolidated QVC	$11,263	83	11,545	179
Long-lived assets, net of accumulated depreciation, by segment were as follows:

(in millions)	September 30, 2017	December 31, 2016
QVC-U.S.	$552	594
QVC-International	446	437
Consolidated QVC	$998	1,031
The following table provides a reconciliation of Adjusted OIBDA to income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Adjusted OIBDA	$412	393	1,314	1,271
Stock-based compensation	(9)	(8)	(23)	(24)
Depreciation and amortization	(129)	(154)	(440)	(448)
Equity in losses of investee	—	(2)	(3)	(4)
Interest expense, net	(54)	(52)	(165)	(159)
Foreign currency gain (loss)	4	5	(6)	27
Income before income taxes	$224	182	677	663

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(12) Other Comprehensive (Loss) Income
The change in the component of accumulated other comprehensive loss, net of taxes ("AOCL"), is summarized as follows:

(in millions)	Foreign currency translation adjustments	AOCL
Balance at January 1, 2017	$(224)	(224)
Other comprehensive income attributable to QVC, Inc. stockholder	106	106
Balance at September 30, 2017	(118)	(118)

Balance at January 1, 2016	$(140)	(140)
Other comprehensive income attributable to QVC, Inc. stockholder	18	18
Balance at September 30, 2016	(122)	(122)
The component of other comprehensive income is reflected in QVC's condensed consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive income:

(in millions)	Before-tax amount	Tax (expense) benefit	Net-of-tax amount
Three months ended September 30, 2017
Foreign currency translation adjustments	$33	(5)	28
Other comprehensive income	33	(5)	28

Three months ended September 30, 2016
Foreign currency translation adjustments	$(7)	4	(3)
Other comprehensive loss	(7)	4	(3)

Nine months ended September 30, 2017:
Foreign currency translation adjustments	$135	(25)	110
Other comprehensive income	135	(25)	110

Nine months ended September 30, 2016:
Foreign currency translation adjustments	$23	13	36
Other comprehensive income	23	13	36

(13) Subsequent Event
Subsequent to September 30, 2017, QVC declared and paid dividends to Liberty in the amount of $300 million.
As of November 9, 2017, zulily had $275 million outstanding on the shared tranche within the Third Amended and Restated Credit Agreement.

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Balance Sheets

September 30, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$3	50	290	—	343
Restricted cash	8	—	3	—	11
Accounts receivable, net	628	—	260	—	888
Inventories	868	—	296	—	1,164
Prepaid expenses and other current assets	26	1	28	—	55
Total current assets	1,533	51	877	—	2,461
Property and equipment, net	286	59	653	—	998
Television distribution rights, net	—	78	—	—	78
Goodwill	4,190	—	876	—	5,066
Other intangible assets, net	534	2,048	17	—	2,599
Other noncurrent assets	15	—	46	—	61
Investments in subsidiaries	3,190	64	—	(3,254)	—
Total assets	$9,748	2,300	2,469	(3,254)	11,263
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$3	—	14	—	17
Accounts payable-trade	458	—	268	—	726
Accrued liabilities	70	157	403	—	630
Intercompany accounts payable (receivable)	270	(1,434)	1,164	—	—
Total current liabilities	801	(1,277)	1,849	—	1,373
Long-term portion of debt and capital lease obligations	4,927	—	146	—	5,073
Deferred income taxes	73	718	(61)	—	730
Other long-term liabilities	102	—	25	—	127
Total liabilities	5,903	(559)	1,959	—	7,303
Equity:
QVC, Inc. stockholder's equity	3,845	2,859	395	(3,254)	3,845
Noncontrolling interest	—	—	115	—	115
Total equity	3,845	2,859	510	(3,254)	3,960
Total liabilities and equity	$9,748	2,300	2,469	(3,254)	11,263

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Three months ended September 30, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,419	234	688	(331)	2,010
Cost of goods sold	864	37	422	(41)	1,282
Gross profit	555	197	266	(290)	728
Operating expenses:
Operating	106	64	70	(95)	145
Selling, general and administrative, including stock-based compensation	262	—	113	(195)	180
Depreciation	17	2	19	—	38
Amortization	47	35	9	—	91
	432	101	211	(290)	454
Operating income	123	96	55	—	274
Other (expense) income:
Interest expense, net	(54)	—	—	—	(54)
Foreign currency (loss) gain	(1)	1	4	—	4
Intercompany interest (expense) income	(1)	23	(22)	—	—
	(56)	24	(18)	—	(50)
Income before income taxes	67	120	37	—	224
Income tax expense	(13)	(24)	(21)	—	(58)
Equity in earnings of subsidiaries, net of tax	112	19	—	(131)	—
Net income	166	115	16	(131)	166
Less net income attributable to the noncontrolling interest	(12)	—	(12)	12	(12)
Net income attributable to QVC, Inc. stockholder	$154	115	4	(119)	154

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Nine months ended September 30, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$4,225	679	1,992	(942)	5,954
Cost of goods sold	2,557	106	1,210	(118)	3,755
Gross profit	1,668	573	782	(824)	2,199
Operating expenses:
Operating	301	182	204	(268)	419
Selling, general and administrative, including stock-based compensation	743	—	302	(556)	489
Depreciation	50	6	60	—	116
Amortization	167	125	32	—	324
	1,261	313	598	(824)	1,348
Operating income	407	260	184	—	851
Other (expense) income:
Equity in losses of investee	—	—	(3)	—	(3)
Interest expense, net	(163)	—	(2)	—	(165)
Foreign currency (loss) gain	(4)	1	(3)	—	(6)
Intercompany interest (expense) income	(3)	68	(65)	—	—
	(170)	69	(73)	—	(174)
Income before income taxes	237	329	111	—	677
Income tax expense	(84)	(86)	(55)	—	(225)
Equity in earnings of subsidiaries, net of tax	299	34	—	(333)	—
Net income	452	277	56	(333)	452
Less net income attributable to the noncontrolling interest	(33)	—	(33)	33	(33)
Net income attributable to QVC, Inc. stockholder	$419	277	23	(300)	419

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

Three months ended September 30, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$166	115	16	(131)	166
Foreign currency translation adjustments, net of tax	28	—	28	(28)	28
Total comprehensive income	194	115	44	(159)	194
Comprehensive income attributable to noncontrolling interest	(12)	—	(12)	12	(12)
Comprehensive income attributable to QVC, Inc. stockholder	$182	115	32	(147)	182

Condensed Consolidating Statements of Comprehensive Income

Three months ended September 30, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$116	81	17	(98)	116
Foreign currency translation adjustments, net of tax	(3)	—	(3)	3	(3)
Total comprehensive income	113	81	14	(95)	113
Comprehensive income attributable to noncontrolling interest	(11)	—	(11)	11	(11)
Comprehensive income attributable to QVC, Inc. stockholder	$102	81	3	(84)	102

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

Nine months ended September 30, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$452	277	56	(333)	452
Foreign currency translation adjustments, net of tax	110	—	110	(110)	110
Total comprehensive income	562	277	166	(443)	562
Comprehensive income attributable to noncontrolling interest	(37)	—	(37)	37	(37)
Comprehensive income attributable to QVC, Inc. stockholder	$525	277	129	(406)	525

Condensed Consolidating Statements of Comprehensive Income

Nine months ended September 30, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$419	284	78	(362)	419
Foreign currency translation adjustments, net of tax	36	—	36	(36)	36
Total comprehensive income	455	284	114	(398)	455
Comprehensive income attributable to noncontrolling interest	(46)	—	(46)	46	(46)
Comprehensive income attributable to QVC, Inc. stockholder	$409	284	68	(352)	409

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Cash Flows

Nine months ended September 30, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$550	306	51	—	907
Investing activities:
Capital expenditures	(54)	(2)	(27)	—	(83)
Expenditures for television distribution rights	—	(35)	—	—	(35)
Changes in other noncurrent assets	(1)	—	(1)	—	(2)
Intercompany investing activities	385	(1,087)	—	702	—
Net cash provided by (used in) investing activities	330	(1,124)	(28)	702	(120)
Financing activities:
Principal payments of debt and capital lease obligations	(1,785)	—	(6)	—	(1,791)
Principal borrowings of debt from senior secured credit facility	1,574	—	—	—	1,574
Dividends paid to Liberty Interactive Corporation	(491)	—	—	—	(491)
Dividends paid to noncontrolling interest	—	—	(22)	—	(22)
Other financing activities	(10)	—	—	—	(10)
Net short-term intercompany debt (repayments) borrowings	(353)	(1,188)	1,541	—	—
Other intercompany financing activities	186	1,959	(1,443)	(702)	—
Net cash (used in) provided by financing activities	(879)	771	70	(702)	(740)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	12	—	12
Net increase (decrease) in cash and cash equivalents	1	(47)	105	—	59
Cash and cash equivalents, beginning of period	2	97	185	—	284
Cash and cash equivalents, end of period	$3	50	290	—	343

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Cash Flows

Nine months ended September 30, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$586	256	7	—	849
Investing activities:
Capital expenditures	(113)	(3)	(24)	—	(140)
Expenditures for television distribution rights	—	(8)	—	—	(8)
Changes in other noncurrent assets	6	—	(8)	—	(2)
Other investing activities	(12)	—	9	—	(3)
Intercompany investing activities	432	137	—	(569)	—
Net cash provided by (used in) investing activities	313	126	(23)	(569)	(153)
Financing activities:
Principal payments of debt and capital lease obligations	(1,295)	—	(5)	—	(1,300)
Principal borrowings of debt from senior secured credit facility	1,048	—	—	—	1,048
Payment of debt origination fees	(2)	—	—	—	(2)
Dividends paid to Liberty Interactive Corporation	(427)	—	—	—	(427)
Dividends paid to noncontrolling interest	—	—	(21)	—	(21)
Other financing activities	(9)	—	—	—	(9)
Net short-term intercompany debt (repayments) borrowings	(83)	(1,474)	1,557	—	—
Other intercompany financing activities	(129)	1,079	(1,519)	569	—
Net cash (used in) provided by financing activities	(897)	(395)	12	569	(711)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	7	—	7
Net increase (decrease) in cash and cash equivalents	2	(13)	3	—	(8)
Cash and cash equivalents, beginning of period	—	112	215	—	327
Cash and cash equivalents, end of period	$2	99	218	—	319

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

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 as well as Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
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
In the United States ("U.S."), our televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full-time basis, including QVC, QVC2 (f/k/a QVC Plus) and Beauty iQ. Our U.S. programming is also available on QVC.com, our U.S. website; mobile applications via streaming video; over-the-air broadcasters; and over-the-top content platforms (Roku, Apple TV, etc.).
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
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui") for a television and multimedia retailing service in Japan. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the nine months ended September 30, 2017 and 2016, QVC-Japan paid dividends to Mitsui of $22 million and $21 million, respectively.
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

The Company is an indirect wholly-owned subsidiary of Liberty, which owns interests in a broad range of digital commerce businesses, and is attributed to Liberty's QVC Group. The QVC Group common stock (Nasdaq: QVCA and QVCB) tracks the assets and liabilities of the QVC Group. The QVC Group tracks the Company, zulily, llc ("zulily") and Liberty's 38% equity interest in HSN, Inc. ("HSN"), one of the Company's two closest televised shopping competitors, cash and certain liabilities. On July 6, 2017, Liberty announced plans to acquire the remaining interest in HSN, which would make it a wholly-owned subsidiary of Liberty following the closing. On April 4, 2017, Liberty entered into an agreement with General Communication, Inc. ("GCI"), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Liberty, whereby Liberty will acquire GCI through a reorganization in which certain assets and liabilities attributed to Liberty’s Ventures Group will be contributed to GCI in exchange for a controlling interest in GCI. Liberty will then effect a tax-free separation of its controlling interest in the combined company, leaving QVC Group common stock as the only outstanding common stock of Liberty. Neither the proposed transactions involving GCI nor the acquisition of HSN is conditioned on the completion of the other, and no assurance can be given as to which of these transactions will be completed first. The QVC Group does not represent a separate legal entity; rather, it represents those businesses, assets and liabilities that are attributed to that group.
On October 1, 2015, Liberty acquired all of the outstanding shares of zulily, inc. (now known as zulily, llc). zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. zulily is attributed to the QVC Group and the Company believes that its business is complementary to the Company. zulily is not part of the results of operations or financial position of QVC presented in the accompanying condensed consolidated financial statements. During each of the nine months ended September 30, 2017 and 2016, QVC and zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives, business advisory services and software development. The gross value of these transactions totaled approximately $7 million and $11 million, respectively, which did not have a material impact on QVC's financial position, results of operations, or liquidity.
On June 23, 2016, QVC amended and restated its senior secured credit facility (the "Third Amended and Restated Credit Agreement") increasing the revolving credit facility from $2.25 billion to $2.65 billion as explained further in note 6 to the Company's condensed consolidated financial statements. The Third Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or zulily. Under the terms of the Third Amended and Restated Credit Agreement, QVC and zulily are jointly and severally liable for all amounts borrowed on the $400 million tranche. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of zulily. As of September 30, 2017, there was $300 million borrowed by zulily on the $400 million tranche of the Third Amended and Restated Credit Agreement, none of which the Company expects to repay on behalf of zulily.
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

Results of Operations
QVC's operating results were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Net revenue	$2,010	1,948	5,954	6,024
Costs of goods sold	1,282	1,251	3,755	3,816
Gross profit	728	697	2,199	2,208
Operating expenses:
Operating	145	140	419	428
Selling, general and administrative, excluding stock-based compensation	171	164	466	509
Adjusted OIBDA	412	393	1,314	1,271
Stock-based compensation	9	8	23	24
Depreciation	38	38	116	103
Amortization	91	116	324	345
Operating income	274	231	851	799
Other (expense) income:
Equity in losses of investee	—	(2)	(3)	(4)
Interest expense, net	(54)	(52)	(165)	(159)
Foreign currency gain (loss)	4	5	(6)	27
	(50)	(49)	(174)	(136)
Income before income taxes	224	182	677	663
Income tax expense	(58)	(66)	(225)	(244)
Net income	166	116	452	419
Less net income attributable to the noncontrolling interest	(12)	(9)	(33)	(28)
Net income attributable to QVC, Inc. stockholder	$154	107	419	391
Net revenue
Net revenue by segment was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
QVC-U.S.	$1,374	1,338	4,111	4,173
QVC-International	636	610	1,843	1,851
Consolidated QVC	$2,010	1,948	5,954	6,024
QVC's consolidated net revenue increased 3.2% and decreased 1.2% for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year. The three month increase in net revenue of $62 million was primarily comprised of an increase of $199 million due to a 9.2% increase in units sold. This was offset by a decrease of $92 million due to a 3.9% decrease in average selling price per unit ("ASP"), an increase in estimated product returns of $26 million, $8 million due to a decrease in shipping and handling revenue, $7 million due to unfavorable foreign currency rates, and a $4 million decrease in miscellaneous income. The nine month decrease in net revenue of $70 million was primarily comprised of $206 million due to a 2.9% decrease in ASP, $65 million due to unfavorable foreign currency rates, a decrease in shipping and handling revenue of $20 million, and a $12 million decrease in miscellaneous income. The decrease was offset by a $212 million increase in units sold and a $21 million decrease in estimated product returns.

During the three and nine months ended September 30, 2017 and 2016, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected. Our product margins may continue to be under pressure due to the devaluation of the U.K. Pound Sterling, we will attempt to reduce our exposure through pricing and vendor negotiations, as Brexit negotiations progress.
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
The percentage increase (decrease) in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended September 30, 2017			Nine months ended September 30, 2017
	U.S. Dollars	Foreign Currency Exchange Impact	Constant currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant currency
QVC-U.S.	2.7%	—%	2.7%	(1.5)%	—%	(1.5)%
QVC-International	4.3%	(1.0)%	5.3%	(0.4)%	(3.4)%	3.0%
QVC-U.S. net revenue increase for the three months ended September 30, 2017 was primarily due to a 8.7% increase in units shipped. The increase was offset by a decrease of 3.5% in ASP, a $19 million increase in estimated product returns, a $11 million decrease in shipping and handling revenue, and a $5 million decrease in miscellaneous income. QVC-U.S. experienced a system outage during the second quarter of 2017 which resulted in an estimated 1% shift in net revenue to the third quarter. The increase in returns is driven by an increase in sales during the third quarter. Additionally, the Company experienced a decrease in shipping and handling revenue per unit due to promotional offers. For the three months ended September 30, 2017, QVC-U.S. experienced shipped sales increases in apparel, electronics, beauty and accessories offset by decreases in jewelry and home. For the nine months ended September 30, 2017, QVC U.S. net revenue decline was due to a decrease of 3.2% in ASP, a $24 million decrease in shipping and handling revenue, and an $11 million decrease in miscellaneous income. The decrease was offset by a 2.1% increase in units shipped, and a $30 million decrease in estimated product returns. The decrease in net shipping and handling revenue was a result of a decrease in shipping and handling revenue per unit from promotional offers. The decrease in estimated product returns was primarily due to an overall lower return rate and reduced sales. For the nine months ended September 30, 2017, QVC-U.S. experienced shipped sales increases in apparel, beauty and electronics offset by decreases in jewelry, home and accessories.
QVC-International net revenue growth in constant currency for the three months ended September 30, 2017 was primarily due to a 9.9% increase in units shipped, driven by increases in Japan, Germany, the U.K., and France, offset by a decrease in Italy. There was a $3 million increase in shipping and handling revenue, primarily driven by Japan and Germany. This was offset by a 4.5% decrease in ASP, primarily driven by Japan and Germany, and a $7 million increase in estimated product returns driven by all markets except for Japan. For the three months ended September 30, 2017, QVC-International experienced shipped sales growth in constant currency in apparel, accessories, home and beauty with declines in electronics and jewelry. Net revenue growth in constant currency for the nine months ended September 30, 2017 was primarily due to a 4.9% increase in units shipped, driven by increases in Japan, Germany, and France, offset by decreases in units shipped in the U.K. and Italy. There was a $4 million increase in shipping and handling revenue, primarily driven by Japan. This was offset by a 2% decrease in ASP, primarily driven in Japan and Germany offset by increases in the U.K. and Italy and France, and a $9 million increase in estimated product returns, driven by all markets except for Japan. For the nine months ended September 30, 2017, QVC-International experienced shipped sales growth in constant currency in apparel, beauty and accessories with declines in electronics, jewelry and home.
Gross profit
QVC's gross profit percentage was 36.2% and 36.9% for the three and nine months ended September 30, 2017, respectively, compared to 35.8% and 36.7% for the three and nine months ended September 30, 2016. For the three months ended September 30, 2017, the gross profit percentage increased primarily due to an increase in product margins. The increase was offset by an unfavorable inventory obsolescence provision in the U.S. and increased freight costs. The increase in freight and warehouse costs was primarily due to increased units shipped in both segments. For the nine months ended September 30, 2017, the gross profit percentage increased primarily due to increased product margins.

Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses increased $5 million or 3.6% and decreased $9 million or 2.1% for the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016, respectively.
For the three months ended September 30, 2017, operating expenses increased primarily due to a $3 million increase in credit card processing fees and a $3 million increase in commissions offset by $1 million from favorable foreign currency exchange rates. Credit card fees and commissions increased primarily due to the increase in U.S. sales. In addition, credit card interchange processing fees have increased compared to the three months ended September 30, 2016.
For the nine months ended September 30, 2017 operating expenses decreased primarily due to a $6 million decrease in customer service expenses related to lower call volumes in the U.S., favorable foreign currency exchange rates and offset somewhat by higher credit card fees primarily in the U.S.
Selling, general and administrative expenses (excluding stock-based compensation)
QVC's selling, general, and administrative expenses (excluding stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, credit card income, marketing and advertising expenses. Such expenses increased $7 million for the three months ended September 30, 2017, and decreased $43 million for the nine months ended September 30, 2017, compared to the same periods in the prior year. Such expenses increased from 8.4% to 8.5% and decreased from 8.4% to 7.8%, as a percentage of net revenue, as compared to the three and nine months ended September 30, 2016, respectively.
For the three months ended September 30, 2017, the increase was primarily due to an increase in personnel costs of $10 million and an increase in franchise taxes of $4 million offset by a decrease in bad debt expense of $5 million and a $2 million decrease in marketing expenses. The increase in personnel costs was primarily due to an increase in bonus expense offset by decreases in severance expense and salaries and wages, mostly in the U.S. The decrease in bad debt expense was primarily related to lower default rates experienced from prior periods mostly associated with the Easy-Pay program in the U.S. The decrease in marketing expenses is primarily related to discontinuing the naming rights to the Chiba Marine Stadium in Japan.
For the nine months ended September 30, 2017, the decrease was primarily due to a decrease in bad debt expense of $26 million, $8 million from favorable foreign currency rates, a $7 million increase in credit card income, a $4 million decrease in marketing expenses, and a $5 million decrease in various other expenses offset by an increase in personnel cost of $7 million. The decrease in bad debt expense was primarily related to lower default rates experienced from prior periods mostly associated with the Easy-Pay program in the U.S. The increase in credit card income was due to the favorable economics of the QVC-branded credit card portfolio in the U.S. The decrease in marketing expenses is primarily related to discontinuing the naming rights to the Chiba Marine Stadium in Japan. The increase in personnel costs was primarily due to an increase in bonus expense offset by decreases in severance expenses and salaries and wages.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $9 million and $8 million of stock-based compensation expense for the three months ended September 30, 2017 and 2016, respectively, and $23 million and $24 million of stock-based compensation expense for the nine months ended September 30, 2017 and 2016, respectively.

Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Affiliate agreements	$25	37	98	110
Customer relationships	28	43	112	128
Acquisition related amortization	53	80	210	238
Property and equipment	38	38	116	103
Software amortization	24	26	70	73
Channel placement amortization and related expenses	14	10	44	34
Total depreciation and amortization	$129	154	440	448
For the three and nine months ended September 30, 2017, acquisition related amortization expense decreased primarily due to the end of the useful lives of certain affiliate agreements and customer relationships established at the time of Liberty’s acquisition of QVC in 2003. This was offset by an increase in channel placement amortization related to the addition of Beauty iQ in the U.S. For the nine months ended September 30, 2017, the amortization decrease mentioned above was offset by an increase in depreciation related to the addition of the California distribution center in the third quarter of 2016.
Equity in losses of investee
The losses were associated with our joint venture in China that is accounted for as an equity method investment.
Interest expense, net
For the three and nine months ended September 30, 2017, consolidated interest expense, net increased $2 million or 3.8% and increased $6 million or 3.8%, respectively, as compared to the corresponding period in the prior year. For the three and nine months ended September 30, 2017, interest expense, net increased primarily due to income related to the ineffective portion of a hedge of a net investment in the prior year.
Foreign currency gain (loss)
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the accompanying condensed consolidated statements of operations. For the three and nine months ended September 30, 2017, the change in foreign currency gain (loss) was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.
Income taxes
Our effective tax rate was 25.9% and 33.2% for the three and nine months ended September 30, 2017. These rates differed from the U.S. federal income tax rate of 35% primarily due to the impact of discrete permanent differences related to foreign currency losses realized for tax purposes offset somewhat by state tax expense. Our effective tax rate for the three and nine months ended September 30, 2016 was 36.3% and 36.8%, respectively. These rates differ from the U.S. federal income tax rate of 35.0% primarily due to state tax expense.

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
As of September 30, 2017, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
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
QVC had $950 million, including the remaining portion of the $400 million tranche that zulily may also borrow on, available under the terms of the Third Amended and Restated Credit Agreement at September 30, 2017. The interest rate on the Third Amended and Restated Credit Agreement was 2.7% at September 30, 2017.
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
Other Debt Related Information
QVC was in compliance with all of its debt covenants at September 30, 2017.
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

Interest Rate Swap Arrangements
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in gain on financial instruments in the accompanying condensed consolidated statements of operations. At September 30, 2017, the fair value of the swap instrument was in a net asset position of approximately $2 million which was included in other noncurrent assets.
Additional Cash Flow Information
During the nine months ended September 30, 2017, QVC's primary uses of cash were $1,791 million of principal payments on debt and capital lease obligations, $491 million of dividend payments to Liberty, $118 million of capital and television distribution rights expenditures and $22 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,574 million of principal borrowings from the senior secured credit facility and $907 million of cash provided by operating activities. As of September 30, 2017, QVC's cash and cash equivalents balance (excluding restricted cash) was $343 million.
During the nine months ended September 30, 2016, QVC's primary uses of cash were $1,300 million of principal payments on debt and capital lease obligations, $427 million of dividends to Liberty, $148 million of capital and television distribution rights expenditures and $21 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,048 million of principal borrowings from the senior secured credit facility and $849 million of cash provided by operating activities. As of September 30, 2016, QVC's cash and cash equivalents balance (excluding restricted cash) was $319 million.
The change in cash provided by operating activities for the nine months ended September 30, 2017 compared to the previous year was primarily due to the increase in net income, excluding non-cash charges such as depreciation, amortization, and stock-based compensation. Cash provided by operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management and category expansion, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
As of September 30, 2017, $263 million of the $343 million in cash and cash equivalents was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 60% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax-efficiently as possible and meet the business needs of QVC.
Other
Capital expenditures spending in 2017 is expected to be between $150 and $160 million, including $83 million already expended.

Refer to the chart under the "Off-balance Sheet Arrangements and Aggregate Contractual Obligations" section below for additional information concerning the amount and timing of expected future payments under QVC's contractual obligations at September 30, 2017.
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

Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations at September 30, 2017 is summarized below:

	Payments due by period
(in millions)	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt (1)	$—	—	400	—	1,390	3,150	4,940
Interest payments (2)	31	207	200	195	173	908	1,714
Capital lease obligations (including imputed interest)	4	16	16	13	12	18	79
Operating lease obligations	5	18	14	11	9	71	128
Build to suit lease	1	6	6	6	6	67	92
(1) Amounts exclude capital lease obligations and the issue discounts on our 3.125%, 4.375%, 4.85%, 4.45%, 5.45% and 5.95% Senior Secured Notes. Additionally, the presentation assumes there is no amount outstanding on the $140 million commitment under our senior secured credit facility that matures on March 9, 2020.
(2) Amounts (i) are based on the terms of QVC's senior secured credit facility and senior secured notes, (ii) assumes the interest rates on the floating rate debt remain constant at the rates in effect as of September 30, 2017, (iii) assumes that our existing debt is repaid at maturity and (iv) excludes capital lease obligations.
Our purchase obligations did not materially change as of September 30, 2017.
Recent Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies principal versus agent considerations, in April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the implementation guidance for licensing, and in May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which clarifies assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The updated guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. The Company has reviewed the applicable ASU and has selected the modified retrospective transition method. In addition, the Company expects to elect the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when its payment terms are less than one year, as well as the practical expedient to exclude from the measurement of the transaction price sales and similar taxes collected from customers. To date, the Company has concluded it will recognize revenue at the time of shipment to its customers consistent with when title passes. This is a change from the current practice whereby the Company recognizes revenue at the time of delivery to the customers and deferred revenue is recorded to account for the shipments in-transit. At the current time, the Company is continuing to evaluate the impact of the standard including its determination of whether the Company acts as principal or agent in certain vendor arrangements. The Company is also evaluating the impact of the standard on the presentation and timing of credit card income for its QVC-branded credit card and its financial statement disclosures, among other areas. The Company has not quantified the effects of this pronouncement, but it is working through the relevant aspects to evaluate the quantitative effects of the new guidance. The Company plans to be able to quantify the effects of these ASU's no later than the fourth quarter of 2017 in its annual report for the year ending December 31, 2017.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The new principle is part of the FASB’s simplification initiative and applies to entities that measure inventory using a method other than last-in, first-out (LIFO) or the retail inventory method. The Company adopted this guidance as of January 1, 2017, and there was no significant effect of the standard on its financial reporting.

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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which revises the accounting treatment related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for the Company beginning on January 1, 2019 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the effect that the updated standard will have on its ongoing financial reporting.
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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at September 30, 2017:

(in millions, except percentages)	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	—	400	—	—	3,150	3,550	3,654
Weighted average interest rate on fixed rate debt	—%	—%	3.1%	—%	—%	4.9%	4.7%	N/A
Variable rate debt	$—	—	—	—	1,390	—	1,390	1,390
Average interest rate on variable rate debt	—%	—%	—%	—%	2.7%	—%	2.7%	N/A
(1) Amounts exclude capital lease and build to suit lease obligations and the issue discounts on our 3.125%, 4.375%, 4.85%, 4.45%, 5.45% and 5.95% Senior Secured Notes. Additionally, the presentation assumes there is no amount outstanding on the $140 million commitment under our senior secured credit facility that matures on March 9, 2020.
N/A - Not applicable.
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in gain on financial instruments in the accompanying condensed consolidated statements of operations. At September 30, 2017, the fair value of the swap instrument was in a net asset position of approximately $2 million which was included in other noncurrent assets. A 1% change in the one-month U.S. LIBOR rate (floating portion of the interest rate swap) would result in a change in the value of the swap instrument of less than $1 million.
Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three and nine months ended September 30, 2017 would have been impacted by approximately $1 million and $3 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The Third Amended and Restated Credit Agreement provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of September 30, 2017, no borrowings in foreign currencies were outstanding.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
QVC, Inc.

Date: November 9, 2017	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2017	By:/s/ THADDEUS J. JASTRZEBSKI
Thaddeus J. Jastrzebski
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-2