Form 10-K
period 2017-12-31
QVC INC
filed 2018-03-02
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Registrant's telephone number, including area code: (484) 701-1000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐
(do not check if smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
None of the voting or non-voting common stock of the registrant is held by a non-affiliate of the registrant. There is no publicly traded market for any class of voting or non-voting common stock of the registrant. There is one holder of record of our equity, Liberty QVC Holding, LLC, an indirect wholly-owned subsidiary of Liberty Interactive Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION I(2)

QVC, Inc.
2017 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business
Overview
QVC, Inc. and its subsidiaries market and sell a wide variety of consumer products primarily through live merchandise-focused televised shopping programs distributed to approximately 374 million worldwide households each day (including our joint venture in China as discussed below in further detail) and via our websites, including QVC.com, and other interactive media, such as mobile applications (unless otherwise indicated or required by the context, the terms "we," "our," "us," the "Company," and "QVC" refer to QVC, Inc. and its consolidated subsidiaries). We believe we are the global leader in television retailing and a leading multimedia retailer, with operations based in the United States ("U.S."), Germany, Japan, the United Kingdom ("U.K."), Italy and France. Additionally, we have a 49% interest in a retailing joint venture in China, which operates through a television shopping channel with an associated website. The joint venture is accounted for as an equity method investment. Our name, QVC, stands for "Quality, Value and Convenience," which is what we strive to deliver to our customers. Our operating strategy is to create a premier multimedia lifestyle brand and shopping destination for our customers, further penetrate our core customer base, generate new customers, enhance our programming distribution offerings and expand internationally to drive revenue and profitability. For the year ended December 31, 2017, approximately 93% of our worldwide shipped sales were from repeat and reactivated customers (i.e., customers who made a purchase from us during the prior twelve months and customers who previously made a purchase from us but not during the prior twelve months). In the same period, we attracted approximately 3.2 million new customers. Our global e-commerce operation comprised $4.4 billion, or 50%, of our consolidated net revenue for the year ended December 31, 2017.
We market our products in an engaging, entertaining format primarily through merchandise-focused live television programs and interactive features on our websites and other interactive media. In the U.S., we distribute our programming live 24 hours per day, 364 days per year and present on average 800 products every week. Internationally, we distribute live programming 8 to 24 hours per day, depending on the market. We classify our products into six groups: home, beauty, apparel, jewelry, accessories and electronics. It is our product sourcing team's mission to research and locate compelling and differentiated products from manufacturers who have sufficient scale to meet anticipated demand. We offer many QVC-exclusive products, as well as popular brand name and lesser known products available from other retailers. Many of our products are endorsed by celebrities, designers and other well-known personalities who often join our presenters to personally promote their products and provide lead-in publicity on their own television shows. We believe that our ability to demonstrate product features and present “faces and places” differentiates and defines the QVC shopping experience. We closely monitor customer demand and our product mix to remain well-positioned and relevant in popular and growing retail segments, which we believe is a significant competitive advantage relative to competitors who operate brick-and-mortar stores.
Since our inception, we have shipped over 2.06 billion packages in the U.S. alone. We operate nine distribution centers and seven call centers worldwide. In the U.S., we are able to ship approximately 90% of our orders within two days of the order placement. Globally, we are able to ship approximately 91% of our orders within two days of the order placement. In 2017, our work force of approximately 17,100 employees handled approximately 131 million customer calls, shipped approximately 191 million units globally and served approximately 13 million customers. We believe our long-term relationships with major U.S. television distributors, including cable operators (e.g., Comcast and Cox), satellite television providers (e.g., DISH Network and DIRECTV) and telecommunications companies (e.g., Verizon and AT&T (excluding DIRECTV)), provide us with broad distribution, favorable channel positioning and significant competitive advantages. We believe that our significant market share, brand awareness, outstanding customer service, repeat customer base, international reach and scalable infrastructure distinguish us from our competitors.
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
QVC-U.S.
Our live televised shopping programs are distributed nationally, 24 hours per day, 364 days per year, to approximately 101 million television households. We distribute our programs to approximately 99% of television households subscribing to services offered by television distributors. QVC-U.S. programming is also available on QVC.com, our U.S. website; mobile applications via streaming video; over-the-air broadcasters in 93 markets; and on the Roku and Apple TV platforms. QVC-U.S., including QVC.com, contributed $6.1 billion, or 70%, of consolidated net revenue, $994 million of operating income and $1.4 billion of Adjusted OIBDA (defined below) for the year ended December 31, 2017.
In March 2013, QVC-U.S. launched over-the-air broadcasting in designated U.S. markets that can be accessed by any television household with a digital antenna in such markets, regardless of whether it subscribes to a paid television service. This allows QVC-U.S. to reach new customers who previously did not have access to the program through other television platforms. In August 2013, QVC-U.S. launched an additional channel, QVC2, which is being distributed through cable and satellite systems. The channel allows viewers to have access to a broader range of QVC programming options as well as more relevant programming for viewers in differing time zones. In October 2016, QVC-U.S. launched a third channel, Beauty iQ, which is being distributed through satellite and streaming platforms. The channel and supporting platforms are dedicated to a complete beauty shopping experience for customers.
QVC.com, launched in 1996, complements our televised shopping programs by allowing consumers to purchase a wide assortment of goods offered on our televised programs, as well as other products that are available only on QVC.com. We view e-commerce (QVC.com and mobile devices) as a natural extension of our business, allowing us to stream live video and offer on-demand video segments of items recently presented live on our televised programs. QVC.com allows shoppers to browse, research, compare and perform targeted searches for products, control the order-entry process and conveniently access their QVC account. For the year ended December 31, 2017, approximately 80% of our new U.S. customers made their first purchase through QVC.com (including mobile).
The table below illustrates QVC.com's growth (including mobile) since 2015:

	Years ended December 31,
(in millions)	2017	2016	2015
QVC.com net revenue	$3,421	$3,193	$3,059
Total U.S. net revenue	6,140	6,120	6,257
QVC.com % of total U.S. net revenue	55.7%	52.2%	48.9%
QVC-International
Our televised shopping programs reached approximately 144 million television households outside of the U.S., primarily in Germany, Austria, Japan, the U.K., the Republic of Ireland, Italy and France. In addition, our joint venture in China reached approximately 129 million homes. The programming created for most of these markets is also available via streaming video on our international websites and mobile applications. Our international business employs product sourcing teams who select products tailored to the interests of each local market. For the year ended December 31, 2017, our international operations generated $2.6 billion, or 30%, of consolidated net revenue, $353 million of operating income and $451 million of Adjusted OIBDA (defined below), and our international websites generated $950 million, or 36%, of our total international net revenue.
QVC-Germany. QVC-Germany went on air in December 1996 and currently broadcasts 17 hours of live programming each day and reaches approximately 41 million households that are located in both Germany and Austria. Beyond the main channel, QVC-Germany also broadcasts shows on two additional channels, QVC Beauty & Style and QVC2, which allows viewers to access a broader range of programming options.

QVC-Japan. We own 60% of QVC-Japan through a venture with Mitsui & Co., LTD. QVC-Japan launched in April 2001 and currently broadcasts 24 hours of live programming each day and reaches approximately 28 million households. In 2014, QVC-Japan launched Q-plus, which consists of infomercial programming distributed by purchasing available airtime on certain channels.
QVC-U.K. QVC-U.K. went on air in October 1993 and currently broadcasts 16 hours of live programming each day and reaches approximately 28 million households that are located in both the U.K. and the Republic of Ireland. Beyond the main channel, QVC-U.K. also broadcasts shows on three additional channels, QVC Beauty, QVC Extra, and QVC Style, which allows viewers to access a broader range of programming options.
QVC-Italy. QVC-Italy went on air in October 2010 and currently reaches approximately 25 million households. QVC-Italy broadcasts live for 17 hours each day on satellite and digital terrestrial television, and broadcasts an additional seven hours each day of recorded programming on satellite and seven hours each day of general interest programming on digital terrestrial television.
QVC-France. In June 2015, QVC expanded its global presence into France, launching its website on June 23, 2015 followed by the launch of television programming on August 1, 2015. QVC-France reaches approximately 22 million households. On weekdays, QVC-France distributes shopping programming live for eight hours per day, and distributes an additional 14 hours per day of recorded shopping programming and two hours per day of general interest programming. On weekends, QVC-France distributes shopping programming live for 12 hours per day, and distributes an additional 10 hours per day of recorded shopping programming and two hours per day of general interest programming.
China Joint Venture. On July 4, 2012, we entered into a joint venture with Beijing-based CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio ("CNR"), China's government-owned radio division. The joint venture, CNR Home Shopping Co., Ltd. ("CNRS"), is owned 49% by QVC and 51% by CNR through subsidiaries of each company. CNRS operates a retailing business in China through a shopping television channel with an associated website. This joint venture combines CNRS's knowledge of the digital shopping market and consumers in China with QVC's global experience and know-how in multimedia retailing. CNRS distributes live programming for 10 hours each day and recorded programming for 14 hours each day. The CNRS joint venture is accounted for as an equity method investment recorded as equity in losses of investee in our consolidated statements of operations.
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

Merchandise
We believe that our ability to combine product and programming helps us create competitive advantages over traditional brick-and-mortar and Internet retailers. We seek to offer our customers an assortment of compelling, high-quality products. In the U.S., we present on average 800 products every week on our live televised programming, approximately 23% of which have not been presented previously to our television audience. We offer customers high-quality and brand name products marketed in a creative, informative, entertaining and engaging style. We provide a differentiated shopping experience by offering customers the opportunity to experience not only the product being sold, but also the people and places behind that product, thereby enhancing their overall shopping experience.
Our global merchandise mix is similar to that of a high-quality department store, featuring the best in: (i) home, (ii) apparel, (iii) beauty, (iv) accessories, (v) electronics and (vi) jewelry. Many of our brands are exclusive, while others are created by well-known designers. Our global sales mix is provided in the table below:

	Years ended December 31,
Product category	2017	2016	2015
Home	34%	33%	33%
Apparel	19%	19%	17%
Beauty	17%	17%	17%
Accessories	13%	13%	13%
Electronics	9%	9%	10%
Jewelry	8%	9%	10%
Total	100%	100%	100%
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
We purchase, or obtain on consignment, products from U.S. and foreign manufacturers and wholesalers, often on favorable terms based upon the volume of the transactions. We have attracted some of the world's most respected consumer brands as well as celebrities, entrepreneurs and designers to promote these brands. Brand leaders such as Dell, Dooney & Bourke, Dyson, Judith Ripka and Philosophy reach a broad audience while product representatives share the stories behind these brands. We have agreements with celebrities, entrepreneurs and designers such as Isaac Mizrahi, Rachael Ray and Martha Stewart enabling us to provide entertaining and engaging programming that develops a lifestyle bond with our customers. These celebrity personalities and product representatives often provide pre-appearance publicity for their QVC products on other television shows, enhancing demand during their QVC appearances. We cross-promote between our e-commerce and mobile platform and our television programming to promote the use of each platform as a standalone entity. Our e-commerce efforts are focused on creating a community of online shoppers by translating our televised themes, personalities and shopping experience for each platform.
We do not depend on any single supplier or designer for a significant portion of our inventory purchases.

Distribution
The Company distributes its television programs, via satellite and optical fiber, to cable television and direct-to-home satellite system operators for retransmission to its subscribers in the U.S., Germany, Japan, the U.K., France and neighboring countries. The Company also transmits its television programs over digital terrestrial broadcast television to viewers throughout Italy, Germany, and the U.K. and to viewers in certain geographic regions in the U.S. In the U.S., the Company uplinks its digital programming transmissions using a third party service. The transmissions are uplinked to protected, non-preemptible transponders on U.S. satellites. "Protected" status means that, in the event of a transponder failure, QVC's signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, QVC's transponders cannot be preempted in favor of a user of a failed transponder, even another user with "protected status." The Company's international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on international satellites and terrestrial transmitters. QVC's transponder service agreements for the Company's U.S. transponders expire at the earlier of the end of the lives of the satellites or the service agreements. The service agreements in the U.S. expire between 2018 and 2023. The service agreements for our international transponders and terrestrial transmitters expire between 2019 and 2027.
We continually seek to expand and enhance our television and e-commerce platforms, as well as to further our international operations and multimedia capabilities. We launched QVCHD in the U.S. in April 2008, and in May 2009, we became the first U.S. multimedia retailer to offer a native high definition ("HD") service. QVCHD is a HD simulcast of our U.S. telecast utilizing the full 16x9 screen ratio, while keeping the side panel for additional information. HD programming allows us to utilize a typically wider television screen with crisper and more colorful images to present a larger “storefront,” which we believe captures the attention of channel “surfers” and engages our customers. In the U.S., QVCHD reaches approximately 89 million television households. We continue to develop and launch features to further enrich the television viewing experience.
Beyond the main live programming QVC channels, including QVCHD in the U.S., Germany and the U.K. also broadcast shows on additional channels that offer viewers access to a broader range of QVC programming options. These channels include QVC2 and Beauty iQ in the U.S., QVC Beauty & Style and QVC2 in Germany and QVC Beauty, QVC Extra, and QVC Style in the U.K.
Affiliation agreements
We enter into long-term affiliation agreements with certain of our television distributors who downlink our programming and distribute the programming to their customers. Our affiliation agreements with both U.S. and international distributors have termination dates ranging from 2018 to 2027. Our ability to continue to sell products to our customers is dependent on our ability to maintain and renew these affiliation agreements in the future. Although we are typically successful in obtaining and renewing these agreements, we do not have distribution agreements with some of the distributors that carry our programming. In total, we are currently providing programming without affiliation agreements to distributors representing approximately 10% of our U.S. distribution, and short-term, rolling 30 day letters of extension, to distributors who represent approximately 27% of our U.S. distribution. Some of our international programming may continue to be carried by distributors after the expiration dates on our affiliation agreements with them have passed.
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

Demographics of customers
We enjoy a very loyal customer base, as demonstrated by the fact that for the twelve months ended December 31, 2017, approximately 87% of our worldwide shipped sales came from repeat customers (i.e., customers who made a purchase from us during the prior twelve months), who spent an average of $1,264 each during this period. An additional 6% of shipped sales in that period came from reactivated customers (i.e., customers who previously made a purchase from us, but not during the prior twelve months).
Customer growth was essentially flat in 2017. On a trailing twelve month basis, total consolidated customers (excluding the joint venture in China) were approximately 12.7 million which includes 8.1 million in the U.S. and 4.6 million in the International segment. We believe our core customer base represents an attractive demographic target market. Based on internal customer data, approximately 48% of our 8.1 million U.S. customers for the twelve months ended December 31, 2017 were women between the ages of 35 and 64.
Order taking and fulfillment
We strive to be prompt and efficient in order taking and fulfillment. We have two U.S. phone centers, located in San Antonio, Texas and Chesapeake, Virginia, that can direct calls from one call center to the other as volume mandates. Internationally, we also have one phone center in each of Japan, the U.K. and Italy, and two call centers in Germany. For France, order taking is handled by a third party located in Portugal. Many markets also utilize home agents to handle calls, allowing staffing flexibility for peak hours. In addition, we utilize computerized voice response units, which handle approximately 25% of all orders taken on a worldwide basis.
In addition to taking orders from our customers through phone centers and online, we continue to expand our ordering platforms. We are expanding mobile device ordering capabilities and over the past several years have launched iPhone, iPad, Apple Watch, Android, Blackberry and Apple TV applications, a WAP (wireless application protocol) mobile website and a robust SMS (short message services) program. On a global basis, customers placed approximately 32% of all orders directly through their mobile devices in 2017.
Through our nine worldwide distribution centers, we shipped approximately 91% of our orders within two days of the order placement in 2017. Our U.S. distribution centers are located in Suffolk, Virginia; Lancaster, Pennsylvania; Rocky Mount, North Carolina; Florence, South Carolina; and Ontario, California. Our U.S. distribution centers and drop ship partners have shipped nearly 743,000 units and over 669,000 packages in a single day during 2017. We also have distribution centers in Sakura-shi, Chiba, Japan; Hücklehoven, Germany; Knowsley, U.K. and Castel San Giovanni, Italy.
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

Competition
We operate in a rapidly evolving and highly competitive retail business environment. Based on U.S. net revenue for the twelve months ended December 31, 2017, we are the leading television retailer in the U.S. and generate substantially more net revenue than our two closest televised shopping competitors, HSN, Inc. ("HSN") and EVINE Live. On December 29, 2017 Liberty acquired the remaining 62% ownership interest of HSN and no longer considers HSN a competitor of QVC. Our international operations face similar competition in their respective markets, such as Shop Channel in Japan, HSE 24 in Germany and Italy, Ideal World in the U.K, and M6 Boutique in France. Additionally, we have numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, infomercial retailers, Internet retailers, and mail-order and catalog companies.
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
Employees
We employed approximately 17,100 full-time and part-time employees as of December 31, 2017. Employment levels fluctuate due to seasonal factors affecting our business. Additionally, we utilize independent contractors and temporary personnel to supplement our workforce, particularly on a seasonal basis. We consider our employee relations to be good.
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

•
The Food and Drug Administration has specific regulations regarding claims that can be made about food products and regulates marketing claims that can be made for cosmetic beauty products, medical devices and over-the-counter drugs.

•	The Environmental Protection Agency ("EPA") requires products that make certain types of claims, such as "anti-bacterial," be registered with the EPA prior to making such claims.

•
Each of the FTC's Telemarketing Sales Rules, the Federal Communication Commission's ("FCC") rules implementing the Telephone Consumer Protection Act and similar state laws, establish procedures that must be followed when telemarketing or placing particular types of calls to consumers.

•	The Consumer Product Safety Commission has specific regulations regarding products that present unreasonable risks of injuries to consumers.

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
FCC rules adopted pursuant to the Telecommunications Act of 1996 generally require closed captioning of the Company’s televised programming distributed on broadcast television stations, cable television systems, DBS and other MVPDs, with only limited exemptions. The FCC’s closed captioning rules applicable to televised programming place closed captioning compliance obligations directly on the Company’s distributors, and are enforced with respect to the Company’s programming through its affiliation agreements with its distributors. 2016 amendments to those rules adopted by the FCC extend direct compliance responsibility, jointly with distributors, to video programmers such as the Company, impose certain registration and certification requirements on the Company, and subject the Company to new captioning complaint procedures. Certain aspects of these amended rules have not yet become effective.

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
In the U.S., we have registered service marks including, but not limited to our brand name, "QVC," "Quality Value Convenience," "Find What You Love, Love What You Find," the "Q QVC Ribbon Logo," and "Q" and trademarks for our proprietary products sold such as "Arte D’Oro," "Cook’s Essentials," "Denim & Co.," "Diamonique," "Nature's Code," "Northern Nights" and "Ultrafine Silver." Similarly, foreign registrations have been obtained for many trademarks and service marks for our brand name and propriety products including, but not limited to, "QVC," the "Q QVC Ribbon Logo," "Q," "Cook’s Essentials," "Denim & Co.," "Diamonique" and "Northern Nights." We consider the service mark for the "QVC" name the most significant trademark or service mark held by us because of its impact on market awareness across all of our geographic markets and on customers’ identification with us. As with all U.S. trademarks or service marks, our trademark and service mark registrations in the U.S. are for a ten year period and are renewable every ten years, prior to their respective expirations, as long as the trademarks or service marks are used in the regular course of trade.

Liberty relationship and related party transactions
The Company is an indirect wholly-owned subsidiary of Liberty, which owns interests in a broad range of digital commerce businesses, and is attributed to Liberty's QVC Group. The QVC Group common stock (Nasdaq: QVCA and QVCB) tracks the assets and liabilities of the QVC Group. The QVC Group tracks the Company, zulily, llc ("zulily") and HSN, cash and certain liabilities. On April 4, 2017, Liberty entered into an agreement with General Communication, Inc. ("GCI"), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Liberty, whereby Liberty will acquire GCI through a reorganization in which certain assets and liabilities attributed to Liberty’s Ventures Group will be contributed to GCI in exchange for a controlling interest in GCI. Liberty will then effect a tax-free separation of its controlling interest in the combined company. The transactions are expected to be consummated on March 9, 2018, subject to the satisfaction of customary closing conditions. Simultaneous with that closing, the QVC Group common stock will become the only outstanding common stock of Liberty, and thus QVC Group common stock will cease to function as tracking stock and will effectively become regular common stock. In addition, Liberty will be renamed Qurate Retail Group, Inc., with QVC, HSN and zulily as wholly-owned subsidiaries. On December 29, 2017, Liberty completed the acquisition of the remaining 62% ownership interest of HSN in an all-stock transaction. HSN is attributed to the QVC Group. The QVC Group does not represent a separate legal entity; rather, it represents those businesses, assets and liabilities that are attributed to that group. HSN is not included in the results of operations or financial position of QVC presented in the Company's consolidated financial statements. QVC and HSN plan to engage in transactions relating to personnel, sales, sourcing of merchandise, marketing initiatives, business advisory services, and software development. Refer to note 13 to the consolidated financial statements for further details.

On October 1, 2015, Liberty acquired all of the outstanding shares of zulily and QVC declared and paid a dividend to Liberty in the amount of $910 million with funds drawn from the Company’s credit facility to support Liberty’s purchase. zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. zulily is attributed to the QVC Group and we believe that its business is complementary to our Company. zulily is not part of the results of operations or financial position of QVC presented in this Form 10-K. QVC and zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives, business advisory services and software development. Refer to note 13 to the consolidated financial statements for further details.
On June 23, 2016, QVC amended and restated its senior secured credit facility (the "Third Amended and Restated Credit Agreement") increasing the revolving credit facility from $2.25 billion to $2.65 billion as explained further in note 8 to our consolidated financial statements. The Third Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or zulily. Under the terms of the Third Amended and Restated Credit Agreement, QVC and zulily are jointly and severally liable for all amounts borrowed on the $400 million tranche. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of zulily. As of December 31, 2017, there was $267 million borrowed by zulily on the $400 million tranche of the senior secured credit facility, none of which the Company expects to repay on behalf of zulily.
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
Liberty's interests may not coincide with our interests or yours and Liberty may cause us to enter into transactions or agreements with related parties or approve corporate actions that could involve conflicts of interest. For example, Liberty's dependence on our cash flow for servicing its debt and for other purposes is likely to result in our payment of large dividends to Liberty, which may increase our leverage and decrease our liquidity. We paid $866 million of dividends to Liberty during 2017, $703 million of dividends to Liberty during 2016 and $1.5 billion of dividends to Liberty during 2015. See also Item 1A. "Risk Factors."

* * * * *
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; revenue growth and subscriber trends; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	customer demand for our products and services and our ability to anticipate customer demand and to adapt to changes in demand;

•	competitor responses to our products and services;

•	increased digital TV penetration and the impact on channel positioning of our programs;

•	the levels of online traffic on our websites and our ability to convert visitors into consumers or contributors;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	our future financial performance, including availability, terms and deployment of capital;

•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;

•	the cost and ability of shipping companies, suppliers and vendors to deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings;

•	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;

•	domestic and international economic and business conditions and industry trends;

•	changes in tariffs, trade policy and trade relations following the 2016 U.S. presidential election and the vote by the U.K. to exit from the European Union (“Brexit”);

•	consumer spending levels, including the availability and amount of individual consumer debt;

•	advertising spending levels;

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
Item 1A. Risk Factors
Weak economic conditions worldwide may reduce consumer demand for our products and services
Prolonged economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. Global financial markets may experience disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including China, Japan and Europe deteriorate our customers may respond by suspending, delaying, or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Such weak economic conditions may also inhibit our expansion into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects.
The retail business environment is subject to intense competition, and we may not be able to effectively compete for customers
We operate in a rapidly evolving and highly competitive retail business environment. Although we are the U.S.'s largest television shopping retailer, we have numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, other televised shopping retailers such as EVINE Live in the U.S., Shop Channel in Japan, HSE 24 in Germany and Italy, Ideal World in the U.K., and M6 Boutique in France, infomercial retailers, Internet retailers, and mail-order and catalog companies. Many of our current and potential competitors have greater resources, longer histories, more customers and greater brand recognition than we do. They may secure better terms from vendors, adopt more aggressive pricing, offer free or subsidized shipping and devote more resources to technology, fulfillment and marketing. Other companies also may enter into business combinations or alliances that strengthen their competitive positions. In addition, many retailers, especially online retailers with whom we compete, are increasingly offering customers aggressive shipping terms, including free or discounted expedited shipping. As these practices become more prevalent, we may experience further competitive pressures to attract customers and/or to change our shipping program.
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
Management’s efforts to realize the anticipated synergies from Liberty’s acquisitions of HSN and zulily may divert management’s time and attention and other resources from QVC’s business
On December 29, 2017, Liberty completed the acquisition of the 62% ownership interest of HSN it did not already own in an all-stock transaction. HSN is attributed to the QVC Group, which includes QVC and zulily. As entities under the common control of Liberty, QVC, HSN and zulily are cooperating to recognize meaningful synergies by seeking opportunities to leverage their combined scale and capabilities to accelerate each company's sales and deliver cost savings.
QVC, HSN and zulily engage in, or plan to engage in, transactions relating to personnel, sales, sourcing of merchandise, marketing initiatives, business advisory services, and software development with the expectation that these transactions would result in various synergies including, among other things, enhanced revenues, procurement cost savings and operating efficiencies, innovation and sharing of best practices. We currently anticipate that these efforts will continue for the foreseeable future.
Achieving the anticipated benefits from these transactions will require the dedication of management and other resources, which may distract their attention from QVC’s other operations. Additionally, the anticipated benefits from these transactions are subject to a number of significant challenges and uncertainties, including, whether unique corporate cultures of separate organizations will work collaboratively in an efficient and effective manner, the possibility of faulty assumptions underlying expectations regarding potential synergies, unforeseen expenses or delays and contractual limitations. Many of these challenges and uncertainties are outside of our control and any of them could result in disruptions to our operations, increased costs, decreased revenue, decreased synergies and the diversion of the time and attention of management and other resources, which could have a material adverse impact on our business, financial condition and results of operations.
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
We depend on the television distributors that carry our programming and no assurance can be given that we will be able to maintain and renew our affiliation agreements on favorable terms or at all
In the U.S., we currently distribute our programming through affiliation or transmission agreements with many television providers, including, but not limited to, Comcast, AT&T/DIRECTV, DISH Network, Verizon and Cox. Internationally, we currently distribute our programming through,Vodafone Kabel Deutschland GmbH, Media Broadcast GmbH, SES ASTRA, SES Platform Services GmbH, Telekom Deutschland GmbH, Unitymedia GmbH, Tele Columbus and Primacom, Jupiter Telecommunications, Ltd., Sky Perfect and World Hi-Vision Channel, Inc., A1 Telekom Austria AG, UPC Telekabel Wien GmbH, British Sky Broadcasting, Freesat, Freeview and Virgin Media, Mediaset, Hot Bird and Sky Italia, Orange, Free, Canalsat, Bouygues Telecom and Fransat. Our affiliation agreements with distributors are scheduled to expire between 2018 to 2027.

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
The renewal negotiation process for affiliation agreements is typically lengthy. In some cases, renewals are not agreed upon prior to the expiration of a given agreement while the programming continues to be carried by the relevant distributor without an effective agreement in place. We do not have distribution agreements with some of the cable operators that carry our programming. In total, we are currently providing programming without affiliation agreements to distributors representing approximately 10% of our U.S. distribution, and short-term, rolling 30 day letters of extension, to distributors who represent approximately 27% of our U.S. distribution. Some of our international programming may continue to be carried by distributors after the expiration dates on our affiliation agreements with them have passed.
We may be unable to obtain renewals with our current distributors on acceptable terms, if at all. We may also be unable to successfully negotiate affiliation agreements with new or existing distributors to carry our programming and no assurance can be given that we will be successful in negotiating renewals with these distributors or that the financial and other terms of these renewals will be acceptable. Although we consider our current levels of distribution without written agreement to be ordinary course, the failure to successfully renew or negotiate new affiliation agreements covering a material portion of television households could result in a discontinuation of carriage that may adversely affect our viewership, growth, net revenue and earnings.
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

Any continued or permanent inability to transmit our programming via satellite would result in lost revenue and could result in lost customers
Our success is dependent upon our continued ability to transmit our programming to television providers from our satellite uplink facilities, which transmissions are subject to FCC compliance in the U.S. and foreign regulatory requirements in our international operations. In most cases, we have entered into long-term satellite transponder leases to provide for continued carriage of our programming on replacement transponders and/or replacement satellites, as applicable, in the event of a failure of either the transponders and/or satellites currently carrying our programming. Although we believe we take reasonable and customary measures to ensure continued satellite transmission capability and we believe that these international transponder service agreements can be renewed (or replaced, if necessary) in the ordinary course of business, termination or interruption of satellite transmissions may occur, particularly if we are not able to successfully negotiate renewals or replacements of any of our expiring transponder service agreements in the future.
Our Ecommerce business could be negatively affected by changes in search engine algorithms and dynamics or search engine disintermediation as well as our inability to monetize the resulting web traffic
The success of our Ecommerce business depends on a high degree of website traffic, which is dependent on many factors, including the availability of appealing website content, user loyalty and new user generation from search portals that charge a fee (such as Google). In obtaining a significant amount of website traffic via search engines, we utilize techniques such as search engine optimization ("SEO") (which is the practice of developing websites with relevant and current content that rank well in “organic,” or unpaid, search engine results) and search engine marketing ("SEM") (which is a form of Internet marketing that involves the promotion of websites by increasing our visibility in search engine results pages through the use of paid placement, contextual advertising, and product listing ads) to improve our placement in relevant search queries. Search engines, including Google, frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to the websites of our Ecommerce business can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our website to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects our paid or unpaid search ranking, or if competitive dynamics impact the effectiveness of SEO or SEM in a negative manner, the business and financial performance of our Ecommerce business would be adversely affected, potentially to a material extent. Furthermore, our failure to successfully manage our SEO and SEM strategies could result in a substantial decrease in traffic to our website, as well as increase costs if we were to replace free traffic with paid traffic. Even if our Ecommerce business is successful in generating a high level of website traffic, no assurance can be given that our Ecommerce business will be successful in achieving repeat user loyalty or that new visitors will explore the offerings on our site. Monetizing this traffic by converting users to consumers is dependent on many factors, including availability of inventory, consumer preferences, price, ease of use and website quality. No assurance can be given that the fees paid to search portals will not exceed the revenue generated by our visitors. Any failure to sustain user traffic or to monetize such traffic could materially adversely affect the financial performance of our Ecommerce business and, as a result, adversely affect our financial results.
Our Ecommerce business may experience difficulty in achieving the successful development, implementation and customer acceptance of, applications for smartphone and tablet computing devices, which could harm our business
Although our Ecommerce business has developed services and applications to address user and consumer interaction with website content on smartphone and other non-traditional desktop or laptop computer systems (which typically have smaller screens and less convenient typing capabilities), the efficacy of the smartphone application is still developing. Moreover, if smartphone computing services prove to be less effective for the users of our Ecommerce business and the smartphone segment of Internet traffic grows at the expense of traditional computer and tablet Internet access, our Ecommerce business may experience difficulty attracting and retaining traffic on these platforms. Additionally, as new devices and new platforms are continually being released, it is difficult to predict the challenges that may be encountered in developing versions of our Ecommerce business offering for use on these alternative devices, and our Ecommerce business may need to devote significant resources to the creation, support, and maintenance of their services on such devices.

Our business is subject to online security risks, including security breaches and identity theft
To succeed, we must be able to provide for secure transmission of confidential information over public networks and protect our confidential information on our computer systems. Unauthorized parties may attempt to gain access to our computer systems by, among other things, hacking into our systems or those of our vendors, or through fraud or other means of deceiving our employees or vendors. The techniques used to gain such access to our computer systems, data or our customer information, disable or degrade service, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized until launched against a target. We have implemented systems and processes intended to secure our computer systems and prevent unauthorized access to or loss of sensitive data, but as with all companies, these security measures may not be sufficient for all eventualities and there is no guarantee that they will be adequate to safeguard against all data security breaches, system compromises or misuses of data. Any penetration of network security or other misappropriation or misuse of personal information could cause interruptions in the operations of our business and subject us to increased costs, litigation and other liabilities. Security breaches could also significantly damage our reputation with consumers and third parties with whom we do business. If we are unable to maintain the security of our retail commerce websites and mobile commerce applications, we could suffer loss of sales, reductions in traffic, and deterioration of our competitive position and incur liability for any damage to customers whose personal information is unlawfully obtained and used. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. We also face risks associated with security breaches affecting third parties with which we are affiliated or otherwise conduct business online.
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
The processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights

In the processing of consumer transactions and managing our employees, our business receives, transmits and stores a large volume of personally identifiable information and other user data. The processing, storage, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by us. Moreover, there are federal, state and international laws regarding privacy and the processing, storage, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations, including changes in legislation and regulations, in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. Compliance with these laws and regulations, or changes in these laws and regulations, may be onerous and expensive and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance. For example, the European Court of Justice in 2015 invalidated the U.S.-EU Safe Harbor Framework, which facilitated personal data transfers to the U.S. in compliance with applicable European data protection laws. The U.S.-EU Safe Harbor Framework was one of the mechanisms we relied upon to transfer European personal data to the United States. In addition, third party vendors and service providers with which we do business also relied on the U.S.-EU Safe Harbor Framework for their access to our European customer and employee personal data. The business of companies that relied on the U.S.-EU Safe Harbor Framework may be impacted by its invalidation. A new data transfer framework, the EU-U.S. Privacy Shield, became fully operational on August 1, 2016, but is the subject of litigation. In addition, Standard Contractual Clauses - another key mechanism to allow data transfers between the U.S. and the EU - is also subject to litigation over whether Standard Contractual Clauses can be used for transferring personal data from the EU to the U.S. Further, the European Parliament and the Council of the European Union have approved a General Data Protection Regulation, which becomes effective on May 25, 2018 and which will give consumers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information. Finally, in 2017, the European Commission proposed new regulations regarding privacy and electronic communications, including additional regulation of the Internet tracking tools known as “cookies.” Our failure, and/or the failure by the various third party vendors and service providers with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations, or changes in applicable laws and regulations, or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage our reputation and the reputation of our third party vendors and service providers, discourage potential users from trying our products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, any one or all of which could adversely affect our business, financial condition and results of operations. In addition, we may not have adequate insurance coverage to compensate for losses.
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

•	fluctuations in currency exchange rates;

•	longer payment cycles for sales in foreign countries that may increase the uncertainty associated with recoverable accounts;

•	recessionary conditions and economic instability, including fiscal policies that are implementing austerity measures in certain countries, which are affecting markets overseas;

•	our ability to repatriate funds held by our foreign subsidiaries to the U.S. at favorable tax rates;

•	potentially adverse tax consequences;

•	export and import restrictions, changes in tariffs, trade policies and trade relations;

•	increases in taxes and governmental royalties and fees;

•	our ability to obtain and maintain required licenses or certifications, such as for web services and electronic devices, that enable us to operate our business in foreign jurisdictions;

•	changes in foreign and U.S. laws, regulations and policies that govern operations of foreign-based companies;

•	changes to general consumer protection laws and regulations;

•	difficulties in staffing and managing international operations; and

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
Significant developments stemming from the 2016 U.S. presidential election or the Brexit vote could have a material adverse effect on us
After the presidential inauguration on January 20, 2017, President Donald J. Trump and his administration took office in the United States. As a presidential candidate, President Trump expressed apprehension towards existing trade agreements, such as the North American Free Trade Agreement and the Trans-Pacific Partnership, and suggested that the U.S. would renegotiate or withdraw from these agreements. During the campaign, he also raised the possibility of significantly increasing tariffs on goods imported into the United States, particularly from China and Mexico. On January 23, 2017, the President of the United States signed a presidential memorandum to withdraw the U.S. from the Trans-Pacific Partnership. This and other proposed actions, if implemented, could adversely affect our business because we sell imported products.
Additionally, the results from the Brexit vote have created political and economic uncertainty, particularly in the U.K. and the EU, and this uncertainty may last for years. Our business could be affected during this period of uncertainty, and perhaps longer, by the impact of this vote. In addition, our business could be negatively affected by new trade agreements between the U.K. and other countries, including the U.S., and by the possible imposition of trade or other regulatory barriers in the U.K. These possible negative impacts, and others resulting from the U.K.’s actual withdrawal from the EU, may adversely affect our operating results.
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
Our failure to identify new vendors and manufacturers, maintain relationships with a significant number of existing vendors and manufacturers and/or access quality merchandise in a timely and efficient manner could cause us to miss customer delivery dates or delay scheduled promotions, which would result in lost sales or the failure to meet customer expectations and could cause customers to cancel orders or cause us to be unable to source merchandise in sufficient quantities, which could result in lost revenue.
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
We have a substantial amount of indebtedness, which could adversely affect our financial position and prevent us from fulfilling our debt obligations
We have a substantial amount of indebtedness. As of December 31, 2017, we had total debt of $5,215 million, consisting of $3,550 million in senior secured notes, $1,496 million under our senior secured credit facility and $169 million of capital and build to suit lease obligations. We also had an additional $877 million available for borrowing under our senior secured credit facility as of that date (see further details in note 8 to our consolidated financial statements). We may incur significant additional indebtedness in the future.

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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own our corporate headquarters and operations center in West Chester, Pennsylvania, which consist of office space and include executive offices, television studios, showrooms, broadcast facilities and administrative offices for QVC. We also own call centers in San Antonio, Texas; Chesapeake, Virginia; Bochum and Kassel, Germany and Chiba-Shi, Japan. We own distribution centers in Lancaster, Pennsylvania; Suffolk, Virginia; Rocky Mount, North Carolina; Florence, South Carolina; Ontario, California; Chiba, Japan and Hückelhoven, Germany. Additionally, we own multi-functional buildings in Knowsley, United Kingdom; Chiba, Japan and Brugherio, Italy. In Germany we own our administrative offices within the headquarters located in Düsseldorf, Germany which also includes leased television studios and broadcast facilities. To supplement the facilities we own, we also lease various facilities worldwide.
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
See also "Item 1. Business - Liberty relationship and related party transactions" for information related to our dividends to Liberty and note 8 to our consolidated financial statements for our debt issuance descriptions.
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
In the United States ("U.S."), QVC's televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full-time basis, including QVC, QVC2 and Beauty iQ. The Company's U.S. programming is also available on QVC.com, QVC's U.S. website; mobile applications via streaming video; over-the-air broadcasters; and over-the-top content platforms (Roku, Apple TV, Facebook, etc.).
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
QVC's international televised shopping programs, including live and recorded content, are distributed to households outside of the U.S., primarily in Germany, Austria, Japan, the United Kingdom ("U.K."), the Republic of Ireland, Italy and France. In some of the countries where QVC operates, QVC's televised shopping programs are broadcast across multiple QVC channels: QVC Beauty & Style and QVC2 in Germany and QVC Beauty, QVC Extra and QVC Style in the U.K. The programming created for most of these markets is also available via streaming video on QVC's digital platforms. QVC's international business employs product sourcing teams who select products tailored to the interests of each local market.
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the years ended December 31, 2017, 2016 and 2015, QVC-Japan paid dividends to Mitsui of $40 million, $39 million and $36 million, respectively.
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

The Company is an indirect wholly-owned subsidiary of Liberty Interactive Corporation ("Liberty"), which owns interests in a broad range of digital commerce businesses, and is attributed to Liberty's QVC Group. The QVC Group common stock (Nasdaq: QVCA and QVCB) tracks the assets and liabilities of the QVC Group. The QVC Group tracks the Company, zulily, llc ("zulily") and HSN, Inc. ("HSN"), cash and certain liabilities. On April 4, 2017, Liberty entered into an agreement with General Communication, Inc. ("GCI"), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Liberty, whereby Liberty will acquire GCI through a reorganization in which certain assets and liabilities attributed to Liberty’s Ventures Group will be contributed to GCI in exchange for a controlling interest in GCI. Liberty will then effect a tax-free separation of its controlling interest in the combined company. The transactions are expected to be consummated on March 9, 2018, subject to the satisfaction of customary closing conditions. Simultaneous with that closing, the QVC Group common stock will become the only outstanding common stock of Liberty, and thus QVC Group common stock will cease to function as tracking stock and will effectively become regular common stock. In addition, Liberty will be renamed Qurate Retail Group, Inc., with QVC, HSN and zulily as wholly-owned subsidiaries. On December 29, 2017, Liberty completed the acquisition of the remaining 62% ownership interest of HSN in an all-stock transaction. HSN is attributed to the QVC Group. The QVC Group does not represent a separate legal entity; rather, it represents those businesses, assets and liabilities that are attributed to that group. HSN is not included in the results of operations or financial position of QVC presented in the Company's consolidated financial statements.
On October 1, 2015, Liberty acquired all of the outstanding shares of zulily and QVC declared and paid a dividend to Liberty in the amount of $910 million with funds drawn from the Company’s credit facility to support Liberty’s purchase. zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. zulily is attributed to the QVC Group and the Company believes that its business is complementary to the Company. zulily is not part of the results of operations or financial position of QVC presented in the Company's consolidated financial statements. During the year ended December 31, 2017, QVC and zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives, business advisory services and software development. The gross value of these transactions totaled $9 million for the year ended December 31, 2017, $12 million for the year ended December 31, 2016 and less than $1 million for the year ended December 31, 2015, which did not have a material impact on QVC's financial position, results of operations, or liquidity.
On June 23, 2016, QVC amended and restated its senior secured credit facility (the "Third Amended and Restated Credit Agreement") increasing the revolving credit facility from $2.25 billion to $2.65 billion as explained further in note 8 to our consolidated financial statements. The Third Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or zulily. Under the terms of the Third Amended and Restated Credit Agreement, QVC and zulily are jointly and severally liable for all amounts borrowed on the $400 million tranche. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of zulily. As of December 31, 2017, there was $267 million borrowed by zulily on the $400 million tranche of the senior secured credit facility, none of which the Company expects to repay on behalf of zulily.
QVC engages with CommerceHub, Inc. ("CommerceHub") which was an approximately 99% owned subsidiary of Liberty prior to the completion of its spin-off from Liberty in July 2016, to handle communications between QVC and certain of its vendors for drop ship sales and returns. CommerceHub is not part of the results of operations or financial position of QVC presented in our consolidated financial statements. During each of the years ended December 31, 2017, 2016 and 2015, QVC paid CommerceHub for the related services totaling less than $3 million, which did not have a material impact on QVC's financial position, results of operations, or liquidity. On July 22, 2016, Liberty completed the spin-off of CommerceHub. As a result, Liberty and CommerceHub are now separate publicly traded companies.

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
In March 2013, QVC-U.S. launched over-the-air broadcasting in designated U.S. markets that can be accessed by any television household with a digital antenna in such markets, regardless of whether it subscribes to a paid television service. This allows QVC-U.S. to reach new customers who previously did not have access to the program through other television platforms. In August 2013, QVC-U.S. launched an additional channel, QVC2, which is being distributed through cable and satellite systems. The channel allows viewers to have access to a broader range of QVC programming options as well as more relevant programming for viewers in differing time zones. In October 2016, QVC-U.S. launched a third channel, Beauty iQ, which is being distributed through satellite and streaming platforms. The channel and supporting platforms are dedicated to a complete beauty shopping experience for customers.
Internationally, beyond the main QVC channels, QVC-International broadcasts pre-recorded and live shows on additional channels that offer viewers access to a broader range of QVC programming options. These channels include QVC Beauty & Style and QVC2 in Germany and QVC Beauty, QVC Extra and QVC Style in the U.K.
Economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. Global financial markets have recently experienced disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including Japan and Europe, become uncertain or deteriorate , our customers may respond by suspending, delaying or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Such weak economic conditions may also inhibit our expansion into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects.
On June 23, 2016, the U.K. held a referendum in which British citizens approved an exit from the European Union (the "E.U."), commonly referred to as “Brexit.” As a result of the referendum, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the U.K. Pound Sterling as compared to the U.S. dollar. Volatility in exchange rates is expected to continue in the short term as the U.K. negotiates its exit from the E.U. In the longer term, any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results. On March 29, 2017, the U.K. invoked Article 50 of the Treaty of Lisbon, which is the first step of the U.K.’s formal exit from the E.U. This started the two-year window in which the U.K. and the European Commission can negotiate future terms for imports, exports, taxes, employment, immigration and other areas, ending in the exit of the U.K. from the E.U.
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

Results of Operations
QVC's operating results were as follows:

	Years ended December 31,
(in millions)	2017	2016	2015
Net revenue	$8,771	8,682	8,743
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	5,598	5,540	5,528
Operating	601	606	607
Selling, general and administrative, excluding stock-based compensation	675	696	714
Adjusted OIBDA	1,897	1,840	1,894
Stock-based compensation	31	32	31
Depreciation	155	142	134
Amortization	364	463	454
Operating income	1,347	1,203	1,275
Other (expense) income:
Equity in losses of investee	(3)	(6)	(9)
Gains on financial instruments	—	2	—
Interest expense, net	(214)	(210)	(208)
Foreign currency (loss) gain	(6)	38	14
Loss on extinguishment of debt	—	—	(21)
	(223)	(176)	(224)
Income before income taxes	1,124	1,027	1,051
Income tax expense	(152)	(385)	(389)
Net income	972	642	662
Less net income attributable to the noncontrolling interest	(46)	(38)	(34)
Net income attributable to QVC, Inc. stockholder	$926	604	628
Net revenue
Net revenue by segment was as follows:

	Years ended December 31,
(in millions)	2017	2016	2015
QVC-U.S.	$6,140	6,120	6,257
QVC-International	2,631	2,562	2,486
Consolidated QVC	$8,771	8,682	8,743
QVC's consolidated net revenue increased 1.0% and decreased 0.7% for the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior years. The 2017 increase of $89 million in net revenue was primarily comprised of an increase of $405 million due to a 4.2% increase in units sold. This was primarily offset by a 2.3% decrease in average selling price per unit ("ASP") attributing $237 million, $33 million due to unfavorable foreign currency rates, a decrease of $27 million in shipping and handling revenue, a $15 million decrease in miscellaneous income and an increase of $4 million in estimated product returns.
The 2016 decrease of $61 million in net revenue was primarily due to a 3.9% decrease in ASP attributing $393 million and a $17 million decrease in shipping and handling revenue in constant currency. The decrease was offset by a 2.4% increase in units shipped attributing $237 million, a decrease of $105 million in estimated product returns and a $6 million increase primarily related to product sales with zulily.

During the years ended December 31, 2017 and 2016, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected. Our product margins may continue to be under pressure due to the devaluation of foreign currencies and we will attempt to reduce our exposure through pricing and vendor negotiations, as Brexit negotiations progress.
In discussing our operating results, the term "currency exchange rates" refers to the currency exchange rates we use to convert the operating results for all countries where the functional currency is not the U.S. dollar. We calculate the effect of changes in currency exchange rates as the difference between current period activity translated using the prior period's currency exchange rates. Throughout our discussion, we refer to the results of this calculation as the impact of currency exchange rate fluctuations. When we refer to "constant currency operating results", this means operating results without the impact of the currency exchange rate fluctuations. The disclosure of constant currency amounts or results permits investors to understand better QVC’s underlying performance without the effects of currency exchange rate fluctuations.
The percentage change in net revenue for QVC's segments in U.S. Dollars and in constant currency was as follows:

	Year ended December 31, 2017			Year ended December 31, 2016
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QVC-U.S.	0.3%	—%	0.3%	(2.2)%	—%	(2.2)%
QVC-International	2.7%	(1.3)%	4.0%	3.1%	0.1%	3.0%
In 2017, QVC-U.S. net revenue increase was primarily due to a 3.7% increase in units shipped and a decrease in estimated product returns. This increase was offset by a 2.9% decrease in ASP, a $32 million decrease in shipping and handling revenue and a $14 million decrease in miscellaneous income. QVC-U.S. experienced shipped sales growth in all categories except jewelry. The decrease in estimated product returns was primarily due to an overall lower return rate across all product categories except jewelry. The decrease in net shipping and handling revenue was a result of a decrease in shipping and handling revenue per unit from promotional offers. QVC-International net revenue growth in constant currency was primarily due to a 5.0% increase in units shipped, driven by increases in Japan, Germany, France and the U.K. offset by a decrease in units shipped in Italy. There was a $5 million increase in shipping and handling revenue, primarily driven by Japan. This was offset by a decrease of 1.0% in ASP, primarily driven in Japan and Germany offset by increases in Italy and the U.K. and a $20 million increase in estimated product returns, driven by all markets except Japan. QVC-International experienced shipped sales growth in constant currency in all categories except electronics and jewelry.
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
Cost of goods sold (excluding depreciation and amortization)
QVC's cost of goods sold as a percentage of net revenue remained consistent at 63.8% for both the years ended December 31, 2017 and 2016 and was 63.2% for the year ended December 31, 2015. The slight increase in the cost of goods sold percentage in 2016 was primarily due to decreased product margins and increased freight costs in the U.S. associated with the increases in units shipped partially offset by a favorable inventory obsolescence provision in the U.S.
Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses decreased $5 million or 0.8% and decreased $1 million or 0.2% for the years ended December 31, 2017 and 2016, respectively.

The decrease in 2017 was primarily due to favorable exchange rates. The slight decrease in 2016 was primarily due to lower telecommunication expense offset by increased commissions expense. The decrease in telecommunication expense was primarily due to lower phone and network rates in the U.S. The increase in commissions expense was primarily due to increases internationally offset by a decrease in sales in the U.S.
Selling, general and administrative expenses (excluding stock-based compensation) ("SG&A expenses")
QVC's SG&A expenses include personnel, information technology, provision for doubtful accounts, credit card income, production costs and marketing and advertising expenses. Such expenses decreased $21 million, and decreased to 7.7% of net revenue for the year ended December 31, 2017 as compared to the prior year and decreased $18 million, and decreased to 8.0% of net revenue for the year ended December 31, 2016 as compared to the prior year as a result of a variety of factors.
The decrease in 2017 was primarily due to a decrease in bad debt expense of $35 million, a decrease in severance expense of $13 million, $4 million from favorable foreign currency rates and a $6 million increase in credit card income offset by an increase in bonus expense of $33 million and a $4 million increase in marketing expenses. The decrease in bad debt expense was primarily related to lower default rates associated with the Easy-Pay program in the U.S. The increase in credit card income was due to the favorable economics of the QVC-branded credit card ("Q card") portfolio in the U.S. The increase in marketing expenses was primarily due to an increase in the investment made to eMarketing partially offset by discontinuing the naming rights to the Chiba Marine Stadium in Japan.

The decrease in 2016 was primarily related to reduced personnel costs of $63 million and an increase of credit card income of $8 million which was offset by increases in bad debt expense of $25 million, software expense of $13 million, franchise tax expense of $10 million and external services of $8 million. The decrease in personnel costs was primarily due to a decrease in bonuses and benefits in the U.S. and severance. The increase in credit card income was due to the favorable economics and usage of the Q card portfolio in the U.S. The increase in bad debt expense was primarily related to an increase in U.S. Easy-Pay sales penetration and default rates. The increase in software expense was mainly due to an increase in software licensing and software maintenance. The increase in franchise tax expense was mainly due to a favorable franchise tax reserve adjustment related to an audit settlement in 2015 which was not experienced in the year ended December 31, 2016. The increase in external services was primarily due to internal control enhancements and the establishment of a global business service center located in Krakow, Poland.

Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC recorded $31 million, $32 million and $31 million of stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015, respectively.

Depreciation and amortization
Depreciation and amortization consisted of the following:

	Years ended December 31,
(in millions)	2017	2016	2015
Affiliate agreements	$97	146	146
Customer relationships	113	169	170
Acquisition related amortization	210	315	316
Property and equipment	155	142	134
Software amortization	93	100	93
Channel placement amortization and related expenses	61	48	45
Total depreciation and amortization	$519	605	588
For the year ended December 31, 2017, acquisition related amortization expense decreased primarily due to the end of the useful lives of certain affiliate agreements and customer relationships established at the time of Liberty's acquisition of QVC in 2003. This was offset by an increase in channel placement amortization related to the addition of Beauty iQ in the U.S. The increase in depreciation related to the additions at the California distribution center. For the year ended December 31, 2016, depreciation and amortization increased primarily due to expense related to the additions at the California distribution center and new website functionality.
Equity in losses of investee
The losses were associated with our joint venture in China that is accounted for as an equity method investment.
Gains on financial instruments
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. generally accepted accounting principles ("GAAP" or "U.S. GAAP"). Accordingly, changes in the fair value of the swap are reflected in gain on financial instruments in our consolidated statement of operations. At December 31, 2017 and 2016, the fair value of the swap instrument was in a net asset position of approximately $2 million which was included in other noncurrent assets. A 1% change in the one-month U.S. LIBOR rate (floating portion of the interest rate swap) will result in a change in the value of the swap instrument of less than $2 million.
Interest expense, net
For the years ended December 31, 2017 and 2016, consolidated net interest expense, increased $4 million and $2 million, respectively, as compared to the corresponding prior years. The increase in net interest expense in 2017 is due to higher average interest rates compared to the previous year, partially offset by lower average debt balances outstanding under the credit agreement. The slight increase in net interest expense in 2016 is due to higher average debt balances partially offset by the lower interest rates.
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

Income taxes
Our effective tax rate was 13.5%, 37.5% and 37.0% for the years ended December 31, 2017, 2016 and 2015, respectively. The rates have historically differed from the U.S. federal income tax rate of 35% primarily due to state tax expense. The effective tax rate decreased in 2017 mainly due to the impact of the federal tax rate reduction under the Tax Cuts and Jobs Act (“the Act”) which was enacted in December 2017. The decrease in the effective tax rate for the year ended December 31, 2017 reflects the future reduction of the U.S. corporate income tax rate from 35% to 21% under the Act, and resulted in the Company reporting an income tax benefit of $285 million (25% reduction of the effective rate). This benefit resulted from the remeasurement of deferred tax liabilities related to non-current intangible assets that will reverse at the new 21% rate. An entity is required to reflect the effects of changes in tax laws or rates in income from continuing operations in the interim period that includes the enactment date.
The effective tax rate increased during 2016 over 2015 due to a change in Federal tax law relating to foreign exchange gains and losses in connection to foreign branches, which was partially offset by a change in the accounting treatment of share based payments.
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
As of December 31, 2017, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.

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
4.375% Senior Secured Notes due 2023
On March 18, 2013, QVC issued $750 million principal amount of 4.375% Senior Secured Notes due 2023 at an issue price of 99.968%. The net proceeds from the offerings of these notes were used to reduce the outstanding principal of previously outstanding notes and the senior secured credit facility, as well as for general corporate purposes.
4.85% Senior Secured Notes due 2024
On March 18, 2014, QVC issued $600 million principal amount of 4.85% Senior Secured Notes due 2024 at an issue price of 99.927%. The net proceeds from the offerings of these notes were used to repay indebtedness under QVC’s senior secured credit facility and for working capital and other general corporate purposes.
4.45% Senior Secured Notes due 2025
On August 21, 2014, QVC issued $600 million principal amount of 4.45% Senior Secured Notes due 2025 at an issue price of 99.860%. The net proceeds from the offerings of these notes were used for the redemption of previously outstanding notes, for working capital and other general corporate purposes.
5.45% Senior Secured Notes due 2034
On August 21, 2014, QVC issued $400 million principal amount of 5.45% Senior Secured Notes due 2034 at an issue price of 99.784%. The net proceeds from the offerings of these notes were used for the redemption of previously outstanding notes, for working capital and other general corporate purposes.
5.95% Senior Secured Notes due 2043
On March 18, 2013, QVC issued $300 million principal amount of 5.95% Senior Secured Notes due 2043 at an issue price of 99.973%. The net proceeds from the offerings of these notes were used to reduce the principal of previously outstanding notes and the senior secured credit facility, as well as for general corporate purposes.

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
QVC had $877 million available under the terms of the senior secured credit facility at December 31, 2017, including the portion available under the $400 million tranche that zulily may also borrow on. The interest rate on the senior secured credit facility was 3.0% at December 31, 2017.
The purpose of the amendment was to, among other things, extend the maturity of our senior secured credit facility, provide zulily the opportunity to borrow on the senior secured credit facility(see note 1 to our consolidated financial statements) and lower the interest rate on borrowings. The payment and performance of the Borrowers’ obligations under the Third Amended and Restated Credit Agreement are guaranteed by each of QVC’s Material Domestic Subsidiaries (as defined in the Third Amended and Restated Credit Agreement). Further, the borrowings under the Third Amended and Restated Credit Agreement are secured, pari passu with QVC’s existing notes, by a pledge of all of QVC’s equity interests. In addition, the payment and performance of the Borrowers’ obligations with respect to the $400 million tranche available to both QVC and zulily are also guaranteed by zulily and secured by a pledge of all of zulily’s equity interests.
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
Other Debt Related Information
On April 15, 2015, QVC completed the redemption of previously outstanding senior secured notes which resulted in a loss on extinguishment of $21 million. No such transaction occurred in the years ended December 31, 2017 and 2016.
QVC was in compliance with all of its debt covenants at December 31, 2017.
During the year ended December 31, 2017, there were no significant changes to QVC's debt credit ratings.
The weighted average interest rate applicable to all of the outstanding debt (excluding capital and build to suit leases) prior to amortization of bond discounts and related debt issuance costs was 4.2% as of December 31, 2017.
At December 31, 2017 and 2016, outstanding trade letters of credit totaled $16 million and $18 million, respectively.

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
Additional Cash Flow Information
During the year ended December 31, 2017, QVC's primary uses of cash were $2,278 million of principal payments on debt and capital lease obligations, $866 million of dividends to Liberty, $202 million of capital and television distribution rights expenditures, $40 million in dividend payments from QVC-Japan to Mitsui and $16 million of other financing activities. These uses of cash were funded primarily with $2,162 million of principal borrowings from the senior secured credit facility and $1,202 million of cash provided by operating activities. As of December 31, 2017, QVC's cash and cash equivalents balance (excluding restricted cash) was $260 million.
The change in cash provided by operating activities for the year ended December 31, 2017 compared to the previous year was primarily due to an increase in net income partially offset by a decrease in deferred taxes. The decrease in deferred tax liability is mainly due a reduction of the corporate tax rate as part of the Tax Cuts and Jobs Act of 2017. Cash provided by operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
As of December 31, 2017, $204 million of the $260 million in cash and cash equivalents was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 79% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
During the year ended December 31, 2016, QVC's primary uses of cash were $1,733 million of principal payments on debt and capital lease obligations, $703 million of dividends to Liberty, $217 million of capital and television distribution rights expenditures, $39 million in dividend payments from QVC-Japan to Mitsui and $9 million of other financing activities. These uses of cash were funded primarily with $1,505 million of principal borrowings from the senior secured credit facility and $1,178 million of cash provided by operating activities. As of December 31, 2016, QVC's cash and cash equivalents balance (excluding restricted cash) was $284 million.
The change in cash provided by operating activities for the year ended December 31, 2016 compared to the previous year was primarily due to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
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
Other
Capital expenditures spending in 2018 is expected to be between $180 and $230 million.
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
The Company concluded that it was the deemed owner (for accounting purposes only) of the Premises during the construction period under build to suit lease accounting. Building construction began in July of 2015. During the construction period, the Company recorded estimated project construction costs incurred by the landlord as a projects in progress asset and a corresponding long-term liability in "Property and equipment, net" and "Other long-term liabilities," respectively, on its consolidated balance sheet. In addition, the Company paid for normal tenant improvements and certain structural improvements and recorded these amounts as part of the projects in progress asset. Upon completion of construction, the long-term liability was reclassified to debt. The Company incurred construction costs of $89 million during the year ended December 31, 2016. No such cost were incurred for the year ended December 31, 2017.
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
Refer to the chart under the "Off-balance Sheet Arrangements and Aggregate Contractual Obligations" section below for additional information concerning the amount and timing of expected future payments under QVC's contractual obligations at December 31, 2017.
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
Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations at December 31, 2017 is summarized below:

	Payments due by period
(in millions)	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt (1)	$—	400	—	1,496	500	2,650	5,046
Interest payments (2)	214	207	202	177	154	754	1,708
Capital lease obligations (including imputed interest)	15	15	12	12	8	10	72
Operating lease obligations	21	16	13	10	7	73	140
Build to suit lease	5	6	6	6	6	58	87
Purchase obligations and other (3)	$1,609	43	11	3	1	—	1,667
(1) Amounts exclude capital lease obligations and the issue discounts on the 3.125%, 4.375%, 4.85%, 4.45%, 5.45% and 5.95% Senior Secured Notes. Additionally, the presentation assumes there is no amount outstanding on the $140 million commitment under our senior secured credit facility that matures on March 9, 2020.
(2) Amounts (i) are based on the terms of QVC's senior secured credit facility and senior secured notes, (ii) assume the interest rates on the floating rate debt remain constant at the rates in effect as of December 31, 2017, (iii) assume that our existing debt is repaid at maturity and (iv) exclude capital and build to suit lease obligations.
(3) Amounts include open purchase orders for inventory and non-inventory purchases along with other contractual obligations.

Recent Accounting Pronouncements
On May 28, 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued ASU No. 2016-08 which clarifies principal versus agent considerations, in April 2016, the FASB issued ASU No. 2016-10 which clarifies the identification of performance obligations and the implementation guidance for licensing, and in May 2016, the FASB issued ASU No. 2016-12 which clarifies assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The updated guidance also requires additional disclosures regarding the nature, timing and uncertainty of the Company's revenue transactions. The Company will adopt the accounting guidance in the first quarter of 2018 with a cumulative adjustment that will increase retained earnings approximately $14 million using the modified transition method. The Company has completed their review of the applicable ASU and has concluded it will recognize revenue at the time of shipment to its customers consistent with when title passes. This is a change from the current practice whereby the Company recognizes revenue at the time of delivery to the customers and deferred revenue is recorded to account for the shipments in-transit. The Company has also concluded that it will continue to act as principal in certain vendor arrangements and will recognize credit card income for its QVC-branded credit card as part of net revenue. At the current time, the credit card income is included as an offset to selling, general and administrative expenses. In addition, the Company's balance sheet presentation of its sales return reserve will change to present a separate return asset and liability, instead of the net presentation currently used. The Company will also elect the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when its payment terms are less than one year, as well as the practical expedient to exclude from the measurement of the transaction price sales and similar taxes collected from customers.
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
In January 2016, the FASB issued ASU No. 2016-01, Financial Statements - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments with readily determinable fair values (except those accounted for under the equity method of accounting or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2017. The Company plans to adopt this standard during the first quarter of 2018 and does not expect that the adoption will have a material effect on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for the Company beginning on January 1, 2019 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. While the Company is currently evaluating the effect that the updated standard will have on its ongoing financial reporting, it expects that the operating leases listed in note 9 - Leases to the accompanying consolidated financial statements will be recognized as right-of-use assets and operating lease liabilities on the consolidated balance sheets upon adoption of the new standard.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues to reduce the diversity in practice for appropriate classification on the statement of cash flows. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The Company will adopt this ASU beginning January 1, 2018 and does not expect that the adoption will have a material effect on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company plans to adopt this standard during the first quarter of 2018 and does not expect that the adoption will have a material effect on its consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company plans to adopt this standard during the first quarter of 2018 and does not expect that the adoption will have a material effect on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the measurement for impairment by calculating the difference between the carrying amount and the fair value of the reporting unit. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company adopted this standard during the fourth quarter of 2017 and there was no significant effect of the standard on its financial reporting.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity to which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The Company plans to adopt this standard during the first quarter of 2018 and does not expect that the adoption will have a material effect on its consolidated financial statements.
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

QVC utilizes a qualitative assessment for determining whether step one of the goodwill impairment analysis is necessary. The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether an impairment exists. In evaluating goodwill on a qualitative basis, QVC reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of our reporting units. A reporting unit is defined in accounting guidance in accordance with U.S. GAAP as an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company considers whether there were any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges and the legal environments, and how these factors might impact country specific performance in future periods.
For the year ended December 31, 2017, QVC performed only qualitative assessments as it was more likely than not that the carrying values exceeded the fair values for each of the reporting units.
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
There were no goodwill and other intangible asset impairments in the year ended December 31, 2017.
The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 were as follows:

(in millions)	QVC-U.S.	QVC-Germany	QVC-Japan	QVC-U.K.	QVC-Italy	Total
Balance as of December 31, 2015	$4,190	278	251	193	123	5,035
Exchange rate fluctuations	—	(11)	7	(32)	(4)	(40)
Balance as of December 31, 2016	4,190	267	258	161	119	4,995
Exchange rate fluctuations	—	38	11	15	16	80
Balance as of December 31, 2017	$4,190	305	269	176	135	5,075
Retail related adjustments and allowances
QVC records adjustments and allowances for sales returns, inventory obsolescence and uncollectible receivables. Each of these adjustments is estimated based on historical experience. Sales returns are calculated as a percent of sales and are netted against revenue in the consolidated statement of operations. For the years ended December 31, 2017, 2016 and 2015, sales returns represented 18.1%, 18.3% and 19.1% of gross product revenue, respectively. The inventory obsolescence reserve is calculated as a percent of inventory at the end of a reporting period based on, among other factors, the average inventory balance for the preceding twelve months and historical experience with liquidated inventory. The change in the reserve is included in cost of goods sold in the consolidated statements of operations. At December 31, 2017, inventory was $1,019 million, which was net of the obsolescence adjustment of $92 million. At December 31, 2016, inventory was $950 million, which was net of the obsolescence adjustment of $76 million. The allowance for doubtful accounts is calculated as a percent of accounts receivable at the end of a reporting period, and it is based on historical experience, with the change in such allowance being recorded as a provision for doubtful accounts in selling, general and administrative expenses in the consolidated statements of operations. At December 31, 2017, trade accounts receivable were $1,388 million, net of the allowance for doubtful accounts of $91 million. At December 31, 2016, trade accounts receivable were $1,246 million, net of the allowance for doubtful accounts of $97 million. Each of these adjustments requires management judgment. Actual results could differ from management's estimates.

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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at December 31, 2017:

(in millions, except percentages)	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	400	—	—	500	2,650	3,550	3,636
Weighted average interest rate on fixed rate debt	—%	3.1%	—%	—%	5.1%	4.8%	4.7%	N/A
Variable rate debt	$—	—	—	1,496	—	—	1,496	1,496
Average interest rate on variable rate debt	—%	—%	—%	3.0%	—%	—%	3.0%	N/A
(1) Amounts exclude capital and build to suit lease obligations and the issue discounts on the 3.125%, 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes. Additionally, the presentation assumes there is no amount outstanding on the $140 million commitment under our senior secured credit facility that matures on March 9, 2020.
N/A - Not applicable.
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in gain on financial instruments in our consolidated statement of operations. At December 31, 2017 and 2016, the fair value of the swap instrument was in a net asset position of approximately $2 million which was included in other noncurrent assets. A 1% change in the one-month U.S. LIBOR rate (floating portion of the interest rate swap) will result in a change in the value of the swap instrument of less than $2 million.

Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the years ended December 31, 2017, 2016 and 2015 would have been impacted by approximately $5 million, $4 million, and $5 million respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The senior secured credit facility provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of December 31, 2017, 2016 and 2015, no borrowings in foreign currencies were outstanding.
Item 8. Financial Statements and Supplementary Data
The consolidated financial statements of QVC are filed under this Item 8, beginning on page II-20. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Management’s Report on Internal Control Over Financial Reporting
See page II-18 for Management's Report on Internal Control Over Financial Reporting.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2017, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation the Company's management believes that, as of December 31, 2017, its internal control over financial reporting is effective.
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

Report of Independent Registered Public Accounting Firm
To the Stockholder-Director
QVC, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of QVC, Inc. and subsidiaries (the “Company”), a wholly owned subsidiary of Liberty Interactive Corporation, as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2003.
Philadelphia, Pennsylvania
March 1, 2018

QVC, Inc.
Consolidated Balance Sheets
December 31, 2017 and 2016

(in millions, except share amounts)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$260	284
Restricted cash	8	10
Accounts receivable, less allowance for doubtful accounts of $91 at December 31, 2017 and $97 at December 31, 2016	1,388	1,246
Inventories	1,019	950
Prepaid expenses and other current assets	51	46
Total current assets	2,726	2,536
Property and equipment, net of accumulated depreciation of $1,174 at December 31, 2017 and $1,004 at December 31, 2016	1,005	1,031
Television distribution rights, net	78	183
Goodwill	5,075	4,995
Other intangible assets, net	2,605	2,738
Other noncurrent assets	61	62
Total assets	$11,550	11,545
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$17	14
Accounts payable-trade	756	678
Accrued liabilities	872	769
Total current liabilities	1,645	1,461
Long-term portion of debt and capital lease obligations	5,173	5,275
Deferred income taxes	473	778
Other long-term liabilities	117	136
Total liabilities	7,408	7,650
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	6,897	6,851
Accumulated deficit	(2,772)	(2,832)
Accumulated other comprehensive loss	(93)	(224)
Total QVC, Inc. stockholder's equity	4,032	3,795
Noncontrolling interest	110	100
Total equity	4,142	3,895
Total liabilities and equity	$11,550	11,545

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Operations
Years ended December 31, 2017, 2016 and 2015

(in millions)	2017	2016	2015
Net revenue	$8,771	8,682	8,743
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	5,598	5,540	5,528
Operating	601	606	607
Selling, general and administrative, including stock-based compensation	706	728	745
Depreciation	155	142	134
Amortization	364	463	454
	7,424	7,479	7,468
Operating income	1,347	1,203	1,275
Other (expense) income:
Equity in losses of investee	(3)	(6)	(9)
Gains on financial instruments	—	2	—
Interest expense, net	(214)	(210)	(208)
Foreign currency (loss) gain	(6)	38	14
Loss on extinguishment of debt	—	—	(21)
	(223)	(176)	(224)
Income before income taxes	1,124	1,027	1,051
Income tax expense	(152)	(385)	(389)
Net income	972	642	662
Less net income attributable to the noncontrolling interest	(46)	(38)	(34)
Net income attributable to QVC, Inc. stockholder	$926	604	628

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Comprehensive Income
Years ended December 31, 2017, 2016 and 2015

(in millions)	2017	2016	2015
Net income	$972	642	662
Foreign currency translation adjustments, net of tax	135	(83)	(102)
Total comprehensive income	1,107	559	560
Comprehensive income attributable to noncontrolling interest	(50)	(39)	(33)
Comprehensive income attributable to QVC, Inc. stockholder	$1,057	520	527

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Cash Flows
Years ended December 31, 2017, 2016 and 2015

(in millions)	2017	2016	2015
Operating activities:
Net income	$972	642	662
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of investee	3	6	9
Deferred income taxes	(324)	(43)	(90)
Foreign currency loss (gain)	6	(38)	(14)
Depreciation	155	142	134
Amortization	364	463	454
Change in fair value of financial instruments and noncash interest	4	5	7
Loss on extinguishment of debt	—	—	21
Stock-based compensation	31	32	31
Change in other long-term liabilities	(19)	(8)	—
Effects of changes in working capital items	10	(23)	(186)
Net cash provided by operating activities	1,202	1,178	1,028
Investing activities:
Capital expenditures	(152)	(179)	(215)
Expenditures for television distribution rights	(50)	(38)	(72)
Decreases in restricted cash	2	1	—
Changes in other noncurrent assets	(1)	(1)	—
Other investing activities	—	(3)	2
Net cash used in investing activities	(201)	(220)	(285)
Financing activities:
Principal payments of debt and capital lease obligations	(2,278)	(1,733)	(2,177)
Principal borrowings of debt from senior secured credit facility	2,162	1,505	2,974
Payment of debt origination fees	—	(2)	(3)
Payment of bond premium fees	—	—	(18)
Dividends paid to Liberty Interactive Corporation	(866)	(703)	(1,485)
Dividends paid to noncontrolling interest	(40)	(39)	(36)
Other financing activities	(16)	(9)	(15)
Net cash used in financing activities	(1,038)	(981)	(760)
Effect of foreign exchange rate changes on cash and cash equivalents	13	(20)	(3)
Net decrease in cash and cash equivalents	(24)	(43)	(20)
Cash and cash equivalents, beginning of period	284	327	347
Cash and cash equivalents, end of period	$260	284	327
Effects of changes in working capital items:
(Increase) decrease in accounts receivable	$(127)	117	(178)
Increase in inventories	(43)	(38)	(68)
Decrease (increase) in prepaid expenses and other current assets	—	29	(9)
Increase in accounts payable-trade	50	22	27
Increase (decrease) in accrued liabilities and other	130	(153)	42
Effects of changes in working capital items	$10	(23)	(186)
Supplemental cash flow information:
Cash paid for taxes-to Liberty	$363	395	330
Cash paid for taxes-other	81	105	141
Cash paid for interest	211	210	223

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statement of Equity
Years ended December 31, 2017, 2016 and 2015

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2014	1	$—	6,787	(1,805)	(39)	103	5,046
Net income	—	—	—	628	—	34	662
Foreign currency translation adjustments, net of tax	—	—	—	—	(101)	(1)	(102)
Dividends paid to Liberty Interactive Corporation and noncontrolling interest and other	—	—	—	(1,492)	—	(36)	(1,528)
Impact of tax liability allocation and indemnification agreement with Liberty Interactive Corporation	—	—	18	—	—	—	18
Withholding taxes on net share settlements of stock-based compensation	—	—	(9)	—	—	—	(9)
Stock-based compensation	—	—	31	—	—	—	31
Balance, December 31, 2015	1	—	6,827	(2,669)	(140)	100	4,118
Net income	—	—	—	604	—	38	642
Foreign currency translation adjustments, net of tax	—	—	—	—	(84)	1	(83)
Dividends paid to Liberty Interactive Corporation and noncontrolling interest and other	—	—	—	(703)	—	(39)	(742)
Impact of tax liability allocation and indemnification agreement with Liberty Interactive Corporation	—	—	—	(64)	—	—	(64)
Withholding taxes on net share settlements of stock-based compensation	—	—	(8)	—	—	—	(8)
Stock-based compensation	—	—	32	—	—	—	32
Balance, December 31, 2016	1	—	6,851	(2,832)	(224)	100	3,895
Net income	—	—	—	926	—	46	972
Foreign currency translation adjustments, net of tax	—	—	—	—	131	4	135
Dividends paid to Liberty Interactive Corporation and noncontrolling interest and other	—	—	—	(866)	—	(40)	(906)
Impact of tax liability allocation and indemnification agreement with Liberty Interactive Corporation	—	—	31	—	—	—	31
Withholding taxes on net share settlements of stock-based compensation	—	—	(16)	—	—	—	(16)
Stock-based compensation	—	—	31	—	—	—	31
Balance, December 31, 2017	1	$—	6,897	(2,772)	(93)	110	4,142

See accompanying notes to the consolidated financial statements

QVC, Inc.
Notes to Consolidated Financial Statements

(1) Basis of Presentation
QVC, Inc. and its consolidated subsidiaries ("QVC" or the "Company") is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications.
In the United States ("U.S."), QVC's televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full-time basis, including QVC, QVC2 and Beauty iQ. The Company's U.S. programming is also available on QVC.com, QVC's U.S. website; mobile applications via streaming video; over-the-air broadcasters; and over-the-top content platforms (Roku, Apple TV, Facebook, etc.).
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
QVC's international televised shopping programs, including live and recorded content, are distributed to households outside of the U.S., primarily in Germany, Austria, Japan, the United Kingdom ("U.K."), the Republic of Ireland, Italy and France. In some of the countries where QVC operates, QVC's televised shopping programs are broadcast across multiple QVC channels: QVC Beauty & Style and QVC2 in Germany and QVC Beauty, QVC Extra and QVC Style in the U.K. The programming created for most of these markets is also available via streaming video on QVC's digital platforms. QVC's international business employs product sourcing teams who select products tailored to the interests of each local market.
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the years ended December 31, 2017, 2016 and 2015, QVC-Japan paid dividends to Mitsui of $40 million, $39 million and $36 million, respectively.
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
The Company is an indirect wholly-owned subsidiary of Liberty Interactive Corporation ("Liberty"), which owns interests in a broad range of digital commerce businesses, and is attributed to Liberty's QVC Group. The QVC Group common stock (Nasdaq: QVCA and QVCB) tracks the assets and liabilities of the QVC Group. The QVC Group tracks the Company, zulily, llc ("zulily") and HSN, Inc. ("HSN"), cash and certain liabilities. On April 4, 2017, Liberty entered into an agreement with General Communication, Inc. ("GCI"), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Liberty, whereby Liberty will acquire GCI through a reorganization in which certain assets and liabilities attributed to Liberty’s Ventures Group will be contributed to GCI in exchange for a controlling interest in GCI. Liberty will then effect a tax-free separation of its controlling interest in the combined company. The transactions are expected to be consummated on March 9, 2018, subject to the satisfaction of customary closing conditions. Simultaneous with that closing, the QVC Group common stock will become the only outstanding common stock of Liberty, and thus QVC Group common stock will cease to function as tracking stock and will effectively become regular common stock. In addition, Liberty will be renamed Qurate Retail Group, Inc., with QVC, HSN and zulily as wholly-owned subsidiaries. On December 29, 2017, Liberty completed the acquisition of the remaining 62% ownership interest of HSN in an all-stock transaction. HSN is attributed to the QVC Group. The QVC Group does not represent a separate legal entity; rather, it represents those businesses, assets and liabilities that are attributed to that group. HSN is not included in the results of operations or financial position of QVC presented in the Company's consolidated financial statements.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

On October 1, 2015, Liberty acquired all of the outstanding shares of zulily and QVC declared and paid a dividend to Liberty in the amount of $910 million with funds drawn from the Company’s credit facility to support Liberty’s purchase. zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. zulily is attributed to the QVC Group and the Company believes that its business is complementary to the Company. zulily is not part of the results of operations or financial position of QVC presented in these consolidated financial statements.
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
(2) Summary of Significant Accounting Policies
(a) Cash and cash equivalents
All highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents were $42 million and $113 million at December 31, 2017 and 2016, respectively. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair values (Level 1).
(b) Restricted cash
Restricted cash at December 31, 2017 and 2016 primarily includes a cash deposit with a third party trustee that provides financial assurance that the Company will fulfill its obligations in relation to claims under its workers' compensation policy.
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
(d) Inventories
Inventories, consisting primarily of products held for sale, are stated at the lower of cost or net realizable value. Cost is determined by the average cost method, which approximates the first-in, first-out method. Assessments about the realizability of inventory require the Company to make judgments based on currently available information about the likely method of disposition including sales to individual customers, returns to product vendors, liquidations and the estimated recoverable values of each disposition category.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

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
The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 were as follows:

(in millions)	QVC-U.S.	QVC-Germany	QVC-Japan	QVC-U.K.	QVC-Italy	Total
Balance as of December 31, 2015	$4,190	278	251	193	123	5,035
Exchange rate fluctuations	—	(11)	7	(32)	(4)	(40)
Balance as of December 31, 2016	4,190	267	258	161	119	4,995
Exchange rate fluctuations	—	38	11	15	16	80
Balance as of December 31, 2017	$4,190	305	269	176	135	5,075
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
If a step one test is considered necessary based on the qualitative factors, the Company compares the estimated fair value of a reporting unit to its carrying value. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in the Company's valuation analysis are based on management's best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts. Any excess of the carrying value of the goodwill over the fair value is recorded as an impairment charge.
There were no goodwill impairments recorded during the years ended December 31, 2017, 2016 and 2015.
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
The Company's general policy is to allow customers to return merchandise for up to thirty days after the date of shipment. An allowance for returned merchandise is provided at the time revenue is recorded as a percentage of sales based on historical experience. The total reduction in net revenue due to returns for the years ended December 31, 2017, 2016 and 2015 aggregated to $1,811 million, $1,815 million and $1,939 million, respectively.
A summary of activity in the allowance for sales returns, recorded on a net margin basis, was as follows:

(in millions)	Balance beginning of year	Additions- charged to earnings	Deductions	Balance end of year
2017	$93	982	(979)	96
2016	103	1,010	(1,020)	93
2015	109	1,213	(1,219)	103
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
(l) Advertising costs
Advertising costs are expensed as incurred. Advertising costs amounted to $86 million, $84 million and $87 million for the years ended December 31, 2017, 2016 and 2015, respectively. These costs were included in selling, general and administrative expenses in the consolidated statements of operations.
(m) Stock-based compensation
As described in note 10, the Company and Liberty have granted certain stock-based awards to employees of the Company. The Company measures the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(n) Impairment of long-lived assets
The Company reviews long-lived assets, such as property and equipment, internally developed software and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Impairment charges are recognized as an acceleration of depreciation expense or amortization expense in the consolidated statements of operations.
(o) Derivatives
The Company accounts for derivatives and hedging activities in accordance with standards issued by the Financial Accounting Standards Board ("FASB"), which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Fair value is based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. For derivatives designated as hedges, changes in the fair value are either offset against the changes in fair value of the designated hedged item through earnings or recognized in accumulated other comprehensive loss until the hedged item is recognized in earnings.
The Company generally enters into derivative contracts that it intends to designate as a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). For all hedging relationships, the Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in accumulated other comprehensive loss to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash flow hedge is reported in earnings.
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
When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other (expense) income in the consolidated statements of operations.
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
The current investment in CNRS is approximately $40 million classified within other noncurrent assets on the consolidated balance sheet.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(u) Recent accounting pronouncements
On May 28, 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued ASU No. 2016-08 which clarifies principal versus agent considerations, in April 2016, the FASB issued ASU No. 2016-10 which clarifies the identification of performance obligations and the implementation guidance for licensing, and in May 2016, the FASB issued ASU No. 2016-12 which clarifies assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The updated guidance also requires additional disclosures regarding the nature, timing and uncertainty of the Company's revenue transactions. The Company will adopt the accounting guidance in the first quarter of 2018 with a cumulative adjustment that will increase retained earnings approximately $14 million using the modified transition method. The Company has completed their review of the applicable ASU and has concluded it will recognize revenue at the time of shipment to its customers consistent with when title passes. This is a change from the current practice whereby the Company recognizes revenue at the time of delivery to the customers and deferred revenue is recorded to account for the shipments in-transit. The Company has also concluded that it will continue to act as principal in certain vendor arrangements and will recognize credit card income for its QVC-branded credit card as part of net revenue. At the current time, the credit card income is included as an offset to selling, general and administrative expenses. In addition, the Company's balance sheet presentation of its sales return reserve will change to present a separate return asset and liability, instead of the net presentation currently used. The Company will also elect the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component when its payment terms are less than one year, as well as the practical expedient to exclude from the measurement of the transaction price sales and similar taxes collected from customers.
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
In January 2016, the FASB issued ASU No. 2016-01, Financial Statements - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments with readily determinable fair values (except those accounted for under the equity method of accounting or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2017. The Company plans to adopt this standard during the first quarter of 2018 and does not expect that the adoption will have a material effect on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for the Company beginning on January 1, 2019 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. While the Company is currently evaluating the effect that the updated standard will have on its ongoing financial reporting, it expects that the operating leases listed in note 9 - Leases to the accompanying consolidated financial statements will be recognized as right-of-use assets and operating lease liabilities on the consolidated balance sheets upon adoption of the new standard.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues to reduce the diversity in practice for appropriate classification on the statement of cash flows. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The Company will adopt this ASU beginning January 1, 2018 and does not expect that the adoption will have a material effect on its consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company plans to adopt this standard during the first quarter of 2018 and does not expect that the adoption will have a material effect on its consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company plans to adopt this standard during the first quarter of 2018 and does not expect that the adoption will have a material effect on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the measurement for impairment by calculating the difference between the carrying amount and the fair value of the reporting unit. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company adopted this standard during the fourth quarter of 2017 and there was no significant effect of the standard on its financial reporting.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity to which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The Company plans to adopt this standard during the first quarter of 2018 and does not expect that the adoption will have a material effect on its consolidated financial statements.

(v) Reclassifications
Certain prior period amounts have been reclassified to conform with current period presentation. For the year ended December 31, 2016, certain amounts within the deferred tax liability table in note 11 - Income Taxes were reclassified in order to conform with current period presentation.
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
In 2014, QVC-U.S. amended and restated its agreement with a large consumer financial services company (the "Bank") pursuant to which the Bank provides revolving credit directly to QVC's customers for the sole purpose of purchasing merchandise or services with a QVC branded credit card ("Q Card"). The agreement with the Bank was amended and restated in March 2017. The Company receives a portion of the net economics of the credit card program. The Company cannot predict the extent to which customers will use the Q Card, nor the extent that they will make payments on their outstanding balances. The net amount of finance income resulting from credit card operations is included as a reduction of selling, general and administrative expenses and was $105 million, $100 million and $92 million for the years ended December 31, 2017, 2016 and 2015, respectively.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

The Company also accepts major credit cards for its sales. Accounts receivable from major credit cards represents amounts owed to QVC from the credit card clearing houses for amounts billed but not yet collected.
Accounts receivable consisted of the following:

	December 31,
(in millions)	2017	2016
QVC Easy-Pay plan	$1,151	1,054
Major credit cards and customers	263	221
Other receivables	65	68
	1,479	1,343
Less allowance for doubtful accounts	(91)	(97)
Accounts receivable, net	$1,388	1,246
A summary of activity in the allowance for doubtful accounts was as follows (in millions):

(in millions)	Balance beginning of year	Additions- charged to expense	Deductions- write-offs	Balance end of year
2017	$97	72	(78)	91
2016	86	107	(96)	97
2015	91	82	(87)	86
The carrying value of accounts receivable, adjusted for the reserves described above, approximates fair value as of December 31, 2017, 2016 and 2015.
(4) Property and Equipment, Net
Property and equipment consisted of the following:

	December 31,		Estimated useful
(in millions)	2017	2016	life
Land	$85	81	N/A
Buildings and improvements	1,100	1,048	8 - 20 years
Furniture and other equipment	497	447	2 - 8 years
Broadcast equipment	134	135	3 - 5 years
Computer equipment	160	146	2 - 4 years
Transponders and terrestrial transmitter (note 9)	170	150	8 - 15 years
Projects in progress	33	28	N/A
	2,179	2,035
Less: accumulated depreciation	(1,174)	(1,004)
Property and equipment, net	$1,005	1,031
Disposal of assets reduced property and equipment by $40 million and $65 million for the years ended December 31, 2017 and 2016, respectively.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(5) Television Distribution Rights, Net
Television distribution rights consisted of the following:

(in millions)	2017	2016
Television distribution rights	$730	2,279
Less accumulated amortization	(652)	(2,096)
Television distribution rights, net	$78	183
The Company enters into affiliation agreements with television providers for carriage of the Company's shopping service, as well as for certain channel placement. If these television providers were to add additional subscribers to the agreement through acquisition, the Company may be required to make additional payments.
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
Television distribution rights are amortized using the straight-line method over the lives of the individual agreements. The remaining weighted average lives of the television distribution rights was approximately 2.9 years at December 31, 2017. Amortization expense for television distribution rights was $157 million, $193 million and $189 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The decrease in the gross presentation of television distribution rights and the related accumulated amortization at December 31, 2017 is primarily due to the end of the useful lives of television distribution rights in place at the time of Liberty's acquisition of QVC in 2003.
As of December 31, 2017, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

2018	$44
2019	20
2020	9
2021	3
2022	2
In return for carrying QVC's signals, each programming distributor in the U.S. receives an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs and from certain internet sales to customers located in the programming distributors' service areas. In Germany, Japan, the U.K., Italy and France, programming distributors predominately receive an agreed-upon annual fee, a monthly fee per subscriber regardless of the net sales, a variable percentage of net sales or some combination of the above arrangements. The Company recorded expense related to these commissions of $298 million for each of the years ended December 31, 2017 and 2016 and $293 million for the year ended December 31, 2015, which is included as part of operating expenses in the consolidated statements of operations.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(6) Other Intangible Assets, Net
Other intangible assets consisted of the following:

December 31,
	2017			2016			Weighted average remaining life (years)
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$710	(548)	162	646	(466)	180	2.1
Affiliate and customer relationships	2,419	(2,409)	10	2,397	(2,274)	123	2.8
Debt origination fees	8	(3)	5	8	(1)	7	3.4
Trademarks (indefinite life)	2,428	—	2,428	2,428	—	2,428	N/A
	$5,565	(2,960)	2,605	5,479	(2,741)	2,738	2.2
N/A - Not applicable.
Disposal of assets reduced other intangible assets by $20 million and $52 million for the years ended December 31, 2017 and 2016, respectively.
Amortization expense for other intangible assets was $207 million, $270 million and $265 million for the years ended December 31, 2017, 2016 and 2015, respectively.
As of December 31, 2017, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

2018	$93
2019	57
2020	26
2021	1
2022	—
(7) Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
(in millions)	2017	2016
Accounts payable non-trade	$279	215
Income taxes	128	120
Accrued compensation and benefits	119	92
Allowance for sales returns	96	93
Sales and other taxes	71	62
Deferred revenue	58	69
Accrued interest	58	58
Other	63	60
	$872	769

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(8) Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consisted of the following:

	December 31,
(in millions)	2017	2016
3.125% Senior Secured Notes due 2019, net of original issue discount	$399	399
5.125% Senior Secured Notes due 2022	500	500
4.375% Senior Secured Notes due 2023, net of original issue discount	750	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	600
4.45% Senior Secured Notes due 2025, net of original issue discount	599	599
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
Senior secured credit facility	1,496	1,596
Capital lease obligations	68	69
Build to suit lease obligation	101	105
Less debt issuance costs, net	(22)	(28)
Total debt and capital lease obligations	5,190	5,289
Less current portion	(17)	(14)
Long-term portion of debt and capital lease obligations	$5,173	5,275
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
(b) 5.125% Senior Secured Notes due 2022
On July 2, 2012, QVC issued $500 million principal amount of 5.125% Senior Secured Notes due 2022 at par. The net proceeds from the offerings of these notes were used to repay indebtedness under QVC’s senior secured credit facility and for working capital and other general corporate purposes.
(c) 4.375% Senior Secured Notes due 2023
On March 18, 2013, QVC issued $750 million principal amount of 4.375% Senior Secured Notes due 2023 at an issue price of 99.968%. The net proceeds from the offerings of these notes were used to reduce the outstanding principal of previously outstanding notes and the senior secured credit facility, as well as for general corporate purposes.
(d) 4.85% Senior Secured Notes due 2024
On March 18, 2014, QVC issued $600 million principal amount of 4.85% Senior Secured Notes due 2024 at an issue price of 99.927%. The net proceeds from the offerings of these notes were used to repay indebtedness under QVC’s senior secured credit facility and for working capital and other general corporate purposes.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(e) 4.45% Senior Secured Notes due 2025
On August 21, 2014, QVC issued $600 million principal amount of 4.45% Senior Secured Notes due 2025 at an issue price of 99.860%. The net proceeds from the offerings of these notes were used for the redemption of previously outstanding notes, for working capital and other general corporate purposes.
(f) 5.45% Senior Secured Notes due 2034
On August 21, 2014, QVC issued $400 million principal amount of 5.45% Senior Secured Notes due 2034 at an issue price of 99.784%. The net proceeds from the offerings of these notes were used for the redemption of previously outstanding notes, for working capital and other general corporate purposes.
(g) 5.95% Senior Secured Notes due 2043
On March 18, 2013, QVC issued $300 million principal amount of 5.95% Senior Secured Notes due 2043 at an issue price of 99.973%. The net proceeds from the offerings of these notes were used to reduce the principal of previously outstanding notes and the senior secured credit facility, as well as for general corporate purposes.
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
QVC had $877 million available under the terms of the senior secured credit facility at December 31, 2017, including the portion available under the $400 million tranche that zulily may also borrow on. The interest rate on the senior secured credit facility was 3.0% at December 31, 2017.
The purpose of the amendment was to, among other things, extend the maturity of the Company's senior secured credit facility, provide zulily the opportunity to borrow on the senior secured credit facility, and lower the interest rate on borrowings. The payment and performance of the Borrowers’ obligations under the Third Amended and Restated Credit Agreement are guaranteed by each of QVC’s Material Domestic Subsidiaries (as defined in the Third Amended and Restated Credit Agreement). Further, the borrowings under the Third Amended and Restated Credit Agreement are secured, pari passu with QVC’s existing notes, by a pledge of all of QVC’s equity interests. In addition, the payment and performance of the Borrowers’ obligations with respect to the $400 million tranche available to both QVC and zulily are also guaranteed by zulily and secured by a pledge of all of zulily’s equity interests.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

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
Interest Rate Swap Arrangements
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in gain on financial instruments in the accompanying consolidated statements of operations. At December 31, 2017 and 2016, the fair value of the swap instrument was in a net asset position of approximately $2 million which was included in other noncurrent assets.
Other Debt Related Information
On April 15, 2015, QVC completed the redemption of previously outstanding senior secured notes which resulted in a loss on extinguishment of $21 million. No such transaction occurred in the years ended December 31, 2017 and 2016.
QVC was in compliance with all of its debt covenants at December 31, 2017.
During the year ended December 31, 2017, there were no significant changes to QVC's debt credit ratings.
The weighted average interest rate applicable to all of the outstanding debt (excluding capital and build to suit leases) prior to amortization of bond discounts and related debt issuance costs was 4.2% as of December 31, 2017.
At December 31, 2017 and 2016, outstanding trade letters of credit totaled $16 million and $18 million, respectively.
(9) Leases
Future minimum payments under noncancelable operating leases and capital leases with initial terms of one year or more and the lease related to the Company's California distribution center (build to suit lease) at December 31, 2017 consisted of the following:

(in millions)	Capital leases	Operating leases	Build to suit lease
2018	$15	21	5
2019	15	16	6
2020	12	13	6
2021	12	10	6
2022	8	7	6
Thereafter	10	73	58
Total	$72	140	87

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

The Company distributes its television programs, via satellite and optical fiber, to cable television and direct-to-home satellite system operators for retransmission to its subscribers in the U.S., Germany, Japan, the U.K., France and neighboring countries. The Company also transmits its television programs over digital terrestrial broadcast television to viewers throughout Italy, Germany, and the U.K. and to viewers in certain geographic regions in the U.S. In the U.S., the Company uplinks its digital programming transmissions using a third party service. The transmissions are uplinked to protected, non-preemptible transponders on U.S. satellites. "Protected" status means that, in the event of a transponder failure, QVC's signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, QVC's transponders cannot be preempted in favor of a user of a failed transponder, even another user with "protected status." The Company's international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on international satellites and terrestrial transmitters. QVC's transponder service agreements for the Company's U.S. transponders expire at the earlier of the end of the lives of the satellites or the service agreements.
The Company has entered into fourteen separate capital lease agreements with transponder and transmitter network suppliers to transmit its signals in the U.S., Germany and France at an aggregate monthly cost of $1 million. The Company also is party to a capital lease agreement for data processing hardware. Depreciation expense related to the capital leases was $13 million for the year ended December 31, 2017 and $12 million for each of the years ended December 31, 2016 and 2015. Total future minimum capital lease payments of $72 million include $4 million of imputed interest. The transponder service agreements for our U.S. transponders expire between 2018 and 2023. The service agreements for our international transponders and terrestrial transmitters expire between 2019 and 2027.
Expenses for operating leases, principally for data processing equipment, facilities, satellite uplink service agreements and the California distribution center land, amounted to $23 million for the year ended December 31, 2017 and $24 million for each of years ended December 31, 2016 and 2015, respectively.
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
The Company concluded that it was the deemed owner (for accounting purposes only) of the Premises during the construction period under build to suit lease accounting. Building construction began in July of 2015. During the construction period, the Company recorded estimated project construction costs incurred by the landlord as a projects in progress asset and a corresponding long-term liability in "Property and equipment, net" and "Other long-term liabilities," respectively, on its consolidated balance sheet. In addition, the Company paid for normal tenant improvements and certain structural improvements and recorded these amounts as part of the projects in progress asset. Upon completion of construction, the long-term liability was reclassified to debt. The Company incurred construction costs of $89 million during the year ended December 31, 2016. No such cost were incurred for the year ended December 31, 2017. Refer to note 8 for the build to suit lease obligation as of December 31, 2017 and December 31, 2016, related to the California distribution center.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

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
(10) Stock Options and Other Share-Based Payments
Certain QVC employees and officers have received stock options (the "Options") and restricted shares in Series A Liberty Interactive common stock ( “QVCA”) and Series A Liberty Ventures common stock ("LVNTA") in accordance with the Liberty Interactive Corporation 2000 Incentive Plan, as amended from time to time; the Liberty Interactive Corporation 2007 Incentive Plan, as amended from time to time; the Liberty Interactive Corporation 2010 Incentive Plan, as amended from time to time; and the Liberty Interactive Corporation 2012 Incentive Plan, as amended from time to time (collectively, the "Liberty Incentive Plan").
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Liberty Expedia Holdings, Inc. Split-Off
In connection with the split-off of Liberty Expedia Holdings, Inc. (“Expedia Holdings”) from Liberty (the “Expedia Holdings Split-Off”) in November 2016, all outstanding Awards with respect to Liberty Ventures common stock (a “Liberty Ventures Award”) were adjusted pursuant to the anti-dilution provisions of the incentive plans under which the equity awards were granted, such that a holder of a Liberty Ventures Award received:

i.	An adjustment to the exercise price and the number of shares subject to the Liberty Ventures Award (as so adjusted, an Adjusted Liberty Ventures Award) and

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
The adjustments related to the CommerceHub Spin-Off and the Expedia Holdings Split-Off were considered modifications under Accounting Standards Codification ("ASC") 718 - Stock Compensation but did not result in incremental compensation expense.
A summary of the activity of the Liberty Incentive Plan with respect to the QVCA Options granted to QVC employees and officers as of and during the year ended December 31, 2017 is presented below:

	Options	Weighted average exercise price	Aggregate intrinsic value (000s)	Weighted average remaining life (years)
Outstanding at January 1, 2017	12,536,399	$22.80	$16,511	4.2
Granted	3,114,919	23.69
Transferred from zulily (1)	12,860	24.13
Exercised	(2,857,069)	16.74
Forfeited	(954,641)	26.58
Outstanding at December 31, 2017	11,852,468	24.19	19,663	4.5
Exercisable at December 31, 2017	5,424,770	22.74	17,572	3.5
(1) During year ended December 31, 2017, employees were transferred to QVC from zulily and are now employed by QVC. The row represents employees' previous grants prior to being a QVC employee.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of the activity of the Liberty Incentive Plan with respect to the LVNTA Options granted to QVC employees and officers as of and during the year ended December 31, 2017 is presented below:

	Options	Weighted average exercise price	Aggregate intrinsic value (000s)	Weighted average remaining life (years)
Outstanding at January 1, 2017	302,467	$16.69	$6,104	1.2
Granted	—	—
Exercised	(302,467)	16.69
Forfeited	—	—
Outstanding at December 31, 2017	—	—	—	—
Exercisable at December 31, 2017	—	—	—	—
Upon employee exercise of the Options, the exercise price is remitted to Liberty in exchange for the shares. The aggregate intrinsic value of all Options exercised during the years ended December 31, 2017, 2016 and 2015 was $32 million, $28 million and $60 million, respectively.
The weighted average fair value at date of grant of a QVCA Option granted during the years ended December 31, 2017, 2016 and 2015 was $7.86, $7.84 and $11.20, respectively. There were no LVNTA Options granted during the years ended December 31, 2017, 2016 and 2015.
During the years ended December 31, 2017, 2016 and 2015, the fair value of each QVCA Option was determined as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2017	2016	2015
Expected volatility	30.3%	27.4%	39.7%
Expected term (years)	5.9	6.1	5.9
Risk free interest rate	2.1%	1.6%	1.7%
Expected dividend yield	—	—	—
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
During the years ended December 31, 2017, 2016 and 2015, the Company recorded $21 million, $21 million and $24 million, respectively, of stock-based compensation expense related to the Options. As of December 31, 2017, the total unrecognized compensation cost related to unvested Options was approximately $44 million. Such amount will be recognized in the Company's consolidated statement of operations over a weighted average period of approximately 2.7 years.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(b) Restricted stock plan
A summary of the activity of the Liberty Incentive Plan with respect to the QVCA restricted shares granted to QVC employees and officers as of and during the year ended December 31, 2017 is presented below:

	Restricted shares	Weighted average grant date fair value
Outstanding at January 1, 2017	907,826	$26.65
Granted	677,376	22.49
Transferred from zulily (1)	21,630	25.16
Vested	(391,330)	25.98
Forfeited	(127,526)	25.72
Outstanding at December 31, 2017	1,087,976	24.38
(1) During year ended December 31, 2017, employees were transferred to QVC from zulily and are now employed by QVC. The row represents employees' previous grants prior to being a QVC employee.
A summary of the activity of the Liberty Incentive Plan with respect to the LVNTA restricted shares granted to QVC employees and officers as of and during the year ended December 31, 2017 is presented below:

	Restricted shares	Weighted average grant date fair value
Outstanding at January 1, 2017	13,892	$46.57
Granted	—	—
Vested	(9,153)	44.14
Forfeited	(678)	50.01
Outstanding at December 31, 2017	4,061	51.47
During the years ended December 31, 2017, 2016 and 2015, the Company recorded $10 million, $11 million and $7 million, respectively, of stock-based compensation expense related to these shares. As of December 31, 2017, the total unrecognized compensation cost related to unvested restricted shares of common stock was approximately $17 million. Such amount will be recognized in the Company's consolidated statement of operations over a weighted average period of approximately 2.4 years.
Fair value of restricted shares is calculated based on the market price on the day of the granted shares. The weighted average grant date fair value of the QVCA restricted shares granted to QVC employees and officers during the years ended December 31, 2017, 2016 and 2015 was $22.49, $25.86, and $29.22, respectively. There have been no LVNTA restricted shares granted to QVC employees and officers during the years ended December 31, 2017, 2016 and 2015.
The aggregate fair value of all restricted shares of common stock that vested during the years ended December 31, 2017, 2016 and 2015 was $10 million, $8 million and $7 million, respectively.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(11) Income Taxes
On December 22, 2017, new U.S. federal tax legislation, the Tax Cuts and Jobs Act (the “Act”) was enacted. The new legislation was a significant modification of existing U.S. federal tax law and contains a number of provisions which impacted the tax position of the Company in 2017 and will impact the Company’s tax position in future years. These changes include the reduction of the federal corporate tax rate from 35% to 21%, the rules related to a one-time tax on unremitted foreign earnings in 2017, and an increase in the bonus depreciation allowance on certain qualified property. In connection with unremitted foreign earnings, the Company has performed an evaluation of its earnings and profits of its foreign subsidiaries and has determined that deficits in some of the subsidiaries offset the surpluses in others so that no amount is subject to the mandatory repatriation provision of the Act. Entities are required under ASC 740, Accounting for Income Taxes, to record the effect of the change in the period of enactment and to recognize the change as a discrete item in income tax expense from continuing operations.

There are other provisions of the Act which, when they become effective, could impact the Company’s tax expense in future years. These include changes in how foreign earnings are taxed in the U.S., specifically, the participation exemption for certain foreign earnings, the inclusion and related deduction for global intangible low-taxed income (“GILTI”), the limitation on the deduction of net interest expense and other changes. The Company is in the process of analyzing the effects of these provisions and will reflect the impact as they become effective.

Income tax expense (benefit) consisted of the following:

	Years ended December 31,
(in millions)	2017	2016	2015
Current:
U.S. federal	$361	326	384
State and local	28	29	20
Foreign jurisdictions	87	73	75
Total	476	428	479
Deferred:
U.S. federal	(317)	(31)	(86)
State and local	(7)	(8)	3
Foreign jurisdictions	—	(4)	(7)
Total	(324)	(43)	(90)
Total income tax expense	$152	385	389
Pre-tax income was as follows:

	Years ended December 31,
(in millions)	2017	2016	2015
QVC-U.S.	$915	859	909
QVC-International	209	168	142
Consolidated QVC	$1,124	1,027	1,051

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Total income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35% in effect in 2017, as a result of the following:

	Years ended December 31,
	2017	2016	2015
Provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.0%	1.3%	1.4%
Foreign taxes	—%	(0.3)%	0.2%
Foreign earnings repatriation	—%	0.2%	0.2%
Valuation allowance	1.0%	1.0%	0.9%
Permanent differences	(2.1)%	(0.6)%	(0.2)%
Impact of Tax Cuts and Jobs Act	(25.4)%	—%	—%
Investment in subsidiary	3.9%	—%	—%
Impact of foreign currency tax regulation	0.4%	1.0%	—%
Other, net	(0.3)%	(0.1)%	(0.5)%
Total income tax expense	13.5%	37.5%	37%
The Company has remeasured its deferred tax assets and liabilities to reflect the reduced federal income tax rate of 21% which became effective on January 1, 2018. As a result of the remeasurement, the Company recorded an income tax benefit of $284.6 million through operations. This non-cash tax benefit is primarily attributed to the remeasurement at the new lower federal tax rate of deferred tax liabilities related to non-current intangible assets.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
(in millions)	2017	2016
Deferred tax assets:
Accounts receivable, principally due to the allowance for doubtful accounts and related reserves for the uncollectible accounts	$21	38
Inventories, principally due to obsolescence reserves and additional costs of inventories for tax purposes pursuant to the Tax Reform Act of 1986	25	36
Allowance for sales returns	24	36
Deferred revenue	29	41
Deferred compensation	20	30
Unrecognized federal and state tax benefits	11	23
Net operating loss carryforwards	33	22
Accrued liabilities	30	38
Other	—	6
Subtotal	193	270
Valuation allowance	(33)	(22)
Total deferred tax assets	160	248
Deferred tax liabilities:
Depreciation and amortization	(584)	(1,009)
Cumulative translation of foreign currencies	(17)	(13)
Investment in subsidiary	(28)	(4)
Other	(4)	—
Total deferred tax liabilities	(633)	(1,026)
Net deferred tax liability	$(473)	(778)
In the above table, valuation allowances exist due to the uncertainty of whether or not the benefit of certain net operating losses will ultimately be utilized for income tax purposes.
The Company adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718); Improvements to Employee Share-Based Payment Accounting, in the third quarter of 2016. In accordance with this guidance, excess tax benefits and tax deficiencies are recognized as income tax benefit or expense rather than as additional paid-in capital. The recognition of excess tax benefits and deficiencies are applied prospectively from January 1, 2016. Pursuant to the adoption of ASU No. 2016-09, the Company recognized a tax benefit reflected in income tax of $9 million and $7 million for 2017 and 2016, respectively. The amount of the tax benefit for 2015 reflected in additional paid-in capital is reported in the consolidated statement of equity.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

The Company is party to a Tax Liability Allocation and Indemnification Agreement (the "Tax Agreement") with Liberty. The Tax Agreement establishes the methodology for the calculation and payment of income taxes in connection with the consolidation of the Company with Liberty for income tax purposes. Generally, the Tax Agreement provides that the Company will pay Liberty an amount equal to the tax liability, if any, that it would have if it were to file as a consolidated group separate and apart from Liberty, with exceptions for the treatment and timing of certain items, including but not limited to deferred intercompany transactions, credits, and net operating and capital losses. To the extent that the separate company tax expense is different from the payment terms of the Tax Agreement, the difference is recorded as either a dividend or capital contribution. These differences are related primarily to foreign tax credits recognized by QVC that are creditable under the Tax Agreement when and if utilized in Liberty’s consolidated tax return. The differences recorded during the years ended December 31, 2017 and 2015, were $31 million and $18 million, respectively, in capital contributions and related primarily to foreign tax credit carryovers being utilized in Liberty's consolidated tax return in excess of those recognized by QVC during the respective tax years. The differences recorded during the year ended December 31, 2016 was a $64 million dividend and related primarily to foreign tax credits recognized by QVC and not utilized in Liberty’s tax return during the tax year. The amounts of the tax-related balance due to Liberty at December 31, 2017 and 2016 were $60 million and $75 million, respectively, and are included in accrued liabilities in the consolidated balance sheets.
A reconciliation of the 2017 beginning and ending amount of the liability for unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2017	$55
Increases related to prior year tax positions	1
Decreases related to prior year tax positions	(8)
Decreases related to settlements with taxing authorities	(4)
Increases related to current year tax positions	6
Balance at December 31, 2017	$50
Included in the balance of unrecognized tax benefits at December 31, 2017 are potential benefits of $39 million (net of an $11 million federal tax effect) that, if recognized, would affect the effective rate on income from continuing operations.
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other(expense) income in the consolidated statements of operations. The Company did not have a material amount of interest accrued related to unrecognized tax benefits or tax penalties.
The Company has tax positions for which the amount of related unrecognized tax benefits could change during 2018. These consist of nonfederal tax issues. The amount of unrecognized tax benefits related to these issues could have a net decrease of $1 million in 2018 as a result of potential settlements, lapsing of statute of limitations and revisions of settlement estimates.
The Company participates in a consolidated federal return filing with Liberty. As of December 31, 2017, the Company's tax years through 2013 are closed for federal income tax purposes, and the IRS has completed its examination of the Company's 2014, 2015 and 2016 tax years. The Company's 2017 tax year is being examined currently as part of the Liberty consolidated return under the IRS's Compliance Assurance Process program. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of December 31, 2017, certain of the Company’s subsidiaries were under examination in Germany for 2012 through 2014. As of December 31, 2017, the Company, or one of its subsidiaries was under examination in the states of California, Delaware, New York and Pennsylvania. No material assessments have resulted from these audits as of that date.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Network and information systems, including the Internet and telecommunication systems, third party delivery services and other technologies are critical to QVC's business activities. Substantially all of QVC's customer orders, fulfillment and delivery services are dependent upon the use of network and information systems, including the use of third party telecommunication and delivery service providers. If information systems including the Internet or telecommunication services are disrupted, or if the third party delivery services experience a disruption in their transportation delivery services, the Company could face a significant disruption in fulfilling QVC's customer orders and shipment of QVC's products. The Company has active disaster recovery programs in place to help mitigate risks associated with these critical business activities.
(13) Related Party Transactions
On October 1, 2015, Liberty acquired all of the outstanding shares of zulily. zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day. zulily is attributed to the QVC Group and the Company believes that zulily's business is complementary to the Company. zulily is not part of the results of operations or financial position of QVC presented in these consolidated financial statements. During the years ended December 31, 2017, 2016 and 2015, QVC and zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives, business advisory services and software development. The gross value of these transactions totaled $9 million for the year ended December 31, 2017, $12 million for the year ended December 31, 2016 and less than $1 million for the year ended December 31, 2015, which did not have a material impact on QVC's financial position, results of operations, or liquidity.
Additionally, on June 23, 2016, QVC amended and restated its senior secured credit facility by entering into the Third Amended and Restated Credit Agreement adding a tranche that allows joint borrowing capacity for either QVC or zulily and increasing the revolving credit facility from $2.25 billion to $2.65 billion as explained further in note 8. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of zulily. As of December 31, 2017, there was $267 million borrowed by zulily on the $400 million tranche of the senior secured credit facility, none of which the Company expects to repay on behalf of zulily. In addition, zulily had $10 million outstanding in standby letters of credit as of December 31, 2017.
On December 29, 2017, Liberty completed the acquisition of the remaining 62% ownership interest of HSN in an all-stock transaction. HSN is an interactive multi-channel retailer that markets and sells a wide range of third party and proprietary merchandise directly to consumers through various platforms. HSN is attributed to the QVC Group and is not part of the results of operations or financial position of QVC presented in these consolidated financial statements. QVC and HSN are beginning to engage in transactions relating to sales, sourcing of merchandise, marketing initiatives, business advisory services and software development. There were no material transactions for the year ended December 31, 2017.
QVC engages with CommerceHub, which was an approximately 99% owned subsidiary of Liberty prior to the completion of its spin-off from Liberty in July 2016, to handle communications between QVC and certain of its vendors for drop ship sales and returns. CommerceHub is not part of the results of operations or financial position of QVC presented in these consolidated financial statements. During each of the years ended December 31, 2017, 2016 and 2015, QVC paid CommerceHub for the related services totaling less than $3 million, which did not have a material impact on QVC's financial position, results of operations, or liquidity. On July 22, 2016, Liberty completed the CommerceHub Spin-Off. As a result, Liberty and CommerceHub are now separate publicly traded companies.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at December 31, 2017 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$42	42	—	—
Non-current assets:
Interest rate swap arrangements (note 8)	2	—	2	—
Long-term liabilities:
Debt (note 8)	5,132	—	5,132	—

		Fair value measurements at December 31, 2016 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$113	113	—	—
Non-current assets:
Interest rate swap arrangements (note 8)	2	—	2	—
Long-term liabilities:
Debt (note 8)	5,092	—	5,092	—
The Company's Level 2 financial liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in U.S. GAAP. Accordingly, the financial instruments are reported in the foregoing tables as Level 2 fair value instruments.
QVC entered into a 500 million Euro basis swap as a hedge of a net investment in a foreign subsidiary during the fourth quarter of 2015 and the underlying derivative matured on March 15, 2016. The purpose of this hedge was to protect QVC's investment in the foreign subsidiary against the variability of the U.S. Dollar and Euro exchange rate. The Company entered into a similar hedge of the same net investment in a foreign subsidiary effective March 15, 2016 which subsequently matured on September 15, 2016. Effective September 15, 2016, the Company entered into a foreign exchange forward contract with the same purpose as the previous hedges. The forward contract entailed QVC's sale of 500 million Euro at a forward rate which matured on December 19, 2016. The gain is recognized in other comprehensive income.
(15) Information about QVC's Operating Segments and Geographical Data
During the year ended December 31, 2015, QVC began reporting its results based on two operating segments: QVC-U.S. and QVC-International, as a result of the One Q Reorganization Plan ("One Q"). The One Q organizational structure is intended to allow the Company to better leverage its global scale and capabilities, to enhance its competitive position and to create operational efficiencies. Beginning in the first quarter of 2016, QVC began allocating certain additional corporate costs for management reporting purposes, which were historically included in its QVC-U.S. segment, to the QVC-International segment. These management cost allocations are related to certain functions such as merchandising, commerce platforms, information technology, human resources, legal, finance, brand and communications, corporate development and administration that support all of QVC’s operations. For the years ended December 31, 2017 and 2016, these costs totaled approximately $36 million and $31 million, respectively. No adjustments were made relating to these costs for the year ended December 31, 2015.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

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
Performance measures

	Years ended December 31,
	2017		2016		2015
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QVC-U.S.	$6,140	1,446	6,120	1,435	6,257	1,467
QVC-International	2,631	451	2,562	405	2,486	427
Consolidated QVC	$8,771	1,897	8,682	1,840	8,743	1,894
Net revenue amounts by product category are not available from QVC's general purpose financial statements.
Other information

	Years ended December 31,
	2017		2016		2015
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QVC-U.S.	$93	330	78	414	63	404
QVC-International	62	34	64	49	71	50
Consolidated QVC	$155	364	142	463	134	454

	Years ended December 31,
	2017		2016
(in millions)	Total assets	Capital expenditures	Total assets	Capital expenditures
QVC-U.S.	$9,429	116	9,595	152
QVC-International	2,121	36	1,950	27
Consolidated QVC	$11,550	152	11,545	179

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Property and equipment, net of accumulated depreciation, by segment were as follows:

	December 31,
(in millions)	2017	2016
QVC-U.S.	$559	594
QVC-International	446	437
Consolidated QVC	$1,005	1,031
The following table provides a reconciliation of Adjusted OIBDA to income before income taxes:

	Years ended December 31,
(in millions)	2017	2016	2015
Adjusted OIBDA	$1,897	1,840	1,894
Stock-based compensation	(31)	(32)	(31)
Depreciation and amortization	(519)	(605)	(588)
Equity in losses of investee	(3)	(6)	(9)
Gains on financial instruments	—	2	—
Interest expense, net	(214)	(210)	(208)
Foreign currency (loss) gain	(6)	38	14
Loss on extinguishment of debt	—	—	(21)
Income before income taxes	$1,124	1,027	1,051
The following table summarizes net revenues based on revenues generated by subsidiaries located within the identified geographic area:

	Years ended December 31,
(in millions)	2017	2016	2015
United States	$6,140	6,120	6,257
Japan	934	897	808
Germany	899	865	837
United Kingdom	640	654	718
Other countries	158	146	123
Consolidated QVC	$8,771	8,682	8,743
The following table summarizes property and equipment, net of accumulated depreciation, based on physical location:

	December 31,
(in millions)	2017	2016
United States	$559	594
Germany	164	153
Japan	143	145
United Kingdom	84	83
Other countries	55	56
Consolidated QVC	$1,005	1,031

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(16) Other Comprehensive (Loss) Income
The change in the component of accumulated other comprehensive loss, net of taxes ("AOCL"), is summarized as follows:

(in millions)	Foreign currency translation adjustments	AOCL
Balance at January 1, 2015	$(39)	(39)
Other comprehensive loss attributable to QVC, Inc. stockholder	(101)	(101)
Balance at December 31, 2015	(140)	(140)
Other comprehensive loss attributable to QVC, Inc. stockholder	(84)	(84)
Balance at December 31, 2016	(224)	(224)
Other comprehensive income attributable to QVC, Inc. stockholder	131	131
Balance at December 31, 2017	$(93)	(93)
The component of other comprehensive income is reflected in QVC's consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive income:

(in millions)	Before-tax amount	Tax benefit (expense)	Net-of-tax amount
Year ended December 31, 2017:
Foreign currency translation adjustments	$156	(21)	135
Other comprehensive income	156	(21)	135

Year ended December 31, 2016:
Foreign currency translation adjustments	$(96)	13	(83)
Other comprehensive loss	(96)	13	(83)

Year ended December 31, 2015:
Foreign currency translation adjustments	$(119)	17	(102)
Other comprehensive loss	(119)	17	(102)
(17) Employee Benefit Plans
In certain countries, QVC sponsors defined contribution plans, which provide employees an opportunity to make contributions to a trust for investment in a variety of securities. Generally, the Company makes matching contributions to the plans based on a percentage of the amount contributed by employees. The Company's cash contributions to the plans were $18 million, $23 million and $24 million for the years ended December 31, 2017, 2016 and 2015, respectively.
(18) Subsequent Event
Subsequent to December 31, 2017, QVC declared dividends to Liberty in the amount of $233 million, of which $183 million were paid as of March 1, 2018.
As of March 1, 2018, zulily had $283 million outstanding on the shared tranche within the Third Amended and Restated Credit Agreement.

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
With One Q, beginning in 2016, as mentioned in note 15, QVC began allocating certain additional corporate costs for management reporting purposes, which were historically included in its QVC-U.S segment, to the QVC-International segment.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Consolidating Balance Sheets

December 31, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$2	33	225	—	260
Restricted cash	5	—	3	—	8
Accounts receivable, net	1,076	—	312	—	1,388
Inventories	758	—	261	—	1,019
Prepaid expenses and other current assets	28	—	23	—	51
Total current assets	1,869	33	824	—	2,726
Property and equipment, net	295	60	650	—	1,005
Television distribution rights, net	—	78	—	—	78
Goodwill	4,190	—	885	—	5,075
Other intangible assets, net	539	2,048	18	—	2,605
Other noncurrent assets	14	—	47	—	61
Investments in subsidiaries	3,579	1,626	—	(5,205)	—
Total assets	$10,486	3,845	2,424	(5,205)	11,550
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$3	—	14	—	17
Accounts payable-trade	455	—	301	—	756
Accrued liabilities	366	227	279	—	872
Intercompany accounts payable (receivable)	453	(1,513)	1,060	—	—
Total current liabilities	1,277	(1,286)	1,654	—	1,645
Long-term portion of debt and capital lease obligations	5,033	—	140	—	5,173
Deferred income taxes	52	468	(47)	—	473
Other long-term liabilities	92	—	25	—	117
Total liabilities	6,454	(818)	1,772	—	7,408
Equity:
QVC, Inc. stockholder's equity	4,032	4,663	542	(5,205)	4,032
Noncontrolling interest	—	—	110	—	110
Total equity	4,032	4,663	652	(5,205)	4,142
Total liabilities and equity	$10,486	3,845	2,424	(5,205)	11,550

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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Consolidating Statements of Operations

Year ended December 31, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$6,298	1,000	2,848	(1,375)	8,771
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	3,877	157	1,744	(180)	5,598
Operating	433	265	277	(374)	601
Selling, general and administrative, including stock-based compensation	1,097	2	428	(821)	706
Depreciation	67	7	81	—	155
Amortization	187	142	35	—	364
	5,661	573	2,565	(1,375)	7,424
Operating income	637	427	283	—	1,347
Other (expense) income:
Equity in losses of investee	—	—	(3)	—	(3)
Interest (expense) income, net	(215)	1	—	—	(214)
Foreign currency (loss) gain	(5)	1	(2)	—	(6)
Intercompany interest (expense) income	(12)	96	(84)	—	—
	(232)	98	(89)	—	(223)
Income before income taxes	405	525	194	—	1,124
Income tax (expense) benefit	(129)	80	(103)	—	(152)
Equity in earnings of subsidiaries, net of tax	696	47	—	(743)	—
Net income	972	652	91	(743)	972
Less net income attributable to the noncontrolling interest	(46)	—	(46)	46	(46)
Net income attributable to QVC, Inc. stockholder	$926	652	45	(697)	926

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Consolidating Statements of Operations

Year ended December 31, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$6,179	1,001	2,787	(1,285)	8,682
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	3,855	169	1,726	(210)	5,540
Operating	414	258	274	(340)	606
Selling, general and administrative, including stock-based compensation	1,116	1	346	(735)	728
Depreciation	57	7	78	—	142
Amortization	245	168	50	—	463
	5,687	603	2,474	(1,285)	7,479
Operating income	492	398	313	—	1,203
Other (expense) income:
Equity in losses of investee	—	—	(6)	—	(6)
Gain on financial instruments	2	—	—	—	2
Interest (expense) income, net	(211)	—	1	—	(210)
Foreign currency gain	17	—	21	—	38
Intercompany interest (expense) income	(2)	1	1	—	—
	(194)	1	17	—	(176)
Income before income taxes	298	399	330	—	1,027
Income tax expense	(114)	(156)	(115)	—	(385)
Equity in earnings of subsidiaries, net of tax	458	189	—	(647)	—
Net income	642	432	215	(647)	642
Less net income attributable to the noncontrolling interest	(38)	—	(38)	38	(38)
Net income attributable to QVC, Inc. stockholder	$604	432	177	(609)	604

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Consolidating Statements of Operations

Year ended December 31, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$6,416	962	2,717	(1,352)	8,743
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	4,018	109	1,624	(223)	5,528
Operating	338	265	293	(289)	607
Selling, general and administrative, including stock-based compensation	1,180	1	404	(840)	745
Depreciation	43	8	83	—	134
Amortization	233	163	58	—	454
	5,812	546	2,462	(1,352)	7,468
Operating income	604	416	255	—	1,275
Other (expense) income:
Equity in losses of investee	—	—	(9)	—	(9)
Interest expense, net	(205)	—	(3)	—	(208)
Foreign currency gain (loss)	15	(1)	—	—	14
Loss on extinguishment of debt	(21)	—	—	—	(21)
Intercompany interest (expense) income	(7)	(51)	58	—	—
	(218)	(52)	46	—	(224)
Income before income taxes	386	364	301	—	1,051
Income tax expense	(136)	(153)	(100)	—	(389)
Equity in earnings of subsidiaries, net of tax	412	262	—	(674)	—
Net income	662	473	201	(674)	662
Less net income attributable to the noncontrolling interest	(34)	—	(34)	34	(34)
Net income attributable to QVC, Inc. stockholder	$628	473	167	(640)	628

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Consolidating Statements of Comprehensive Income

Year ended December 31, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$972	652	91	(743)	972
Foreign currency translation adjustments, net of tax	135	—	135	(135)	135
Total comprehensive income	1,107	652	226	(878)	1,107
Comprehensive income attributable to noncontrolling interest	(50)	—	(50)	50	(50)
Comprehensive income attributable to QVC, Inc. stockholder	$1,057	652	176	(828)	1,057

Consolidating Statements of Comprehensive Income

Year ended December 31, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$642	432	215	(647)	642
Foreign currency translation adjustments, net of tax	(83)	—	(83)	83	(83)
Total comprehensive income	559	432	132	(564)	559
Comprehensive income attributable to noncontrolling interest	(39)	—	(39)	39	(39)
Comprehensive income attributable to QVC, Inc. stockholder	$520	432	93	(525)	520

Consolidating Statements of Comprehensive Income

Year ended December 31, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$662	473	201	(674)	662
Foreign currency translation adjustments, net of tax	(102)	—	(102)	102	(102)
Total comprehensive income	560	473	99	(572)	560
Comprehensive income attributable to noncontrolling interest	(33)	—	(33)	33	(33)
Comprehensive income attributable to QVC, Inc. stockholder	$527	473	66	(539)	527

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Consolidating Statements of Cash Flows

Year ended December 31, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$641	507	54	—	1,202
Investing activities:
Capital expenditures	(103)	(4)	(45)	—	(152)
Expenditures for television distribution rights	—	(50)	—	—	(50)
Decrease (increase) in restricted cash	3	—	(1)	—	2
Changes in other noncurrent assets	(1)	—	—	—	(1)
Intercompany investing activities	545	(1,507)	—	962	—
Net cash provided by (used in) investing activities	444	(1,561)	(46)	962	(201)
Financing activities:
Principal payments of debt and capital lease obligations	(2,268)	—	(10)	—	(2,278)
Principal borrowings of debt from senior secured credit facility	2,162	—	—	—	2,162
Dividends paid to Liberty Interactive Corporation	(866)	—	—	—	(866)
Dividends paid to noncontrolling interest	—	—	(40)	—	(40)
Other financing activities	(16)	—	—	—	(16)
Net short-term intercompany debt (repayments) borrowings	(170)	(1,267)	1,437	—	—
Other intercompany financing activities	73	2,257	(1,368)	(962)	—
Net cash (used in) provided by financing activities	(1,085)	990	19	(962)	(1,038)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	13	—	13
Net (decrease) increase in cash and cash equivalents	—	(64)	40	—	(24)
Cash and cash equivalents, beginning of period	2	97	185	—	284
Cash and cash equivalents, end of period	$2	33	225	—	260

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Consolidating Statements of Cash Flows

Year ended December 31, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$555	408	215	—	1,178
Investing activities:
Capital expenditures	(141)	(2)	(36)	—	(179)
Expenditures for television distribution rights	—	(38)	—	—	(38)
Decrease in restricted cash	1	—	—	—	1
Other investing activities	(12)	—	9	—	(3)
Changes in other noncurrent assets	(2)	—	1	—	(1)
Intercompany investing activities	452	131	—	(583)	—
Net cash provided by (used in) investing activities	298	91	(26)	(583)	(220)
Financing activities:
Principal payments of debt and capital lease obligations	(1,727)	—	(6)	—	(1,733)
Principal borrowings of debt from senior secured credit facility	1,505	—	—	—	1,505
Payment of debt origination fees	(2)	—	—	—	(2)
Dividends paid to Liberty	(703)	—	—	—	(703)
Dividends paid to noncontrolling interest	—	—	(39)	—	(39)
Other financing activities	(9)	—	—	—	(9)
Net short-term intercompany debt borrowings (repayments)	61	(1,517)	1,456	—	—
Other intercompany financing activities	24	1,003	(1,610)	583	—
Net cash used in financing activities	(851)	(514)	(199)	583	(981)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(20)	—	(20)
Net increase (decrease) in cash and cash equivalents	2	(15)	(30)	—	(43)
Cash and cash equivalents, beginning of period	—	112	215	—	327
Cash and cash equivalents, end of period	$2	97	185	—	284

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Consolidating Statements of Cash Flows

Year ended December 31, 2015
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$274	314	440	—	1,028
Investing activities:
Capital expenditures	(154)	(9)	(52)	—	(215)
Expenditures for television distribution rights	—	(68)	(4)	—	(72)
Decrease (increase) in restricted cash	1	—	(1)	—	—
Other investing activities	2	—	—	—	2
Changes in other noncurrent assets	12	—	(12)	—	—
Intercompany investing activities	525	413	—	(938)	—
Net cash provided by (used in) investing activities	386	336	(69)	(938)	(285)
Financing activities:
Principal payments of debt and capital lease obligations	(2,170)	—	(7)	—	(2,177)
Principal borrowings of debt from senior secured credit facility	2,974	—	—	—	2,974
Payment of debt origination fees	(3)	—	—	—	(3)
Payment of bond premium fees	(18)	—	—	—	(18)
Dividends paid to Liberty	(1,485)	—	—	—	(1,485)
Dividends paid to noncontrolling interest	—	—	(36)	—	(36)
Other financing activities	(15)	—	—	—	(15)
Net short-term intercompany debt (repayments) borrowings	(822)	2,192	(1,370)	—	—
Other intercompany financing activities	877	(2,853)	1,038	938	—
Net cash used in financing activities	(662)	(661)	(375)	938	(760)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Net decrease in cash and cash equivalents	(2)	(11)	(7)	—	(20)
Cash and cash equivalents, beginning of period	2	123	222	—	347
Cash and cash equivalents, end of period	$—	112	215	—	327

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(20) Quarterly Financial Information (Unaudited)

	Year ended December 31, 2017
(in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net revenue	$1,965	1,979	2,010	2,817
Operating income	$271	306	274	496
Net income	$135	151	166	520
Net income attributable to QVC, Inc. stockholder	$124	141	154	507

	Year ended December 31, 2016
(in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net revenue	$2,013	2,063	1,948	2,658
Operating income	$261	307	231	404
Net income	$133	168	116	225
Net income attributable to QVC, Inc. stockholder	$125	157	107	215

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
Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
Audit Fees and All Other Fees
The following table presents fees for professional audit services rendered by KPMG LLP and its international affiliates for the audit of QVC's consolidated financial statements for 2017 and 2016 and fees billed for other services rendered by KPMG LLP:

	Year ended December 31,
	2017	2016
Audit fees (1)	$4,534,252	$4,905,487
Audit related fees (2)	6,589	6,481
Audit and audit related fees	4,540,841	4,911,968
Tax fees (3)	51,128	11,727
Total fees	$4,591,969	$4,923,695
(1) Audit fees include fees for the audit and quarterly reviews of QVC's 2017 and 2016 consolidated financial statements, statutory audits, and reviews of registration statements and issuance of consents.
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

III-1

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
All services provided by QVC's independent auditor during 2017 were approved in accordance with the terms of the policy.

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

4.2	Indenture dated as of July 2, 2012 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the 2012 S-4).
4.3
Indenture dated as of March 18, 2013 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 333-184501) as filed on May 9, 2013).

4.4
Form of Indenture dated as of March 18, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-195586) as filed on April 30, 2014).

4.5
Indenture dated as of August 21, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-199254) as filed on October 10, 2014).

4.6
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

4.7
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
QVC, Inc.

Date: March 1, 2018	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: March 1, 2018	By:/s/ THADDEUS J. JASTRZEBSKI
Thaddeus J. Jastrzebski
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: March 1, 2018	By:/s/ MARK D. CARLETON
Mark D. Carleton
Chief Financial Officer of Liberty Interactive, LLC, as the sole member of Liberty QVC Holding, LLC, as Stockholder-Director of QVC, Inc.

Date: March 1, 2018	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: March 1, 2018	By:/s/ THADDEUS J. JASTRZEBSKI
Thaddeus J. Jastrzebski
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

IV-4