Form 10-Q
period 2018-03-31
QVC INC
filed 2018-05-10
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

None of the voting stock of the registrant is held by a non-affiliate of the registrant. There is no publicly traded market for any class of voting stock of the registrant. There is one holder of record of our equity, Liberty QVC Holding, LLC, an indirect wholly-owned subsidiary of Qurate Retail, Inc.

QVC, Inc.
2018 QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(in millions, except share amounts)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$348	260
Restricted cash	8	8
Accounts receivable, less allowance for doubtful accounts of $87 at March 31, 2018 and $91 at December 31, 2017	1,042	1,388
Inventories	1,073	1,019
Prepaid expenses and other current assets	134	51
Total current assets	2,605	2,726
Property and equipment, net of accumulated depreciation of $1,235 at March 31, 2018 and $1,174 at December 31, 2017	1,024	1,005
Television distribution rights, net	82	78
Goodwill	5,109	5,075
Other intangible assets, net	2,597	2,605
Other noncurrent assets	67	61
Total assets	$11,484	11,550
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$18	17
Accounts payable-trade	664	756
Accrued liabilities	789	872
Total current liabilities	1,471	1,645
Long-term portion of debt and capital lease obligations	5,098	5,173
Deferred income taxes	480	473
Other long-term liabilities	118	117
Total liabilities	7,167	7,408
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	7,039	6,897
Accumulated deficit	(2,797)	(2,772)
Accumulated other comprehensive loss	(30)	(93)
Total QVC, Inc. stockholder's equity	4,212	4,032
Noncontrolling interest	105	110
Total equity	4,317	4,142
Total liabilities and equity	$11,484	11,550

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
(in millions)	2018	2017
Net revenue	$2,093	1,965
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,320	1,243
Operating	145	137
Selling, general and administrative, including transaction related costs and stock-based compensation	208	157
Depreciation	38	41
Amortization	39	116
	1,750	1,694
Operating income	343	271
Other (expense) income:
Equity in income (losses) of investee	1	(2)
Interest expense, net	(57)	(55)
Foreign currency loss	(1)	(2)
	(57)	(59)
Income before income taxes	286	212
Income tax expense	(79)	(77)
Net income	207	135
Less net income attributable to the noncontrolling interest	(11)	(11)
Net income attributable to QVC, Inc. stockholder	$196	124

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
(in millions)	2018	2017
Net income	$207	135
Foreign currency translation adjustments, net of tax	70	27
Total comprehensive income	277	162
Comprehensive income attributable to noncontrolling interest	(18)	(17)
Comprehensive income attributable to QVC, Inc. stockholder	$259	145

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
(in millions)	2018	2017
Operating activities:
Net income	$207	135
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (income) losses of investee	(1)	2
Deferred income taxes	6	(22)
Foreign currency loss	1	2
Depreciation	38	41
Amortization	39	116
Change in fair value of financial instruments and noncash interest	2	2
Stock-based compensation	9	6
Change in other long-term liabilities	1	(1)
Effects of changes in working capital items	47	176
Net cash provided by operating activities	349	457
Investing activities:
Capital expenditures	(36)	(17)
Expenditures for television distribution rights	(20)	(1)
Changes in other noncurrent assets	—	(3)
Net cash used in investing activities	(56)	(21)
Financing activities:
Principal payments of debt and capital lease obligations	(967)	(650)
Principal borrowings of debt from senior secured credit facility	872	454
Capital contribution received from Qurate Retail, Inc.	140	—
Dividends paid to Qurate Retail, Inc.	(233)	(183)
Dividends paid to noncontrolling interest	(23)	(22)
Other financing activities	(7)	(4)
Net cash used in financing activities	(218)	(405)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	13	9
Net increase in cash, cash equivalents and restricted cash	88	40
Cash, cash equivalents and restricted cash, beginning of period	268	294
Cash, cash equivalents and restricted cash, end of period	$356	334
Effects of changes in working capital items:
Decrease in accounts receivable	$352	333
Increase in inventories	(67)	(66)
Increase in prepaid expenses and other current assets	(88)	(11)
Decrease in accounts payable-trade	(101)	(62)
Decrease in accrued liabilities and other	(49)	(18)
Effects of changes in working capital items	$47	176

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statement of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2017	1	$—	6,897	(2,772)	(93)	110	4,142
Prior period adjustments due to adoption of new accounting pronouncements	—	—	—	13	—	—	13
Net income	—	—	—	196	—	11	207
Foreign currency translation adjustments, net of tax	—	—	—	—	63	7	70
Capital contribution received from Qurate Retail, Inc.	—	—	140	—	—	—	140
Dividends paid to Qurate Retail, Inc. and noncontrolling interest and other	—	—	—	(233)	—	(23)	(256)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(1)	—	—	(1)
Withholding taxes on net share settlements of stock-based compensation	—	—	(7)	—	—	—	(7)
Stock-based compensation	—	—	9	—	—	—	9
Balance, March 31, 2018	1	$—	7,039	(2,797)	(30)	105	4,317

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
QVC's international televised shopping programs, including live and recorded content, are distributed to households outside of the U.S., primarily in Germany, Austria, Japan, the United Kingdom ("U.K."), the Republic of Ireland, Italy and France. In some of the countries where QVC operates, QVC's televised shopping programs are broadcast across multiple QVC channels: QVC Beauty & Style and QVC2 in Germany and QVC Beauty, QVC Extra, QVC Style in the U.K. The programming created for most of these markets is also available via streaming video on QVC's digital platforms. QVC's international business employs product sourcing teams who select products tailored to the interests of each local market.
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the three months ended March 31, 2018 and 2017, QVC-Japan paid dividends to Mitsui of $23 million and $22 million, respectively.
The Company also has a joint venture with CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR''). The Company owns a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS operates a retail business in China through a shopping television channel with an associated website. This joint venture is accounted for as an equity method investment recorded as equity in income (losses) of investee in the condensed consolidated statements of operations.
The Company is an indirect wholly-owned subsidiary of Qurate Retail, Inc. ("Qurate Retail") (formerly Liberty Interactive Corporation) (Nasdaq: QTREA and QRTEB), which owns interests in a broad range of digital commerce businesses, including Qurate Retail's other wholly-owned subsidiaries HSN, Inc. ("HSN") and zulily, llc ("zulily"), as well as other minority investments. QVC is part of the Qurate Retail Group, formerly QVC Group, a portfolio of brands including QVC, HSN, zulily and the Cornerstone brands. On March 9, 2018, Qurate Retail, GCI Liberty, Inc. ("GCI Liberty") (formerly General Communication, Inc.), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Qurate Retail completed the previously announced transactions whereby Qurate Retail acquired GCI Liberty through a reorganization in which certain assets and liabilities attributed to Qurate Retail’s Ventures Group were contributed to GCI Liberty in exchange for a controlling interest in GCI Liberty. Qurate Retail then effected a tax-free separation of its controlling interest in the combined company. Qurate Retail's QVC Group common stock became the only outstanding common stock of Qurate Retail.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

On October 1, 2015, Qurate Retail acquired all of the outstanding shares of zulily (now known as zulily, llc). zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. The Company believes that its business is complementary to the Company. zulily is not part of the results of operations or financial position of QVC presented in these condensed consolidated financial statements. During each of the three months ended March 31, 2018 and 2017, QVC and zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. The gross value of these transactions totaled $3 million and $2 million for the three months ended March 31, 2018 and 2017, respectively, which did not have a material impact on QVC's financial position, results of operations, or liquidity.
On June 23, 2016, QVC amended and restated its senior secured credit facility (the "Third Amended and Restated Credit Agreement") increasing the revolving credit facility from $2.25 billion to $2.65 billion as explained further in note 6. The Third Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or zulily. Under the terms of the Third Amended and Restated Credit Agreement, QVC and zulily are jointly and severally liable for all amounts borrowed on the $400 million tranche. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of zulily. As of March 31, 2018, there were no loans outstanding by zulily on the $400 million tranche of the Third Amended and Restated Credit Agreement.
On December 29, 2017, Qurate Retail completed the acquisition of the remaining 62% ownership interest of HSN in an all-stock transaction. HSN is not included in the results of operations or financial position of QVC presented in the Company's condensed consolidated financial statements. During the three months ended March 31, 2018, QVC and HSN engaged in transactions relating to personnel, sales, sourcing of merchandise, marketing initiatives, business advisory services, and software development. The gross value of these transactions totaled $5 million, which did not have a material impact on QVC's financial position, results of operations, or liquidity.
The condensed consolidated financial statements include the accounts of QVC, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.
The accompanying (a) condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in QVC's Annual Report on Form 10-K for the year ended December 31, 2017.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates include, but are not limited to, sales returns, uncollectible receivables, inventory obsolescence, medical and other benefit related costs, depreciable lives of fixed assets, internally-developed software, valuation of acquired intangible assets and goodwill, income taxes and stock‑based compensation.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Adoption of new accounting pronouncements
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued ASU No. 2016-08 which clarifies principal versus agent considerations, in April 2016, the FASB issued ASU No. 2016-10 which clarifies the identification of performance obligations and the implementation guidance for licensing, and in May 2016, the FASB issued ASU No. 2016-12 which clarifies assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. On January 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“ASC 606”) to all contracts using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as a $14 million adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption of the new revenue standard to have a material impact to its net income on an ongoing basis. Refer to the table below for the adoption of this guidance.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company has adopted this guidance on January 1, 2018 and there was no significant effect of the standard on its condensed consolidated financial statements.
The cumulative effect of the changes due to the adoption of ASC 606 and ASU No. 2016-16 were as follows:

(in millions)	Balance at December 31, 2017	Adjustments Due to ASC 606	Adjustments Due to ASU 2016-16	Balance at January 1, 2018
Assets:
Inventories	$1,019	$(22)	$—	$997
Prepaid expenses and other current assets	51	—	(1)	50

Liabilities:
Accrued liabilities	872	(36)	—	836

Equity:
Accumulated deficit	(2,772)	14	(1)	(2,759)

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

In accordance with the new revenue standard requirements, the impact of adoption on our condensed consolidated statement of operations was as follows:

Statement of Operations	Three months ended March 31, 2018
(in millions)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Increase/(Decrease)
Net revenue	$2,093	$2,044	$49

Costs and expenses:
Cost of goods sold	1,320	1,310	10
Operating	145	144	1
Selling, general and administrative, including transaction related costs and stock-based compensation	208	182	26

Income tax expense	(79)	(76)	3

Net income	207	198	9

The effect of changes of adoption is primarily due to the timing of revenue recognition and the classification of income for its QVC-branded credit card ("Q-Card Income"). For the three months ended March 31, 2018, revenue is recognized at the time of shipment to the Company's customers consistent with when control passes and Q-Card Income is recognized in revenue. For the three months ended March 31, 2017, revenue was recognized at the time of delivery to the customers and deferred revenue, as well as related expenses, were recorded to account for the shipments in-transit. In addition, Q-Card Income was recognized as an offset to selling, general and administrative expenses. The Company also recognized a separate $74 million asset (included in prepaid expenses and other current assets) related to the expected return of inventory and a $159 million liability (included in accrued liabilities) relating to its sales return reserve at March 31, 2018, instead of the net presentation of the liability that was reported at December 31, 2017 and March 31, 2017.

In January 2016, the FASB issued ASU No. 2016-01, Financial Statements - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments with readily determinable fair values (except those accounted for under the equity method of accounting or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2017. The Company has adopted this guidance during the first quarter of 2018, and there was no significant effect of the standard on its financial reporting.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues to reduce the diversity in practice for appropriate classification on the statement of cash flows. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The Company has adopted this guidance during the first quarter of 2018 and there was no significant effect of the standard on its condensed consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company has adopted this guidance during the first quarter of 2018, and has reclassified prior period balances in cash and cash equivalents within the condensed consolidated statements of cash flows in order to conform with current period presentation.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity to which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The Company has adopted this guidance during the first quarter of 2018 and there was no significant effect of the standard on its condensed consolidated financial statements.

Accounting pronouncements issued but not yet adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for the Company beginning on January 1, 2019 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. While the Company is currently evaluating the effect that the updated standard will have on its ongoing financial reporting, it expects that the operating leases listed in note 7 - Leases will be recognized as right-of-use assets and operating lease liabilities on the consolidated balance sheets upon adoption of the new standard.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), which addresses the effect of the change in the U.S. federal corporate tax rate due to the enactment of the December 22, 2017 Tax Cuts and Jobs Act (the "Tax Act") on items within accumulated other comprehensive income (loss). The guidance will be effective for the Company in the first quarter of 2019 with early adoption permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.
(2) Television Distribution Rights, Net
Television distribution rights consisted of the following:

(in millions)	March 31, 2018	December 31, 2017
Television distribution rights	$763	730
Less accumulated amortization	(681)	(652)
Television distribution rights, net	$82	78
The Company recorded amortization expense of $16 million and $50 million for the three months ended March 31, 2018 and 2017, respectively, related to television distribution rights. The decrease in amortization expense for the three months ended March 31, 2018 is primarily due to the end of affiliation agreement terms for contracts in place at the time of Qurate Retail's acquisition of QVC in 2003.
As of March 31, 2018, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2018	$35
2019	26
2020	14
2021	4
2022	3

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(3) Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2018 were as follows:

(in millions)	QVC-U.S.	QVC-Germany	QVC-Japan	QVC-U.K.	QVC-Italy	Total
Balance as of December 31, 2017	$4,190	305	269	176	135	5,075
Exchange rate fluctuations	—	7	15	8	4	34
Balance as of March 31, 2018	$4,190	312	284	184	139	5,109
(4) Other Intangible Assets, Net
Other intangible assets consisted of the following:

	March 31, 2018			December 31, 2017
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$727	(571)	156	710	(548)	162
Affiliate and customer relationships	2,424	(2,416)	8	2,419	(2,409)	10
Debt origination fees	8	(3)	5	8	(3)	5
Trademarks (indefinite life)	2,428	—	2,428	2,428	—	2,428
	$5,587	(2,990)	2,597	5,565	(2,960)	2,605
The Company recorded amortization expense of $23 million and $66 million for the three months ended March 31, 2018 and 2017, respectively, related to other intangible assets. The decrease in amortization expense for the three months ended March 31, 2018 is primarily due to the end of affiliation agreement terms for contracts in place at the time of Qurate Retail's acquisition of QVC in 2003.
As of March 31, 2018, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2018	$71
2019	62
2020	32
2021	4
2022	—
(5) Accrued Liabilities
Accrued liabilities consisted of the following:

(in millions)	March 31, 2018	December 31, 2017
Accounts payable non-trade	$209	279
Allowance for sales returns	159	96
Income taxes	158	128
Accrued compensation and benefits	105	119
Sales and other taxes	45	71
Accrued interest	38	58
Deferred revenue	14	58
Other	61	63
	$789	872

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(6) Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consisted of the following:

(in millions)	March 31, 2018	December 31, 2017
3.125% Senior Secured Notes due 2019, net of original issue discount	$399	399
5.125% Senior Secured Notes due 2022	500	500
4.375% Senior Secured Notes due 2023, net of original issue discount	750	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	600
4.45% Senior Secured Notes due 2025, net of original issue discount	599	599
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
Senior secured credit facility	1,405	1,496
Capital lease obligations	85	68
Build to suit lease obligation	100	101
Less debt issuance costs, net	(21)	(22)
Total debt and capital lease obligations	5,116	5,190
Less current portion	(18)	(17)
Long-term portion of debt and capital lease obligations	$5,098	5,173
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and certain of its subsidiaries and have equal priority to the senior secured credit facility. The interest on all of QVC's senior secured notes is payable semi-annually.
Senior Secured Credit Facility
On June 23, 2016, QVC entered into the Third Amended and Restated Credit Agreement with zulily as borrowers (collectively, the “Borrowers”) which is a multi-currency facility that provides for a $2.65 billion revolving credit facility with a $300 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Third Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by the Company or zulily with an additional $50 million sub-limit for standby letters of credit (see note 1). The remaining $2.25 billion and any incremental loans may be borrowed only by the Company. Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.75% depending on the Borrowers’ combined ratio of Consolidated Total Debt to Consolidated EBITDA (the “Combined Consolidated Leverage Ratio”). Borrowings that are London Interbank Offered Rate ("LIBOR") loans will bear interest at a per annum rate equal to the applicable LIBOR rate plus a margin that varies between 1.25% and 1.75% depending on the Borrowers’ Combined Consolidated Leverage Ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if zulily ceases to be controlled by Qurate Retail, all of its loans must be repaid and its letters of credit cash collateralized. The facility matures on June 23, 2021, except that $140 million of the $2.25 billion commitment available to QVC matures on March 9, 2020. Any amounts prepaid on the revolving facility may be reborrowed. Payment of loans may be accelerated following certain customary events of default.
QVC had $1,235 million available under the terms of the Third Amended and Restated Credit Agreement at March 31, 2018, including the portion available under the $400 million tranche that zulily may also borrow on. The interest rate on the Third Amended and Restated Credit Agreement was 3.2% at March 31, 2018.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

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
Interest Rate Swap Arrangements
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in gain on financial instruments in the accompanying condensed consolidated statements of operations. At March 31, 2018, the fair value of the swap instrument was in a net asset position of approximately $2 million which was included in other noncurrent assets.
Other Debt Related Information
QVC was in compliance with all of its debt covenants at March 31, 2018.
During the quarter, there were no significant changes to QVC's debt credit ratings.
The weighted average interest rate applicable to all of the outstanding debt (excluding capital and build to suit leases) prior to amortization of bond discounts and related debt issuance costs was 4.3% as of March 31, 2018.
(7) Leases
Future minimum payments under noncancelable operating leases and capital leases with initial terms of one year or more and the lease related to the Company's California distribution center (build to suit lease) at March 31, 2018 consisted of the following:

(in millions)	Capital leases	Operating leases	Build to suit lease
Remainder of 2018	$12	16	3
2019	16	17	6
2020	12	14	6
2021	12	11	6
2022	10	9	6
Thereafter	31	71	58
Total	$93	138	85

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The Company has entered into fifteen separate capital lease agreements with transponder and transmitter network suppliers to transmit its signals in the U.S., Germany and France at an aggregate monthly cost of $1 million. The Company is also party to a capital lease agreement for data processing hardware. Depreciation expense related to the capital leases was $4 million and $3 million for the three months ended March 31, 2018 and 2017, respectively. Total future minimum capital lease payments of $93 million include $8 million of imputed interest. The transponder service agreements for our U.S. transponders expire between 2018 and 2023. The transponder and transmitter network service agreements for our international transponders expire between 2019 and 2027.
Expenses for operating leases, principally for data processing equipment, facilities, satellite uplink service agreements and the California distribution center land, amounted to $6 million for each of the three months ended March 31, 2018 and 2017.
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

(8) Revenue

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended March 31, 2018
(in millions)	QVC-U.S.	QVC-International	Total
Home	$499	260	759
Apparel	280	119	399
Beauty	239	144	383
Accessories	186	67	253
Jewelry	95	55	150
Electronics	87	26	113
Other revenue	31	5	36
Total net revenue	$1,417	676	2,093

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Consumer Product Revenue and Other Revenue

QVC's revenue includes sales of consumer products in the following categories; home, apparel, beauty, accessories, electronics and jewelry, which are primarily sold through live merchandise-focused televised shopping programs and via our websites and other interactive media.

Other revenue consists primarily of income generated from our QVC-branded credit card ("Q-Card") in which a large consumer financial services company provides revolving credit directly to QVC's customers for the sole purpose of purchasing merchandise or services with a Q-Card. In return, the Company receives a portion of the net economics of the credit card program.

Revenue Recognition

For the three months ended March 31, 2018, revenue is recognized when obligations with our customer are satisfied; generally this occurs at the time of shipment to our customers consistent with when control of the shipped product passes. The recognized revenue reflects the consideration we expect to receive in exchange for transferring goods, net of allowances for returns.

The Company generally recognizes revenue related to the Q-Card over time as the Q-Card is used by QVC's customers.

Sales, value add, use and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.

The Company has elected to treat shipping and handling activities that occur after the customer obtains control of the goods as a fulfillment cost and not as a promised good or service. Accordingly, the Company accrues the related shipping costs and recognizes revenue upon delivery of the goods to the shipping carrier. In electing this accounting policy, all shipping and handling activities will be treated as fulfillment costs.

The Company generally has payment terms with its customers of one year or less and has elected the practical expedient applicable to such contracts not to consider the time value of money.

Significant Judgments

Our products are generally sold with a right of return for up to 30 days after the date of shipment and we may provide other credits or incentives, which are accounted for as variable consideration when estimating the amount of revenue to recognize. Returns and credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available. The Company has determined that it is generally the Principal in vendor arrangements as the Company can establish control over the goods prior to shipment. Accordingly, the Company records revenue for these arrangements on a gross basis.

(9) Income Taxes
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

For the three months ended March 31, 2018, the Company recorded a tax provision of $79 million, which represented an effective tax rate of 27.6%. For the three months ended March 31, 2017, the Company recorded a tax provision of $77 million, which represented an effective tax rate of 36.3%. The Tax Act, enacted in 2017, made broad and complex changes to the U.S. tax code which included a lowering of the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, changes in how foreign earnings are taxed in the U.S., the limitation on the deduction of net interest expense and other changes. The reduction to the 2018 effective tax rate is a result of these and other changes from the Tax Act. The 2018 rate differs from the U.S. federal income tax rate of 21% due primarily to state and foreign tax expenses. The 2017 rate differs from the U.S. federal income tax rate of 35% due primarily to state tax expense.
QVC is party to ongoing discussions with the Internal Revenue Service under the Compliance Assurance Process audit program. The Company files Federal tax returns on a consolidated basis with its parent company, Qurate Retail. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of March 31, 2018, certain of the Company's subsidiaries were under examination in Germany for 2012 through 2014. In addition, as of March 31, 2018, the Company, or one of its subsidiaries, was also under examination in California, New York and Pennsylvania.
The Company is a party to a Tax Liability Allocation and Indemnification Agreement (the “Tax Agreement”) with Qurate Retail. The Tax Agreement establishes the methodology for the calculation and payment of income taxes in connection with the consolidation of the Company with Qurate Retail for income tax purposes. Generally, the Tax Agreement provides that the Company will pay Qurate Retail an amount equal to the tax liability, if any, that it would have if it were to file as a consolidated group separate and apart from Qurate Retail, with exceptions for the treatment and timing of certain items, including but not limited to deferred intercompany transactions, credits, and net operating and capital losses. To the extent that the separate company tax expense is different from the payment terms of the Tax Agreement, the difference is recorded as either a dividend or capital contribution.
The amounts of the tax-related balances due to Qurate Retail at March 31, 2018 and December 31, 2017 were $109 million and $60 million, respectively, and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.
(10) Commitments and Contingencies
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
(11) Financial Instruments and Fair Value Measurements
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at March 31, 2018 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$129	129	—	—
Noncurrent assets:
Interest rate swap arrangements	2	—	2	—
Long-term liabilities:
Debt (note 6)	4,974	—	4,974	—

		Fair value measurements at December 31, 2017 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$42	42	—	—
Noncurrent assets:
Interest rate swap arrangements	2	—	2	—
Long-term liabilities:
Debt (note 6)	5,132	—	5,132	—
The majority of the Company's Level 2 financial liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets," as defined in U.S. GAAP. Accordingly, the financial instruments are reported in the foregoing tables as Level 2 fair value instruments.
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in gain on financial instruments in the accompanying condensed consolidated statements of operations. At March 31, 2018, the fair value of the swap instrument was in a net asset position of approximately $2 million which was included in other noncurrent assets.
(12) Information about QVC's Operating Segments
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as net revenue, Adjusted OIBDA, gross margin, average sales price per unit, number of units shipped and revenue or sales per subscriber equivalent. The Company defines Adjusted OIBDA as revenue less cost of goods sold, operating expenses, and selling, general and administrative expenses (excluding restructuring, integration and advisory fees incurred by QVC as a result of the acquisition of HSN by Qurate Retail on December 29, 2017 ("transaction related costs") and stock-based compensation). The Company believes this measure is an important indicator of the operational strength and performance of its segments, including the ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking among the Company's businesses and identify strategies to improve performance. This measure of performance excludes depreciation, amortization, stock-based compensation and transaction related costs that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.
Performance measures

	Three months ended March 31,
	2018		2017
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QVC-U.S.	$1,417	326	1,370	336
QVC-International	676	107	595	98
Consolidated QVC	$2,093	433	1,965	434
Other information

	Three months ended March 31,
	2018		2017
(in millions)	Depreciation	Amortization	Depreciation	Amortization
QVC-U.S.	$23	36	24	105
QVC-International	15	3	17	11
Consolidated QVC	$38	39	41	116

	March 31, 2018		December 31, 2017
(in millions)	Total assets	Capital expenditures	Total assets	Capital expenditures
QVC-U.S.	$9,253	21	9,429	116
QVC-International	2,231	15	2,121	36
Consolidated QVC	$11,484	36	11,550	152
Property and equipment, net of accumulated depreciation, by segment were as follows:

(in millions)	March 31, 2018	December 31, 2017
QVC-U.S.	$543	559
QVC-International	481	446
Consolidated QVC	$1,024	1,005

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The following table provides a reconciliation of Adjusted OIBDA to income before income taxes:

	Three months ended March 31,
(in millions)	2018	2017
Adjusted OIBDA	$433	434
Transaction related costs	(4)	—
Stock-based compensation	(9)	(6)
Depreciation and amortization	(77)	(157)
Equity in income (losses) of investee	1	(2)
Interest expense, net	(57)	(55)
Foreign currency loss	(1)	(2)
Income before income taxes	$286	212
(13) Other Comprehensive Income
The change in the component of accumulated other comprehensive loss, net of taxes ("AOCL"), is summarized as follows:

(in millions)	Foreign currency translation adjustments	AOCL
Balance at January 1, 2018	$(93)	(93)
Other comprehensive income attributable to QVC, Inc. stockholder	63	63
Balance at March 31, 2018	(30)	(30)

Balance at January 1, 2017	$(224)	(224)
Other comprehensive income attributable to QVC, Inc. stockholder	21	21
Balance at March 31, 2017	(203)	(203)
The component of other comprehensive income is reflected in QVC's condensed consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive income:

(in millions)	Before-tax amount	Tax expense	Net-of-tax amount
Three months ended March 31, 2018
Foreign currency translation adjustments	$71	(1)	70
Other comprehensive income	71	(1)	70

Three months ended March 31, 2017
Foreign currency translation adjustments	$47	(20)	27
Other comprehensive income	47	(20)	27
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Balance Sheets

March 31, 2018
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$10	97	241	—	348
Restricted cash	5	—	3	—	8
Accounts receivable, net	761	—	281	—	1,042
Inventories	769	—	304	—	1,073
Prepaid expenses and other current assets	84	—	50	—	134
Total current assets	1,629	97	879	—	2,605
Property and equipment, net	284	58	682	—	1,024
Television distribution rights, net	—	81	1	—	82
Goodwill	4,190	—	919	—	5,109
Other intangible assets, net	532	2,048	17	—	2,597
Other noncurrent assets	15	—	52	—	67
Investments in subsidiaries	3,694	1,772	—	(5,466)	—
Total assets	$10,344	4,056	2,550	(5,466)	11,484
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$4	—	14	—	18
Accounts payable-trade	381	—	283	—	664
Accrued liabilities	223	260	306	—	789
Intercompany accounts payable (receivable)	434	(1,499)	1,065	—	—
Total current liabilities	1,042	(1,239)	1,668	—	1,471
Long-term portion of debt and capital lease obligations	4,942	—	156	—	5,098
Deferred income taxes	58	470	(48)	—	480
Other long-term liabilities	90	—	28	—	118
Total liabilities	6,132	(769)	1,804	—	7,167
Equity:
QVC, Inc. stockholder's equity	4,212	4,825	641	(5,466)	4,212
Noncontrolling interest	—	—	105	—	105
Total equity	4,212	4,825	746	(5,466)	4,317
Total liabilities and equity	$10,344	4,056	2,550	(5,466)	11,484

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Three months ended March 31, 2018
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,455	223	728	(313)	2,093
Operating costs and expenses
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	878	35	447	(40)	1,320
Operating	102	58	74	(89)	145
Selling, general and administrative, including transaction related costs and stock-based compensation	279	—	113	(184)	208
Depreciation	16	3	19	—	38
Amortization	20	16	3	—	39
	1,295	112	656	(313)	1,750
Operating income	160	111	72	—	343
Other (expense) income:
Equity in income of investee	—	—	1	—	1
Interest expense, net	(57)	—	—	—	(57)
Foreign currency loss	(4)	—	3	—	(1)
Intercompany interest (expense) income	(7)	38	(31)	—	—
	(68)	38	(27)	—	(57)
Income before income taxes	92	149	45	—	286
Income tax expense	(22)	(34)	(23)	—	(79)
Equity in earnings of subsidiaries, net of tax	137	25	—	(162)	—
Net income	207	140	22	(162)	207
Less net income attributable to the noncontrolling interest	(11)	—	(11)	11	(11)
Net income attributable to QVC, Inc. stockholder	$196	140	11	(151)	196

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Three months ended March 31, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,404	225	644	(308)	1,965
Operating costs and expenses
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	855	37	391	(40)	1,243
Operating	100	58	68	(89)	137
Selling, general and administrative, including transaction related costs and stock-based compensation	242	—	94	(179)	157
Depreciation	17	2	22	—	41
Amortization	60	45	11	—	116
	1,274	142	586	(308)	1,694
Operating income	130	83	58	—	271
Other (expense) income:
Equity in losses of investee	—	—	(2)	—	(2)
Interest expense, net	(55)	—	—	—	(55)
Foreign currency gain (loss)	(1)	—	(1)	—	(2)
Intercompany interest (expense) income	(1)	22	(21)	—	—
	(57)	22	(24)	—	(59)
Income before income taxes	73	105	34	—	212
Income tax expense	(32)	(30)	(15)	—	(77)
Equity in earnings of subsidiaries, net of tax	94	17	—	(111)	—
Net income	135	92	19	(111)	135
Less net income attributable to the noncontrolling interest	(11)	—	(11)	11	(11)
Net income attributable to QVC, Inc. stockholder	$124	92	8	(100)	124

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

Three months ended March 31, 2018
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$207	140	22	(162)	207
Foreign currency translation adjustments	70	—	70	(70)	70
Total comprehensive income	277	140	92	(232)	277
Comprehensive income attributable to noncontrolling interest	(18)	—	(18)	18	(18)
Comprehensive income attributable to QVC, Inc. stockholder	$259	140	74	(214)	259
Condensed Consolidating Statements of Comprehensive Income

Three months ended March 31, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$135	92	19	(111)	135
Foreign currency translation adjustments	27	—	27	(27)	27
Total comprehensive income	162	92	46	(138)	162
Comprehensive income attributable to noncontrolling interest	(17)	—	(17)	17	(17)
Comprehensive income attributable to QVC, Inc. stockholder	$145	92	29	(121)	145

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Cash Flows

Three months ended March 31, 2018
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$166	169	14	—	349
Investing activities:
Capital expenditures	(18)	(1)	(17)	—	(36)
Expenditures for television distribution rights	—	(19)	(1)	—	(20)
Changes in other noncurrent assets	2	—	(2)	—	—
Intercompany investing activities	82	(105)	—	23	—
Net cash provided by (used in) investing activities	66	(125)	(20)	23	(56)
Financing activities:
Principal payments of debt and capital lease obligations	(964)	—	(3)	—	(967)
Principal borrowings of debt from senior secured credit facility	872	—	—	—	872
Capital contribution received from Qurate Retail, Inc.	140	—	—	—	140
Dividends paid to Qurate Retail, Inc.	(233)	—	—	—	(233)
Dividends paid to noncontrolling interest	—	—	(23)	—	(23)
Other financing activities	(7)	—	—	—	(7)
Net short-term intercompany debt (repayments) borrowings	(19)	14	5	—	—
Other intercompany financing activities	(13)	6	30	(23)	—
Net cash (used in) provided by financing activities	(224)	20	9	(23)	(218)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	—	13	—	13
Net increase in cash, cash equivalents and restricted cash	8	64	16	—	88
Cash, cash equivalents and restricted cash, beginning of period	7	33	228	—	268
Cash, cash equivalents and restricted cash, end of period	$15	97	244	—	356

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Cash Flows

Three months ended March 31, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$220	155	82	—	457
Investing activities:
Capital expenditures	(13)	(1)	(3)	—	(17)
Expenditures for television distribution rights	—	(1)	—	—	(1)
Other investing activities	—	—	—	—	—
Changes in other noncurrent assets	(2)	—	(1)	—	(3)
Intercompany investing activities	201	(522)	—	321	—
Net cash provided by (used in) investing activities	186	(524)	(4)	321	(21)
Financing activities:
Principal payments of debt and capital lease obligations	(648)	—	(2)	—	(650)
Principal borrowings of debt from senior secured credit facility	454	—	—	—	454
Dividends paid to Qurate Retail, Inc.	(183)	—	—	—	(183)
Dividends paid to noncontrolling interest	—	—	(22)	—	(22)
Other financing activities	(4)	—	—	—	(4)
Net short-term intercompany debt (repayments) borrowings	(20)	(1,030)	1,050	—	—
Other intercompany financing activities	(6)	1,453	(1,126)	(321)	—
Net cash (used in) provided by financing activities	(407)	423	(100)	(321)	(405)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	—	9	—	9
Net (decrease) increase in cash, cash equivalents and restricted cash	(1)	54	(13)	—	40
Cash, cash equivalents and restricted cash, beginning of period	10	97	187	—	294
Cash, cash equivalents and restricted cash, end of period	$9	151	174	—	334

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

•	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;

•	domestic and international economic and business conditions and industry trends;

•	changes in tariffs, trade policy and trade relations following the 2016 U.S. presidential election and the vote by the United Kingdom ("U.K.") to exit from the European Union (“E.U.”);

•	consumer spending levels, including the availability and amount of individual consumer debt;

•	advertising spending levels;

•
changes in distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and Internet Protocol television and their impact on home shopping programming;

•	rapid technological changes;

•	failure to protect the security of personal information, subjecting us to potentially costly government enforcement actions and/or private litigation and reputational damage;

•	the regulatory and competitive environment of the industries in which we operate;

•	threatened terrorist attacks, political unrest in international markets and ongoing military action around the world;

•	fluctuations in foreign currency exchange rates; and

•	Qurate Retail, Inc.'s ("Qurate Retail") (formerly known as Liberty Interactive Corporation) dependence on our cash flow for servicing its debt and for other purposes.
For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2017.
Overview
QVC, Inc. and its consolidated subsidiaries (unless otherwise indicated or required by the context, the terms "we," "our," "QVC" or the "Company" refer to QVC, Inc. and its consolidated subsidiaries) is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications.
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
Our international televised shopping programs, including live and recorded content, are distributed to households outside of the U.S., primarily in Germany, Austria, Japan, the U.K., the Republic of Ireland, Italy and France. In some of the countries where we operate, our televised shopping programs are broadcast across multiple QVC channels: QVC Beauty & Style and QVC2 in Germany and QVC Beauty, QVC Extra, QVC Style in the U.K. The programming created for most of these markets is also available via streaming video on our digital platforms. Our international business employs product sourcing teams who select products tailored to the interests of each local market.

The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the three months ended March 31, 2018 and 2017, QVC-Japan paid dividends to Mitsui of $23 million and $22 million, respectively.
The Company also has a joint venture with CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR''). The Company owns a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS operates a retail business in China through a shopping television channel with an associated website. This joint venture is accounted for as an equity method investment recorded as equity in income (losses) of investee in the condensed consolidated statements of operations.

The Company is an indirect wholly-owned subsidiary of Qurate Retail (Nasdaq: QTREA and QRTEB), which owns interests in a broad range of digital commerce businesses, including Qurate Retail's other wholly-owned subsidiaries HSN, Inc. ("HSN") and zulily, llc ("zulily"), as well as other minority investments. QVC is part of the Qurate Retail Group, formerly QVC Group, a portfolio of brands including QVC, HSN, zulily and the Cornerstone brands. On March 9, 2018, Qurate Retail, GCI Liberty, Inc. ("GCI Liberty") (formerly General Communication, Inc.), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Qurate Retail completed the previously announced transactions whereby Qurate Retail acquired GCI Liberty through a reorganization in which certain assets and liabilities attributed to Qurate Retail’s Ventures Group were contributed to GCI Liberty in exchange for a controlling interest in GCI Liberty. Qurate Retail then effected a tax-free separation of its controlling interest in the combined company. Qurate Retail's QVC Group common stock became the only outstanding common stock of Qurate Retail.
On October 1, 2015, Qurate Retail acquired all of the outstanding shares of zulily (now known as zulily, llc). zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. The Company believes that its business is complementary to the Company. zulily is not part of the results of operations or financial position of QVC presented in the accompanying consolidated financial statements. During each of the three months ended March 31, 2018 and 2017 QVC and zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. The gross value of these transactions totaled $3 million and $2 million for the three months ended March 31, 2018 and 2017, respectively, which did not have a material impact on QVC's financial position, results of operations, or liquidity.
On June 23, 2016, QVC amended and restated its senior secured credit facility (the "Third Amended and Restated Credit Agreement") increasing the revolving credit facility from $2.25 billion to $2.65 billion as explained further in notes 1 and 6 in the accompanying condensed consolidated financial statements. The Third Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or zulily. Under the terms of the Third Amended and Restated Credit Agreement, QVC and zulily are jointly and severally liable for all amounts borrowed on the $400 million tranche. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of zulily. As of March 31, 2018, there were no loans outstanding by zulily on the $400 million tranche of the Third Amended and Restated Credit Agreement.
On December 29, 2017, Qurate Retail completed the acquisition of the remaining 62% ownership interest of HSN in an all-stock transaction. HSN is not included in the results of operations or financial position of QVC presented in the Company's condensed consolidated financial statements. During the three months ended March 31, 2018, QVC and HSN engaged in transactions relating to personnel, sales, sourcing of merchandise, marketing initiatives, business advisory services, and software development. The gross value of these transactions totaled $5 million, which did not have a material impact on QVC's financial position, results of operations, or liquidity.
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

Economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. Global financial markets have recently experienced disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including Japan and Europe, become uncertain or deteriorate, our customers may respond by suspending, delaying, or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Such weak economic conditions may also inhibit our expansion into European or other markets. We currently are unable to predict the extent of any of these potential adverse effects.
On June 23, 2016, the U.K. held a referendum in which British citizens approved an exit from the E.U., commonly referred to as “Brexit.” As a result of the referendum, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the U.K. Pound Sterling as compared to the U.S. Dollar. Volatility in exchange rates is expected to continue in the short term as the U.K. negotiates its exit from the E.U. In the longer term, any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results. On March 29, 2017, the U.K. invoked Article 50 of the Treaty of Lisbon, which is the first step of the U.K.’s formal exit from the E.U. This starts the two-year window in which the U.K. and the European Commission can negotiate future terms for imports, exports, taxes, employment, immigration and other areas, ending in the exit of the U.K. from the E.U.
The current President of the U.S. expressed apprehension towards existing trade agreements, such as the North American Free Trade Agreement and the Trans-Pacific Partnership, and suggested that the U.S. would renegotiate or withdraw from these agreements. He also raised the possibility of significantly increasing tariffs on goods imported into the U.S., particularly from China and Mexico. On January 23, 2017, the President of the U.S. signed a presidential memorandum to withdraw the U.S. from the Trans-Pacific Partnership. This and the other proposed actions, if implemented, could adversely affect our business because we sell imported goods.

Results of Operations
QVC's operating results were as follows:

	Three months ended March 31,
(in millions)	2018	2017
Net revenue	$2,093	1,965
Operating costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization shown separately below)	1,320	1,243
Operating	145	137
Selling, general and administrative, excluding transaction related costs and stock-based compensation	195	151
Adjusted OIBDA	433	434
Transaction related costs	4	—
Stock-based compensation	9	6
Depreciation	38	41
Amortization	39	116
Operating income	343	271
Other (expense) income:
Equity in income (losses) of investee	1	(2)
Interest expense, net	(57)	(55)
Foreign currency loss	(1)	(2)
	(57)	(59)
Income before income taxes	286	212
Income tax expense	(79)	(77)
Net income	207	135
Less net income attributable to the noncontrolling interest	(11)	(11)
Net income attributable to QVC, Inc. stockholder	$196	124
Net revenue
Net revenue by segment was as follows:

	Three months ended March 31,
(in millions)	2018	2017
QVC-U.S.	$1,417	1,370
QVC-International	676	595
Consolidated QVC	$2,093	1,965
QVC's consolidated net revenue increased 6.5% for the three months ended March 31, 2018 as compared to the corresponding period in the prior year. The three month increase in net revenue of $128 million was primarily comprised of a $121 million increase due to a 5.5% increase in units sold, $67 million in favorable foreign exchange rates across all markets and $26 million due to the inclusion of QVC-branded credit card income ("Q-Card Income") in the U.S., as a result of the adoption of Accounting Standards Codifications ("ASC") 606, Revenue from Contracts with Customers, which was previously recorded as an offset to selling, general and administrative expense for the three months ended March 31, 2017. This increase was partially offset by a 2.2% decrease in average selling price per unit ("ASP") and a $33 million increase in estimated product returns, primarily driven by the U.S. and Germany. The changes in units sold, foreign exchange rates, ASP and estimated products returns are partially impacted by the change in the timing of revenue recognition as part of the adoption of ASC 606. For the three months ended March 31, 2018, the impact of this change was a $23 million increase to net revenue in comparison to net revenue for the three months ended March 31, 2018 without the adoption of ASC 606.

During the three months ended March 31, 2018 and 2017, the changes in revenue and expenses were affected by changes in the exchange rates for the U.K. Pound Sterling, the Euro and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
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
The percentage change in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended March 31, 2018
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QVC-U.S.	3.4%	—%	3.4%
QVC-International	13.6%	11.3%	2.3%
QVC-U.S. net revenue growth for the three months ended March 31, 2018 was primarily due to a 7.6% increase in units sold and $26 million due to the inclusion of Q-Card Income in the U.S., which was previously recorded as an offset to selling, general administrative for the three months ended March 31, 2017. QVC-U.S. experienced shipped sales growth in all categories except electronics and jewelry. The net revenue increase was offset by a 4.0% decrease in ASP, and an increase in estimated product returns of $27 million. The increase in estimated product returns was primarily due to an overall higher return rate and increased sales volume.
QVC-International net revenue growth in constant currency was primarily due to a 2.0% increase in units shipped, mainly in the U.K and Japan offset by a decrease in Italy. In addition there was a 0.8% increase in ASP, primarily in Germany and Italy, offset by the U.K. and Japan. The growth was offset by a $6 million increase in estimated product returns in Germany due to an overall higher return rate. QVC-International experienced shipped sales growth in constant currency in all categories except apparel.
Cost of goods sold (excluding depreciation and amortization)
QVC's cost of goods sold as a percentage of net revenue was 63.1% and 63.3% for the three months ended March 31, 2018 and 2017, respectively. The decrease in cost of goods sold as a percentage of revenue is primarily due to the inclusion of Q-Card Income in Net Revenue offset by higher warehouse and freight costs associated with the reduction of the ASP and higher margin returns.

Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses increased $8 million or 6% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.
For the three months ended March 31, 2018, operating expenses increased primarily due to a $4 million increase in credit card fees in the U.S. and $4 million due to unfavorable exchange rates.
Selling, general and administrative expenses (excluding transaction related costs and stock-based compensation)
QVC's selling, general, and administrative expenses (excluding transaction related costs and stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, marketing and advertising expenses and during 2017, credit card income. Such expenses increased $44 million, and as a percentage of net revenue, increased from 7.7% to 9.3% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

For the three months ended March 31, 2018, the increase was primarily due to the reclassification of Q-Card Income, attributing $26 million as a result of the adoption of ASC 606, which was previously recorded as an offset to selling, general and administrative expenses for the three months ended March 31, 2017. Additionally, there was a $10 million increase due to unfavorable exchange rates, a $3 million increase in personnel costs primarily in the U.S., and a $3 million increase in outside services primarily in Germany.
Transaction related costs
Transaction related costs include restructuring, integration, and advisory fees ("transaction related costs") that were incurred by QVC as it relates to Qurate Retail's acquisition of HSN on December 29, 2017. QVC recorded $4 million of transaction related costs for the three months ended March 31, 2018. There were no transaction related costs recorded for the three months ended March 31, 2017.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $9 million and $6 million of stock-based compensation expense for the three months ended March 31, 2018 and 2017, respectively. The increase in stock compensation expense is primarily due to transfers of certain zulily employees into the Company subsequent to March 31, 2017 and the timing of the issuance of grants.
Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended March 31,
(in millions)	2018	2017
Affiliate agreements	$1	36
Customer relationships	1	41
Acquisition related amortization	2	77
Property and equipment	38	41
Software amortization	22	24
Channel placement amortization and related expenses	15	15
Total depreciation and amortization	$77	157
For the three months ended March 31, 2018, acquisition related amortization expense decreased primarily due to the end of the useful lives of certain affiliate agreements and customer relationships established at the time of Qurate Retail's acquisition of QVC in 2003.
Equity in income (losses) of investee
The income and losses that were associated with our joint venture in China are accounted for as equity method investments.
Interest expense, net
For the three months ended March 31, 2018, consolidated interest expense, net increased $2 million or 3.6% as compared to the corresponding period in the prior year. The increase is primarily related to increases in the interest rates used to service the debt.
Foreign currency loss
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. For the three months ended March 31, 2018, the change in foreign currency loss was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.

Income taxes
Our effective tax rate was 27.6% and 36.3% for the three months ended March 31, 2018 and 2017, respectively. The Tax Cuts and Jobs Act (the “Tax Act”), enacted in 2017, made broad and complex changes to the U.S. tax code which included a lowering of the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, changes in how foreign earnings are taxed in the U.S., the limitation on the deduction of net interest expense and other changes. The reduction to the 2018 effective tax rate is a result of these changes from the Tax Act. The 2018 rate differs from the U.S. federal income tax rate of 21% due primarily to state and foreign tax expenses. The 2017 rate differs from the U.S. federal income tax rate of 35.0% due primarily to state tax expense.
Adjusted Operating Income before Depreciation and Amortization (Adjusted OIBDA)
QVC defines Adjusted OIBDA as net revenue less cost of goods sold, operating expenses and selling, general and administrative expenses (excluding transaction related costs and stock-based compensation). QVC's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate the businesses and make decisions about allocating resources among the businesses. QVC believes that this is an important indicator of the operational strength and performance of the businesses, including the ability to service debt and fund capital expenditures. In addition, this measure allows QVC to view operating results, perform analytical comparisons and perform benchmarking among its businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation, amortization, stock-based compensation and transaction related costs (including restructuring, integration, and advisory fees) that are included in the measurement of operating income pursuant to U.S. generally accepted accounting principles ("U.S. GAAP"). Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.
The primary material limitations associated with the use of Adjusted OIBDA as compared to U.S. GAAP results are (i) it may not be comparable to similarly titled measures used by other companies in the industry, and (ii) it excludes financial information that some may consider important in evaluating QVC's performance. QVC compensates for these limitations by providing disclosure of the difference between Adjusted OIBDA and U.S. GAAP results, including providing a reconciliation of Adjusted OIBDA to U.S. GAAP results, to enable investors to perform their own analysis of QVC's operating results. Refer to note 12 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to income before income taxes.
Seasonality
QVC's business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, QVC has earned, on average, between 22% and 24% of its revenue in each of the first three quarters of the year and between 30% and 32% of its revenue in the fourth quarter of the year.
Financial Position, Liquidity and Capital Resources
General
Historically, QVC's primary sources of cash have been cash provided by operating activities and borrowings. In general, QVC uses this cash to fund its operations, make capital purchases, make payments to Qurate Retail, make interest payments and minimize QVC's outstanding senior secured credit facility balance.
As of March 31, 2018, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and certain of its subsidiaries and have equal priority to the senior secured credit facility. The interest on all of QVC's senior secured notes is payable semi-annually.

Senior Secured Credit Facility
On June 23, 2016, QVC entered into the Third Amended and Restated Credit Agreement with zulily as borrowers (collectively, the “Borrowers”) which is a multi-currency facility that provides for a $2.65 billion revolving credit facility with a $300 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Third Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by the Company or zulily with an additional $50 million sub-limit for standby letters of credit. The remaining $2.25 billion and any incremental loans may be borrowed only by the Company. Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.75% depending on the Borrowers’ combined ratio of Consolidated Total Debt to Consolidated EBITDA for the most recent four fiscal quarter period (the “Combined Consolidated Leverage Ratio”). Borrowings that are London Interbank Offered Rate ("LIBOR") loans will bear interest at a per annum rate equal to the applicable LIBOR rate plus a margin that varies between 1.25% and 1.75% depending on the Borrowers’ Combined Consolidated Leverage Ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if zulily ceases to be controlled by Qurate Retail, all of its loans must be repaid and its letters of credit cash collateralized. The facility matures on June 23, 2021, except that $140 million of the $2.25 billion commitment available to QVC matures on March 9, 2020. Any amounts prepaid on the revolving facility may be reborrowed. Payment of loans may be accelerated following certain customary events of default.
QVC had $1,235 million available under the terms of the Third Amended and Restated Credit Agreement at March 31, 2018, including the portion available under the $400 million tranche that zulily may also borrow on. The interest rate on the Third Amended and Restated Credit Agreement was 3.2% at March 31, 2018.
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
Other Debt Related Information
QVC was in compliance with all of its debt covenants at March 31, 2018.
During the quarter, there were no significant changes to QVC's debt credit ratings.
There are no restrictions under the debt agreements on QVC's ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or the Third Amended and Restated Credit Agreement, and QVC's consolidated leverage ratio, and a Combined Consolidated Leverage Ratio for both QVC and zulily, would be no greater than 3.5 to 1.0. As a result, Qurate Retail will, in many instances, be permitted to rely on QVC's cash flow for servicing Qurate Retail's debt and for other purposes, including repurchases of Qurate Retail's common stock, or to fund acquisitions or other operational requirements of Qurate Retail and its subsidiaries. These events may increase accumulated deficit or require QVC to borrow under the Third Amended and Restated Credit Agreement, increasing QVC's leverage and decreasing liquidity. QVC has made significant distributions to Qurate Retail in the past.

Interest Rate Swap Arrangements
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in gain on financial instruments in the accompanying condensed consolidated statements of operations. At March 31, 2018, the fair value of the swap instrument was in a net asset position of approximately $2 million which was included in other noncurrent assets.
Additional Cash Flow Information
During the three months ended March 31, 2018, QVC's primary uses of cash were $967 million of principal payments on debt and capital lease obligations, $233 million of dividends to Qurate Retail, $23 million in dividend payments from QVC-Japan to Mitsui and $56 million of capital and television distribution rights expenditures. These uses of cash were funded primarily with $349 million of cash provided by operating activities, $872 million of principal borrowings from the senior secured credit facility and a $140 million capital contribution from Qurate Retail. As of March 31, 2018, QVC's cash, cash equivalents and restricted cash balance was $356 million.
During the three months ended March 31, 2017, QVC's primary uses of cash were $650 million of principal payments on debt and capital lease obligations, $183 million of dividends to Qurate Retail, $22 million in dividend payments from QVC-Japan to Mitsui and $18 million of capital and television distribution rights expenditures. These uses of cash were funded primarily with $457 million of cash provided by operating activities and $454 million of principal borrowings from the senior secured credit facility. As of March 31, 2017, QVC's cash, cash equivalents balance and restricted cash was $334 million.
The change in cash provided by operating activities for the three months ended March 31, 2018 compared to the previous year was primarily due to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
As of March 31, 2018, $215 million of the $356 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 55% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
Other
Capital expenditures spending in 2018 is expected to be between $180 to $230 million, including $36 million already expended.

Refer to the chart under the "Off-balance Sheet Arrangements and Aggregate Contractual Obligations" section below for additional information concerning the amount and timing of expected future payments under QVC's contractual obligations at March 31, 2018.
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

Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations at March 31, 2018 is summarized below:

	Payments due by period
(in millions)	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt (1)	$—	400	—	1,405	500	2,650	4,955
Interest payments (2)	140	208	203	177	154	754	1,636
Capital lease obligations (including imputed interest)	12	16	12	12	10	31	93
Operating lease obligations	16	17	14	11	9	71	138
Build to suit lease	$3	6	6	6	6	58	85
Purchase obligations and other (3)	1,745	47	14	5	—	—	1,811
(1) Amounts exclude capital lease obligations and the issue discounts on the 3.125%, 4.375%, 4.85%, 4.45%, 5.45% and 5.95% Senior Secured Notes. Additionally, the presentation assumes there is no amount outstanding on the $140 million commitment under our senior secured credit facility that matures on March 9, 2020.
(2) Amounts (i) are based on the terms of QVC's senior secured credit facility and senior secured notes, (ii) assumes the interest rates on the floating rate debt remain constant at the rates in effect as of March 31, 2018, (iii) assumes that our existing debt is repaid at maturity and (iv) excludes capital lease obligations.
(3) Amounts include open purchase orders for inventory and non-inventory purchases along with other contractual obligations.

Adoption of new accounting pronouncements
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued ASU No. 2016-08 which clarifies principal versus agent considerations, in April 2016, the FASB issued ASU No. 2016-10 which clarifies the identification of performance obligations and the implementation guidance for licensing, and in May 2016, the FASB issued ASU No. 2016-12 which clarifies assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. On January 1, 2018, the Company adopted the new accounting standard ASC 606 to all contracts using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as a $14 million adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption of the new revenue standard to have a material impact to its net income on an ongoing basis.
In January 2016, the FASB issued ASU No. 2016-01, Financial Statements - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments with readily determinable fair values (except those accounted for under the equity method of accounting or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2017. The Company has adopted this guidance during the first quarter of 2018, and there was no significant effect of the standard on its financial reporting.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues to reduce the diversity in practice for appropriate classification on the statement of cash flows. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The Company has adopted this guidance during the first quarter of 2018 and there was no significant effect of the standard on its condensed consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company has adopted this guidance on January 1, 2018 and there was no significant effect of the standard on its condensed consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company has adopted this guidance during the first quarter of 2018, and has reclassified prior period balances in cash and cash equivalents within the condensed consolidated statements of cash flows in order to conform with current period presentation.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity to which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The Company has adopted this guidance during the first quarter of 2018 and there was no significant effect of the standard on its condensed consolidated financial statements.
Accounting pronouncements issued but not yet adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for the Company beginning on January 1, 2019 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. While the Company is currently evaluating the effect that the updated standard will have on its ongoing financial reporting, it expects that the operating leases listed in note 7 - Leases to the accompanying condensed consolidated financial statements will be recognized as right-of-use assets and operating lease liabilities on the consolidated balance sheets upon adoption of the new standard.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), which addresses the effect of the change in the U.S. federal corporate tax rate due to the enactment of the December 22, 2017 Tax Act on items within accumulated other comprehensive income (loss). The guidance will be effective for the Company in the first quarter of 2019 with early adoption permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at March 31, 2018:

(in millions, except percentages)	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	400	—	—	500	2,650	3,550	3,569
Weighted average interest rate on fixed rate debt	—%	3.1%	—%	—%	5.1%	4.8%	4.7%	N/A
Variable rate debt (1)	$—	—	—	1,405	—	—	1,405	1,405
Average interest rate on variable rate debt	—%	—%	—%	3.2%	—%	—%	3.2%	N/A
(1) Amounts exclude capital lease and build to suit lease obligations and the issue discounts on the 3.125%, 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes. Additionally, the presentation assumes there is no amount outstanding on the $140 million commitment under our senior secured credit facility that matures on March 9, 2020.
N/A - Not applicable.
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in gain on financial instruments in the accompanying condensed consolidated statements of operations. At March 31, 2018, the fair value of the swap instrument was in a net asset position of approximately $2 million which was included in other noncurrent assets. A 1% change in the one-month U.S. LIBOR rate (floating portion of the interest rate swap) will result in a change in the value of the swap instrument less than $2 million.
Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three months ended March 31, 2018 would have been impacted by approximately $1 million for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The Third Amended and Restated Credit Agreement provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of March 31, 2018, no borrowings in foreign currencies were outstanding.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
QVC, Inc.

Date: May 10, 2018	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2018	By:/s/ THADDEUS J. JASTRZEBSKI
Thaddeus J. Jastrzebski
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-2