Form 10-Q
period 2018-06-30
QVC INC
filed 2018-08-08
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

QVC, Inc.
2018 QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(in millions, except share amounts)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$485	260
Restricted cash	8	8
Accounts receivable, less allowance for doubtful accounts of $86 at June 30, 2018 and $91 at December 31, 2017	896	1,388
Inventories	1,038	1,019
Prepaid expenses and other current assets	114	51
Total current assets	2,541	2,726
Property and equipment, net of accumulated depreciation of $1,239 at June 30, 2018 and $1,174 at December 31, 2017	979	1,005
Television distribution rights, net	106	78
Goodwill	5,062	5,075
Other intangible assets, net	2,591	2,605
Other noncurrent assets	60	61
Total assets	$11,339	11,550
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$417	17
Accounts payable-trade	596	756
Accrued liabilities	651	872
Total current liabilities	1,664	1,645
Long-term portion of debt and capital lease obligations	4,623	5,173
Deferred income taxes	476	473
Other long-term liabilities	119	117
Total liabilities	6,882	7,408
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	7,050	6,897
Accumulated deficit	(2,583)	(2,772)
Accumulated other comprehensive loss	(121)	(93)
Total QVC, Inc. stockholder's equity	4,346	4,032
Noncontrolling interest	111	110
Total equity	4,457	4,142
Total liabilities and equity	$11,339	11,550

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Net revenue	$2,083	1,979	4,176	3,944
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,286	1,230	2,606	2,473
Operating	144	137	289	274
Selling, general and administrative, including transaction related costs and stock-based compensation	209	152	417	309
Depreciation	36	37	74	78
Amortization	38	117	77	233
	1,713	1,673	3,463	3,367
Operating income	370	306	713	577
Other (expense) income:
Equity in losses of investee	(2)	(1)	(1)	(3)
Interest expense, net	(58)	(56)	(115)	(111)
Foreign currency gain (loss)	2	(8)	1	(10)
	(58)	(65)	(115)	(124)
Income before income taxes	312	241	598	453
Income tax expense	(76)	(90)	(155)	(167)
Net income	236	151	443	286
Less net income attributable to the noncontrolling interest	(11)	(10)	(22)	(21)
Net income attributable to QVC, Inc. stockholder	$225	141	421	265

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Net income	$236	151	443	286
Foreign currency translation adjustments, net of tax	(96)	55	(26)	82
Total comprehensive income	140	206	417	368
Comprehensive income attributable to noncontrolling interest	(6)	(8)	(24)	(25)
Comprehensive income attributable to QVC, Inc. stockholder	$134	198	393	343

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
(in millions)	2018	2017
Operating activities:
Net income	$443	286
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of investee	1	3
Deferred income taxes	3	(54)
Foreign currency (gain) loss	(1)	10
Depreciation	74	78
Amortization	77	233
Change in fair value of financial instruments and noncash interest	3	3
Stock-based compensation	20	14
Change in other long-term liabilities	2	(1)
Effects of changes in working capital items	31	91
Net cash provided by operating activities	653	663
Investing activities:
Capital expenditures	(68)	(44)
Expenditures for television distribution rights	(61)	(29)
Changes in other noncurrent assets	—	(1)
Net cash used in investing activities	(129)	(74)
Financing activities:
Principal payments of debt and capital lease obligations	(1,448)	(1,406)
Principal borrowings of debt from senior secured credit facility	1,278	1,094
Capital contribution received from Qurate Retail, Inc.	140	—
Dividends paid to Qurate Retail, Inc.	(243)	(233)
Dividends paid to noncontrolling interest	(23)	(22)
Other financing activities	(7)	(9)
Net cash used in financing activities	(303)	(576)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	4	10
Net increase in cash, cash equivalents and restricted cash	225	23
Cash, cash equivalents and restricted cash, beginning of period	268	294
Cash, cash equivalents and restricted cash, end of period	$493	317
Effects of changes in working capital items:
Decrease in accounts receivable	$491	415
Increase in inventories	(50)	(105)
Increase in prepaid expenses and other current assets	(64)	(14)
Decrease in accounts payable-trade	(160)	(80)
Decrease in accrued liabilities and other	(186)	(125)
Effects of changes in working capital items	$31	91

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statement of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2017	1	$—	6,897	(2,772)	(93)	110	4,142
Prior period adjustments due to adoption of new accounting pronouncements	—	—	—	13	—	—	13
Net income	—	—	—	421	—	22	443
Foreign currency translation adjustments, net of tax	—	—	—	—	(28)	2	(26)
Capital contribution received from Qurate Retail, Inc.	—	—	140	—	—	—	140
Dividends paid to Qurate Retail, Inc. and noncontrolling interest and other	—	—	—	(243)	—	(23)	(266)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(2)	—	—	(2)
Withholding taxes on net share settlements of stock-based compensation	—	—	(7)	—	—	—	(7)
Stock-based compensation	—	—	20	—	—	—	20
Balance, June 30, 2018	1	$—	7,050	(2,583)	(121)	111	4,457

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
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the six months ended June 30, 2018 and 2017, QVC-Japan paid dividends to Mitsui of $23 million and $22 million, respectively.
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
The Company is an indirect wholly-owned subsidiary of Qurate Retail, Inc. ("Qurate Retail") (formerly Liberty Interactive Corporation) (Nasdaq: QRTEA and QRTEB), which owns interests in a broad range of digital commerce businesses, including Qurate Retail's other wholly-owned subsidiaries HSN, Inc. ("HSN") and zulily, llc ("zulily"), as well as other minority investments. QVC is part of the Qurate Retail Group, formerly QVC Group, a portfolio of brands including QVC, HSN, zulily and the Cornerstone brands. On March 9, 2018, Qurate Retail, GCI Liberty, Inc. ("GCI Liberty") (formerly General Communication, Inc.), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Qurate Retail completed transactions whereby Qurate Retail acquired GCI Liberty through a reorganization in which certain assets and liabilities attributed to Qurate Retail’s Ventures Group were contributed to GCI Liberty in exchange for a controlling interest in GCI Liberty. Qurate Retail then effected a tax-free separation of its controlling interest in the combined company. Qurate Retail's QVC Group common stock became the only outstanding common stock of Qurate Retail.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

On October 1, 2015, Qurate Retail acquired all of the outstanding shares of zulily (now known as zulily, llc). zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. The Company believes that its business is complementary to the Company. zulily is not part of the results of operations or financial position of QVC presented in these condensed consolidated financial statements. During each of the six months ended June 30, 2018 and 2017, QVC and zulily engaged in multiple transactions relating to personnel, sales, sourcing of merchandise, marketing initiatives and business advisory services. The gross value of these transactions totaled approximately $5 million for each of the six months ended June 30, 2018 and 2017, which did not have a material impact on QVC's financial position, results of operations, or liquidity.
On June 23, 2016, QVC amended and restated its senior secured credit facility (the "Third Amended and Restated Credit Agreement") increasing the revolving credit facility from $2.25 billion to $2.65 billion as explained further in note 6. The Third Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or zulily. Under the terms of the Third Amended and Restated Credit Agreement, QVC and zulily are jointly and severally liable for all amounts borrowed on the $400 million tranche. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of zulily. As of June 30, 2018, there were no loans outstanding by zulily on the $400 million tranche of the Third Amended and Restated Credit Agreement.
On December 29, 2017, Qurate Retail completed the acquisition of the remaining 62% ownership interest of HSN in an all-stock transaction. HSN is not included in the results of operations or financial position of QVC presented in the Company's condensed consolidated financial statements. During the six months ended June 30, 2018, QVC and HSN engaged in transactions relating to personnel, sales, sourcing of merchandise, marketing initiatives, business advisory services, and software development. The gross value of these transactions totaled $14 million, which did not have a material impact on QVC's financial position, results of operations, or liquidity.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Adoption of new accounting pronouncements
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued ASU No. 2016-08, which clarifies principal versus agent considerations, in April 2016, the FASB issued ASU No. 2016-10, which clarifies the identification of performance obligations and the implementation guidance for licensing, and in May 2016, the FASB issued ASU No. 2016-12, which clarifies assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. On January 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, and all related amendments ("ASC 606") to all contracts using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as a $14 million adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption of the new revenue standard to have a material impact to its net income on an ongoing basis. Refer to the table below for the adoption of this guidance.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company adopted this guidance on January 1, 2018 and there was no significant effect of the standard on its condensed consolidated financial statements.

The cumulative effect of the changes due to the adoption of ASC 606 and ASU No. 2016-16 were as follows:

(in millions)	Balance at December 31, 2017	Adjustments Due to ASC 606	Adjustments Due to ASU 2016-16	Balance at January 1, 2018
Assets:
Inventories	$1,019	(22)	—	997
Prepaid expenses and other current assets	51	—	(1)	50

Liabilities:
Accrued liabilities	872	(36)	—	836

Equity:
Accumulated deficit	$(2,772)	14	(1)	(2,759)

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

In accordance with the new revenue standard requirements, the impact of adoption on our condensed consolidated statements of operations was as follows:

Statements of Operations	Three months ended June 30, 2018			Six months ended June 30, 2018
(in millions)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Increase/(Decrease)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Increase/(Decrease)
Net revenue	$2,083	2,062	21	4,176	4,106	70

Costs and expenses:
Cost of goods sold	1,286	1,287	(1)	2,606	2,597	9
Operating	144	144	—	289	288	1
Selling, general and administrative, including transaction related costs and stock-based compensation	209	183	26	417	365	52

Income tax expense	(76)	(77)	(1)	(155)	(153)	2

Net income	$236	239	(3)	443	437	6
The effect of changes of adoption is primarily due to the timing of revenue recognition and the classification of income for its QVC-branded credit card ("Q-Card Income"). For the three months and six months ended June 30, 2018, revenue is recognized at the time of shipment to its customers consistent with when control passes and Q-Card Income is recognized in revenue. For the three and six months ended June 30, 2017, revenue was recognized at the time of delivery to the customers and deferred revenue was recorded to account for the shipments in-transit. In addition, Q-Card Income was recognized as an offset to selling, general and administrative expenses. The Company also recognized a separate $51 million asset (included in prepaid expenses and other current assets) related to the expected return of inventory and a $123 million liability (included in accrued liabilities) relating to its sales return reserve at June 30, 2018, instead of the net presentation of the liability that was reported at December 31, 2017 and June 30, 2017.
In January 2016, the FASB issued ASU No. 2016-01, Financial Statements - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments with readily determinable fair values (except those accounted for under the equity method of accounting or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2017. The Company adopted this guidance during the first quarter of 2018 and there was no significant effect of the standard on its financial reporting.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues to reduce the diversity in practice for appropriate classification on the statement of cash flows. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The Company adopted this guidance during the first quarter of 2018 and there was no significant effect of the standard on its condensed consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company adopted this guidance during the first quarter of 2018 and has reclassified prior period balances in cash and cash equivalents within the condensed consolidated statements of cash flows in order to conform with current period presentation.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity to which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The Company adopted this guidance during the first quarter of 2018 and there was no significant effect of the standard on its condensed consolidated financial statements.
Accounting pronouncements issued but not yet adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which revises the accounting treatment related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for the Company beginning on January 1, 2019 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. While the Company is currently evaluating the effect that the updated standard will have on its ongoing financial reporting, it expects that the operating leases listed in note 7 - Leases will be recognized as right of- use assets and operating lease liabilities on the consolidated balance sheets upon adoption of the new standard.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(2) Television Distribution Rights, Net
Television distribution rights consisted of the following:

(in millions)	June 30, 2018	December 31, 2017
Television distribution rights	$724	730
Less accumulated amortization	(618)	(652)
Television distribution rights, net	$106	78
The Company recorded amortization expense of $16 million and $52 million for the three months ended June 30, 2018 and 2017, respectively, related to television distribution rights. For the six months ended June 30, 2018 and 2017, amortization expense for television distribution rights was $32 million and $102 million, respectively. The decrease in amortization expense for both periods is primarily due to the end of affiliation agreement terms for contracts in place at the time of Qurate Retail's acquisition of QVC in 2003.
As of June 30, 2018, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2018	$27
2019	39
2020	32
2021	7
2022	1
(3) Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2018 were as follows:

(in millions)	QVC-U.S.	QVC-Germany	QVC-Japan	QVC-U.K.	QVC-Italy	Total
Balance as of December 31, 2017	$4,190	305	269	176	135	5,075
Exchange rate fluctuations	—	(9)	4	(5)	(3)	(13)
Balance as of June 30, 2018	$4,190	296	273	171	132	5,062
(4) Other Intangible Assets, Net
Other intangible assets consisted of the following:

	June 30, 2018			December 31, 2017
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$737	(586)	151	710	(548)	162
Affiliate and customer relationships	2,413	(2,405)	8	2,419	(2,409)	10
Debt origination fees	8	(4)	4	8	(3)	5
Trademarks (indefinite life)	2,428	—	2,428	2,428	—	2,428
	$5,586	(2,995)	2,591	5,565	(2,960)	2,605
The Company recorded amortization expense of $22 million and $65 million for the three months ended June 30, 2018 and 2017, respectively, related to other intangible assets. For the six months ended June 30, 2018 and 2017, amortization expense for other intangible assets was $45 million and $131 million, respectively. The decrease in amortization expense for each period is primarily due to the end of affiliation agreement terms for contracts in place at the time of Qurate Retail's acquisition of QVC in 2003.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

As of June 30, 2018, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2018	$50
2019	68
2020	36
2021	9
2022	—
(5) Accrued Liabilities
Accrued liabilities consisted of the following:

(in millions)	June 30, 2018	December 31, 2017
Accounts payable non-trade	$196	279
Allowance for sales returns	123	96
Accrued compensation and benefits	87	119
Income taxes	72	128
Accrued interest	59	58
Sales and other taxes	43	71
Deferred revenue	13	58
Other	58	63
	$651	872
(6) Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consisted of the following:

(in millions)	June 30, 2018	December 31, 2017
3.125% Senior Secured Notes due 2019, net of original issue discount	$399	399
5.125% Senior Secured Notes due 2022	500	500
4.375% Senior Secured Notes due 2023, net of original issue discount	750	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	600
4.45% Senior Secured Notes due 2025, net of original issue discount	599	599
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
Senior secured credit facility	1,335	1,496
Capital lease obligations	78	68
Build to suit lease obligation	100	101
Less debt issuance costs, net	(20)	(22)
Total debt and capital lease obligations	5,040	5,190
Less current portion	(417)	(17)
Long-term portion of debt and capital lease obligations	$4,623	5,173

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and certain of its subsidiaries and have equal priority to QVC's senior secured credit facility. The interest on all of QVC's senior secured notes is payable semi-annually. At June 30, 2018, the 3.125% Senior Secured Notes due 2019 were reclassified from long-term portion of debt and capital lease obligation to current portion, as they mature in less than one year from June 30, 2018.
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

QVC had $1,305 million, including the remaining portion of the $400 million tranche that zulily may also borrow on, available under the terms of the Third Amended and Restated Credit Agreement at June 30, 2018. The interest rate on the Third Amended and Restated Credit Agreement was 3.5% at June 30, 2018.
The payment and performance of the Borrowers’ obligations under the Third Amended and Restated Credit Agreement are guaranteed by each of QVC’s Material Domestic Subsidiaries (as defined in the Third Amended and Restated Credit Agreement). Further, the borrowings under the Third Amended and Restated Credit Agreement are secured, pari passu with QVC’s existing notes, by a pledge of all of QVC's equity interests. The payment and performance of the Borrowers’ obligations with respect to the $400 million tranche available to both QVC and zulily are also guaranteed by each of zulily’s Material Domestic Subsidiaries (as defined in the Third Amended and Restated Credit Agreement), if any, and are secured by a pledge of all of zulily’s equity interests.

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
Interest Rate Swap Arrangements
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in gain on financial instruments in the accompanying condensed consolidated statements of operations. At June 30, 2018, the fair value of the swap instrument was in a net asset position of approximately $2 million which was included in prepaid expenses and other current assets.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Other Debt Related Information
QVC was in compliance with all of its debt covenants at June 30, 2018.
During the quarter, there were no significant changes to QVC's debt credit ratings.
The weighted average interest rate applicable to all of the outstanding debt (excluding capital and build to suit leases) prior to amortization of bond discounts and related debt issuance costs was 4.4% as of June 30, 2018.
(7) Leases
Future minimum payments under noncancelable operating leases and capital leases with initial terms of one year or more and the lease related to the Company's California distribution center (build to suit lease) at June 30, 2018 consisted of the following:

(in millions)	Capital Leases	Operating leases	Build to suit lease
Remainder of 2018	$8	10	2
2019	15	17	6
2020	12	14	6
2021	11	11	6
2022	10	10	6
Thereafter	29	75	58
Total	$85	137	84
The Company has entered into fifteen separate capital lease agreements with transponder and transmitter network suppliers to transmit its signals in the U.S., Germany and France at an aggregate monthly cost of $1 million. The Company is also party to a capital lease agreement for data processing hardware. Depreciation expense related to the capital leases was $4 million and $3 million for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, depreciation expense related to the capital leases was $8 million and $6 million, respectively. Total future minimum capital lease payments of $85 million include $7 million of imputed interest. The transponder service agreements for our U.S. transponders expire between 2018 and 2023. The transponder and transmitter network service agreements for our international transponders expire between 2019 and 2027.
Expenses for operating leases, principally for data processing equipment, facilities, satellite uplink service agreements and the California distribution center land, amounted to $6 million for each of the three months ended June 30, 2018 and 2017 and $12 million for each of the six months ended June 30, 2018 and 2017.
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
QVC has the right to purchase the Premises and related land from the landlord by entering into an amended and restated agreement at any time during the twenty-fifth or twenty-sixth months of the Lease's initial term, which occurs in July and August of 2018, with a $10 million initial payment and annual payments of $12 million over a term of 13 years.

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
(8) Revenue
Disaggregated revenue by segment and product category consisted of the following:

	Three months ended June 30, 2018			Six months ended June 30, 2018
(in millions)	QVC-U.S.	QVC-International	Total	QVC-U.S.	QVC-International	Total
Home	$454	235	689	953	495	1,448
Apparel	332	116	448	612	235	847
Beauty	250	158	408	489	302	791
Accessories	194	72	266	380	139	519
Jewelry	76	48	124	171	103	274
Electronics	88	22	110	175	48	223
Other revenue	33	5	38	64	10	74
Total net revenue	$1,427	656	2,083	2,844	1,332	4,176

Consumer Product Revenue and Other Revenue

QVC's revenue includes sales of consumer products in the following categories; home, apparel, beauty, accessories, electronics and jewelry, which are primarily sold through live merchandise-focused televised shopping programs and via our websites and other interactive media.

Other revenue consists primarily of income generated from our U.S. QVC-branded credit card ("Q-Card") in which a large consumer financial services company provides revolving credit directly to QVC's customers for the sole purpose of purchasing merchandise or services with a Q-Card. In return, the Company receives a portion of the net economics of the credit card program.

Revenue Recognition

For the three and six months ended June 30, 2018, revenue is recognized when obligations with our customers are satisfied; generally this occurs at the time of shipment to our customers consistent with when control of the shipped product passes. The recognized revenue reflects the consideration we expect to receive in exchange for transferring goods, net of allowances for returns.

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
For the three months ended June 30, 2018 and June 30, 2017, the Company recorded a tax provision of $76 million and $90 million, which represented an effective tax rate of 24.4% and 37.3%, respectively. For the six months ended June 30, 2018 and June 30, 2017, the Company recorded a tax provision of $155 million and $167 million, which represented an effective tax rate of 25.9% and 36.9%, respectively. The Tax Act, enacted in 2017, made broad and complex changes to the U.S. tax code which included a lowering of the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, changes in how foreign earnings are taxed in the U.S., the limitation on the deduction of net interest expense and other changes. The reduction to the 2018 effective tax rate is a result of these changes from the Tax Act. The 2018 rate differs from the U.S. federal income tax rate of 21% due primarily to state and foreign tax expenses. The 2017 rate differs from the U.S. federal income tax rate of 35% due primarily to state tax expense.
QVC is party to ongoing discussions with the Internal Revenue Service under the Compliance Assurance Process audit program. The Company files Federal tax returns on a consolidated basis with its parent company, Qurate Retail. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of June 30, 2018, the Company, or one of its subsidiaries, was under examination in California, New York State, and Pennsylvania.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The amounts of the tax-related balances due to Qurate Retail at June 30, 2018 and December 31, 2017 were $4 million and $60 million, respectively. These amounts were included in accrued liabilities in the accompanying condensed consolidated balance sheets.
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
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at June 30, 2018 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$234	234	—	—
Interest rate swap arrangements	2	—	2	—
Long-term liabilities:
Debt (note 6)	4,814	—	4,814	—

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
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in gain on financial instruments in the accompanying condensed consolidated statements of operations. At June 30, 2018, the fair value of the swap instrument was in a net asset position of approximately $2 million, which is included in prepaid expenses and other current assets.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Performance measures

	Three months ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QVC-U.S.	$1,427	355	1,367	361	2,844	681	2,737	697
QVC-International	656	100	612	107	1,332	207	1,207	205
Consolidated QVC	$2,083	455	1,979	468	4,176	888	3,944	902
Other information

	Three months ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QVC-U.S.	$23	35	22	105	46	71	46	210
QVC-International	13	3	15	12	28	6	32	23
Consolidated QVC	$36	38	37	117	74	77	78	233

	June 30, 2018		December 31, 2017
(in millions)	Total assets	Capital expenditures	Total assets	Capital expenditures
QVC-U.S.	$9,191	42	9,429	116
QVC-International	2,148	26	2,121	36
Consolidated QVC	$11,339	68	11,550	152
Property and equipment, net of accumulated depreciation, by segment were as follows:

(in millions)	June 30, 2018	December 31, 2017
QVC-U.S.	$528	559
QVC-International	451	446
Consolidated QVC	$979	1,005
The following table provides a reconciliation of Adjusted OIBDA to income before income taxes:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Adjusted OIBDA	$455	468	888	902
Transaction related costs	—	—	(4)	—
Stock-based compensation	(11)	(8)	(20)	(14)
Depreciation and amortization	(74)	(154)	(151)	(311)
Equity in losses of investee	(2)	(1)	(1)	(3)
Interest expense, net	(58)	(56)	(115)	(111)
Foreign currency gain (loss)	2	(8)	1	(10)
Income before income taxes	$312	241	598	453

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(13) Other Comprehensive (Loss) Income
The change in the component of accumulated other comprehensive loss, net of taxes ("AOCL"), is summarized as follows:

(in millions)	Foreign currency translation adjustments	AOCL
Balance at January 1, 2018	$(93)	(93)
Other comprehensive loss attributable to QVC, Inc. stockholder	(28)	(28)
Balance at June 30, 2018	(121)	(121)

Balance at January 1, 2017	$(224)	(224)
Other comprehensive income attributable to QVC, Inc. stockholder	78	78
Balance at June 30, 2017	(146)	(146)
The component of other comprehensive (loss) income is reflected in QVC's condensed consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive (loss) income:

(in millions)	Before-tax amount	Tax (expense) benefit	Net-of-tax amount
Three months ended June 30, 2018
Foreign currency translation adjustments	$(97)	1	(96)
Other comprehensive loss	(97)	1	(96)

Three months ended June 30, 2017
Foreign currency translation adjustments	$54	1	55
Other comprehensive income	54	1	55

Six months ended June 30, 2018:
Foreign currency translation adjustments	$(26)	—	(26)
Other comprehensive loss	(26)	—	(26)

Six months ended June 30, 2017:
Foreign currency translation adjustments	$101	(19)	82
Other comprehensive income	101	(19)	82

(14) Subsequent Event
Subsequent to June 30, 2018, QVC declared and paid dividends to Qurate Retail in the amount of $45 million.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(15) Guarantor/Non-guarantor Subsidiary Financial Information
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Balance Sheets

June 30, 2018
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$24	162	299	—	485
Restricted cash	5	—	3	—	8
Accounts receivable, net	635	—	261	—	896
Inventories	775	—	263	—	1,038
Prepaid expenses and other current assets	60	—	54	—	114
Total current assets	1,499	162	880	—	2,541
Property and equipment, net	274	56	649	—	979
Television distribution rights, net	—	105	1	—	106
Goodwill	4,190	—	872	—	5,062
Other intangible assets, net	526	2,048	17	—	2,591
Other noncurrent assets	11	—	49	—	60
Investments in subsidiaries	3,732	1,622	—	(5,354)	—
Total assets	$10,232	3,993	2,468	(5,354)	11,339
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$403	—	14	—	417
Accounts payable-trade	367	—	229	—	596
Accrued liabilities	115	208	328	—	651
Intercompany accounts payable (receivable)	367	(1,477)	1,110	—	—
Total current liabilities	1,252	(1,269)	1,681	—	1,664
Long-term portion of debt and capital lease obligations	4,473	—	150	—	4,623
Deferred income taxes	66	466	(56)	—	476
Other long-term liabilities	95	—	24	—	119
Total liabilities	5,886	(803)	1,799	—	6,882
Equity:
QVC, Inc. stockholder's equity	4,346	4,796	558	(5,354)	4,346
Noncontrolling interest	—	—	111	—	111
Total equity	4,346	4,796	669	(5,354)	4,457
Total liabilities and equity	$10,232	3,993	2,468	(5,354)	11,339

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Three months ended June 30, 2018
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,460	218	704	(299)	2,083
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	858	32	433	(37)	1,286
Operating	97	58	70	(81)	144
Selling, general and administrative, including transaction related costs and stock-based compensation	273	1	116	(181)	209
Depreciation	17	2	17	—	36
Amortization	19	17	2	—	38
	1,264	110	638	(299)	1,713
Operating income	196	108	66	—	370
Other (expense) income:
Equity in losses of investee	—	—	(2)	—	(2)
Interest expense, net	(57)	1	(2)	—	(58)
Foreign currency gain (loss)	6	—	(4)	—	2
Intercompany interest (expense) income	(8)	38	(30)	—	—
	(59)	39	(38)	—	(58)
Income before income taxes	137	147	28	—	312
Income tax expense	(38)	(25)	(13)	—	(76)
Equity in earnings of subsidiaries, net of tax	137	9	—	(146)	—
Net income	236	131	15	(146)	236
Less net income attributable to the noncontrolling interest	(11)	—	(11)	11	(11)
Net income attributable to QVC, Inc. stockholder	$225	131	4	(135)	225

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Three months ended June 30, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,402	220	660	(303)	1,979
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	838	32	397	(37)	1,230
Operating	95	60	66	(84)	137
Selling, general and administrative, including transaction related costs and stock-based compensation	239	—	95	(182)	152
Depreciation	16	2	19	—	37
Amortization	60	45	12	—	117
	1,248	139	589	(303)	1,673
Operating income	154	81	71	—	306
Other (expense) income:
Equity in losses of investee	—	—	(1)	—	(1)
Interest expense, net	(54)	—	(2)	—	(56)
Foreign currency loss	(2)	—	(6)	—	(8)
Intercompany interest (expense) income	(1)	23	(22)	—	—
	(57)	23	(31)	—	(65)
Income before income taxes	97	104	40	—	241
Income tax expense	(39)	(32)	(19)	—	(90)
Equity in earnings of subsidiaries, net of tax	93	(2)	—	(91)	—
Net income	151	70	21	(91)	151
Less net income attributable to the noncontrolling interest	(10)	—	(10)	10	(10)
Net income attributable to QVC, Inc. stockholder	$141	70	11	(81)	141

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Six months ended June 30, 2018
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$2,915	441	1,432	(612)	4,176
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,736	67	880	(77)	2,606
Operating	199	116	144	(170)	289
Selling, general and administrative, including transaction related costs and stock-based compensation	552	1	229	(365)	417
Depreciation	33	5	36	—	74
Amortization	39	33	5	—	77
	2,559	222	1,294	(612)	3,463
Operating income	356	219	138	—	713
Other (expense) income:
Equity in losses of investee	—	—	(1)	—	(1)
Interest expense, net	(114)	1	(2)	—	(115)
Foreign currency gain (loss)	2	—	(1)	—	1
Intercompany interest (expense) income	(15)	76	(61)	—	—
	(127)	77	(65)	—	(115)
Income before income taxes	229	296	73	—	598
Income tax expense	(60)	(59)	(36)	—	(155)
Equity in earnings of subsidiaries, net of tax	274	34	—	(308)	—
Net income	443	271	37	(308)	443
Less net income attributable to the noncontrolling interest	(22)	—	(22)	22	(22)
Net income attributable to QVC, Inc. stockholder	$421	271	15	(286)	421

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Six months ended June 30, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$2,806	445	1,304	(611)	3,944
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,693	69	788	(77)	2,473
Operating	195	118	134	(173)	274
Selling, general and administrative, including transaction related costs and stock-based compensation	481	—	189	(361)	309
Depreciation	33	4	41	—	78
Amortization	120	90	23	—	233
	2,522	281	1,175	(611)	3,367
Operating income	284	164	129	—	577
Other (expense) income:
Equity in losses of investee	—	—	(3)	—	(3)
Interest expense, net	(109)	—	(2)	—	(111)
Foreign currency loss	(3)	—	(7)	—	(10)
Intercompany interest (expense) income	(2)	45	(43)	—	—
	(114)	45	(55)	—	(124)
Income before income taxes	170	209	74	—	453
Income tax expense	(71)	(62)	(34)	—	(167)
Equity in earnings of subsidiaries, net of tax	187	15	—	(202)	—
Net income	286	162	40	(202)	286
Less net income attributable to the noncontrolling interest	(21)	—	(21)	21	(21)
Net income attributable to QVC, Inc. stockholder	$265	162	19	(181)	265

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

Three months ended June 30, 2018
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$236	131	15	(146)	236
Foreign currency translation adjustments, net of tax	(96)	—	(96)	96	(96)
Total comprehensive income	140	131	(81)	(50)	140
Comprehensive income attributable to noncontrolling interest	(6)	—	(6)	6	(6)
Comprehensive income attributable to QVC, Inc. stockholder	$134	131	(87)	(44)	134

Condensed Consolidating Statements of Comprehensive Income

Three months ended June 30, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$151	70	21	(91)	151
Foreign currency translation adjustments, net of tax	55	—	55	(55)	55
Total comprehensive income	206	70	76	(146)	206
Comprehensive income attributable to noncontrolling interest	(8)	—	(8)	8	(8)
Comprehensive income attributable to QVC, Inc. stockholder	$198	70	68	(138)	198

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

Six months ended June 30, 2018
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$443	271	37	(308)	443
Foreign currency translation adjustments, net of tax	(26)	—	(26)	26	(26)
Total comprehensive income	417	271	11	(282)	417
Comprehensive income attributable to noncontrolling interest	(24)	—	(24)	24	(24)
Comprehensive income attributable to QVC, Inc. stockholder	$393	271	(13)	(258)	393

Condensed Consolidating Statements of Comprehensive Income

Six months ended June 30, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$286	162	40	(202)	286
Foreign currency translation adjustments, net of tax	82	—	82	(82)	82
Total comprehensive income	368	162	122	(284)	368
Comprehensive income attributable to noncontrolling interest	(25)	—	(25)	25	(25)
Comprehensive income attributable to QVC, Inc. stockholder	$343	162	97	(259)	343

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Cash Flows

Six months ended June 30, 2018
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$345	254	54	—	653
Investing activities:
Capital expenditures	(39)	(1)	(28)	—	(68)
Expenditures for television distribution rights	—	(60)	(1)	—	(61)
Changes in other noncurrent assets	1	—	(1)		—
Intercompany investing activities	89	(105)	—	16	—
Net cash provided by (used in) investing activities	51	(166)	(30)	16	(129)
Financing activities:
Principal payments of debt and capital lease obligations	(1,442)	—	(6)	—	(1,448)
Principal borrowings of debt from senior secured credit facility	1,278	—	—	—	1,278
Capital contribution received from Qurate Retail, Inc.	140	—	—	—	140
Dividends paid to Qurate Retail, Inc.	(243)	—	—	—	(243)
Dividends paid to noncontrolling interest	—	—	(23)	—	(23)
Other financing activities	(7)	—	—	—	(7)
Net short-term intercompany debt (repayments) borrowings	(86)	36	50	—	—
Other intercompany financing activities	(14)	5	25	(16)	—
Net cash (used in) provided by financing activities	(374)	41	46	(16)	(303)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	—	4	—	4
Net increase in cash, cash equivalents and restricted cash	22	129	74	—	225
Cash, cash equivalents and restricted cash, beginning of period	7	33	228	—	268
Cash, cash equivalents and restricted cash, end of period	$29	162	302	—	493

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Cash Flows

Six months ended June 30, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$318	235	110	—	663
Investing activities:
Capital expenditures	(29)	—	(15)	—	(44)
Expenditures for television distribution rights	—	(29)	—	—	(29)
Changes in other noncurrent assets	(1)	—	—	—	(1)
Intercompany investing activities	270	(668)	—	398	—
Net cash provided by (used in) investing activities	240	(697)	(15)	398	(74)
Financing activities:
Principal payments of debt and capital lease obligations	(1,402)	—	(4)	—	(1,406)
Principal borrowings of debt from senior secured credit facility	1,094	—	—	—	1,094
Dividends paid to Qurate Retail, Inc.	(233)	—	—	—	(233)
Dividends paid to noncontrolling interest	—	—	(22)	—	(22)
Other financing activities	(9)	—	—	—	(9)
Net short-term intercompany debt (repayments) borrowings	4	(1,027)	1,023	—	—
Other intercompany financing activities	(13)	1,511	(1,100)	(398)	—
Net cash (used in) provided by financing activities	(559)	484	(103)	(398)	(576)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	—	10	—	10
Net (decrease) increase in cash, cash equivalents and restricted cash	(1)	22	2	—	23
Cash, cash equivalents and restricted cash, beginning of period	10	97	187	—	294
Cash, cash equivalents and restricted cash, end of period	$9	119	189	—	317

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

•	rapid technological changes;

•	failure to protect the security of personal information, subjecting us to potentially costly government enforcement actions and/or private litigation and reputational damage;

•	the regulatory and competitive environment of the industries in which we operate;

•	threatened terrorist attacks, political unrest in international markets and ongoing military action around the world;

•	fluctuations in foreign currency exchange rates; and

•	Qurate Retail, Inc.’s ("Qurate Retail") (formerly known as Liberty Interactive Corporation) dependence on our cash flow for servicing its debt and for other purposes.
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
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the six months ended June 30, 2018 and 2017, QVC-Japan paid dividends to Mitsui of $23 million and $22 million, respectively.
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
The Company is an indirect wholly-owned subsidiary of Qurate Retail, (Nasdaq: QRTEA and QRTEB), which owns interests in a broad range of digital commerce businesses, including Qurate Retail's other wholly-owned subsidiaries HSN, Inc. ("HSN") and zulily, llc ("zulily"), as well as other minority investments. QVC is part of the Qurate Retail Group, formerly QVC Group, a portfolio of brands including QVC, HSN, zulily and the Cornerstone brands. On March 9, 2018, Qurate Retail, GCI Liberty, Inc. ("GCI Liberty") (formerly General Communication, Inc.), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Qurate Retail completed transactions whereby Qurate Retail acquired GCI Liberty through a reorganization in which certain assets and liabilities attributed to Qurate Retail’s Ventures Group were contributed to GCI Liberty in exchange for a controlling interest in GCI Liberty. Qurate Retail then effected a tax-free separation of its controlling interest in the combined company. Qurate Retail's QVC Group common stock became the only outstanding common stock of Qurate Retail.

On October 1, 2015, Qurate Retail acquired all of the outstanding shares of zulily (now known as zulily, llc). zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. The Company believes that its business is complementary to the Company. zulily is not part of the results of operations or financial position of QVC presented in the accompanying condensed consolidated financial statements. During each of the six months ended June 30, 2018 and 2017, QVC and zulily engaged in multiple transactions relating to personnel, sales, sourcing of merchandise, marketing initiatives and business advisory services. The gross value of these transactions totaled approximately $5 million for each of the six months ended June 30, 2018 and 2017, which did not have a material impact on QVC's financial position, results of operations, or liquidity.
On June 23, 2016, QVC amended and restated its senior secured credit facility (the "Third Amended and Restated Credit Agreement") increasing the revolving credit facility from $2.25 billion to $2.65 billion as explained further in note 6 to the Company's condensed consolidated financial statements. The Third Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or zulily. Under the terms of the Third Amended and Restated Credit Agreement, QVC and zulily are jointly and severally liable for all amounts borrowed on the $400 million tranche. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of zulily. As of June 30, 2018, there were no loans outstanding by zulily on the $400 million tranche of the Third Amended and Restated Credit Agreement.
On December 29, 2017, Qurate Retail completed the acquisition of the remaining 62% ownership interest of HSN in an all-stock transaction. HSN is not included in the results of operations or financial position of QVC presented in the Company's condensed consolidated financial statements. During the six months ended June 30, 2018, QVC and HSN engaged in transactions relating to personnel, sales, sourcing of merchandise, marketing initiatives, business advisory services, and software development. The gross value of these transactions totaled $14 million, which did not have a material impact on QVC's financial position, results of operations, or liquidity.
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
Results of Operations
QVC's operating results were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Net revenue	$2,083	1,979	4,176	3,944
Operating costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization shown separately below)	1,286	1,230	2,606	2,473
Operating	144	137	289	274
Selling, general and administrative, excluding transaction related costs and stock-based compensation	198	144	393	295
Adjusted OIBDA	455	468	888	902
Transaction related costs	—	—	4	—
Stock-based compensation	11	8	20	14
Depreciation	36	37	74	78
Amortization	38	117	77	233
Operating income	370	306	713	577
Other (expense) income:
Equity in losses of investee	(2)	(1)	(1)	(3)
Interest expense, net	(58)	(56)	(115)	(111)
Foreign currency gain (loss)	2	(8)	1	(10)
	(58)	(65)	(115)	(124)
Income before income taxes	312	241	598	453
Income tax expense	(76)	(90)	(155)	(167)
Net income	236	151	443	286
Less net income attributable to the noncontrolling interest	(11)	(10)	(22)	(21)
Net income attributable to QVC, Inc. stockholder	$225	141	421	265

Net revenue
Net revenue by segment was as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
QVC-U.S.	$1,427	1,367	2,844	2,737
QVC-International	656	612	1,332	1,207
Consolidated QVC	$2,083	1,979	4,176	3,944
QVC's consolidated net revenue increased 5.3% and 5.9% for the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in the prior year. The three month increase in net revenue of $104 million was primarily comprised of a $123 million increase due to a 5.5% increase in units sold, $36 million in favorable foreign currency exchange rates, $26 million due to the inclusion of QVC-branded credit card income ("Q-Card Income") in the U.S., as a result of the adoption of Accounting Standards Codifications ("ASC") 606, Revenue from Contracts with Customers, which was previously recorded as an offset to selling, general and administrative expense for the three months ended June 30, 2017 and a $6 million increase in shipping and handling revenue. This was offset by a decrease of $85 million due to a 3.6% decrease in average selling price per unit ("ASP") and an increase in estimated product returns of $2 million. The six month increase in net revenue of $232 million was primarily comprised of a $244 million increase due to a 5.5% increase in units sold, $103 million in favorable foreign currency exchange rates, $52 million due to the inclusion of Q-Card Income in the U.S. and a $6 million increase in shipping and handling revenue. The increase was offset by a $137 million decrease due to a 2.9% decrease in ASP and an increase in estimated product returns of $35 million, primarily in the U.S. and Germany. The changes in units sold, foreign exchange rates, ASP and estimated products returns are partially impacted by the change in the timing of revenue recognition as part of the adoption of ASC 606. The impact of this change was a $5 million decrease and an $18 million increase to net revenue for the three and six months ended June 30, 2018, respectively, in comparison to net revenue for the three and six months ended June 30, 2018 without the adoption of ASC 606.
During the three and six months ended June 30, 2018 and 2017, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
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
The percentage change in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended June 30, 2018			Six months ended June 30, 2018
	U.S. Dollars	Foreign Currency Exchange Impact	Constant currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant currency
QVC-U.S.	4.4%	—%	4.4%	3.9%	—%	3.9%
QVC-International	7.2%	5.8%	1.4%	10.4%	8.6%	1.8%
QVC-U.S. net revenue increase for the three months ended June 30, 2018 was primarily due to a 6.2% increase in units shipped, $26 million due to the inclusion of Q-Card Income in the U.S., which was previously recorded as an offset to selling, general administrative expenses for the three months ended June 30, 2017, and a $4 million increase in shipping and handling revenue. The increase was offset by a decrease of 3.9% in ASP and $4 million increase in estimated product returns. For the three months ended June 30, 2018, QVC-U.S. experienced shipped sales increases in accessories and apparel, and decreases in electronics, home, beauty and jewelry. For the six months ended June 30, 2018, QVC U.S. net revenue increase was due to a 6.9% increase in units shipped, $52 million due to the inclusion of Q-Card Income in the U.S. and a $4 million increase in shipping and handling revenue. The increase was offset by a decrease of 3.9% in ASP and a $30 million increase in estimated product returns. For the six months ended June 30, 2018, QVC-U.S. experienced shipped sales increases in home, accessories, and apparel, and decreases in electronics, beauty, and jewelry.

QVC-International net revenue growth in constant currency for the three months ended June 30, 2018 was primarily due to a 4.2% increase in units shipped, driven by increases in all markets except Italy. This increase was offset by a 3.3% decrease in ASP, primarily driven by the U.K. and Japan. For the three months ended June 30, 2018, QVC-International experienced shipped sales growth in constant currency in home, accessories, and beauty, with decreases in electronics, apparel and jewelry. Net revenue growth in constant currency for the six months ended June 30, 2018 was primarily due to a 3.1% increase in units shipped, driven by increases in all markets except Italy. This was offset by a 1.3% decrease in ASP, primarily driven by U.K. and Japan and a $4 million increase in estimated product returns. For the six months ended June 30, 2018, QVC-International experienced shipped sales growth in constant currency in electronics, home, accessories, and beauty, with decreases in apparel and jewelry.
Cost of goods sold (excluding depreciation and amortization)
QVC's cost of goods sold as a percentage of net revenue was 61.7% and 62.4% for the three and six months ended June 30, 2018, respectively, compared to 62.2% and 62.7% for the three and six months ended June 30, 2017. For both the three and six months ended June 30, 2018, the decrease in cost of goods sold as a percentage of revenue is primarily due to the inclusion of Q-Card Income in net revenue, which was previously recorded as an offset to selling, general and administrative expenses, offset somewhat by higher warehouse and freight costs associated with the reduction of the ASP.
Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses increased $7 million or 5.1% and $15 million or 5.5% for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017, respectively.
For the three months ended June 30, 2018, operating expenses increased primarily due to a $3 million increase in credit card fees in the U.S., a $1 million increase in commissions, primarily in the U.K and Japan, and $3 million from unfavorable foreign currency exchange rates. For the six months ended June 30, 2018 operating expenses increased primarily due to a $7 million increase in credit card fees in the U.S., a $3 million increase in commissions, primarily in the U.K and Japan, and $7 million from unfavorable foreign currency exchange rates.
Selling, general and administrative expenses (excluding transaction related costs and stock-based compensation)
QVC's selling, general, and administrative expenses (excluding transaction related costs and stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, marketing, advertising expenses and during 2017, credit card income. Such expenses increased $54 million and $98 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year. As a percentage of revenue, such expenses increased from 7.3% to 9.5% for the three months ended June 30, 2018 and increased from 7.5% to 9.4% for the six months ended June 30, 2018, compared to the same periods in the prior year.
For the three months ended June 30, 2018, the increase was primarily due to the reclassification of Q-Card Income, attributing $26 million as a result of the adoption of ASC 606, which was previously recorded as an offset to selling, general and administrative expenses for the three months ended June 30, 2017. Additionally, there was a $7 million increase in bad debt expense, a $6 million increase in outside services primarily in the U.S. and Germany, a $4 million increase in personnel costs primarily in the U.S. and the U.K., a $5 million increase due to unfavorable exchange rates, a $2 million increase in U.S. franchise taxes, and a $2 million increase in marketing expenses primarily in the U.S. The increase in bad debt expense is due to favorability in default rates from prior periods, mostly related to the Easy-Pay program in the U.S. during the three months ended June 30, 2017.
For the six months ended June 30, 2018, the increase was primarily due to the reclassification of Q-Card Income, attributing $52 million as a result of the adoption of ASC 606, which was previously recorded as an offset to selling, general and administrative expenses for the six months ended June 30, 2017. Additionally, there was a $15 million increase due to unfavorable exchange rates, a $9 million increase in outside services, primarily in the U.S. and Germany, an $8 million increase in personnel costs in the U.S. and the U.K., a $4 million increase in bad debt expense, a $2 million increase in U.S. franchise taxes, and a $3 million increase in marketing expense primarily in the U.S. The increase in bad debt expense is due to favorability in default rates from prior periods, mostly related to the Easy-Pay program in the U.S. during the six months ended June 30, 2017.

Transaction related costs
Transaction related costs include restructuring, integration, and advisory fees ("transaction related costs") that were incurred by QVC as it relates to Qurate Retail's acquisition of HSN on December 29, 2017. QVC recorded $4 million of transaction related costs for the six months ended June 30, 2018, which were primarily incurred during the first quarter of 2018.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $11 million and $8 million of stock-based compensation expense for the three months ended June 30, 2018 and 2017, respectively, and $20 million and $14 million of stock-based compensation expense for the six months ended June 30, 2018 and 2017, respectively. The increase in stock compensation expense is primarily due to transfers of certain zulily employees into the Company subsequent to June 30, 2017 and the timing of the issuance of grants.
Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Affiliate agreements	$—	37	1	73
Customer relationships	1	43	2	84
Acquisition related amortization	1	80	3	157
Property and equipment	36	37	74	78
Software amortization	21	22	43	46
Channel placement amortization and related expenses	16	15	31	30
Total depreciation and amortization	$74	154	151	311
For the three and six months ended June 30, 2018, acquisition related amortization expense decreased primarily due to the end of the useful lives of certain affiliate agreements and customer relationships established at the time of Qurate Retail's acquisition of QVC in 2003.
Equity in losses of investee
The losses were associated with our joint venture in China that is accounted for as an equity method investment.
Interest expense, net
For the three and six months ended June 30, 2018, consolidated interest expense, net increased $2 million or 3.6% and increased $4 million or 3.6%, respectively, as compared to the corresponding period in the prior year. The increase is primarily related to increases in the interest rates used to service the debt.
Foreign currency gain (loss)
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the accompanying condensed consolidated statements of operations. For the three and six months ended June 30, 2018, the change in foreign currency gain (loss) was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.
Income taxes
Our effective tax rate was 24.4% and 25.9% for the three and six months ended June 30, 2018, respectively, compared to an effective tax rate of 37.3% and 36.9% for the three and six months ended June 30, 2017, respectively. The Tax Cuts and Jobs Act (the "Tax Act"), enacted in 2017, made broad and complex changes to the U.S. tax code which included a lowering of the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, changes in how foreign earnings are taxed in the U.S., the limitation on the deduction of net interest expense and other changes. The reduction to the 2018 effective tax rate is a result of these changes from the Tax Act. The 2018 rate differs from the U.S. federal income tax rate of 21% due primarily to state and foreign tax expenses.

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
The primary material limitations associated with the use of Adjusted OIBDA as compared to U.S. GAAP results are (i) it may not be comparable to similarly titled measures used by other companies in the industry, and (ii) it excludes financial information that some may consider important in evaluating QVC's performance. QVC compensates for these limitations by providing disclosure of the difference between Adjusted OIBDA and U.S. GAAP results, including providing a reconciliation of Adjusted OIBDA to U.S. GAAP results, to enable investors to perform their own analysis of QVC's operating results. See note 12 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to income before income taxes.
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
As of June 30, 2018, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and certain of its subsidiaries and have equal priority to QVC's senior secured credit facility. The interest on all of QVC's senior secured notes is payable semi-annually. At June 30, 2018, the 3.125% Senior Secured Notes due 2019 were reclassified from long-term portion of debt and capital lease obligation to current portion, as they mature in less than one year from June 30, 2018.

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
QVC had $1,305 million, including the remaining portion of the $400 million tranche that zulily may also borrow on, available under the terms of the Third Amended and Restated Credit Agreement at June 30, 2018. The interest rate on the Third Amended and Restated Credit Agreement was 3.5% at June 30, 2018.
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
Other Debt Related Information
QVC was in compliance with all of its debt covenants at June 30, 2018.
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

Interest Rate Swap Arrangements
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in gain on financial instruments in the accompanying condensed consolidated statements of operations. At June 30, 2018, the fair value of the swap instrument was in a net asset position of approximately $2 million which was included in prepaid expenses and other current assets.
Additional Cash Flow Information
During the six months ended June 30, 2018, QVC's primary uses of cash were $1,448 million of principal payments on debt and capital lease obligations, $243 million of dividend payments to Qurate Retail, $129 million of capital and television distribution rights expenditures and $23 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,278 million of principal borrowings from the senior secured credit facility, $653 million of cash provided by operating activities and a $140 million capital contribution from Qurate Retail. As of June 30, 2018, QVC's cash, cash equivalents and restricted cash balance was $493 million.
During the six months ended June 30, 2017, QVC's primary uses of cash were $1,406 million of principal payments on debt and capital lease obligations, $233 million of dividends to Qurate Retail, $73 million of capital and television distribution rights expenditures and $22 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,094 million of principal borrowings from the senior secured credit facility and $663 million of cash provided by operating activities. As of June 30, 2017, QVC's cash, cash equivalents and restricted cash balance was $317 million.
The change in cash provided by operating activities for the six months ended June 30, 2018 compared to the previous year was primarily due to the increase in net income partially offset by a decrease in amortization due to the end of the useful lives of certain affiliate agreements and customer relationships established at the time of Qurate Retail's acquisition of QVC in 2003. Cash provided by operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
As of June 30, 2018, $263 million of the $493 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 52% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax-efficiently as possible and meet the business needs of QVC.
Other
Capital expenditures spending in 2018 is expected to be between $180 and $230 million, including $68 million already expended.

Refer to the chart under the "Off-balance Sheet Arrangements and Aggregate Contractual Obligations" section below for additional information concerning the amount and timing of expected future payments under QVC's contractual obligations at June 30, 2018.
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

Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations at June 30, 2018 is summarized below:

	Payments due by period
(in millions)	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt (1)	$—	400	—	1,335	500	2,650	4,885
Interest payments (2)	108	208	204	178	154	755	1,607
Capital lease obligations (including imputed interest)	8	15	12	11	10	29	85
Operating lease obligations	10	17	14	11	10	75	137
Build to suit lease	2	6	6	6	6	58	84
Purchase obligations and other (3)	$1,843	114	22	11	1	—	1,991
(1) Amounts exclude capital lease obligations and the issue discounts on our 3.125%, 4.375%, 4.85%, 4.45%, 5.45% and 5.95% Senior Secured Notes. Additionally, the presentation assumes there is no amount outstanding on the $140 million commitment under our senior secured credit facility that matures on March 9, 2020.
(2) Amounts (i) are based on the terms of QVC's senior secured credit facility and senior secured notes, (ii) assumes the interest rates on the floating rate debt remain constant at the rates in effect as of June 30, 2018, (iii) assumes that our existing debt is repaid at maturity and (iv) excludes capital lease obligations.
(3) Amounts include open purchase orders for inventory and non-inventory purchases along with other contractual obligations.

Adoption of new accounting pronouncements
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued ASU No. 2016-08, which clarifies principal versus agent considerations, in April 2016, the FASB issued ASU No. 2016-10, which clarifies the identification of performance obligations and the implementation guidance for licensing, and in May 2016, the FASB issued ASU No. 2016-12, which clarifies assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. On January 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, and all related amendments ("ASC 606") to all contracts using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as a $14 million adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption of the new revenue standard to have a material impact to its net income on an ongoing basis.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company adopted this guidance on January 1, 2018 and there was no significant effect of the standard on its condensed consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Statements - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments with readily determinable fair values (except those accounted for under the equity method of accounting or those that result in consolidation) to be measured at fair value with changes in fair value recognized in net income and simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2017. The Company adopted this guidance during the first quarter of 2018 and there was no significant effect of the standard on its financial reporting.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues to reduce the diversity in practice for appropriate classification on the statement of cash flows. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The Company adopted this guidance during the first quarter of 2018 and there was no significant effect of the standard on its condensed consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company adopted this guidance during the first quarter of 2018 and has reclassified prior period balances in cash and cash equivalents within the condensed consolidated statements of cash flows in order to conform with current period presentation.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity to which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The Company adopted this guidance during the first quarter of 2018 and there was no significant effect of the standard on its condensed consolidated financial statements.
Accounting pronouncements issued but not yet adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which revises the accounting treatment related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for the Company beginning on January 1, 2019 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. While the Company is currently evaluating the effect that the updated standard will have on its ongoing financial reporting, it expects that the operating leases listed in note 7 - Leases to the accompanying consolidated financial statements will be recognized as right of- use assets and operating lease liabilities on the consolidated balance sheets upon adoption of the new standard.
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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at June 30, 2018:

(in millions, except percentages)	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	400	—	—	500	2,650	3,550	3,479
Weighted average interest rate on fixed rate debt	—%	3.125%	—%	—%	5.1%	4.8%	4.7%	N/A
Variable rate debt (1)	$—	—	—	1,335	—	—	1,335	1,335
Average interest rate on variable rate debt	—%	—%	—%	3.5%	—%	—%	3.5%	N/A
(1) Amounts exclude capital lease and build to suit lease obligations and the issue discounts on our 3.125%, 4.375%, 4.85%, 4.45%, 5.45% and 5.95% Senior Secured Notes. Additionally, the presentation assumes there is no amount outstanding on the $140 million commitment under our senior secured credit facility that matures on March 9, 2020.
N/A - Not applicable.
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in gain on financial instruments in the accompanying condensed consolidated statements of operations. At June 30, 2018, the fair value of the swap instrument was in a net asset position of approximately $2 million which was included in prepaid expenses and other current assets. A 1% change in the one-month U.S. LIBOR rate (floating portion of the interest rate swap) would result in a change in the value of the swap instrument of less than $2 million.
Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three and six months ended June 30, 2018 would have been impacted by approximately $1 million and $2 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The Third Amended and Restated Credit Agreement provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of June 30, 2018, no borrowings in foreign currencies were outstanding.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, who is also its principal financial officer (the "Executive"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executive concluded that the Company's disclosure controls and procedures were effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
QVC, Inc.

Date: August 8, 2018	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

II-2