Form 10-Q
period 2018-09-30
QVC INC
filed 2018-11-09
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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
Registrant's telephone number, including area code: (484) 701-1000
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

QVC, Inc.
2018 QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(in millions, except share amounts)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$388	260
Restricted cash	7	8
Accounts receivable, less allowance for doubtful accounts of $83 at September 30, 2018 and $91 at December 31, 2017	951	1,388
Inventories	1,173	1,019
Prepaid expenses and other current assets	114	51
Total current assets	2,633	2,726
Property and equipment, net of accumulated depreciation of $1,244 at September 30, 2018 and $1,174 at December 31, 2017	981	1,005
Television distribution rights, net	107	78
Goodwill	5,051	5,075
Other intangible assets, net	2,590	2,605
Other noncurrent assets	58	61
Total assets	$11,420	11,550
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$419	17
Accounts payable-trade	784	756
Accrued liabilities	679	872
Total current liabilities	1,882	1,645
Long-term portion of debt and capital lease obligations	4,183	5,173
Deferred income taxes	464	473
Other long-term liabilities	136	117
Total liabilities	6,665	7,408
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	7,257	6,897
Accumulated deficit	(2,481)	(2,772)
Accumulated other comprehensive loss	(140)	(93)
Total QVC, Inc. stockholder's equity	4,636	4,032
Noncontrolling interest	119	110
Total equity	4,755	4,142
Total liabilities and equity	$11,420	11,550

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Net revenue	$2,058	2,010	6,234	5,954
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,300	1,282	3,906	3,755
Operating	144	145	433	419
Selling, general and administrative, including transaction related costs and stock-based compensation	235	180	652	489
Depreciation	36	38	110	116
Amortization	42	91	119	324
	1,757	1,736	5,220	5,103
Operating income	301	274	1,014	851
Other (expense) income:
Equity in losses of investee	(1)	—	(2)	(3)
Interest expense, net	(57)	(54)	(172)	(165)
Foreign currency (loss) gain	(1)	4	—	(6)
	(59)	(50)	(174)	(174)
Income before income taxes	242	224	840	677
Income tax expense	(69)	(58)	(224)	(225)
Net income	173	166	616	452
Less net income attributable to the noncontrolling interest	(11)	(12)	(33)	(33)
Net income attributable to QVC, Inc. stockholder	$162	154	583	419

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Net income	$173	166	616	452
Foreign currency translation adjustments, net of tax	(22)	28	(48)	110
Total comprehensive income	151	194	568	562
Comprehensive income attributable to noncontrolling interest	(8)	(12)	(32)	(37)
Comprehensive income attributable to QVC, Inc. stockholder	$143	182	536	525

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
(in millions)	2018	2017
Operating activities:
Net income	$616	452
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of investee	2	3
Deferred income taxes	(9)	(73)
Foreign currency loss	—	6
Depreciation	110	116
Amortization	119	324
Change in fair value of financial instruments and noncash interest	5	5
Stock-based compensation	30	23
Change in other long-term liabilities	19	(7)
Effects of changes in working capital items	48	58
Net cash provided by operating activities	940	907
Investing activities:
Capital expenditures	(125)	(83)
Expenditures for television distribution rights	(80)	(35)
Changes in other noncurrent assets	1	(2)
Net cash used in investing activities	(204)	(120)
Financing activities:
Principal payments of debt and capital lease obligations	(2,285)	(1,791)
Principal borrowings of debt from senior secured credit facility	1,451	1,574
Proceeds from issuance of senior secured notes	225	—
Payment of debt origination fees	(8)	—
Capital contributions received from Qurate Retail, Inc.	340	—
Dividends paid to Qurate Retail, Inc.	(297)	(491)
Dividends paid to noncontrolling interest	(23)	(22)
Other financing activities	(10)	(10)
Net cash used in financing activities	(607)	(740)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(2)	13
Net increase in cash, cash equivalents and restricted cash	127	60
Cash, cash equivalents and restricted cash, beginning of period	268	294
Cash, cash equivalents and restricted cash, end of period	$395	354
Effects of changes in working capital items:
Decrease in accounts receivable	$434	369
Increase in inventories	(188)	(191)
Increase in prepaid expenses and other current assets	(65)	(4)
Increase in accounts payable-trade	30	20
Decrease in accrued liabilities and other	(163)	(136)
Effects of changes in working capital items	$48	58

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statement of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2017	1	$—	6,897	(2,772)	(93)	110	4,142
Prior period adjustments due to adoption of new accounting pronouncements	—	—	—	13	—	—	13
Net income	—	—	—	583	—	33	616
Foreign currency translation adjustments, net of tax	—	—	—	—	(47)	(1)	(48)
Capital contributions received from Qurate Retail, Inc.	—	—	340	—	—	—	340
Dividends paid to Qurate Retail, Inc. and noncontrolling interest and other	—	—	—	(297)	—	(23)	(320)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(8)	—	—	(8)
Withholding taxes on net share settlements of stock-based compensation	—	—	(10)	—	—	—	(10)
Stock-based compensation	—	—	30	—	—	—	30
Balance, September 30, 2018	1	$—	7,257	(2,481)	(140)	119	4,755

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
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the nine months ended September 30, 2018 and 2017, QVC-Japan paid dividends to Mitsui of $23 million and $22 million, respectively.
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
The Company is an indirect wholly-owned subsidiary of Qurate Retail, Inc. ("Qurate Retail") (formerly Liberty Interactive Corporation) (Nasdaq: QRTEA and QRTEB), which owns interests in a broad range of digital commerce businesses, including Qurate Retail's other wholly-owned subsidiaries HSN, Inc. ("HSN") and zulily, llc ("zulily"), as well as other minority investments. QVC is part of the Qurate Retail Group ("QRG"), formerly QVC Group, a portfolio of brands including QVC, HSN, zulily and the Cornerstone brands. On March 9, 2018, Qurate Retail, GCI Liberty, Inc. ("GCI Liberty") (formerly General Communication, Inc.), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Qurate Retail completed transactions whereby Qurate Retail acquired GCI Liberty through a reorganization in which certain assets and liabilities attributed to Qurate Retail’s Ventures Group were contributed to GCI Liberty in exchange for a controlling interest in GCI Liberty. Qurate Retail then effected a tax-free separation of its controlling interest in the combined company. Qurate Retail's QVC Group common stock became the only outstanding common stock of Qurate Retail.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

On October 1, 2015, Qurate Retail acquired all of the outstanding shares of zulily (now known as zulily, llc). zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. The Company believes that its business is complementary to the Company. zulily is not part of the results of operations or financial position of QVC presented in these condensed consolidated financial statements. During each of the nine months ended September 30, 2018 and 2017, QVC and zulily engaged in multiple transactions relating to personnel, sales, sourcing of merchandise, marketing initiatives and business advisory services. The gross value of these transactions totaled approximately $8 million and $7 million for the nine months ended September 30, 2018 and 2017, respectively, which did not have a material impact on QVC's financial position, results of operations, or liquidity.
On June 23, 2016, QVC amended and restated its senior secured credit facility (the "Third Amended and Restated Credit Agreement") increasing the revolving credit facility from $2.25 billion to $2.65 billion as explained further in note 6. The Third Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or zulily. Under the terms of the Third Amended and Restated Credit Agreement, QVC and zulily are jointly and severally liable for all amounts borrowed on the $400 million tranche. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of zulily. As of September 30, 2018, there was $150 million borrowed by zulily on the $400 million tranche of the Third Amended and Restated Credit Agreement, none of which the Company expects to repay on behalf of zulily.
On December 29, 2017, Qurate Retail completed the acquisition of the remaining 62% ownership interest of HSN in an all-stock transaction. HSN is not included in the results of operations or financial position of QVC presented in the Company's condensed consolidated financial statements. During the nine months ended September 30, 2018, QVC and HSN engaged in transactions relating to personnel, sales, sourcing of merchandise, marketing initiatives, business advisory services, and software development. The gross value of these transactions totaled $28 million, which did not have a material impact on QVC's financial position, results of operations, or liquidity.
On October 17, 2018, QRG announced a series of initiatives designed to better position its HSN and QVC- U.S. businesses (“QRG Initiatives”). As part of the QRG Initiatives, QVC will close its fulfillment center in Lancaster, Pennsylvania and has entered into an agreement to lease a new fulfillment center in Bethlehem, Pennsylvania, commencing in 2019 (see note 7). QVC recorded transaction related costs of $28 million during the third quarter of 2018, which primarily related to severance as a result of the QRG initiatives.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

In accordance with the new revenue standard requirements, the impact of adoption on our condensed consolidated statements of operations was as follows:

Statements of Operations	Three months ended September 30, 2018			Nine months ended September 30, 2018
(in millions)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Increase/(Decrease)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Increase/(Decrease)
Net revenue	$2,058	2,020	38	6,234	6,126	108

Costs and expenses:
Cost of goods sold	1,300	1,295	5	3,906	3,892	14
Operating	144	142	2	433	430	3
Selling, general and administrative, including transaction related costs and stock-based compensation	235	209	26	652	574	78

Income tax expense	69	68	1	224	221	3

Net income	$173	169	4	616	606	10
The effect of changes of adoption is primarily due to the timing of revenue recognition and the classification of income for its QVC-branded credit card ("Q-Card Income"). For the three and nine months ended September 30, 2018, revenue is recognized at the time of shipment to its customers consistent with when control passes and Q-Card Income is recognized in revenue. For the three and nine months ended September 30, 2017, revenue was recognized at the time of delivery to the customers and deferred revenue was recorded to account for the shipments in-transit. In addition, Q-Card Income was recognized as an offset to selling, general and administrative expenses. The Company also recognized a separate $58 million asset (included in prepaid expenses and other current assets) related to the expected return of inventory and a $140 million liability (included in accrued liabilities) relating to its sales return reserve at September 30, 2018, instead of the net presentation of the liability that was reported at December 31, 2017 and September 30, 2017.
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
Accounting pronouncements issued but not yet adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which revises the accounting treatment related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. In July 2018, the FASB issued ASU No. 2018-11, which provides entities a transition method in which the entity may apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings at January 1, 2019. The Company intends to elect this optional transition method. While the Company is currently evaluating the effect that the updated standard will have on its ongoing financial reporting, it expects that the operating leases listed in note 7 - Leases will be recognized as right of- use assets and operating lease liabilities on the consolidated balance sheets upon adoption of the new standard. The Company does not anticipate that the adoption will have a material impact on its consolidated statements of operations.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles- Goodwill and Other- Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance will be effective for the Company in the first quarter of 2020 with early adoption permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(2) Television Distribution Rights, Net
Television distribution rights consisted of the following:

(in millions)	September 30, 2018	December 31, 2017
Television distribution rights	$665	730
Less accumulated amortization	(558)	(652)
Television distribution rights, net	$107	78
The Company recorded amortization expense of $18 million and $39 million for the three months ended September 30, 2018 and 2017, respectively, related to television distribution rights. For the nine months ended September 30, 2018 and 2017, amortization expense for television distribution rights was $50 million and $141 million, respectively. The decrease in amortization expense for both periods is primarily due to the end of affiliation agreement terms for contracts in place at the time of Qurate Retail's acquisition of QVC in 2003.
As of September 30, 2018, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2018	$14
2019	44
2020	38
2021	9
2022	2
(3) Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2018 were as follows:

(in millions)	QVC-U.S.	QVC-Germany	QVC-Japan	QVC-U.K.	QVC-Italy	Total
Balance as of December 31, 2017	$4,190	305	269	176	135	5,075
Exchange rate fluctuations	—	(12)	(2)	(6)	(4)	(24)
Balance as of September 30, 2018	$4,190	293	267	170	131	5,051
(4) Other Intangible Assets, Net
Other intangible assets consisted of the following:

	September 30, 2018			December 31, 2017
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$758	(607)	151	710	(548)	162
Affiliate and customer relationships	2,412	(2,405)	7	2,419	(2,409)	10
Debt origination fees	8	(4)	4	8	(3)	5
Trademarks (indefinite life)	2,428	—	2,428	2,428	—	2,428
	$5,606	(3,016)	2,590	5,565	(2,960)	2,605
The Company recorded amortization expense of $24 million and $52 million for the three months ended September 30, 2018 and 2017, respectively, related to other intangible assets. For the nine months ended September 30, 2018 and 2017, amortization expense for other intangible assets was $69 million and $183 million, respectively. The decrease in amortization expense for each period is primarily due to the end of affiliation agreement terms for contracts in place at the time of Qurate Retail's acquisition of QVC in 2003.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

As of September 30, 2018, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2018	$25
2019	76
2020	44
2021	17
2022	—
(5) Accrued Liabilities
Accrued liabilities consisted of the following:

(in millions)	September 30, 2018	December 31, 2017
Accounts payable non-trade	$211	279
Allowance for sales returns	140	96
Accrued compensation and benefits	105	119
Income taxes	67	128
Sales and other taxes	45	71
Accrued interest	38	58
Deferred revenue	13	58
Other	60	63
	$679	872
(6) Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consisted of the following:

(in millions)	September 30, 2018	December 31, 2017
3.125% Senior Secured Notes due 2019, net of original issue discount	$399	399
5.125% Senior Secured Notes due 2022	500	500
4.375% Senior Secured Notes due 2023, net of original issue discount	750	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	600
4.45% Senior Secured Notes due 2025, net of original issue discount	599	599
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
6.375% Senior Secured Notes due 2067	225	—
Senior secured credit facility	675	1,496
Capital lease obligations	182	68
Build to suit lease obligation	—	101
Less debt issuance costs, net	(27)	(22)
Total debt and capital lease obligations	4,602	5,190
Less current portion	(419)	(17)
Long-term portion of debt and capital lease obligations	$4,183	5,173

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and certain of its subsidiaries and have equal priority to QVC's senior secured credit facility. With the exception of the notes in the following paragraph, the interest on QVC's senior secured notes is payable semi-annually. At September 30, 2018, the 3.125% Senior Secured Notes due 2019 are classified within current portion of long-term debt as they mature in less than one year from September 30, 2018.
In September 2018, QVC completed a registered debt offering for $225 million of 6.375% Senior Secured Notes due 2067 (the “2067 Notes”). The proceeds were used to partially prepay existing indebtedness under QVC's senior secured credit facility and for general corporate purposes. The costs to complete the financing were deferred and are being amortized to interest expense over the term of the 2067 Notes. Interest on the 2067 Notes will be paid quarterly in March, June, September, and December, commencing on December 15, 2018. QVC has the option to call the 2067 Notes after 5 years at par value.
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
QVC had $1,815 million, including the remaining portion of the $400 million tranche that zulily may also borrow on, available under the terms of the Third Amended and Restated Credit Agreement at September 30, 2018. The interest rate on the Third Amended and Restated Credit Agreement was 3.7% at September 30, 2018.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Interest Rate Swap Arrangements
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in other expense (income) in the accompanying condensed consolidated statements of operations. At September 30, 2018, the fair value of the swap instrument was in a net asset position of approximately $2 million which was included in prepaid expenses and other current assets.
Other Debt Related Information
QVC was in compliance with all of its debt covenants at September 30, 2018.
During the quarter, there were no significant changes to QVC's debt credit ratings.
The weighted average interest rate applicable to all of the outstanding debt (excluding capital leases) prior to amortization of bond discounts and related debt issuance costs was 4.6% as of September 30, 2018.
(7) Leases
Future minimum payments under noncancelable operating leases and capital leases with initial terms of one year or more at September 30, 2018 consisted of the following:

(in millions)	Capital Leases	Operating leases
Remainder of 2018	$7	6
2019	27	21
2020	24	17
2021	24	11
2022	22	9
Thereafter	133	72
Total	$237	136
The Company has entered into fourteen separate capital lease agreements with transponder and transmitter network suppliers to transmit its signals in the U.S., Germany and France at an aggregate monthly cost of $1 million. The Company is also party to a capital lease agreement for data processing hardware. Depreciation expense related to these capital leases was $3 million for each of the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, depreciation expense related to these capital leases was $11 million and $9 million, respectively. Total future minimum capital lease payments of $237 million includes $55 million of imputed interest. The transponder service agreements for our U.S. transponders expire between 2019 and 2023. The transponder and transmitter network service agreements for our international transponders expire between 2019 and 2027.
Expenses for operating leases, principally for data processing equipment, facilities, satellite uplink service agreements and the California distribution center land through August 2018, amounted to $6 million and $5 million for each of the three months ended September 30, 2018 and 2017 and $18 million and $17 million for each of the nine months ended September 30, 2018 and 2017.
On July 2, 2015, QVC entered into a lease (the “Lease”) for a California distribution center. Pursuant to the Lease, the landlord built an approximately one million square foot rental building in Ontario, California (the “Premises”), and thereafter leased the Premises to QVC as its new California distribution center for an initial term of 15 years. Under the Lease, QVC was required to pay an initial base rent of approximately $6 million per year, increasing to approximately $8 million per year by the final year of the initial term, as well as all real estate taxes and other building operating costs. QVC also had an option to extend the term of the Lease for up to two consecutive terms of 10 years each.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The Company concluded that it was the deemed owner (for accounting purposes only) of the Premises during the construction period under build to suit lease accounting. Upon opening the distribution center, the Company evaluated whether the Lease met the criteria for "sale-leaseback" treatment under U.S. GAAP and concluded that it did not and therefore treated the Lease as a financing obligation and lease payments were attributed to: (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense representing an imputed cost to lease the underlying land of the Premises.
In August 2018, QVC exercised the right to purchase the Premises and related land from the landlord by entering into an amended and restated agreement ("New Lease"). QVC made an initial payment of $10 million and will make annual payments of $12 million over a term of 13 years. The Company classifies the New Lease within capital lease obligations and lease payments are attributed to: (1) a reduction of the principal obligation and (2) imputed interest expense. In connection with the New Lease, QVC capitalized the related land at fair market value while the building asset is currently being depreciated over its estimated useful life of 20 years.
On October 5, 2018, subsequent to the end of the third quarter of 2018, QVC entered into a lease (“ECDC Lease”) for an East Coast distribution center as part of the QRG Initiatives. The 1.7 million square foot rental building is located in Bethlehem, Pennsylvania and will be leased to QVC for an initial term of 15 years. QVC expects the ECDC Lease to commence in the third quarter of 2019, at which point the discounted value of the ECDC Lease will be recorded as an asset and a liability in the consolidated balance sheets in accordance with ASU No. 2016-02, which will be adopted by the Company on January 1, 2019. Under the ECDC Lease, QVC will be required to pay an initial base rent of approximately $10 million per year, increasing to approximately $14 million per year, as well as all real estate taxes and other building operating costs. QVC also has the option to extend the term of the ECDC Lease for up to two consecutive terms of 5 years each and one final term of 4 years.
(8) Revenue
Disaggregated revenue by segment and product category consisted of the following:

	Three months ended September 30, 2018			Nine months ended September 30, 2018
(in millions)	QVC-U.S.	QVC-International	Total	QVC-U.S.	QVC-International	Total
Home	$497	235	732	1,450	730	2,180
Apparel	286	113	399	898	348	1,246
Beauty	228	148	376	717	450	1,167
Accessories	180	64	244	560	203	763
Jewelry	79	51	130	250	154	404
Electronics	115	26	141	290	74	364
Other revenue	33	3	36	97	13	110
Total net revenue	$1,418	640	2,058	4,262	1,972	6,234

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Revenue Recognition

For the three and nine months ended September 30, 2018, revenue is recognized when obligations with our customers are satisfied; generally this occurs at the time of shipment to our customers consistent with when control of the shipped product passes. The recognized revenue reflects the consideration we expect to receive in exchange for transferring goods, net of allowances for returns.

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

Significant Judgments

Our products are generally sold with a right of return and we may provide other credits or incentives, which are accounted for as variable consideration when estimating the amount of revenue to recognize. Returns and credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available. The Company has determined that it is generally the principal in vendor arrangements as the Company can establish control over the goods prior to shipment. Accordingly, the Company records revenue for these arrangements on a gross basis.

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

For the three months ended September 30, 2018 and September 30, 2017, the Company recorded a tax provision of $69 million and $58 million, which represented an effective tax rate of 28.5% and 25.9%, respectively. For the nine months ended September 30, 2018 and September 30, 2017, the Company recorded a tax provision of $224 million and $225 million, which represented an effective tax rate of 26.7% and 33.2%, respectively. The Tax Act, enacted in 2017, made broad and complex changes to the U.S. tax code which included a lowering of the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, changes in how foreign earnings are taxed in the U.S., the limitation on the deduction of net interest expense and other changes. The reduction in the effective tax rate for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 is a result of these changes from the Tax Act. The increase in the effective tax rate for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 is due to the impact of prior year discrete permanent differences related to foreign currency losses realized for tax purposes, partially offset by changes from the Tax Act. The 2018 rate differs from the U.S. federal income tax rate of 21% due primarily to state and foreign tax expenses. The 2017 rate differs from the U.S. federal income tax rate of 35% due primarily to the impact of the aforementioned discrete permanent differences related to foreign currency losses realized for tax purposes offset by state tax expense.
The Company files Federal tax returns on a consolidated basis with its parent company, Qurate Retail. The Company is party to ongoing discussions with the Internal Revenue Service ("IRS") under the Compliance Assurance Process audit program ("CAP"). The Company's tax years through 2014 are closed for federal income tax purposes, and the IRS has completed its examination of the Company's 2015 and 2016 tax years. The Company's 2017 and 2018 tax years are being examined currently as part of Qurate Retail's consolidated return under the IRS CAP program. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of September 30, 2018, the Company, or one of its subsidiaries, was under examination in Pennsylvania.
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
The amounts of the tax-related balances due to Qurate Retail at September 30, 2018 and December 31, 2017 were $7 million and $60 million, respectively. These amounts were included in accrued liabilities in the accompanying condensed consolidated balance sheets.
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
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at September 30, 2018 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$163	163	—	—
Interest rate swap arrangements	2	—	2	—
Debt (note 6)	4,341	216	4,125	—

		Fair value measurements at December 31, 2017 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$42	42	—	—
Noncurrent assets:
Interest rate swap arrangements	2	—	2	—
Debt (note 6)	5,132	—	5,132	—
The 2067 Notes (ticker: QVCD) are considered Level 1 fair value instruments as reported in the foregoing tables as they are traded on the New York Stock Exchange, which the Company considers to be an "active market," as defined by U.S. GAAP. The remainder of the Company's Level 2 financial liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets." Accordingly, these financial instruments are reported in the foregoing tables as Level 2 fair value instruments.
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in other (expense) income in the accompanying condensed consolidated statements of operations. At September 30, 2018, the fair value of the swap instrument was in a net asset position of approximately $2 million, which is included in prepaid expenses and other current assets.
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
Performance measures

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QVC-U.S.	$1,418	324	1,374	316	4,262	1,005	4,111	1,013
QVC-International	640	93	636	99	1,972	300	1,843	304
Consolidated QVC	$2,058	417	2,010	415	6,234	1,305	5,954	1,317
Other information

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QVC-U.S.	$22	40	24	83	68	111	70	293
QVC-International	14	2	14	8	42	8	46	31
Consolidated QVC	$36	42	38	91	110	119	116	324

	September 30, 2018		December 31, 2017
(in millions)	Total assets	Capital expenditures	Total assets	Capital expenditures
QVC-U.S.	$9,284	83	9,429	116
QVC-International	2,136	42	2,121	36
Consolidated QVC	$11,420	125	11,550	152

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Property and equipment, net of accumulated depreciation, by segment were as follows:

(in millions)	September 30, 2018	December 31, 2017
QVC-U.S.	$538	559
QVC-International	443	446
Consolidated QVC	$981	1,005
The following table provides a reconciliation of Adjusted OIBDA to income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Adjusted OIBDA	$417	415	1,305	1,317
Transaction related costs	(28)	(3)	(32)	(3)
Stock-based compensation	(10)	(9)	(30)	(23)
Depreciation and amortization	(78)	(129)	(229)	(440)
Equity in losses of investee	(1)	—	(2)	(3)
Interest expense, net	(57)	(54)	(172)	(165)
Foreign currency (loss) gain	(1)	4	—	(6)
Income before income taxes	$242	224	840	677

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(13) Other Comprehensive (Loss) Income
The change in the component of accumulated other comprehensive loss, net of taxes ("AOCL"), is summarized as follows:

(in millions)	Foreign currency translation adjustments	AOCL
Balance at January 1, 2018	$(93)	(93)
Other comprehensive loss attributable to QVC, Inc. stockholder	(47)	(47)
Balance at September 30, 2018	(140)	(140)

Balance at January 1, 2017	$(224)	(224)
Other comprehensive income attributable to QVC, Inc. stockholder	106	106
Balance at September 30, 2017	(118)	(118)
The component of other comprehensive (loss) income is reflected in QVC's condensed consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive (loss) income:

(in millions)	Before-tax amount	Tax (expense) benefit	Net-of-tax amount
Three months ended September 30, 2018
Foreign currency translation adjustments	$(21)	(1)	(22)
Other comprehensive loss	(21)	(1)	(22)

Three months ended September 30, 2017
Foreign currency translation adjustments	$33	(5)	28
Other comprehensive income	33	(5)	28

Nine months ended September 30, 2018:
Foreign currency translation adjustments	$(47)	(1)	(48)
Other comprehensive loss	(47)	(1)	(48)

Nine months ended September 30, 2017:
Foreign currency translation adjustments	$135	(25)	110
Other comprehensive income	135	(25)	110

(14) Subsequent Event
Other than those events disclosed in note 7, there were no other events that occurred subsequent to September 30, 2018, but prior to November 9, 2018, that had a material impact on the Company's consolidated financial statements.

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Balance Sheets

September 30, 2018
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$45	90	253	—	388
Restricted cash	5	—	2	—	7
Accounts receivable, net	686	—	265	—	951
Inventories	870	—	303	—	1,173
Prepaid expenses and other current assets	62	—	52	—	114
Total current assets	1,668	90	875	—	2,633
Property and equipment, net	269	56	656	—	981
Television distribution rights, net	—	106	1	—	107
Goodwill	4,190	—	861	—	5,051
Other intangible assets, net	523	2,048	19	—	2,590
Other noncurrent assets	10	—	48	—	58
Investments in subsidiaries	3,689	1,650	—	(5,339)	—
Total assets	$10,349	3,950	2,460	(5,339)	11,420
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$403	—	16	—	419
Accounts payable-trade	515	—	269	—	784
Accrued liabilities	148	218	313	—	679
Intercompany accounts payable (receivable)	438	(1,529)	1,091	—	—
Total current liabilities	1,504	(1,311)	1,689	—	1,882
Long-term portion of debt and capital lease obligations	4,030	—	153	—	4,183
Deferred income taxes	58	459	(53)	—	464
Other long-term liabilities	121	—	15	—	136
Total liabilities	5,713	(852)	1,804	—	6,665
Equity:
QVC, Inc. stockholder's equity	4,636	4,802	537	(5,339)	4,636
Noncontrolling interest	—	—	119	—	119
Total equity	4,636	4,802	656	(5,339)	4,755
Total liabilities and equity	$10,349	3,950	2,460	(5,339)	11,420

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Three months ended September 30, 2018
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,459	231	701	(333)	2,058
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	879	36	431	(46)	1,300
Operating	109	68	70	(103)	144
Selling, general and administrative, including transaction related costs and stock-based compensation	303	—	116	(184)	235
Depreciation	16	2	18	—	36
Amortization	21	18	3	—	42
	1,328	124	638	(333)	1,757
Operating income	131	107	63	—	301
Other (expense) income:
Equity in losses of investee	—	—	(1)	—	(1)
Interest (expense) income, net	(57)	1	(1)	—	(57)
Foreign currency loss	—	—	(1)	—	(1)
Intercompany interest (expense) income	(8)	38	(30)	—	—
	(65)	39	(33)	—	(59)
Income before income taxes	66	146	30	—	242
Income tax expense	(27)	(29)	(13)	—	(69)
Equity in earnings of subsidiaries, net of tax	134	4	—	(138)	—
Net income	173	121	17	(138)	173
Less net income attributable to the noncontrolling interest	(11)	—	(11)	11	(11)
Net income attributable to QVC, Inc. stockholder	$162	121	6	(127)	162

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Three months ended September 30, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,419	234	688	(331)	2,010
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	864	37	422	(41)	1,282
Operating	106	64	70	(95)	145
Selling, general and administrative, including transaction related costs and stock-based compensation	262	—	113	(195)	180
Depreciation	17	2	19	—	38
Amortization	47	35	9	—	91
	1,296	138	633	(331)	1,736
Operating income	123	96	55	—	274
Other (expense) income:
Equity in losses of investee	—	—	—	—	—
Interest expense, net	(54)	—	—	—	(54)
Foreign currency (loss) gain	(1)	1	4	—	4
Intercompany interest (expense) income	(1)	23	(22)	—	—
	(56)	24	(18)	—	(50)
Income before income taxes	67	120	37	—	224
Income tax expense	(13)	(24)	(21)	—	(58)
Equity in earnings of subsidiaries, net of tax	112	19	—	(131)	—
Net income	166	115	16	(131)	166
Less net income attributable to the noncontrolling interest	(12)	—	(12)	12	(12)
Net income attributable to QVC, Inc. stockholder	$154	115	4	(119)	154

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Nine months ended September 30, 2018
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$4,374	672	2,133	(945)	6,234
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	2,615	103	1,311	(123)	3,906
Operating	308	184	214	(273)	433
Selling, general and administrative, including transaction related costs and stock-based compensation	855	1	345	(549)	652
Depreciation	49	7	54	—	110
Amortization	60	51	8	—	119
	3,887	346	1,932	(945)	5,220
Operating income	487	326	201	—	1,014
Other (expense) income:
Equity in losses of investee	—	—	(2)	—	(2)
Interest (expense) income, net	(171)	2	(3)	—	(172)
Foreign currency gain (loss)	2	—	(2)	—	—
Intercompany interest (expense) income	(23)	114	(91)	—	—
	(192)	116	(98)	—	(174)
Income before income taxes	295	442	103	—	840
Income tax expense	(87)	(88)	(49)	—	(224)
Equity in earnings of subsidiaries, net of tax	408	38	—	(446)	—
Net income	616	392	54	(446)	616
Less net income attributable to the noncontrolling interest	(33)	—	(33)	33	(33)
Net income attributable to QVC, Inc. stockholder	$583	392	21	(413)	583

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Nine months ended September 30, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$4,225	679	1,992	(942)	5,954
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	2,557	106	1,210	(118)	3,755
Operating	301	182	204	(268)	419
Selling, general and administrative, including transaction related costs and stock-based compensation	743	—	302	(556)	489
Depreciation	50	6	60	—	116
Amortization	167	125	32	—	324
	3,818	419	1,808	(942)	5,103
Operating income	407	260	184	—	851
Other (expense) income:
Equity in losses of investee	—	—	(3)	—	(3)
Interest expense, net	(163)	—	(2)	—	(165)
Foreign currency (loss) gain	(4)	1	(3)	—	(6)
Intercompany interest (expense) income	(3)	68	(65)	—	—
	(170)	69	(73)	—	(174)
Income before income taxes	237	329	111	—	677
Income tax expense	(84)	(86)	(55)	—	(225)
Equity in earnings of subsidiaries, net of tax	299	34	—	(333)	—
Net income	452	277	56	(333)	452
Less net income attributable to the noncontrolling interest	(33)	—	(33)	33	(33)
Net income attributable to QVC, Inc. stockholder	$419	277	23	(300)	419

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

Three months ended September 30, 2018
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$173	121	17	(138)	173
Foreign currency translation adjustments, net of tax	(22)	—	(22)	22	(22)
Total comprehensive income	151	121	(5)	(116)	151
Comprehensive income attributable to noncontrolling interest	(8)	—	(8)	8	(8)
Comprehensive income attributable to QVC, Inc. stockholder	$143	121	(13)	(108)	143

Condensed Consolidating Statements of Comprehensive Income

Three months ended September 30, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$166	115	16	(131)	166
Foreign currency translation adjustments, net of tax	28	—	28	(28)	28
Total comprehensive income	194	115	44	(159)	194
Comprehensive income attributable to noncontrolling interest	(12)	—	(12)	12	(12)
Comprehensive income attributable to QVC, Inc. stockholder	$182	115	32	(147)	182

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

Nine months ended September 30, 2018
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$616	392	54	(446)	616
Foreign currency translation adjustments, net of tax	(48)	—	(48)	48	(48)
Total comprehensive income	568	392	6	(398)	568
Comprehensive income attributable to noncontrolling interest	(32)	—	(32)	32	(32)
Comprehensive income attributable to QVC, Inc. stockholder	$536	392	(26)	(366)	536

Condensed Consolidating Statements of Comprehensive Income

Nine months ended September 30, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$452	277	56	(333)	452
Foreign currency translation adjustments, net of tax	110	—	110	(110)	110
Total comprehensive income	562	277	166	(443)	562
Comprehensive income attributable to noncontrolling interest	(37)	—	(37)	37	(37)
Comprehensive income attributable to QVC, Inc. stockholder	$525	277	129	(406)	525

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Cash Flows

Nine months ended September 30, 2018
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$484	394	62	—	940
Investing activities:
Capital expenditures	(68)	(3)	(54)	—	(125)
Expenditures for television distribution rights	—	(79)	(1)	—	(80)
Changes in other noncurrent assets	2	—	(1)	—	1
Intercompany investing activities	233	(552)	—	319	—
Net cash provided by (used in) investing activities	167	(634)	(56)	319	(204)
Financing activities:
Principal payments of debt and capital lease obligations	(2,277)	—	(8)	—	(2,285)
Principal borrowings of debt from senior secured credit facility	1,451	—	—	—	1,451
Proceeds from issuance of senior secured notes	225	—	—	—	225
Payment of debt origination fees	(8)	—	—	—	(8)
Capital contributions received from Qurate Retail, Inc.	340	—	—	—	340
Dividends paid to Qurate Retail, Inc.	(297)	—	—	—	(297)
Dividends paid to noncontrolling interest	—	—	(23)	—	(23)
Other financing activities	(10)	—	—	—	(10)
Net short-term intercompany debt (repayments) borrowings	(15)	(16)	31	—	—
Other intercompany financing activities	(17)	313	23	(319)	—
Net cash (used in) provided by financing activities	(608)	297	23	(319)	(607)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	—	(2)	—	(2)
Net increase in cash, cash equivalents and restricted cash	43	57	27	—	127
Cash, cash equivalents and restricted cash, beginning of period	7	33	228	—	268
Cash, cash equivalents and restricted cash, end of period	$50	90	255	—	395

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Cash Flows

Nine months ended September 30, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$550	306	51	—	907
Investing activities:
Capital expenditures	(54)	(2)	(27)	—	(83)
Expenditures for television distribution rights	—	(35)	—	—	(35)
Changes in other noncurrent assets	(1)	—	(1)	—	(2)
Intercompany investing activities	385	(1,087)	—	702	—
Net cash provided by (used in) investing activities	330	(1,124)	(28)	702	(120)
Financing activities:
Principal payments of debt and capital lease obligations	(1,785)	—	(6)	—	(1,791)
Principal borrowings of debt from senior secured credit facility	1,574	—	—	—	1,574
Dividends paid to Qurate Retail, Inc.	(491)	—	—	—	(491)
Dividends paid to noncontrolling interest	—	—	(22)	—	(22)
Other financing activities	(10)	—	—	—	(10)
Net short-term intercompany debt (repayments) borrowings	(353)	(1,188)	1,541	—	—
Other intercompany financing activities	186	1,959	(1,443)	(702)	—
Net cash (used in) provided by financing activities	(879)	771	70	(702)	(740)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	—	13	—	13
Net (decrease) increase in cash, cash equivalents and restricted cash	1	(47)	106	—	60
Cash, cash equivalents and restricted cash, beginning of period	10	97	187	—	294
Cash, cash equivalents and restricted cash, end of period	$11	50	293	—	354

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies and initiatives; revenue growth; our projected sources and uses of cash; the anticipated impact of certain contingent liabilities related to legal and tax proceedings; the impact of interest rate and foreign currency exchange rate fluctuations and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the nine months ended September 30, 2018 and 2017, QVC-Japan paid dividends to Mitsui of $23 million and $22 million, respectively.
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
The Company is an indirect wholly-owned subsidiary of Qurate Retail, (Nasdaq: QRTEA and QRTEB), which owns interests in a broad range of digital commerce businesses, including Qurate Retail's other wholly-owned subsidiaries HSN, Inc. ("HSN") and zulily, llc ("zulily"), as well as other minority investments. QVC is part of the Qurate Retail Group ("QRG"), formerly QVC Group, a portfolio of brands including QVC, HSN, zulily and the Cornerstone brands. On March 9, 2018, Qurate Retail, GCI Liberty, Inc. ("GCI Liberty") (formerly General Communication, Inc.), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Qurate Retail completed transactions whereby Qurate Retail acquired GCI Liberty through a reorganization in which certain assets and liabilities attributed to Qurate Retail’s Ventures Group were contributed to GCI Liberty in exchange for a controlling interest in GCI Liberty. Qurate Retail then effected a tax-free separation of its controlling interest in the combined company. Qurate Retail's QVC Group common stock became the only outstanding common stock of Qurate Retail.

On October 1, 2015, Qurate Retail acquired all of the outstanding shares of zulily (now known as zulily, llc). zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. The Company believes that its business is complementary to the Company. zulily is not part of the results of operations or financial position of QVC presented in the accompanying condensed consolidated financial statements. During each of the nine months ended September 30, 2018 and 2017, QVC and zulily engaged in multiple transactions relating to personnel, sales, sourcing of merchandise, marketing initiatives and business advisory services. The gross value of these transactions totaled approximately $8 million and $7 million for the nine months ended September 30, 2018 and 2017, respectively, which did not have a material impact on QVC's financial position, results of operations, or liquidity.
On June 23, 2016, QVC amended and restated its senior secured credit facility (the "Third Amended and Restated Credit Agreement") increasing the revolving credit facility from $2.25 billion to $2.65 billion as explained further in note 6 to the Company's condensed consolidated financial statements. The Third Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or zulily. Under the terms of the Third Amended and Restated Credit Agreement, QVC and zulily are jointly and severally liable for all amounts borrowed on the $400 million tranche. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of zulily. As of September 30, 2018, there was $150 million borrowed by zulily on the $400 million tranche of the Third Amended and Restated Credit Agreement.
On December 29, 2017, Qurate Retail completed the acquisition of the remaining 62% ownership interest of HSN in an all-stock transaction. HSN is not included in the results of operations or financial position of QVC presented in the Company's condensed consolidated financial statements. During the nine months ended September 30, 2018, QVC and HSN engaged in transactions relating to personnel, sales, sourcing of merchandise, marketing initiatives, business advisory services, and software development. The gross value of these transactions totaled $28 million, which did not have a material impact on QVC's financial position, results of operations, or liquidity.
On October 17, 2018, QRG announced a series of initiatives designed to better position its HSN and QVC- U.S. businesses (“QRG Initiatives”). As part of the QRG Initiatives, QVC will close its fulfillment center in Lancaster, Pennsylvania and has entered into an agreement to lease a new fulfillment center in Bethlehem, Pennsylvania, commencing in 2019. QVC recorded severance expense of $28 million during the third quarter of 2018, which primarily related to the closure of the Lancaster fulfillment center.

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
The current President of the U.S. has expressed apprehension towards trade agreements, such as the Trans-Pacific Partnership, and suggested that the U.S. would renegotiate or withdraw from certain trade agreements. He has advocated for and imposed tariffs on certain goods imported into the United States, particularly from China. On January 23, 2017, the President of the U.S. signed a presidential memorandum to withdraw the U.S. from the Trans-Pacific Partnership. On October 1, 2018, the U.S., Mexico and Canada agreed to the terms of the United States-Mexico-Canada Agreement, a successor to the North American Free Trade Agreement, which will impact imports and exports among those countries. These and other proposed actions, if implemented, could adversely affect our business because we sell imported products.

Results of Operations
QVC's operating results were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Net revenue	$2,058	2,010	6,234	5,954
Operating costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization shown separately below)	1,300	1,282	3,906	3,755
Operating	144	145	433	419
Selling, general and administrative, excluding transaction related costs and stock-based compensation	197	168	590	463
Adjusted OIBDA	417	415	1,305	1,317
Transaction related costs	28	3	32	3
Stock-based compensation	10	9	30	23
Depreciation	36	38	110	116
Amortization	42	91	119	324
Operating income	301	274	1,014	851
Other (expense) income:
Equity in losses of investee	(1)	—	(2)	(3)
Interest expense, net	(57)	(54)	(172)	(165)
Foreign currency (loss) gain	(1)	4	—	(6)
	(59)	(50)	(174)	(174)
Income before income taxes	242	224	840	677
Income tax expense	(69)	(58)	(224)	(225)
Net income	173	166	616	452
Less net income attributable to the noncontrolling interest	(11)	(12)	(33)	(33)
Net income attributable to QVC, Inc. stockholder	$162	154	583	419
Net revenue
Net revenue by segment was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
QVC-U.S.	$1,418	1,374	4,262	4,111
QVC-International	640	636	1,972	1,843
Consolidated QVC	$2,058	2,010	6,234	5,954

QVC's consolidated net revenue increased 2.4% and 4.7% for the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year. The three month increase in net revenue of $48 million was primarily comprised of $39 million due to a 1.7% increase in average selling price per unit ("ASP"), $26 million due to the inclusion of QVC-branded credit card income ("Q-Card Income") in the U.S., as a result of the adoption of Accounting Standards Codifications ("ASC") 606, Revenue from Contracts with Customers, which was previously recorded as an offset to selling, general and administrative expense for the three months ended September 30, 2017 and a $9 million increase in shipping and handling revenue. This was offset by a decrease of $16 million due to a 0.7% decrease in units sold, $5 million in unfavorable foreign currency exchange rates and an increase in estimated product returns of $3 million. The nine month increase in net revenue of $280 million was primarily comprised of a $223 million increase due to a 3.3% increase in units sold, $98 million in favorable foreign currency exchange rates, $78 million due to the inclusion of Q-Card Income in the U.S. and a $15 million increase in shipping and handling revenue. The increase was offset by a $93 million decrease due to a 1.3% decrease in ASP and an increase in estimated product returns of $38 million. The changes in units sold, foreign exchange rates, ASP and estimated products returns are partially impacted by the change in the timing of revenue recognition as part of the adoption of ASC 606. The impact of this change was a $12 million and $30 million increase to net revenue for the three and nine months ended September 30, 2018, respectively, in comparison to net revenue for the three and nine months ended September 30, 2018 without the adoption of ASC 606.
During the three and nine months ended September 30, 2018 and 2017, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
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
The percentage change in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended September 30, 2018			Nine months ended September 30, 2018
	U.S. Dollars	Foreign Currency Exchange Impact	Constant currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant currency
QVC-U.S.	3.2%	—%	3.2%	3.7%	—%	3.7%
QVC-International	0.6%	(0.9)%	1.5%	7.0%	5.3%	1.7%
QVC-U.S. net revenue increase for the three months ended September 30, 2018 was primarily due to the $26 million inclusion of Q-Card Income, which was previously recorded as an offset to selling, general administrative expenses for the three months ended September 30, 2017, a 0.8% increase in ASP, a $11 million increase in shipping and handling revenue and a 0.1% increase in units shipped. The increase was offset by a $7 million increase in estimated product returns. For the three months ended September 30, 2018, QVC-U.S. experienced shipped sales increases in accessories, beauty and electronics, and decreases in home, jewelry and apparel. For the nine months ended September 30, 2018, QVC U.S. net revenue increase was due to a 4.5% increase in units shipped, $78 million due to the inclusion of Q-Card Income and a $15 million increase in shipping and handling revenue. The increase was offset by a decrease of 2.3% in ASP and a $37 million increase in estimated product returns. For the nine months ended September 30, 2018, QVC-U.S. experienced shipped sales increases in home, accessories, apparel, and beauty, and decreases in electronics and jewelry.
QVC-International net revenue growth in constant currency for the three months ended September 30, 2018 was primarily due to a 3.3% increase in ASP in all markets except France and a $3 million decrease in estimated product returns. This increase was offset by a 2.1% decrease in units shipped, driven by decreases in Germany and Japan. For the three months ended September 30, 2018, QVC-International experienced shipped sales growth in constant currency in home, electronics, and beauty, with decreases in accessories, apparel and jewelry. Net revenue growth in constant currency for the nine months ended September 30, 2018 was primarily due to a 1.3% increase in units shipped, primarily driven by increases in the U.K., and a 0.3% increase in ASP, primarily driven by Germany and Italy, offset by the other markets. This was offset by a $1 million increase in estimated product returns. For the nine months ended September 30, 2018, QVC-International experienced shipped sales growth in constant currency in electronics, home, and beauty, with decreases in apparel, accessories, and jewelry.

Cost of goods sold (excluding depreciation and amortization)
QVC's cost of goods sold as a percentage of net revenue was 63.2% and 62.7% for the three and nine months ended September 30, 2018, respectively, compared to 63.8% and 63.1% for the three and nine months ended September 30, 2017. For both the three and nine months ended September 30, 2018, the decrease in cost of goods sold as a percentage of revenue is primarily due to the inclusion of Q-Card Income in net revenue, which was previously recorded as an offset to selling, general and administrative expenses, offset somewhat by higher warehouse and freight costs.
Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses decreased $1 million or 0.7% and increased $14 million or 3.3% for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017, respectively.
For the three months ended September 30, 2018, operating expenses decreased primarily due to a $2 million decrease in commissions primarily in the U.S. This was partially offset by a $1 million increase in credit card fees in the U.S. For the nine months ended September 30, 2018 operating expenses increased primarily due to a $8 million increase in credit card fees in the U.S. and $7 million from unfavorable foreign currency exchange rates.
Selling, general and administrative expenses (excluding transaction related costs and stock-based compensation)
QVC's selling, general, and administrative expenses (excluding transaction related costs and stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, marketing, advertising expenses and during 2017, credit card income. Such expenses increased $29 million and $127 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year. As a percentage of revenue, such expenses increased from 8.4% to 9.6% for the three months ended September 30, 2018 and increased from 7.8% to 9.5% for the nine months ended September 30, 2018, compared to the same periods in the prior year.
For the three months ended September 30, 2018, the increase was primarily due to the reclassification of Q-Card Income, attributing $26 million as a result of the adoption of ASC 606, which was previously recorded as an offset to selling, general and administrative expenses for the three months ended September 30, 2017. Additionally, there was a $11 million increase in outside services primarily in the U.S., the U.K., Germany and Italy, a $6 million increase in bad debt expense primarily in the U.S. and to a lesser extent, Japan, and a $5 million increase in marketing expenses primarily in the U.S. The increase in bad debt expense is due to favorability in default rates from prior periods, mostly related to the Easy-Pay program in the U.S. during the three months ended September 30, 2017. These increases were partially offset by a $13 million decrease in personnel costs primarily in the U.S., Germany, and Japan, and a $1 million decrease due to favorable exchange rates.
For the nine months ended September 30, 2018, the increase was primarily due to the reclassification of Q-Card Income, attributing $78 million as a result of the adoption of ASC 606, which was previously recorded as an offset to selling, general and administrative expenses for the nine months ended September 30, 2017. Additionally, there was a $20 million increase in outside services, primarily in the U.S., the U.K., Germany and Italy, a $14 million increase due to unfavorable exchange rates, a $10 million increase in bad debt expense primarily in the U.S. and to a lesser extent, Japan, and an $8 million increase in marketing expense primarily in the U.S. The increase in bad debt expense is due to favorability in default rates from prior periods, mostly related to the Easy-Pay program in the U.S. during the nine months ended September 30, 2017. The increase was offset by a $5 million decrease in personnel costs primarily in the U.S. and Germany.

Transaction related costs
Transaction related costs include restructuring, integration, and advisory fees ("transaction related costs") that were incurred by QVC as it relates to Qurate Retail's acquisition of HSN on December 29, 2017. QVC recorded $28 million and $32 million of transaction related costs for the three and nine months ended September 30, 2018, respectively. QVC recorded $3 million of transaction related costs for both the three and nine months ended September 30, 2017. The increase in transaction related costs is primarily related to severance payments during the third quarter of 2018 related to the future closure of QVC's Lancaster, PA fulfillment center and other initiatives to deliver long term growth.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $10 million and $9 million of stock-based compensation expense for the three months ended September 30, 2018 and 2017, respectively, and $30 million and $23 million of stock-based compensation expense for the nine months ended September 30, 2018 and 2017, respectively. The increase in stock compensation expense is primarily due to transfers of certain zulily employees into the Company subsequent to June 30, 2017 and the timing of the issuance of grants.
Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Affiliate agreements	$—	25	1	98
Customer relationships	1	28	3	112
Acquisition related amortization	1	53	4	210
Property and equipment	36	38	110	116
Software amortization	23	24	66	70
Channel placement amortization and related expenses	18	14	49	44
Total depreciation and amortization	$78	129	229	440
For the three and nine months ended September 30, 2018, acquisition related amortization expense decreased primarily due to the end of the useful lives of certain affiliate agreements and customer relationships established at the time of Qurate Retail's acquisition of QVC in 2003.
Equity in losses of investee
The losses were associated with our joint venture in China that is accounted for as an equity method investment.
Interest expense, net
For the three and nine months ended September 30, 2018, consolidated interest expense, net increased $3 million or 5.6% and increased $7 million or 4.2%, respectively, as compared to the corresponding period in the prior year. The increase is primarily related to increases in the interest rates used to service the debt.
Foreign currency (loss) gain
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the accompanying condensed consolidated statements of operations. For the three and nine months ended September 30, 2018, the change in foreign currency (loss) gain was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.

Income taxes
Our effective tax rate was 28.5% and 26.7% for the three and nine months ended September 30, 2018, respectively, compared to an effective tax rate of 25.9% and 33.2% for the three and nine months ended September 30, 2017, respectively. The Tax Cuts and Jobs Act (the "Tax Act"), enacted in 2017, made broad and complex changes to the U.S. tax code which included a lowering of the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, changes in how foreign earnings are taxed in the U.S., the limitation on the deduction of net interest expense and other changes. The reduction in the effective tax rate for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 is a result of these changes from the Tax Act. The increase in the effective tax rate for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 is due to the impact of prior year discrete permanent differences related to foreign currency losses realized for tax purposes, partially offset by changes from the Tax Act. The 2018 tax rate differs from the U.S. federal income tax rate of 21% due primarily to state and foreign tax expenses.
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
As of September 30, 2018, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and certain of its subsidiaries and have equal priority to QVC's senior secured credit facility. With the exception of the notes in the following paragraph, the interest on QVC's senior secured notes is payable semi-annually. At September 30, 2018, the 3.125% Senior Secured Notes due 2019 are classified within current portion of long-term debt as they mature in less than one year from September 30, 2018.

In September 2018, QVC completed a registered debt offering for $225 million of 6.375% Senior Secured Notes due 2067 (the “2067 Notes”). The proceeds were used to partially prepay existing indebtedness under QVC's senior secured credit facility and for general corporate purposes. The costs to complete the financing were deferred and are being amortized to interest expense over the term of the 2067 Notes. Interest on the 2067 Notes will be paid quarterly in March, June, September, and December, commencing on December 15, 2018. QVC has the option to call the 2067 Notes after 5 years at par value.
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
QVC had $1,815 million, including the remaining portion of the $400 million tranche that zulily may also borrow on, available under the terms of the Third Amended and Restated Credit Agreement at September 30, 2018. The interest rate on the Third Amended and Restated Credit Agreement was 3.7% at September 30, 2018.
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
Other Debt Related Information
QVC was in compliance with all of its debt covenants at September 30, 2018.
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

Interest Rate Swap Arrangements
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in other expense (income) in the accompanying condensed consolidated statements of operations. At September 30, 2018, the fair value of the swap instrument was in a net asset position of approximately $2 million which was included in prepaid expenses and other current assets.
Additional Cash Flow Information
During the nine months ended September 30, 2018, QVC's primary uses of cash were $2,285 million of principal payments on debt and capital lease obligations, $297 million of dividend payments to Qurate Retail, $205 million of capital and television distribution rights expenditures and $23 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,451 million of principal borrowings from the senior secured credit facility, $225 million from the issuance of the 2067 Notes, $940 million of cash provided by operating activities and $340 million in capital contributions from Qurate Retail. As of September 30, 2018, QVC's cash, cash equivalents and restricted cash balance was $395 million.
During the nine months ended September 30, 2017, QVC's primary uses of cash were $1,791 million of principal payments on debt and capital lease obligations, $491 million of dividends to Qurate Retail, $118 million of capital and television distribution rights expenditures and $22 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,574 million of principal borrowings from the senior secured credit facility and $907 million of cash provided by operating activities. As of September 30, 2017, QVC's cash, cash equivalents and restricted cash balance was $354 million.
The change in cash provided by operating activities for the nine months ended September 30, 2018 compared to the previous year was primarily due to the increase in net income excluding the impact of non-cash items. Cash provided by operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
As of September 30, 2018, $221 million of the $395 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 66% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax-efficiently as possible and meet the business needs of QVC.
Other
Capital expenditures spending in 2018 is expected to be between $220 and $230 million, including $125 million already expended.

Refer to the chart under the "Off-balance Sheet Arrangements and Aggregate Contractual Obligations" section below for additional information concerning the amount and timing of expected future payments under QVC's contractual obligations at September 30, 2018.
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

Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations at September 30, 2018 is summarized below:

	Payments due by period
(in millions)	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt (1)	$—	400	—	675	500	2,875	4,450
Interest payments (2)	31	202	198	183	168	1,396	2,178
Capital lease obligations (including imputed interest)	7	27	24	24	22	133	237
Operating lease obligations	6	21	17	11	9	72	136
Purchase obligations and other (3)	$1,357	707	23	11	3	1	2,102
(1) Amounts exclude capital lease obligations and the issue discounts on our 3.125%, 4.375%, 4.85%, 4.45%, 5.45% and 5.95% Senior Secured Notes. Additionally, the presentation assumes there is no amount outstanding on the $140 million commitment under our senior secured credit facility that matures on March 9, 2020.
(2) Amounts (i) are based on the terms of QVC's senior secured credit facility and senior secured notes, (ii) assumes the interest rates on the floating rate debt remain constant at the rates in effect as of September 30, 2018, (iii) assumes that our existing debt is repaid at maturity and (iv) excludes capital lease obligations.
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
Accounting pronouncements issued but not yet adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which revises the accounting treatment related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. In July 2018, the FASB issued ASU No. 2018-11, which provides entities a transition method in which the entity may apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings at January 1, 2019. The Company intends to elect this optional transition method. While the Company is currently evaluating the effect that the updated standard will have on its ongoing financial reporting, it expects that the operating leases listed in note 7 - Leases to the accompanying consolidated financial statements will be recognized as right of- use assets and operating lease liabilities on the consolidated balance sheets upon adoption of the new standard. The Company does not anticipate that the adoption will have a material impact on its consolidated statements of operations.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), which addresses the effect of the change in the U.S. federal corporate tax rate due to the enactment of the Tax Act on items within accumulated other comprehensive income (loss). The guidance will be effective for the Company in the first quarter of 2019 with early adoption permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles- Goodwill and Other- Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance will be effective for the Company in the first quarter of 2020 with early adoption permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at September 30, 2018:

(in millions, except percentages)	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	400	—	—	500	2,875	3,775	3,666
Weighted average interest rate on fixed rate debt	—%	3.1%	—%	—%	5.1%	5.0%	4.8%	N/A
Variable rate debt (1)	$—	—	—	675	—	—	675	675
Average interest rate on variable rate debt	—%	—%	—%	3.7%	—%	—%	3.7%	N/A
(1) Amounts exclude capital lease obligations and the issue discounts on our 3.125%, 4.375%, 4.85%, 4.45%, 5.45% and 5.95% Senior Secured Notes. Additionally, the presentation assumes there is no amount outstanding on the $140 million commitment under our senior secured credit facility that matures on March 9, 2020.
N/A - Not applicable.
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in other expense (income) in the accompanying condensed consolidated statements of operations. At September 30, 2018, the fair value of the swap instrument was in a net asset position of approximately $2 million which was included in prepaid expenses and other current assets. A 1% change in the one-month U.S. LIBOR rate (floating portion of the interest rate swap) would result in a change in the value of the swap instrument of less than $1 million.
Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three and nine months ended September 30, 2018 would have been impacted by approximately $1 million and $3 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The Third Amended and Restated Credit Agreement provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of September 30, 2018, no borrowings in foreign currencies were outstanding.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 6. Exhibits
(a) Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1
Indenture, dated September 13, 2018, by and among QVC, Inc., Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to QVC, Inc.’s Form 8-A (File No. 001-38654), as filed on September 13, 2018).

4.2
First Supplemental Indenture, dated September 13, 2018, by and among QVC, Inc., Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to QVC, Inc.’s Form 8-A (File No. 001-38654), as filed on September 13, 2018).

4.3	Form of 6.375% Senior Secured Notes due 2067 (incorporated herein by reference to Exhibit 4.3 to QVC, Inc.’s Form 8-A (File No. 001-38654), as filed on September 13, 2018).
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32.1	Section 1350 Certification**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*
*Filed herewith.
**Furnished herewith.

II-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QVC, Inc.

Date: November 9, 2018	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2018	By:/s/ JEFFREY A. DAVIS
Jeffrey A. Davis
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-2