Form 10-K
period 2018-12-31
QVC INC
filed 2019-02-28
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 000-55409

QVC, Inc.
(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	23-2414041 (I.R.S. Employer Identification Number)

1200 Wilson Drive West Chester, Pennsylvania (Address of principal executive offices)	19380 (Zip Code)
Registrant's telephone number, including area code: (484) 701-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
6.375% Senior Secured Notes due 2067	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
None of the voting or non-voting common stock of the registrant is held by a non-affiliate of the registrant. There is no publicly traded market for any class of voting or non-voting common stock of the registrant. There is one holder of record of our equity, Qurate Retail Group, Inc., an indirect wholly-owned subsidiary of Qurate Retail, Inc.
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION I(2)

QVC, Inc.
2018 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business
Overview
QVC, Inc. and its subsidiaries (unless otherwise indicated or required by the context, the terms "we," "our," "us," the "Company," and "QVC" refer to QVC, Inc. and its consolidated subsidiaries) includes the reportable segments of QVC-U.S. and QVC-International (combined referred to as "QVC-Global", which does not constitute a separate reportable segment) as well as HSN, Inc. ("HSN"), which became a subsidiary of QVC as of December 31, 2018 as explained in more detail below.
QVC curates and sells a wide variety of consumer products via highly engaging, video-rich, interactive shopping experiences, distributed to approximately 404 million worldwide households each day (including our joint venture in China as discussed below in further detail) through our broadcast networks as well as our over-the-top platforms (such as Apple TV, Roku and others), our websites (including QVC.com, HSN.com and others), our mobile applications and our social pages. We believe we are the global leader in video retailing, e-commerce, mobile commerce and social commerce, with operations based in the United States ("U.S."), Germany, Japan, the United Kingdom ("U.K."), Italy and France. Additionally, we have a 49% interest in a retailing joint venture in China, which operates through a television shopping channel with an associated website. The joint venture is accounted for as an equity method investment. Our operating strategy is to create premier shopping destinations for our customers across multiple broadcast, digital and emerging platforms (featuring fresh, relevant and compelling product selections and programming), further penetrate our core customer base, generate new customers and expand internationally to drive revenue and profitability. For the year ended December 31, 2018, approximately 93% of QVC's worldwide shipped sales were from repeat and reactivated customers (i.e., customers who made a purchase from us during the prior twelve months and customers who previously made a purchase from us but not during the prior twelve months). In the same period, QVC attracted approximately 4.4 million new customers and the global e-commerce operation comprised $5.8 billion, or 51%, of QVC's consolidated net revenue for the year ended December 31, 2018.
In the U.S., QVC distributes programming live 24 hours per day, 364 days per year. QVC-U.S. and HSN present on average 783 and 633 products, respectively, every week. Internationally, we distribute live programming 8 to 24 hours per day, depending on the market. We classify our products into six groups: home, beauty, apparel, jewelry, accessories and electronics. It is our product sourcing team's mission to research and locate compelling and differentiated products from manufacturers who have sufficient scale to meet anticipated demand. We offer many exclusive products, as well as popular brand name and lesser known products available from other retailers. Many of our products are endorsed by celebrities, designers and other well-known personalities who often join our presenters on our live programming and provide lead-in publicity on their own social pages, websites and other customer touchpoints. We believe that our ability to demonstrate product features and present “faces and places” differentiates and defines the QVC shopping experience. We closely monitor customer demand and our product mix to remain well-positioned and relevant in popular and growing retail segments, which we believe is a significant competitive advantage relative to competitors who operate brick-and-mortar stores.
In 2018, QVC-U.S. and HSN have shipped over 90.5 million and 25.3 million packages, respectively. We operate fifteen distribution centers and eight call centers worldwide. In 2018, QVC's work force consisted of approximately 21,400 employees who handled approximately 171 million customer calls, shipped approximately 235 million units globally and served approximately 15.5 million unique customers. We believe our long-term relationships with major U.S. television distributors, including cable operators (e.g., Comcast and Cox), satellite television providers (e.g., DISH Network and DIRECTV) and telecommunications companies (e.g., Verizon and AT&T), provide us with broad distribution, favorable channel positioning and significant competitive advantages. We believe that our significant market share, brand awareness, outstanding customer service, repeat customer base, flexible payments options, international reach and scalable infrastructure distinguish us from our competitors.
History
QVC was founded on June 13, 1986 by Joseph Segel. Our first U.S. live broadcast took place at 7:30 PM ET on November 24 of that year, reaching 7.6 million homes. Initially broadcast live from 7:30 PM ET until midnight each weekday and all day Saturdays and Sundays, the channel extended its live U.S. programming to 24 hours per day in January 1987.
In 1995, Comcast purchased a majority shareholding in QVC, taking control of the Company. In 2003, Comcast sold its majority share to Qurate Retail, Inc. ("Qurate Retail") (formerly known as Liberty Interactive Corporation).

HSN's predecessor company began broadcasting television home shopping programming from its studios in St. Petersburg, Florida in 1981 and, by 1985, was broadcasting its programming through a national network of cable and local television stations 24 hours a day, seven days a week.

On December 29, 2017, Qurate Retail completed the acquisition of the remaining 62% ownership interest of HSN it did not previously own in an all-stock transaction. On December 31, 2018, Qurate Retail transferred its 100% ownership interest in HSN to QVC through a transaction among entities under common control. As a result of the transaction, QVC has presented the operations and financial position of HSN in the accompanying consolidated financial statements as of December 29, 2017.
Please see "QVC-U.S.","QVC-International" and "HSN" below for information on the development of our businesses.
Operating segments
QVC has three reportable segments: QVC-U.S., QVC-International and HSN. These segments reflect the way the Company evaluates its business performance and manages its operations. For financial information about our operating segments, please refer to note 16 of our accompanying consolidated financial statements, as well as to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."
QVC-U.S.
QVC-U.S.'s live programming is distributed nationally, 24 hours per day, 364 days per year, to approximately 96 million television households and distributes our programming to approximately 99% of households subscribing to services offered by television distributors. QVC-U.S. programming is also available on QVC.com, our U.S. website; mobile applications via streaming video; over-the-air broadcasters in 100 markets; and on Facebook Live, Roku, Apple TV, and Amazon Fire platforms. QVC-U.S., including QVC.com, contributed $6.3 billion, or 56%, of consolidated net revenue, $1,112 million of operating income and $1,417 million of Adjusted OIBDA (defined below) for the year ended December 31, 2018.
QVC-U.S. also has over-the-air broadcasting in designated U.S. markets that can be accessed by any household with a digital antenna in such markets, regardless of whether it subscribes to a paid television service. This allows QVC-U.S. to reach customers who previously did not have access to the program through other television platforms. QVC-U.S. launched an additional channel, QVC2, which is being distributed through cable and satellite systems and on QVC's digital platforms. QVC2 offers viewers access to a broader range of QVC programming options as well as more relevant programming for viewers in differing time zones. In October 2016, QVC-U.S. launched a third channel, Beauty iQ, which is being distributed through cable, satellite, streaming and digital platforms. The channel and supporting platforms are primarily dedicated to a complete beauty shopping experience for customers.
QVC.com enables consumers to purchase goods offered on our broadcast programming along with a wide assortment of products that are available only on QVC.com. QVC.com and other digital platforms (including our mobile apps, our social pages and others) are natural extensions of our business model, allowing customers to engage in our shopping experience wherever they are, with live or on-demand content customized to the device they are using. In addition, QVC.com allows shoppers to browse, research, compare and perform targeted searches for products, read customer reviews, control the order-entry process and conveniently access their QVC account. For the year ended December 31, 2018, approximately 84% of our new QVC-U.S. customers made their first purchase through QVC.com (including through our mobile application).
The table below illustrates QVC.com's growth (including mobile) since 2016:

	Years ended December 31,
(in millions)	2018	2017	2016
QVC.com net revenue	$3,673	$3,421	$3,193
Total QVC-U.S. net revenue	6,349	6,140	6,120
QVC.com % of total QVC-U.S. net revenue	57.9%	55.7%	52.2%

QVC-International
Our international business brings the QVC shopping experience to approximately 145 million households outside the U.S., primarily in Germany, Austria, Japan, the U.K., the Republic of Ireland, Italy and France. In addition, our joint venture in China reaches approximately 163 million homes. Similar to the U.S. business, our international business engages customers via multiple platforms, including broadcast networks, websites, mobile applications and social pages. Our international product sourcing teams select products tailored to the interests of each local market. For the year ended December 31, 2018, our international operations generated $2.7 billion, or 24%, of consolidated net revenue, $351 million of operating income and $429 million of Adjusted OIBDA (defined below), and our international websites generated $1,051 million, or 38%, of our total international net revenue.
QVC-Germany. QVC-Germany went on air in December 1996 and currently broadcasts 17 hours of live programming each day and reaches approximately 42 million households that are located in both Germany and Austria. Beyond the main channel, QVC-Germany also broadcasts shows on two additional channels, QVC Style and QVC2, which provides a broader range of programming options, along with an e-commerce website, a mobile application and social pages.
QVC-Japan. We own 60% of QVC-Japan through a venture with Mitsui & Co., LTD. QVC-Japan launched in April 2001 and currently broadcasts 24 hours of live programming each day and reaches approximately 28 million households. QVC-Japan also operates an e-commerce website, mobile applications and social pages. In 2014, QVC-Japan launched Q-plus, which consists of infomercial programming distributed by purchasing available airtime on certain channels. On December 1, 2018, QVC-Japan launched 4K high dynamic range broadcasting ("HDR"), making QVC-Japan the first network in Japan to broadcast native, full-scale 4K HDR programming 24 hours a day.
QVC-U.K. QVC-U.K. went on air in October 1993 and currently broadcasts 17 hours of live programming each day and reaches approximately 28 million households that are located in both the U.K. and the Republic of Ireland. Beyond the main channel, QVC-U.K. also broadcasts shows on three additional channels, QVC Beauty, QVC Extra, and QVC Style, which provides a broader range of programming options, along with an e-commerce website, mobile applications and social pages.
QVC-Italy. QVC-Italy went on air in October 2010 and currently reaches approximately 25 million households. QVC-Italy broadcasts live for 17 hours each day on satellite and digital terrestrial television, and broadcasts an additional seven hours each day of recorded programming on satellite and seven hours each day of general interest programming on digital terrestrial television. QVC-Italy also operates an e-commerce website, a mobile application and social pages.
QVC-France. In June 2015, QVC expanded its global presence into France, launching its website on June 23, 2015 followed by its broadcast network on August 1, 2015. QVC-France reaches approximately 22 million households. On weekdays, QVC-France distributes shopping programming live for eight hours per day. On weekends, QVC-France broadcasts live for 12 hours per day.
China Joint Venture. On July 4, 2012, we entered into a joint venture with Beijing-based CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio ("CNR"), China's government-owned radio division. The joint venture, CNR Home Shopping Co., Ltd. ("CNRS"), is owned 49% by QVC and 51% by CNR through subsidiaries of each company. CNRS operates a retailing business in China through a television shopping channel with an associated website. This joint venture combines CNRS's knowledge of the digital shopping market and consumers in China with QVC's global experience and know-how in multimedia retailing. CNRS distributes live programming for 10 hours each day and recorded programming for 14 hours each day. The CNRS joint venture is accounted for as an equity method investment recorded as equity in losses of investee in our consolidated statements of operations.
HSN
HSN broadcasts live nationally, 24 hours per day, 364 days per year, reaching approximately 96 million homes in the U.S. HSN2, which debuted in August 2010, primarily distributes pre-recorded programming. HSN also operates an e-commerce website, a mobile application, social pages and innovative "Shop By Remote" technology. HSN, including HSN.com, contributed $2.2 billion or 20% of consolidated net revenue, $49 million of operating income and $213 million of Adjusted OIBDA (defined below) for the year ended December 31, 2018.

HSN.com allows customers to buy merchandise offered on the HSN broadcasts, along with a wide assortment of merchandise sold exclusively on HSN.com. HSN.com offers customers a content-rich experience, featuring live video, on-demand product and how-to videos and customer reviews.

The table below illustrates HSN.com's growth (including mobile) since 2016:

	Years ended December 31,
(in millions)	2018	2017 (1)	2016 (1)
HSN.com net revenue	$1,075	$1,099	$1,119
Total HSN net revenue	2,202	2,343	2,479
HSN.com % of total HSN net revenue	48.8%	46.9%	45.1%
(1) Net revenue for HSN for the years ended December 31, 2017 and December 31, 2016 are HSN's standalone results and are not included within the accompanying consolidated financial statements.

Adjusted Operating Income before Depreciation and Amortization ("Adjusted OIBDA")
QVC defines Adjusted OIBDA as net revenue less cost of goods sold, operating expenses and selling, general and administrative expenses (excluding transaction related costs and stock-based compensation). QVC's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate the businesses and make decisions about allocating resources among the businesses. QVC believes that this is an important indicator of the operational strength and performance of the businesses, including the ability to service debt and fund capital expenditures. In addition, this measure allows QVC to view operating results, perform analytical comparisons and perform benchmarking among its businesses and identify strategies to improve performance. This measure of performance excludes such costs as impairment loss, depreciation, amortization, transaction related costs and stock-based compensation that are included in the measurement of operating income pursuant to generally accepted accounting principles in the United States of America ("U.S. GAAP" or "GAAP"). Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.
The primary material limitations associated with the use of Adjusted OIBDA as compared to GAAP results are (i) it may not be comparable to similarly titled measures used by other companies in the industry, and (ii) it excludes financial information that some may consider important in evaluating QVC's performance. QVC compensates for these limitations by providing disclosure of the difference between Adjusted OIBDA and GAAP results, including providing a reconciliation of Adjusted OIBDA to GAAP results, to enable investors to perform their own analysis of QVC's operating results. Refer to note 16 to the accompanying consolidated financial statements for a reconciliation of Adjusted OIBDA to income before income taxes.
Merchandise
We believe that our ability to combine product and programming helps us create competitive advantages over traditional brick-and-mortar and Internet retailers. We seek to offer our customers an assortment of compelling, high-quality products. QVC- U.S. and HSN present on average 783 and 633 products, respectively, every week on our live programming, approximately 22% and 30%, respectively, of which have not been presented previously to our television audience. We offer customers high-quality and brand name products, presented in a creative, informative, entertaining and engaging style. We provide a differentiated shopping experience by offering customers the opportunity to experience not only the product being sold, but also the people and places behind that product, thereby enhancing their overall shopping experience.
Our global merchandise mix features: (i) home, (ii) apparel, (iii) beauty, (iv) accessories, (v) electronics and (vi) jewelry. Many of our brands are exclusive, while others are created by well-known designers. Our global sales mix is provided in the table below:

	Years ended December 31,
Product category	2018	2017 (1)	2016 (1)
Home	38%	34%	33%
Beauty	18%	17%	17%
Apparel	16%	19%	19%
Accessories	11%	13%	13%
Electronics	11%	9%	9%
Jewelry	6%	8%	9%
Total	100%	100%	100%
(1) Our global sales mix for the years ended December 31, 2017 and 2016 does not include HSN.
Unlike traditional brick-and-mortar retailers with inventories across a network of stores, we are able to quickly adapt our offerings in direct response to changes in our customer's purchasing patterns. We utilize a test and re-order model to determine initial customer demand. Through constant monitoring, we manage our product offerings to maximize net revenue and fulfill current demand in large growth segments where we can gain a greater share of our customers' purchases. Our merchandising team is dedicated to continually researching, pursuing and launching new products and brands. With a mandate to deliver hard-to-find value, our merchants find and curate collections of high quality goods from manufacturers with the scale to offer sufficient supply to our existing and future customers. We maintain strong relationships with our vendors, which are attracted by the showcasing and story-telling elements of our programming, and the volume of sales during featured presentations.
We purchase, or obtain on consignment, products from U.S. and foreign manufacturers and wholesalers, often on favorable terms based upon the volume of the transactions. We have attracted some of the world's most respected consumer brands as well as celebrities, entrepreneurs and designers to promote these brands. Brand leaders such as Dell, Dooney & Bourke, Dyson, Judith Ripka and Philosophy reach a broad audience while product representatives share the stories behind these brands. We have agreements with celebrities, entrepreneurs and designers such as Isaac Mizrahi, Rachael Ray and Martha Stewart enabling us to provide entertaining and engaging programming that develops a lifestyle bond with our customers. These celebrity personalities and product representatives often provide pre-appearance publicity for their QVC products on their own social pages and broadcast shows, enhancing demand during their QVC appearances. We present and promote across our networks, websites, mobile applications and social platforms, allowing shoppers to engage with us on multiple platforms and devices.
We do not depend on any single supplier or designer for a significant portion of our inventory purchases.
Distribution
QVC distributes its programmings, via satellite and optical fiber, to cable television and direct-to-home satellite system operators for retransmission to its subscribers in the U.S., Germany, Japan, the U.K., Italy and neighboring countries. The Company also transmits its programmings over digital terrestrial broadcast television to viewers throughout Italy, Germany, and the U.K. and to viewers in certain geographic regions in the U.S. In the U.S., the Company uplinks its digital programming transmissions using a third party service or internal resources. The transmissions are uplinked to protected, non-preemptible transponders on U.S. satellites. "Protected" status means that, in the event of a transponder failure, QVC's signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, QVC's transponders cannot be preempted in favor of a user of a failed transponder, even another user with "protected status." The Company's international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on international satellites and terrestrial transmitters. QVC's transponder service agreements for the Company's U.S. transponders expire at the earlier of the end of the lives of the satellites or the service agreements. The service agreements for QVC-U.S. and HSN expire between 2019 and 2025. The service agreements for QVC-International transponders and terrestrial transmitters expire between 2019 and 2027.

We continually seek to expand and enhance our broadcast and e-commerce platforms, as well as to further our international operations and multimedia capabilities. We offer native high definition ("HD") programming in addition to standard definition programming, which provides additional channel locations and allows us to utilize a typically wider screen with crisper and more colorful images to present a larger “storefront,” which we believe captures the attention of channel “surfers” and engages our customers. In the U.S., QVCHD and HSNHD reach approximately 85 million and 75 million households, respectively. We continue to develop and launch features to further enrich the viewing experience.
Beyond the live programming QVC networks in the U.S., Germany and the U.K. also broadcast on additional networks that offer viewers access to a broader range of QVC programming options. These networks include QVC2, HSN 2 and Beauty iQ in the U.S., QVC Style and QVC2 in Germany and QVC Beauty, QVC Extra, and QVC Style in the U.K.
Affiliation agreements
QVC enters into long-term affiliation agreements with certain of our television distributors who downlink our programming and distribute the programming to their customers. Our affiliation agreements with QVC distributors have termination dates ranging from 2019 to 2024. Our ability to continue to sell products to our customers is dependent on our ability to maintain and renew these affiliation agreements in the future. Although we are typically successful in obtaining and renewing these agreements, we do not have distribution agreements with some of the distributors that carry our programming. In total, we are currently providing programming without affiliation agreements to distributors representing approximately 6.4% of our QVC-U.S. distribution and approximately 0.4% of our HSN distribution. Some of our international programming may continue to be carried by distributors after the expiration dates on our affiliation agreements with them have passed.
In return for carrying our signals, each programming distributor for our U.S. distribution receives an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs and from certain Internet sales to customers located in the programming distributor's service areas. In some cases, pay television operators receive additional compensation in the form of commission guarantees in exchange for their commitments to deliver a specified number of subscribers, channel placement incentives and advertising insertion time. QVC-International programming distributors predominantly receive an agreed-upon annual fee, a monthly or yearly fee per subscriber regardless of the net sales, a variable percentage of net sales or some combination of the above arrangements.
In addition to sales-based commissions or per-subscriber fees, QVC also makes payments to distributors primarily in the U.S. for carriage and to secure channel positioning within a broadcast area or within the general entertainment area on the distributor's channel line-up. We believe that a portion of our sales is attributable to purchases resulting from channel "surfing" and that a channel position near broadcast networks and more popular cable networks increases the likelihood of such purchases. As technology evolves, we will continue to monitor optimal channel placement and attempt to negotiate agreements with our distributors to maximize the viewership of our television programming.
Demographics of customers
We enjoy a very loyal customer base, as demonstrated by the fact that for the twelve months ended December 31, 2018, approximately 86% of our QVC-U.S. and HSN shipped sales came from repeat customers (i.e., customers who made a purchase from us during the prior twelve months), who spent an average of $1,064 each during this period. An additional 7% of shipped sales in that period came from reactivated customers (i.e., customers who previously made a purchase from us, but not during the prior twelve months).
QVC had slight growth in customer count during 2018, not including the impact for the inclusion of HSN. On a trailing twelve month basis, total net consolidated customers (excluding the joint venture in China) were approximately 15.5 million which includes gross customers of 8.3 million in QVC-U.S., 4.5 million in HSN and 4.7 million in QVC-International. We believe our core customer base represents an attractive demographic target market. Based on internal customer data for QVC-U.S. and HSN, approximately 51% of our 12.8 million U.S. customers for the twelve months ended December 31, 2018 were women between the ages of 35 and 64.
Order taking and fulfillment
We strive to be prompt and efficient in order taking and fulfillment. We take a majority of our orders via our websites and via mobile applications on iPhone, iPad, Apple Watch, Android and other platforms. QVC-U.S, QVC-International, and HSN customers placed approximately 39%, 29%, and 32%, respectively, of all orders directly through their mobile devices in 2018.

QVC-U.S. has two customer contact centers, located in San Antonio, Texas and Chesapeake, Virginia, that can direct calls, e-mail contacts and social contacts from one center to the other as volume mandates. HSN has one customer contact center, located in St. Petersburg, Florida. Internationally, we have customer contact centers in Chiba, Japan; Knowsley, U.K.; Brugherio, Italy; and Bochum and Kassel, Germany. For France, order taking is handled by a third party located in Portugal. Many markets also utilize home agents to handle calls, allowing staffing flexibility for peak hours. In addition, QVC-Global and HSN utilize computerized interactive voice response order systems for telephonic orders, which handle approximately 24.1% of all orders taken on a worldwide basis.
Our QVC-U.S. distribution centers are located in Suffolk, Virginia; Lancaster, Pennsylvania; Rocky Mount, North Carolina; Florence, South Carolina; and Ontario, California. Our QVC-U.S. distribution centers and drop ship partners have shipped nearly 698,000 units in a single day during 2018. Our HSN distribution centers are located in Bristol, Virginia; Piney Flats, Tennessee; Fontana, California; Greeneville, Tennessee; Morristown, Tennessee and Roanoke, Virginia, and they were able to ship 314,000 units in a single day during 2018. We also have distribution centers in Sakura-shi, Chiba, Japan; Hücklehoven, Germany; Knowsley, U.K. and Castel San Giovanni, Italy.
QVC has built a scalable operating infrastructure focused on sustaining efficient, flexible and cost-effective sale and distribution of our products. Since our physical store locations are minimal, we require lower inventory levels and capital expenditures compared to traditional brick-and-mortar retailers. In recent years, we have made significant investments in our distribution centers that we believe will accommodate our foreseeable growth needs. Further, since we have no set “floor plan” and can closely manage inventory levels at our centralized warehouses, we believe we have the flexibility to analyze and react quickly to changing trends and demand by shifting programming time and product mix. Our cost structure is highly variable, which we believe allows us to consistently achieve attractive margins relative to brick-and-mortar retailers.
Third party carriers transport our packages from our distribution centers to our customers. In each market where we operate, we have negotiated long-term contracts with shipping companies, which in certain circumstances provide for favorable shipping rates.
Competition
We operate in a rapidly evolving and highly competitive retail business environment. Based on U.S. net revenue for the twelve months ended December 31, 2018, we are the leading video retailer in the U.S. and generate substantially more net revenue than our closest video shopping competitor, EVINE Live. Our international operations face similar competition in their respective markets, such as Shop Channel in Japan, HSE 24 in Germany, Austria, and Italy, Ideal World in the U.K, and M6 Boutique in France. Additionally, we have numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, e-commerce retailers, direct marketing retailers, wholesale clubs, discount retailers, infomercial retailers, and mail-order and catalog companies.
We also compete for access to customers and audience share with other providers of broadcast, online and hard copy entertainment and content. The price and availability of other programming and the conversion to digital programming platforms may unfavorably affect the placement of our programming in the channel line-ups of our distributors, and may affect our ability to obtain distribution agreements with small cable distributors. Competition from other programming also affects the compensation that must be paid to distributors for carriage, which continues to increase. Principal competitive factors for us include (i) value, quality and selection of merchandise; (ii) customer experience, including customer service and reliability of fulfillment and delivery services and (iii) convenience and accessibility of sales channels.
We have established QVC-U.S. and HSN as leaders in video shopping, e-commerce, mobile commerce and social commerce by curating quality products at outstanding values, providing exceptional customer service, establishing favorable channel positioning and multiple touchpoints across digital platforms and generating repeat business from our core customer base. We believe QVC-U.S. and HSN also compare favorably in terms of sales to general, non-video based retailers due to our extensive customer reach and efficient cost structure.
Employees
QVC-Global employed approximately 17,400 full-time and part-time employees as of December 31, 2018, and HSN employed approximately 4,000 full-time and part-time employees as of December 31, 2018. Employment levels fluctuate due to seasonal factors affecting our business. Additionally, we utilize independent contractors and temporary personnel to supplement our workforce, particularly on a seasonal basis. We consider our employee relations to be good.

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

•	The Environmental Protection Agency ("EPA") requires products that make certain types of claims, such as "anti-bacterial," to be registered with the EPA prior to making such claims.

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
In addition, the FCC regulates the cable television systems, direct broadcast satellite ("DBS") distributors and other multichannel video programming distributors ("MVPDs") that distribute the Company’s services, has adopted various requirements related to the Company’s programming, and also licenses radio transmission facilities that the Company uses in connection with its business, such as satellite uplink facilities and internal private radio systems.
As a result of an interest in various cable operators attributed to Qurate Retail, the Company may be deemed to be a satellite cable programming vendor in which a cable operator has an attributable interest for purposes of various FCC rules regarding the distribution of video programming to MVPDs. These include, for example, the FCC’s program access rules, which, in general, prohibit various unfair practices involving the distribution of video programming to MVPDs; and its program carriage rules, which, among other things, prohibit cable operators from favoring affiliated programmers so as to restrain unreasonably the ability of unaffiliated programmers to compete. The FCC program access and program carriage rules also make provision for enforcement of alleged violations through complaint proceedings initiated by aggrieved entities. The Company also may be subject to program access rules as a result of an FCC condition adopted in connection with its 2008 approval of a transaction involving a predecessor of Qurate Retail and News Corp. Previously adopted FCC channel occupancy rules, which limited carriage by a cable operator of national programming services in which that operator holds an attributable interest, were vacated and remanded by the U.S. Court of Appeals for the District of Columbia Circuit in 2001. The FCC issued further notices of proposed rulemaking in 2001 and 2005 to consider channel occupancy limitations, but has not adopted any rules.
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
In 1996, HSN became subject to a consent order issued by the FTC barring HSN (including its subsidiaries and affiliates) from making claims for specified categories of products, including claims that a given product can cure, treat or prevent any disease or have an effect on the structure or function of the human body, unless it has competent and reliable scientific evidence to substantiate such claims. The consent order terminates on the later of April 15, 2019, or 20 years from the most recent date that the U.S. or the FTC files a complaint in federal court alleging any violation thereunder. Violation of this consent order may result in the imposition of significant civil penalties for non-compliance and related redress to consumers and/or the issuance of an injunction enjoining us from engaging in prohibited activities. The FTC may periodically investigate our business and operations on an ongoing basis for purposes of determining our compliance with the consent order. To help mitigate against the risk of future regulatory action, HSN reviews advertising claims with a particular focus on weight-loss, dietary supplements and skin care products that HSN offers for sale in the U.S.
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
Beginning in 2012, the FCC adopted regulations pursuant to the Twenty-First Century Communications and Video Accessibility Act of 2010 that impose captioning requirements on various types of programming distributed via Internet protocol ("IP") that was previously televised with captions. A multi-year implementation period for previously televised IP-delivered programming was completed in 2016. The Company is subject to the IP-captioning rules as a Video Programming Owner and as a Video Programming Distributor that distributes covered programming on its website and via mobile and video streaming platforms. In February 2014, the FCC adopted closed captioning quality standards for televised programming distributed by the Company’s distributors. Although compliance obligations for the captioning quality standards are placed directly on the Company’s distributors, under the captioning quality rules, the Company’s distributors can demonstrate compliance with the quality rules by relying on a certification from programmers, such as the Company, that its programming satisfies the caption quality standards adopted by the FCC, that the programmer has adopted and follows captioning best practices for video programmers adopted by the FCC, or that its programming is exempt from captioning requirements. These closed captioning quality requirements took effect in March 2015. In the 2016 amendments to the closed captioning rules noted above, the FCC also extended direct responsibility for televised captioning quality to video programmers such as the Company. As a result of the foregoing changes and rules involving captioning of IP-delivered programming and captioning quality standards, QVC may incur additional costs and compliance obligations related to closed captioning of its programming.
We market and provide a broad range of merchandise through our broadcast networks, websites, mobile applications and social pages. As a result, we are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions that are subject to change at any time, including laws regarding consumer protection, privacy, the regulation of retailers generally, the importation, sale and promotion of merchandise and the operation of retail stores and warehouse facilities, as well as laws and regulations applicable to the Internet and businesses engaged in online commerce, such as those regulating the sending of unsolicited, commercial electronic mail and texts.
For example, the Children's Online Privacy Protection Act prohibits web sites from collecting personally identifiable information online from children under age 13 without parental consent and imposes a number of operational requirements. Certain email activities are subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, commonly known as the CAN-SPAM Act. The CAN-SPAM Act regulates the sending of unsolicited commercial email by requiring the email sender, among other things, to comply with specific disclosure requirements and to provide an "opt-out"

mechanism for recipients. Both of these laws include statutory penalties for non-compliance. The Digital Millennium Copyright Act limits, but does not eliminate, liability for listing or linking to third party websites that may include content that infringes on copyrights or other rights so long as our Internet businesses comply with the statutory requirements. Various states also have adopted laws regulating certain aspects of Internet communications. Federal legislation enacted in 2016 permanently extended the moratorium on state and local taxes on Internet access and commerce.
Our online commerce businesses are subject to domestic and foreign laws governing the collection, use, retention, security and transfer of personally-identifiable information about their users. The enactment, interpretation and application of user data protection laws are in a state of flux, and the interpretation and application of such laws may vary from country to country. For example, the European Union’s General Data Protection Regulation (“GDPR”), which established new data laws that give customers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information, took effect in May 2018. Further, in 2015, the Court of Justice of the European Union invalidated the "Safe Harbor Framework," which had allowed companies to collect and process personal data in European Union nations for use in the U.S. The EU-U.S. Privacy Shield, which replaced the Safe Harbor Framework, became fully operational on August 1, 2016, but is the subject of litigation in the EU. The European Commission proposed new regulations regarding privacy and electronic communications in 2017 which remain pending, including additional regulation of the Internet tracking tools known as "cookies." Finally, countries in other regions, most notably Asia, Eastern Europe and Latin America, are increasingly implementing new privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be enforced.
In the U.S., the FTC has proposed a privacy policy framework, and Congress may consider legislation that would require organizations that suffer a breach of security related to personal information to notify owners of such information. Many states have adopted laws requiring notification to users when there is a security breach affecting personal data, such as California's Information Practices Act. California also has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA takes effect on January 1, 2020. Complying with these different national and state privacy requirements may cause the Internet companies in which we have interests to incur substantial costs. In addition, such companies generally have and post on their websites privacy policies and practices regarding the collection, use and disclosure of user data. A failure to comply with such posted privacy policies or with the regulatory requirements of federal, state, or foreign privacy laws could result in proceedings or actions by governmental agencies or others (such as class action litigation) which could adversely affect our online commerce businesses.
Our business is also dependent upon our continued ability to transmit our programming to television distributors from our third party FCC-licensed satellite uplink facilities, which are subject to FCC compliance in the U.S. and foreign regulatory requirements in our international operations.
Intellectual property
We regard our trademarks, service marks, patents, copyrights, domain names, trade dress, trade secrets, proprietary technologies and similar intellectual property as critical to our success. We rely on a combination of trademark, patent and copyright law, trade-secret protection, and confidentiality and/or license agreements with our employees, customers, suppliers, affiliates and others to protect these proprietary rights. We have registered, or applied for the registration of, a number of trademarks, service marks, patents, copyrights and domain names through U.S. and foreign governmental authorities and vigorously protect our proprietary rights against infringement.
In the U.S., we have registered trademarks and service marks including, but not limited to our brand names and logo, "QVC," "Quality Value Convenience," "Find What You Love, Love What You Find," the "Q Logo," and "Q" and trademarks for our proprietary products sold such as "Arte D’Oro," "Cook’s Essentials," "Denim & Co.," "Diamonique," "Nature's Code," "Northern Nights" and "Ultrafine Silver." Similarly, foreign registrations have been obtained for many trademarks and service marks for our brand names, logo and propriety products including, but not limited to, "QVC," the "Q Logo," "Q," "Cook’s Essentials," "Denim & Co.," "Diamonique" and "Northern Nights."

HSN has numerous trademark registrations or pending applications in the United States which help to expand HSN’s brand awareness. These registrations and applications include the “HSN” brand name and the “HSN logo” as well as registrations for HSN’s propriety products and services, including, but not limited to, “HSN Shop By Remote,” “Technibond,” and “Concierge Collection.”

We consider the "QVC" and "HSN" names the most significant trademarks and service marks held by us because of their impact on market awareness across all of our geographic markets and on customers’ identification with us. As with all U.S. trademarks or service marks, our trademark and service mark registrations in the U.S. are for a ten year period and are renewable every ten years, prior to their respective expirations, as long as the trademarks or service marks are used in the regular course of trade.

Qurate Retail relationship and related party transactions
The Company is an indirect wholly-owned subsidiary of Qurate Retail (Nasdaq: QRTEA and QRTEB), which owns interests in a broad range of digital commerce businesses, including Qurate Retail's other wholly-owned subsidiaries zulily, llc ("zulily") and Cornerstone Brands, Inc.("CBI"), as well as other minority investments. QVC is part of the Qurate Retail Group ("QRG"), formerly QVC Group, a portfolio of brands including QVC, HSN, zulily and CBI. On March 9, 2018, Qurate Retail, GCI Liberty, Inc. ("GCI Liberty") (formerly General Communication, Inc.), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Qurate Retail completed transactions whereby Qurate Retail acquired GCI Liberty through a reorganization in which certain assets and liabilities attributed to Qurate Retail’s Ventures Group were contributed to GCI Liberty in exchange for a controlling interest in GCI Liberty. Qurate Retail then effected a tax-free separation of its controlling interest in the combined company. Qurate Retail's QVC Group common stock became the only outstanding common stock of Qurate Retail.
On October 1, 2015, Qurate Retail acquired all of the outstanding shares of zulily (now known as zulily, llc). zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. The Company believes zulily's business is complementary to our Company. zulily is not part of the results of operations or financial position of QVC presented in this Form 10-K. QVC and zulily engage in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives, business advisory services and software development. Refer to note 14 to the consolidated financial statements for further details.
On December 31, 2018, QVC amended and restated its senior secured credit facility (the "Fourth Amended and Restated Credit Agreement") increasing the revolving credit facility from $2.65 billion to $3.65 billion as explained further in note 8 to our consolidated financial statements. The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or zulily. Under the terms of the Fourth Amended and Restated Credit Agreement, QVC and zulily are jointly and severally liable for all amounts borrowed on the $400 million tranche. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of zulily. As of December 31, 2018, there was $135 million borrowed by zulily on the $400 million tranche of the senior secured credit facility, none of which the Company expects to repay on behalf of zulily.
On October 17, 2018, QRG announced a series of initiatives designed to better position its HSN and QVC- U.S. businesses (“QRG Initiatives”). As part of the QRG Initiatives, QVC will close its fulfillment center in Lancaster, Pennsylvania and has entered into an agreement to lease a new fulfillment center in Bethlehem, Pennsylvania, commencing in 2019 (see note 9 to our accompanying consolidated financial statements). QVC recorded transaction related costs of $60 million during the year ended December 31, 2018, which primarily related to severance and other QRG initiatives.
In the fourth quarter of 2018, QVC recorded a charge related to the potential closure of its operations in France. For the year ended December 31, 2018, QVC has recorded $9 million in severance expenses and $4 million in inventory obsolescence related to these potential exit activities.
QVC engages with CBI, which is a wholly owned subsidiary of Qurate Retail and prior to the common control transaction between QVC and Qurate Retail, included as part of HSN. CBI is not part of the results of operations or financial position of QVC presented in the accompanying consolidated financial statements. During the year ended December 31, 2018, QVC and CBI engaged in multiple transactions relating to sourcing of merchandise, personnel and business advisory services. Refer to note 14 to the consolidated financial statements for further details.
QVC engages with CommerceHub, which was an approximately 99% owned subsidiary of Qurate Retail prior to the completion of its spinoff from Qurate Retail in July 2016, to handle communications between QVC and the vendors for drop ship sales and returns. Refer to note 14 to the consolidated financial statements for further details.

We are a "close corporation" under Delaware law and, as such, our stockholder, rather than a board of directors, manages our business. Since our stockholder is an indirect wholly owned subsidiary of Qurate Retail, certain aspects of our management, including the approval of significant corporate transactions such as a change of control, are controlled by Qurate Retail, rather than an independent governing body. Our Chief Executive Officer and President, Michael A. George, also became president and chief executive officer of Qurate Retail during 2018.
Qurate Retail's interests may not coincide with our interests or yours and Qurate Retail may cause us to enter into transactions or agreements with related parties or approve corporate actions that could involve conflicts of interest. For example, Qurate Retail's dependence on our cash flow for servicing its debt and for other purposes is likely to result in our payment of large dividends to Qurate Retail, which may increase our leverage and decrease our liquidity. We paid $367 million of dividends to Qurate Retail during 2018, $866 million of dividends to Qurate Retail during 2017 and $703 million of dividends to Qurate Retail during 2016. See also Item 1A. "Risk Factors."

* * * * *
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; QRG initiatives; revenue growth; remediation of material weaknesses; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

•	rapid technological changes;

•	failure to protect the security of personal information, subjecting us to potentially costly government enforcement actions and/or private litigation and reputational damage;

•	the regulatory and competitive environment of the industries in which we operate;

•	threatened terrorist attacks, political unrest in international markets and ongoing military action around the world;

•	fluctuations in foreign currency exchange rates; and

•	Qurate Retail's dependence on our cash flow for servicing its debt and for other purposes.
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

Our net revenue and operating results depend on our ability to predict or respond to consumer preferences
Our net revenue and operating results depend, in part, on our ability to predict or respond to changes in consumer preferences and fashion trends in a timely manner. We develop new retail concepts and continuously adjust our product mix in an effort to satisfy customer demands. Consumer preferences may be affected by many factors outside of our control, including responses of competitors and general economic conditions. Any sustained failure by us to identify and respond to emerging trends in lifestyle and consumer preferences could have a material adverse effect on our relationship with our customers and the demand for the products we sell.
Management’s efforts to realize the anticipated synergies from Qurate Retail’s acquisitions of HSN and zulily may divert management’s time and attention and other resources from QVC’s business
On December 29, 2017, Qurate Retail completed the acquisition of the 62% ownership interest of HSN it did not already own in an all-stock transaction. As entities under the common control of Qurate Retail, QVC, HSN and zulily are cooperating to recognize meaningful synergies by seeking opportunities to leverage their combined scale and capabilities to accelerate each company's sales and deliver cost savings.
QVC, HSN and zulily engage in, transactions relating to personnel, sales, sourcing of merchandise, marketing initiatives, fulfillment integration, business advisory services, and software development with the expectation that these transactions will result in various synergies including, among other things, enhanced revenues, procurement cost savings and operating efficiencies, innovation and sharing of best practices. We currently anticipate that these efforts will continue for the foreseeable future.
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
We depend on the television distributors that carry our programming and no assurance can be given that we will be able to maintain and renew our affiliation agreements on favorable terms or at all
In the U.S., we currently distribute our programming through affiliation or transmission agreements with many television providers, including, but not limited to, Comcast, AT&T/DIRECTV, Charter, DISH Network, Verizon and Cox. Internationally, we currently distribute our programming through, Vodafone Kabel Deutschland GmbH, Media Broadcast GmbH, SES ASTRA, SES Platform Services GmbH, Telekom Deutschland GmbH, Unitymedia GmbH, Tele Columbus and Primacom, Jupiter Telecommunications, Ltd., Sky Perfect and World Hi-Vision Channel, Inc., A1 Telekom Austria AG, UPC Telekabel Wien GmbH, British Sky Broadcasting, Freesat, Freeview and Virgin Media, Mediaset, Hot Bird and Sky Italia, Orange, Free, Canalsat, Bouygues Telecom and Fransat. Our affiliation agreements with distributors are scheduled to expire between 2019 to 2024.

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
The renewal negotiation process for affiliation agreements is typically lengthy. In some cases, renewals are not agreed upon prior to the expiration of a given agreement while the programming continues to be carried by the relevant distributor without an effective agreement in place. We do not have distribution agreements with some of the cable operators that carry our programming. In total, we are currently providing programming without affiliation agreements to distributors representing approximately 6.4% of our QVC-U.S. distribution and approximately 0.4% of our HSN distribution. Some of our international programming may continue to be carried by distributors after the expiration dates on our affiliation agreements with them have passed.
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

In 2000, we became subject to a consent decree issued by the FTC barring us from making certain deceptive claims for dietary supplements and specified products related to the common cold, pneumonia, hay fever and allergies. We also became subject to an expanded consent decree issued by the FTC in 2009 that terminates on the later of May 26, 2029, or 20 years from the most recent date that the U.S. or the FTC files a complaint in federal court alleging any violation thereunder. Pursuant to this expanded consent decree, we are prohibited from making certain claims about specified weight-loss, dietary supplement and anti-cellulite products unless we have competent and reliable scientific evidence to substantiate such claims. Additionally, in 1996, HSN became subject to a consent order issued by the FTC barring HSN (including its subsidiaries and affiliates) from making claims for specified categories of products, including claims that a given product can cure, treat or prevent any disease or have an effect on the structure or function of the human body, unless it has competent and reliable scientific evidence to substantiate such claims. The HSN FTC consent order terminates on the later of April 15, 2019, or 20 years from the most recent date that the U.S. or the FTC files a complaint in federal court alleging any violation thereunder. Violation of the QVC or the HSN consent order may result in the imposition of significant civil penalties for non-compliance and related redress to consumers and/or the issuance of an injunction enjoining us from engaging in prohibited activities.
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
The processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights

In the processing of consumer transactions and managing our employees, our business receives, transmits and stores a large volume of personally identifiable information and other user data. The processing, storage, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by us. Moreover, there are federal, state and international laws regarding privacy and the processing, storage, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations, including changes in legislation and regulations, in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. Compliance with these laws and regulations, or changes in these laws and regulations, may be onerous and expensive and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance. For example, the European Court of Justice in 2015 invalidated the U.S.-EU Safe Harbor Framework, which facilitated personal data transfers to the U.S. in compliance with applicable European data protection laws. The EU-U.S. Privacy Shield, which replaced the U.S.-EU Safe Harbor Framework, became fully operational on August 1, 2016, but is subject to legal challenge in the EU. The EU-U.S. Privacy Shield provides a mechanism to comply with data protection requirements when transferring personal data from the EU to the U.S. In addition, Standard Contractual Clauses - another key mechanism to allow data transfers between the U.S. and the EU - are also subject to litigation over whether Standard Contractual Clauses can be used for transferring personal data from the EU to the U.S. Further, the GDPR, which became effective on May 25, 2018, gives consumers in the EU additional rights and imposes additional restrictions and penalties on companies for illegal collection and misuse of personal information. California has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA will become effective on January 1, 2020. Finally, in 2017, the European Commission proposed new regulations, which proposals remain pending, regarding privacy and electronic communications, including additional regulation of the Internet tracking tools known as “cookies.” Our failure, and/or the failure by the various third party vendors and service providers with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations, or changes in applicable laws and regulations, or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage our reputation and the reputation of our third party vendors and service providers, discourage potential users from trying our products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, any one or all of which could adversely affect our business, financial condition and results of operations. In addition, we may not have adequate insurance coverage to compensate for losses.
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
Significant developments stemming from the 2016 U.S. presidential election or the Brexit vote could have a material adverse effect on us
After the presidential inauguration on January 20, 2017, President Donald J. Trump and his administration took office in the United States. As a presidential candidate, President Trump expressed apprehension towards trade agreements, such as the Trans-Pacific Partnership, and suggested that the U.S. would renegotiate or withdraw from certain trade agreements. He has advocated for and imposed tariffs on certain goods imported into the United States, particularly from China. On January 23, 2017, the President of the United States signed a presidential memorandum to withdraw the U.S. from the Trans-Pacific Partnership. On November 30, 2018 the U.S., Mexico and Canada signed the United States-Mexico-Canada Agreement, a successor to the North American Free Trade Agreement, which will impact imports and exports among those countries. These and other proposed actions, if implemented, could adversely affect our business because we sell imported products.
Additionally, the results from the Brexit vote have created political and economic uncertainty, particularly in the U.K. and the EU, and this uncertainty may last for years. Failing the implementation of an agreed extension, the U.K. is scheduled to withraw from the E.U. on March 29, 2019. The U.K. government’s draft agreement on the withdrawal of the U.K. from the E.U. was defeated in the House of Commons on January 15, 2019. As a result, the final terms of the U.K.’s exit from the E.U. are, and will remain for the immediate future, unclear. The U.K. may leave the E.U. without any agreement as to the terms of its withdrawal or the future economic relationship between the U.K. and the E.U. It is also possible that the U.K. will withdraw its notification to leave the E.U. or that there will be a second referendum on Brexit. The potential impacts, if any, of the considerable uncertainty relating to Brexit or the resulting terms of Brexit on the free movement of goods, services, people and capital between the U.K. and the EU, customer behavior, economic conditions, interest rates, currency exchange rates, availability of capital or other matters are unclear. Our business could be affected with respect to these matters during this period of uncertainty, and perhaps longer, depending on the resulting terms. In particular, our business could be negatively affected by new trade agreements between the U.K. and other countries, including the U.S., and by the possible imposition of trade or other regulatory barriers in the U.K., which could result in shipping delays and the shortage of products sold by our business. Additionally, the U.K. economy and consumer demand in the U.K., including for our products, could be negatively impacted. Further, various geopolitical forces related to Brexit may impact the global economy, the European economy and our business, including, for example, due to other E.U. member states where we have operations proposing referendums to, or electing to, exit the E.U. These possible negative impacts, and others resulting from the U.K.’s withdrawal from the EU, may adversely affect our operating results.
We rely on distribution facilities to operate our business, and any damage to one of these facilities, or any disruptions caused by incorporating new facilities into our operations, could have a material adverse impact on our business
We operate a limited number of distribution facilities worldwide. Our ability to meet the needs of our customers depends on the proper operation of these distribution facilities. If any of these distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason, we could suffer a substantial loss of inventory and disruptions of deliveries to our customers. In addition, we could incur significantly higher costs and longer lead times associated with the distribution of our products during the time it takes to reopen or replace the damaged facility. Any of the foregoing factors could result in decreased sales and have a material adverse effect on our business, financial condition and operating results. In addition, we have been implementing new warehouse management systems to further support our efforts to operate with increased efficiency and flexibility. There are risks inherent in operating in new distribution environments and implementing new warehouse management systems, including operational difficulties that may arise with such transitions. We may experience shipping delays should there be any disruptions in our new warehouse management systems or warehouses themselves.

In October 2018, we announced that we would be opening a new distribution facility in Bethlehem, Pennsylvania in 2019 and that we anticipated closing distribution facilities in Lancaster, Pennsylvania, Roanoke, Virginia, and Greeneville, Tennessee in 2020. Difficulties experienced in opening the Bethlehem distribution center, including delays in the installation of package handling equipment or warehouse management systems, or if the package handling equipment or warehouse management systems do not perform as anticipated, could cause delays in the Bethlehem distribution center operating at full capacity or at all. Delays in opening the Bethlehem distribution center could cause delays in closing other facilities, including our Lancaster, Pennsylvania facility. Delays in closing these facilities or disruptions caused by transitioning order fulfillment operations from closing facilities to other facilities may increase our operating expenses, cause disruptions to our order fulfillment process and cause delays in delivering product to customers which would result in lost sales, strain our relationships with customers, and cause harm to our reputation, any of which could have a material adverse impact on our business, financial condition and operating results.

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
The unanticipated loss of certain larger vendors or the consolidation of our vendors could negatively impact our sales and profitability on a short term basis
It is possible that one or more of our larger vendors could experience financial difficulties, including bankruptcy, or otherwise could elect to cease doing business with us. While we have periodically experienced the loss of a major vendor, if multiple major vendors ceased doing business with us, or did not perform consistently with past practice, this could have a material adverse impact on our business, financial condition and operating results. Further, there has been a trend among our vendors towards consolidation in recent years that may continue. This consolidation could exacerbate the foregoing risks and increase our vendors’ bargaining power and their ability to demand terms that are less favorable to us.
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
Failure to effectively manage our installment sales plans and revolving credit card programs could result in less income
QVC-Global offers Easy-Pay in the U.S., Germany, the U.K. and Italy (known as Q-Pay in Germany and Italy), a payment plan that when offered, allows customers to pay for certain merchandise in two or more monthly installments. When the Easy-Pay is offered by QVC-Global and elected by the customer, the first installment is typically billed to the customer's credit card upon shipment. Generally, the customer's credit card is subsequently billed up to five additional monthly installments until the total purchase price of the products has been billed by QVC-Global. We cannot predict whether customers will pay all of their Easy-Pay installments. Accordingly, a provision for customer bad debts is provided as a percentage of accounts receivable based on historical experience and is included within selling, general and administrative expense (see note 2 to our consolidated financial statements). To the extent that Easy-Pay losses exceed historical levels, our results of operations may be negatively impacted.
HSN offers Flexpay, a program under which customers may pay for certain merchandise in two to six interest-free, monthly credit or debit card installments. Flexpay is frequently offered by HSN on the products it sells. HSN maintains allowances for estimated losses resulting from the inability of customers to make required payments. Actual losses due to the inability of customers to make required payments may increase in a given period or exceed related estimates. As Flexpay usage continues to grow, HSN may experience these losses at greater rates, which will require it to maintain greater allowances for doubtful accounts of estimated losses than it has historically. To the extent that Flexpay losses exceed historical levels, HSN’s results of operations may be negatively impacted.

In the U.S., QVC has an agreement with a large consumer financial institution (the "Bank") pursuant to which the Bank provides revolving credit directly to our customers for the sole purpose of purchasing merchandise from us with a Private Label Credit Card ("PLCC"). We receive a portion of the net economics of the credit card program. We cannot predict the extent to which customers will use the PLCC, nor the extent that they will make payments on their outstanding balances.
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
As a “close corporation” under Delaware law, our stockholder, rather than a board of directors, manages our business. Our stockholder is an indirect wholly owned subsidiary of Qurate Retail, meaning that we do not have any independent governing body. In addition, we have not adopted corporate governance measures such as the implementation of an audit committee or other independent governing body. It is possible that if we were to appoint a board of directors and include one or more independent directors and adopt some or all of these corporate governance measures, there may be somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. However, our stockholder has the ability to make decisions regarding transactions with related parties and corporate actions that could involve conflicts of interest.
In addition, our Chief Executive Officer and President, Michael A. George, became president and chief executive officer of Qurate Retail during 2018. Investors should bear in mind our current lack of independent directors, the positions with Qurate Retail that are held by Mr. George and corporate governance measures in formulating their investment decisions.
The interests of our stockholder may not coincide with your interests and our stockholder may make decisions with which you may disagree
Our stockholder is an indirect wholly owned subsidiary of Qurate Retail. As a “close corporation” under Delaware law, our stockholder, rather than a board of directors, manages our business. As a result, Qurate Retail controls certain aspects of our management, including the approval of significant corporate transactions such as a change of control. The interests of Qurate Retail may not coincide with our interests or your interests. For example, Qurate Retail's dependence on our cash flow for servicing Qurate Retail's debt and for other purposes, including payments of dividends on Qurate Retail's capital stock, stock repurchases or to fund acquisitions or other operational requirements of Qurate Retail and its subsidiaries is likely to result in our payment of large dividends to Qurate Retail when permitted by law or the terms of our senior secured credit facility and the indentures governing our outstanding senior secured notes, which may increase our accumulated deficit or require us to borrow under our senior secured credit facility, increasing our leverage and decreasing our liquidity. We have made significant distributions to Qurate Retail in the past. See Item 1. "Business - Qurate Retail relationship and related party transactions."
We have identified material weaknesses in our internal control over financial reporting, that, if not properly remediated, could adversely affect our business and results of operations.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As described in “Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2018 due to material weaknesses. The identified material weaknesses, at December 31, 2018, relates to information technology general controls (“ITGCs”) as well as certain business process controls designed to compensate for U.K. revenue ITGC failures. Specifically, the ITGCs were not designed and operating effectively to ensure (i) that access to applications and data, and the ability to make program and job changes, were adequately restricted to appropriate personnel and (ii) that the activities of individuals with access to modify data and make program and job changes were appropriately monitored. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. Further, review controls intended to ensure revenue is appropriately recorded in the U.K. were not deemed effective.
While the control deficiencies identified did not result in any identified misstatements, a reasonable possibility exists that a material misstatement to the annual or interim consolidated financial statements and disclosures will not be prevented or detected on a timely basis.
As further described in “Item 9A. Controls and Procedures,” we are taking the necessary steps to remediate the material weaknesses. However, as the reliability of the internal control process requires repeatable execution, the successful on-going remediation of these material weaknesses will require on-going review and evidence of effectiveness prior to concluding that the controls are effective. Therefore, we cannot assure you that the remediation efforts will remain effective following their completion in the future or that additional or similar material weaknesses will not develop or be identified.
Implementing any further changes to our internal controls may distract our officers and employees and entail material costs to implement new processes and/or modify our existing processes. Moreover, these changes do not guarantee that we will be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm the price of Qurate Retail's common stock.
We have a substantial amount of indebtedness, which could adversely affect our financial position and prevent us from fulfilling our debt obligations
We have a substantial amount of indebtedness. As of December 31, 2018, we had total debt of $5,148 million, consisting of $3,775 million in senior secured notes, $1,185 million under our senior secured credit facility and $188 million of capital lease obligations. We also had an additional $2,310 million available for borrowing under our senior secured credit facility as of that date (see further details in note 8 to our consolidated financial statements). We may incur significant additional indebtedness in the future.
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
We may need to refinance our indebtedness.

Although we expect to refinance or otherwise repay our indebtedness, we may not be able to refinance our indebtedness on terms acceptable to us or at all. The financial terms or covenants of any new credit facility, notes or other indebtedness may not be as favorable as those under our senior secured credit facility and our existing notes. Our ability to complete a refinancing of our senior secured credit facility and our existing notes prior to their respective maturities will depend on our financial and operating performance, as well as a number of conditions beyond our control. For example, if disruptions in the financial markets were to exist at the time that we intended to refinance this indebtedness, we might be restricted in our ability to access the financial markets. If we are unable to refinance our indebtedness, our alternatives would include negotiating an extension of the maturities of our senior secured credit facility and our existing notes with the lenders and seeking or raising new equity capital. If we were unsuccessful, the lenders under our senior secured credit facility and the holders of our existing notes could demand repayment of the indebtedness owed to them on the relevant maturity date, which could adversely affect our financial condition.

Despite our current level of indebtedness, we may still incur substantially more indebtedness. This could exacerbate the risks associated with our existing indebtedness
We and our subsidiaries may incur substantial additional indebtedness in the future. Our senior secured credit facility and the terms of the indentures for our notes limit, but do not prohibit, us or our subsidiaries from incurring additional indebtedness. Also, our subsidiaries could incur additional indebtedness that is structurally senior to the notes or we and our subsidiaries could incur indebtedness secured by a lien on assets that do not constitute collateral, including assets of ours and our subsidiaries, and the holders of such indebtedness will have the right to be paid first from the proceeds of such assets. If we incur any additional indebtedness that ranks equally with the notes and the guarantees, the holders of that indebtedness will be entitled to share ratably with the holders of the notes and the guarantees in any proceeds distributed in connection with our insolvency, liquidation, reorganization or dissolution. This may have the effect of reducing the amount of proceeds paid to the existing note holders. In addition, existing note holders' rights to the collateral would be diluted by any increase in the indebtedness secured by this collateral. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
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
Our ability to pay dividends or make other restricted payments to Qurate Retail is subject to limited restrictions
There are no restrictions under our bond indentures on QVC's ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes and each of QVC's consolidated leverage ratio and QVC and zulily's combined consolidated leverage ratio would be no greater than 3.50 to 1.0. As a result, Qurate Retail will, in many instances, be permitted to rely on QVC's cash flow for servicing Qurate Retail's debt and for other purposes, including payments of dividends on Qurate Retail's capital stock, if declared, or to fund acquisitions or other operational requirements of Qurate Retail and its subsidiaries. These events may increase accumulated deficit or require QVC to borrow under the senior secured credit facility, increasing QVC's leverage and decreasing liquidity. QVC has made significant distributions to Qurate Retail in the past. See Item 1. "Business - Qurate Retail relationship and related party transactions."
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own our corporate headquarters and operations center in West Chester, Pennsylvania, which consist of office space and include executive offices, video broadcast studios, showrooms, broadcast facilities and administrative offices for QVC. We also own call centers in San Antonio, Texas; Chesapeake, Virginia; Bochum and Kassel, Germany and Chiba-Shi, Japan. We own distribution centers in Lancaster, Pennsylvania; Suffolk, Virginia; Rocky Mount, North Carolina; Florence, South Carolina; Ontario, California; Chiba, Japan and Hückelhoven, Germany. Additionally, we own multi-functional buildings in Knowsley, United Kingdom; Chiba, Japan and Brugherio, Italy. In Germany we own our administrative offices within the headquarters located in Düsseldorf, Germany which also includes leased video broadcast studios and facilities. To supplement the facilities we own, we also lease various facilities worldwide.
HSN owns a corporate headquarters, call center, and operations center in St. Petersburg, Florida along with a distribution center in Piney Flats, Tennessee. Additionally, HSN leases distribution centers in Bristol, Virginia; Fontana, California; Greeneville, Tennessee; Morristown, Tennessee; and Roanoke, Virginia. Office space is leased in Ronkonkoma, New York; New York, New York; St. Petersburg, Florida; and Maple Heights, Ohio.

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
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
There is no established trading market for our equity securities. There is one holder of record of our equity, Qurate Retail Group, Inc., an indirect wholly-owned subsidiary of Qurate Retail, Inc. ("Qurate Retail") (formerly Liberty Interactive Corporation).
See also "Item 1. Business - Qurate Retail relationship and related party transactions" for information related to our dividends to Qurate Retail and note 8 to our consolidated financial statements for our debt issuance descriptions.
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
Overview
QVC, Inc. and its consolidated subsidiaries ("QVC" or the "Company") is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications. QVC is comprised of the reportable segments of QVC-U.S. and QVC-International, which combined are referred to as "QVC-Global", as well as HSN, Inc. ("HSN"), a reportable segment.
In the U.S., QVC's televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full-time basis, including QVC, QVC2, HSN, HSN2 and Beauty iQ. The Company's U.S. programming is also available on QVC.com and HSN.com, QVC's U.S. websites; mobile applications via streaming video; over-the-air broadcasters; and over-the-top content platforms (Roku, Apple TV, Amazon Fire, Facebook, etc.).
QVC's digital platforms enable consumers to purchase goods offered on our broadcast programming, along with a wide assortment of products that are available only on QVC.com. QVC.com and our other digital platforms (including our mobile applications, social pages and others) are natural extensions of our business model, allowing customers to engage in our shopping experience wherever they are, with live or on-demand content customized to the device they are using. In addition to offering video content, QVC.com allows shoppers to browse, research, compare and perform targeted searches for products, read customer reviews, control the order-entry process and conveniently access their QVC account.
Internationally, QVC's televised shopping programs, including live and recorded content, are distributed to households outside of the U.S., primarily in Germany, Austria, Japan, the United Kingdom ("U.K."), the Republic of Ireland, Italy and France. In some of the countries where QVC operates, QVC's televised shopping programs are broadcast across multiple QVC channels: QVC Style and QVC2 in Germany and QVC Beauty, QVC Extra and QVC Style in the U.K. Similar to the U.S., our international businesses also engage customers via websites, mobile applications and social pages. QVC's international business employs product sourcing teams who select products tailored to the interests of each local market.
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the years ended December 31, 2018, 2017 and 2016, QVC-Japan paid dividends to Mitsui of $40 million, $40 million and $39 million, respectively.
The Company also has a joint venture with CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR''). The Company owns a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS operates a retail business in China through a broadcast network and an e-commerce website. This joint venture is accounted for as an equity method investment recorded as equity in losses of investee in the consolidated statements of operations.

The Company is an indirect wholly-owned subsidiary of Qurate Retail, Inc. ("Qurate Retail") (formerly Liberty Interactive Corporation) (Nasdaq: QRTEA and QRTEB), which owns interests in a broad range of digital commerce businesses, including Qurate Retail's other wholly-owned subsidiary zulily, llc ("zulily"), as well as other minority investments. QVC is part of the Qurate Retail Group ("QRG"), formerly QVC Group, a portfolio of brands including QVC, zulily and the Cornerstone brands ("CBI"). On March 9, 2018, Qurate Retail, GCI Liberty, Inc. ("GCI Liberty") (formerly General Communication, Inc.), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Qurate Retail completed transactions whereby Qurate Retail acquired GCI Liberty through a reorganization in which certain assets and liabilities attributed to Qurate Retail’s Ventures Group were contributed to GCI Liberty in exchange for a controlling interest in GCI Liberty. Qurate Retail then effected a tax-free separation of its controlling interest in the combined company. Qurate Retail's QVC Group common stock became the only outstanding common stock of Qurate Retail.
On October 1, 2015, Qurate Retail acquired all of the outstanding shares of zulily (now known as zulily, llc). zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. The Company believes that its business is complementary to the Company. zulily is not part of the results of operations or financial position of QVC presented in the accompanying consolidated financial statements. During the years ended December 31, 2018, 2017 and 2016, QVC and zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives, business advisory services and software development. The gross value of these transactions totaled $14 million, $9 million and $12 million for the years ended December 31, 2018, 2017 and 2016, respectively, which did not have a material impact on QVC's financial position, results of operations, or liquidity.

On December 31, 2018, QVC amended and restated its senior secured credit facility (the "Fourth Amended and Restated Credit Agreement") increasing the revolving credit facility from $2.65 billion to $3.65 billion as explained further in note 8 to our consolidated financial statements. The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or zulily. Under the terms of the Fourth Amended and Restated Credit Agreement, QVC and zulily are jointly and severally liable for all amounts borrowed on the $400 million tranche. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of zulily. As of December 31, 2018, there was $135 million borrowed by zulily on the $400 million tranche of the senior secured credit facility, none of which the Company expects to repay on behalf of zulily.
On December 29, 2017, Qurate Retail completed the acquisition of the remaining 62% ownership interest of HSN, Inc. ("HSN") it did not previously own in an all-stock transaction. On December 31, 2018, after a series of transactions to separate HSN's other businesses from its channel operations, Qurate Retail transferred its 100% ownership interest in HSN to QVC through a transaction among entities under common control. As a result of the transaction, the assets and liabilities of HSN were transferred from Qurate Retail to QVC through an equity contribution. QVC has presented the operations and financial position of HSN in its consolidated financial statements as of December 29, 2017.
On October 17, 2018, QRG announced a series of initiatives designed to better position its HSN and QVC- U.S. businesses (“QRG Initiatives”). As part of the QRG Initiatives, QVC will close its fulfillment center in Lancaster, Pennsylvania and has entered into an agreement to lease a new fulfillment center in Bethlehem, Pennsylvania, commencing in 2019 (see note 9 to the accompanying consolidated financial statements). Expenditures related to the QRG Initiatives are recorded as part of transaction related costs (defined below).
QVC engages with CBI, which is a wholly owned subsidiary of Qurate Retail and prior to the common control transaction between QVC and Qurate Retail, included as part of HSN. CBI is not part of the results of operations or financial position of QVC presented in the accompanying consolidated financial statements. During the year ended December 31, 2018, QVC and CBI engaged in multiple transactions relating to sourcing of merchandise, personnel and business advisory services. The gross value of these transactions totaled $68 million for the year ended December 31, 2018. QVC also held a $28 million note receivable from CBI, which is included within other noncurrent assets on the accompanying consolidated balance sheet as of December 31, 2018.
In the fourth quarter of 2018, QVC recorded a charge related to the potential closure of its operations in France. For the year ended December 31, 2018, QVC has recorded $9 million in severance expenses and $4 million in inventory obsolescence related to these potential exit activities.

QVC engages with CommerceHub, Inc. ("CommerceHub") which was an approximately 99% owned subsidiary of Qurate Retail prior to the completion of its spin-off from Qurate Retail in July 2016, to handle communications between QVC and certain of its vendors for drop ship sales and returns. CommerceHub is not part of the results of operations or financial position of QVC presented in its consolidated financial statements. During each of the years ended December 31, 2018, 2017 and 2016, QVC paid CommerceHub for the related services totaling less than $3 million, which did not have a material impact on QVC's financial position, results of operations, or liquidity. On July 22, 2016, Qurate Retail completed the spin-off of CommerceHub. As a result, Qurate Retail and CommerceHub are now separate companies.

Strategies and challenges of business units
The goal of QVC is to extend its leadership in video commerce, e-commerce, mobile commerce and social commerce by continuing to create the world’s most engaging shopping experiences, combining the best of retail, media, and social, highly differentiated from traditional brick-and-mortar stores or transactional e-commerce. QVC provides customers with curated collections of unique products, made personal and relevant by the power of storytelling. We curate experiences, conversations and communities for millions of highly discerning shoppers, and we also curate large audiences, across our many platforms, for our thousands of brand partners.
QVC intends to employ several strategies to achieve these objectives. Among these strategies are to (i) extend the breadth, relevance and exposure of the QVC brand; (ii) source products that represent unique quality and value; (iii) create engaging, video-rich shopping experiences across our broadcast networks, websites, mobile applications and social pages; (iv) leverage customer loyalty and continue multi-platform expansion; and (v) create a compelling and differentiated customer service experience. In addition, QVC expects to expand globally by leveraging its existing systems, infrastructure and skills in other countries around the world.
QVC's future net revenue growth will primarily depend on sales growth from e-commerce and mobile platforms, additions of new customers from households already receiving QVC's broadcast programming and increased spending from existing customers. QVC's future net revenue may also be affected by (i) the willingness of cable television and direct-to-home satellite system operators to continue carrying QVC's programming service; (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult due to governmental action or from distributors converting analog customers to digital; (iii) changes in television viewing habits because of personal video recorders, video-on-demand and Internet video services; and (iv) general economic conditions.
QVC-U.S. also has over-the-air broadcasting in designated U.S. markets that can be accessed by any household with a digital antenna in such markets, regardless of whether it subscribes to a paid television service. This allows QVC-U.S. to reach customers who previously did not have access to the program through other television platforms. QVC-U.S. launched an additional channel, QVC2, which is being distributed through cable and satellite systems and on QVC's digital platforms. QVC2 offers viewers access to a broader range of QVC programming options as well as more relevant programming for viewers in differing time zones. In October 2016, QVC-U.S. launched a third channel, Beauty iQ, which is being distributed through cable, satellite, streaming and digital platforms. The channel and supporting platforms are primarily dedicated to a complete beauty shopping experience for customers. In August 2010, HSN launched HSN2, which is a network that primarily distributes taped programming.
Beyond the main QVC channels in the U.S., QVC-International broadcasts pre-recorded and live shows on additional channels that offer viewers access to a broader range of QVC programming options. These channels include QVC Style and QVC2 in Germany and QVC Beauty, QVC Extra and QVC Style in the U.K.
Economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. Global financial markets have recently experienced disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including Japan and Europe, become uncertain or deteriorate, our customers may respond by suspending, delaying or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Such weak economic conditions may also inhibit our expansion into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects.
On June 23, 2016, the U.K. held a referendum in which British citizens approved an exit from the European Union (the "E.U."), commonly referred to as “Brexit.” As a result of the referendum, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the U.K. Pound Sterling as compared to the U.S. dollar.

Volatility in exchange rates is expected to continue in the short term as the U.K. negotiates its exit from the E.U. In the longer term, any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, or whether the U.K. will leave the European Union with any agreement as to the terms of its withdrawal, it is possible that new terms may adversely affect our operations and financial results in a number of ways, not all of which are currently readily apparent. On March 29, 2017, the U.K. invoked Article 50 of the Treaty of Lisbon, which is the first step of the U.K.’s formal exit from the E.U. This started the two-year window in which the U.K. and the European Commission can negotiate future terms for imports, exports, taxes, employment, immigration and other areas, ending in the exit of the U.K. from the E.U. Failing the implementation of an agreed extension, the U.K. is scheduled to withdraw from the E.U. on March 29, 2019. The U.K. government’s draft agreement on the withdrawal of the U.K. from the E.U. was defeated in the House of Commons on January 15, 2019. As a result, the final terms of the U.K.’s exit from the E.U. are, and will remain for the immediate future, unclear. The U.K. may leave the E.U. without any agreement as to the terms of its withdrawal or the future economic relationship between the U.K. and the E.U. It is also possible that the U.K. will withdraw its notification to leave the E.U. or that there will be a second referendum on Brexit.
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
Results of Operations- QVC Consolidated
QVC's operating results were as follows:

	Years ended December 31,
(in millions)	2018	2017	2016
Net revenue	$11,282	8,771	8,682
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	7,248	5,598	5,540
Operating	881	601	606
Selling, general and administrative, excluding transaction related costs and stock-based compensation	1,094	666	696
Adjusted OIBDA	2,059	1,906	1,840
Impairment loss	30	—	—
Transaction related costs	60	39	—
Stock-based compensation	46	39	32
Depreciation	174	155	142
Amortization	237	364	463
Operating income	1,512	1,309	1,203
Other (expense) income:
Equity in losses of investee	(3)	(3)	(6)
(Losses) gains on financial instruments	(2)	—	2
Interest expense, net	(243)	(214)	(210)
Foreign currency (loss) gain	—	(6)	38
Loss on extinguishment of debt	(2)	—	—
	(250)	(223)	(176)
Income before income taxes	1,262	1,086	1,027
Income tax expense	(334)	(139)	(385)
Net income	928	947	642
Less net income attributable to the noncontrolling interest	(46)	(46)	(38)
Net income attributable to QVC, Inc. stockholder	$882	901	604

Net revenue
QVC's consolidated net revenue increased 28.6% and 1.0% for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior years. $2,202 million of the $2,511 million increase in 2018 net revenue was due to the inclusion of HSN's financial results in 2018 as a result of the common control transaction between QVC and Qurate Retail. HSN's results were not included in net revenue during 2017. The remaining increase is comprised of a $209 million increase in QVC-U.S. net revenue and a $107 million increase in QVC-International net revenue, offset by $7 million in intersegment eliminations between QVC-U.S. and HSN.
The 2017 increase of $89 million in net revenue was primarily comprised of an increase of $20 million in QVC-U.S.net revenue and a $69 million increase in QVC-International net revenue.
See "Results of Operations-Businesses" below for a more complete discussion of the net revenue of QVC U.S., QVC-International and HSN.
Adjusted Operating Income before Depreciation and Amortization ("Adjusted OIBDA")
QVC defines Adjusted OIBDA as net revenue less cost of goods sold, operating expenses and selling, general and administrative expenses (excluding transaction related costs and stock-based compensation). QVC's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate the businesses and make decisions about allocating resources among the businesses. QVC believes that this is an important indicator of the operational strength and performance of the businesses, including the ability to service debt and fund capital expenditures. In addition, this measure allows QVC to view operating results, perform analytical comparisons and perform benchmarking among its businesses and identify strategies to improve performance. This measure of performance excludes such costs as impairment loss, depreciation, amortization, transaction related costs and stock-based compensation that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.
The primary material limitations associated with the use of Adjusted OIBDA as compared to GAAP results are (i) it may not be comparable to similarly titled measures used by other companies in the industry, and (ii) it excludes financial information that some may consider important in evaluating QVC's performance. QVC compensates for these limitations by providing disclosure of the difference between Adjusted OIBDA and GAAP results, including providing a reconciliation of Adjusted OIBDA to GAAP results, to enable investors to perform their own analysis of QVC's operating results. Refer to note 16 to the accompanying consolidated financial statements for a reconciliation of Adjusted OIBDA to income before income taxes.
In 2018, the $1,650 million increase in cost of goods sold, $280 million increase in operating expenses and $428 million increase in selling, general and administrative expenses (excluding transaction related costs and stock-based compensation) were all primarily due to the inclusion of HSN in the financial results of QVC during 2018 as a result of the common control transaction between QVC and Qurate Retail. See "Results of Operations-Businesses" below for a more complete discussion of the changes in cost of goods sold, operating expenses and selling, general and administrative expenses (excluding transaction related costs and stock-based compensation) of QVC U.S., QVC-International and HSN for the years ended December 31, 2018 and 2017, respectively.

Impairment loss
QVC recorded an impairment loss of $30 million for the year ended December 31, 2018 related to the change in the fair value of trademarks within the HSN segment. There were no impairment losses recorded by QVC for the years ended December 31, 2017 or 2016.
Transaction related costs
Transaction related costs include restructuring, integration, and advisory fees ("transaction related costs") that were incurred by QVC as it relates to Qurate Retail's acquisition of HSN on December 29, 2017. QVC recorded $60 million and $39 million of transaction related costs for the years ended December 31, 2018 and 2017, respectively. There were no transaction related costs for the year ended December 31, 2016. The increase in transaction related costs in 2018 is primarily related to severance payments related to the future closure of QVC's Lancaster, PA fulfillment center and other initiatives to deliver long term growth. The transaction related costs that were incurred in 2017 were primarily attributed to severance at HSN and other integration and advisory costs.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC recorded $46 million, $39 million and $32 million of stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016, respectively. The increase in 2018 is primarily due to transfers of certain zulily employees into the Company. The increase in 2017 is primarily due to the inclusion of HSN options as a result of the common control transaction.
Depreciation and amortization
Depreciation and amortization consisted of the following:

	Years ended December 31,
(in millions)	2018	2017	2016
Affiliate agreements	$2	97	146
Customer relationships	50	113	169
Other technology	15	—	—
Acquisition related amortization	67	210	315
Property and equipment	174	155	142
Software amortization	95	93	100
Channel placement amortization and related expenses	75	61	48
Total depreciation and amortization	$411	519	605
For the years ended December 31, 2018 and 2017, acquisition related amortization expense decreased primarily due to the end of the useful lives of certain affiliate agreements and customer relationships established at the time of Qurate Retail's acquisition of QVC in 2003. This was partially offset by the inclusion of HSN's financial results in 2018, which were not included in depreciation and amortization expense during 2017 or 2016.
Equity in losses of investee
The losses were associated with our joint venture in China that is accounted for as an equity method investment.
(Losses) gains on financial instruments
The $2 million in losses on financial instruments for the year ended December 31, 2018 were primarily related to the change in the fair value of the interest rate swaps (see below). There were no (losses) gains on financial instruments for the year ended December 31, 2017 and there was $2 million in gains on financial instruments for the year ended December 31, 2016.

Interest expense, net
For the years ended December 31, 2018 and 2017, consolidated net interest expense increased $29 million and $4 million, respectively, as compared to the corresponding prior years. The increase in net interest expense in 2018 is due to the inclusion of HSN's net interest expense in 2018, attributing $17 million and higher average interest rates used to service the outstanding debt. The increase in net interest expense in 2017 is due to higher average interest rates compared to the previous year, partially offset by lower average debt balances outstanding under the credit agreement.
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
Loss on extinguishment of debt
QVC recorded a $2 million loss on extinguishment of debt during the year ended December 31, 2018 due to the termination of HSN's credit agreement on December 31, 2018. There was no loss on extinguishment of debt recorded for the years ended December 31, 2017 and 2016. See "Financial Position, Liquidity and Capital Resources" below for more information on the debt transaction.
Income taxes
Our effective tax rate was 26.5%, 12.8% and 37.5% for the years ended December 31, 2018, 2017 and 2016, respectively. The effective tax rate increased in 2018 in comparison to 2017, mainly due to the one-time impact of the federal tax rate reduction under the Tax Cuts and Jobs Act (the "Act") which was reflected in our 2017 rate. The Act made broad and complex changes to the U.S. tax code which included a lowering of the U.S. federal corporate income tax rate from 35% to 21%. As a result, deferred tax liabilities related to non-current intangible assets were re-measured in 2017 at the lower rate. The effective tax rate decreased in 2017 compared to 2016 mainly due to the impact of the federal tax rate reduction under the Act.
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
As of December 31, 2018, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and certain of its subsidiaries and have equal priority to the senior secured credit facility. With the exception of the 6.375% Senior Secured Notes due 2067 (the "2067 Notes"), the interest on QVC's senior secured notes is payable semi-annually. At December 31, 2018, the 3.125% Senior Secured Notes due 2019 are classified within the current portion of long-term debt as they mature in less than one year from December 31, 2018.
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
6.375% Senior Secured Notes due 2067
On September 13, 2018, QVC completed a registered debt offering of $225 million principal amount of the 2067 Notes. The proceeds were used to partially prepay existing indebtedness under QVC's senior secured credit facility and for general corporate purposes. The costs to complete the financing were deferred and are being amortized to interest expense over the term of the 2067 Notes. Interest on the 2067 Notes will be paid quarterly in March, June, September, and December, which commenced on December 15, 2018. QVC has the option to call the 2067 Notes after 5 years at par value.
Senior Secured Credit Facility
On December 31, 2018, QVC entered into the Fourth Amended and Restated Credit Agreement with zulily as borrowers (collectively, the “Borrowers”) which is a multi-currency facility that provides for a $3.65 billion revolving credit facility with a $450 million sub-limit for standby letters of credit and $1.8 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by the Company or zulily with an additional $50 million sub-limit for standby letters of credit (see note 14). The remaining $3.25 billion and any incremental loans may be borrowed only by the Company. Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.75% depending on the Borrowers’ combined ratio of Consolidated Total Debt to Consolidated EBITDA (the “Combined Consolidated Leverage Ratio”). Borrowings that are London Interbank Offered Rate ("LIBOR") loans will bear interest at a per annum rate equal to the applicable LIBOR rate plus a margin that varies between 1.25% and 1.75% depending on the Borrowers’ Combined Consolidated Leverage Ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if zulily ceases to be controlled by Qurate Retail, all of its loans must be repaid and its letters of credit cash collateralized. The facility matures on December 31, 2023. Payment of loans may be accelerated following certain customary events of default.

QVC had $2,310 million available under the terms of the senior secured credit facility at December 31, 2018, including the portion available under the $400 million tranche that zulily may also borrow on. The interest rate on the senior secured credit facility was 3.9% at December 31, 2018.
The purpose of the amendment was to, among other things, repay certain fees and expenses, finance working capital needs and general corporate purposes of the Company and its respective subsidiaries and make certain restricted payments and loans to the Company's respective parents and affiliates (see note 1 to our consolidated financial statements). The payment and performance of the Borrowers’ obligations under the Fourth Amended and Restated Credit Agreement are guaranteed by each of QVC’s Material Domestic Subsidiaries (as defined in the Fourth Amended and Restated Credit Agreement). Further, the borrowings under the Fourth Amended and Restated Credit Agreement are secured, pari passu with QVC’s existing notes, by a pledge of all of QVC’s equity interests. In addition, the payment and performance of the Borrowers’ obligations with respect to the $400 million tranche available to both QVC and zulily are also guaranteed by zulily and secured by a pledge of all of zulily’s equity interests.
The Fourth Amended and Restated Credit Agreement contains certain affirmative and negative covenants, including certain restrictions on the Company and zulily and each of their respective restricted subsidiaries (subject to certain exceptions) with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; dissolving, consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; restricting subsidiary distributions; and limiting the Company’s consolidated leverage ratio and the Borrowers’ Combined Consolidated Leverage Ratio.
On January 27, 2015, HSN entered into a $1.25 billion five-year syndicated credit agreement ("HSN Credit Agreement") which was secured by 100% of the voting equity securities of HSN's U.S. subsidiaries and 65% of HSN's first-tier foreign subsidiaries. Certain HSN subsidiaries had unconditionally guaranteed HSN's obligations under the HSN Credit Agreement. The HSN Credit Agreement, which included a $750 million revolving credit facility and a $500 million term loan, could be increased up to $1.75 billion subject to certain conditions and was set to expire on January 27, 2020. On December 29, 2017, the HSN Credit Agreement was amended, the outstanding balance on the term loan was repaid, and the revolving credit facility was increased to $1 billion. The maturity of the revolving credit facility was extended to December 29, 2022. Loans under the amended Credit Agreement bore interest at a per annum rate equal to LIBOR plus a predetermined margin that ranged from 1.25% to 1.75% or the Base Rate (as defined in the amended HSN Credit Agreement) plus a predetermined margin that ranged from 0.25% to 0.75%. HSN paid a commitment fee ranging from 0.20% to 0.30% (based on the leverage ratio) on the unused portion of the revolving credit facility. On December 31, 2018, the HSN Credit Agreement was terminated and the outstanding balance was repaid.

Other Debt Related Information
QVC was in compliance with all of its debt covenants at December 31, 2018.
During the year ended December 31, 2018, there were no significant changes to QVC's debt credit ratings.
The weighted average interest rate applicable to all of the outstanding debt (excluding capital leases) prior to amortization of bond discounts and related debt issuance costs was 4.6% as of December 31, 2018.
At December 31, 2018 and 2017, outstanding trade letters of credit totaled $13 million and $21 million, respectively.
There are no restrictions under the debt agreements on QVC's ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or senior secured credit facility, and QVC's consolidated leverage ratio, and a combined consolidated leverage ratio for both QVC and zulily, would be no greater than 3.5 to 1.0. As a result, Qurate Retail will, in many instances, be permitted to rely on QVC's cash flow for servicing Qurate Retail's debt and for other purposes, including repurchases of Qurate Retail's common stock, or to fund acquisitions or other operational requirements of Qurate Retail and its subsidiaries. These events may increase accumulated deficit or require QVC to borrow under the senior secured credit facility, increasing QVC's leverage and decreasing liquidity. QVC has made significant distributions to Qurate Retail in the past. See “Item 1. Business - Qurate Retail Relationship and Related Party Transactions.”

Interest Rate Swap Arrangements
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in (losses) gains on financial instruments in the accompanying consolidated statements of operations. At December 31, 2018 the fair value of the swap instrument was in a net asset position of approximately $1 million which was included in prepaid expenses and other current assets. At December 31, 2017 the fair value of the swap instrument was in a net asset position of approximately $2 million which was included in other noncurrent assets.
As of December 31, 2017, HSN had an outstanding interest rate swap that was in a net asset position of $5 million, which was included in other noncurrent assets, that effectively converted $250 million of its variable rate bank credit facility to a fixed rate of 1.05% with a maturity date in January 2020 (the swapped fixed rate was exclusive of the credit spread under the HSN Credit Agreement). Based on HSN's leverage ratio as of December 31, 2017, the all-in fixed rate was 2.35%. The Company accounted for the interest rate swap at fair value with changes recorded through (losses) gains on financial instruments in the consolidated statements of operations. On December 31, 2018, the interest rate swap was terminated as a result of the termination of the HSN Credit Agreement. Subsequently, QVC entered into a thirteen month interest rate swap arrangement with the same terms. The new swap instrument does not qualify as a cash flow hedge and the fair value of the swap instrument was in a net asset position of approximately $4 million as of December 31, 2018, which was included in prepaid expenses and other current assets.

Additional Cash Flow Information
During the year ended December 31, 2018, QVC's primary uses of cash were $3,541 million of principal payments on debt and capital lease obligations, $368 million of capital and television distribution rights expenditures, $367 million of dividends to Qurate Retail, $40 million in dividend payments from QVC-Japan to Mitsui and $18 million of other financing activities. These uses of cash were funded primarily with $2,750 million of principal borrowings from the senior secured credit facility, $520 million in capital contributions from Qurate Retail, $225 million from the issuance of the 2067 Notes and $1,156 million of cash provided by operating activities. As of December 31, 2018, QVC's cash, cash equivalents and restricted cash balance was $550 million.
The change in cash provided by operating activities for the year ended December 31, 2018 compared to the previous year was primarily due to a change in working capital items due to the inclusion of HSN. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
As of December 31, 2018, $216 million of the $550 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 70% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
During the year ended December 31, 2017, QVC's primary uses of cash were $2,278 million of principal payments on debt and capital lease obligations, $866 million of dividends to Qurate Retail, $202 million of capital and television distribution rights expenditures, $40 million in dividend payments from QVC-Japan to Mitsui and $16 million of other financing activities. These uses of cash were funded primarily with $2,162 million of principal borrowings from the senior secured credit facility, $22 million from cash received as a result of the common control transaction with Qurate Retail and $1,202 million of cash provided by operating activities. As of December 31, 2017, QVC's cash, cash equivalents and restricted cash balance was $290 million.
The change in cash provided by operating activities for the year ended December 31, 2017 compared to the previous year was primarily due to an increase in net income partially offset by a decrease in deferred taxes. The decrease in deferred tax liability is mainly due to a reduction of the corporate tax rate as part of the Tax Cuts and Jobs Act of 2017. Cash provided by operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

During the year ended December 31, 2016 QVC's primary uses of cash were $1,733 million of principal payments on debt and capital lease obligations, $703 million of dividends to Qurate Retail, $217 million of capital and television distribution rights expenditures, $39 million in dividend payments from QVC-Japan to Mitsui and $9 million of other financing activities. These uses of cash were funded primarily with $1,505 million of principal borrowings from the senior secured credit facility and $1,178 million of cash provided by operating activities. As of December 31, 2016, QVC's cash, cash equivalents and restricted cash balance was $294 million.
Other
Capital expenditures spending in 2019 is expected to be between $355 and $380 million.
On July 2, 2015, QVC entered into a lease (the “Lease”) for a California distribution center. Pursuant to the Lease, the landlord built an approximately one million square foot rental building in Ontario, California (the “Premises”), and thereafter leased the Premises to QVC as its new California distribution center for an initial term of 15 years. Under the Lease, QVC was required to pay an initial base rent of approximately $6 million a year, increasing to approximately $8 million a year by the final year of the initial term, as well as all real estate taxes and other building operating costs. QVC also had an option to extend the term of the Lease for up to two consecutive terms of 10 years each.
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
On October 5, 2018, QVC entered into a lease (“ECDC Lease”) for an East Coast distribution center as part of the QRG Initiatives. The 1.7 million square foot rental building is located in Bethlehem, Pennsylvania and will be leased to QVC for an initial term of 15 years. QVC expects the ECDC Lease to commence in the third quarter of 2019, at which point the discounted value of the ECDC Lease will be recorded as an asset and a liability in the consolidated balance sheets in accordance with Accounting Standards Update No. 2016-02, Leases, which will be adopted by the Company on January 1, 2019. Under the ECDC Lease, QVC will be required to pay an initial base rent of approximately $10 million per year, increasing to approximately $14 million per year, as well as all real estate taxes and other building operating costs. QVC also has the option to extend the term of the ECDC Lease for up to 2 consecutive terms of 5 years each and 1 final term of 4 years.
Refer to the chart under the "Off-balance Sheet Arrangements and Aggregate Contractual Obligations" section below for additional information concerning the amount and timing of expected future payments under QVC's contractual obligations at December 31, 2018.
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

Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations at December 31, 2018 is summarized below:

	Payments due by period
(in millions)	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt (1)	$400	—	—	500	1,935	2,125	4,960
Interest payments (2)	221	221	221	221	179	1,270	2,333
Capital lease obligations (including imputed interest)	29	26	25	24	22	117	243
Operating lease obligations	30	22	13	10	8	63	146
Purchase obligations and other (3)	1,892	26	16	4	1	1	1,940
(1) Amounts exclude capital lease obligations and the issue discounts on the 3.125%, 4.375%, 4.85%, 4.45%, 5.45% and 5.95% Senior Secured Notes.
(2) Amounts (i) are based on the terms of QVC's senior secured credit facility and senior secured notes, (ii) assume the interest rates on the floating rate debt remain constant at the rates in effect as of December 31, 2018, (iii) assume that our existing debt is repaid at maturity and (iv) exclude capital lease obligations.
(3) Amounts include open purchase orders for inventory and non-inventory purchases along with other contractual obligations.
Adoption of new accounting pronouncements
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued ASU No. 2016-08, which clarifies principal versus agent considerations, in April 2016, the FASB issued ASU No. 2016-10, which clarifies the identification of performance obligations and the implementation guidance for licensing, and in May 2016, the FASB issued ASU No. 2016-12, which clarifies assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. On January 1, 2018, the Company adopted the new accounting standard Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, and all related amendments ("ASC 606") to all contracts using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as a $14 million adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption of the new revenue standard to have a material impact to its net income on an ongoing basis.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company adopted this guidance on January 1, 2018 and there was no significant effect of the standard on its consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues to reduce the diversity in practice for appropriate classification on the statement of cash flows. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The Company adopted this guidance during the first quarter of 2018 and there was no significant effect of the standard on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company adopted this guidance during the first quarter of 2018 and has reclassified prior period balances in cash and cash equivalents within the consolidated statements of cash flows in order to conform with current period presentation.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity to which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The Company adopted this guidance during the first quarter of 2018 and there was no significant effect of the standard on its consolidated financial statements.

Accounting pronouncements issued but not yet adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which revises the accounting related to lessee accounting. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provided further clarification on the standard. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The Company will adopt the amendments in this ASU on January 1, 2019 utilizing the modified retrospective transition approach and will not restate comparative periods. The Company plans to elect the package of practical expedients permitted under the transition guidance, which allows it to carryforward its historical lease classification, its determination regarding whether a contract contains a lease and any initial indirect costs that had existed prior to the adoption of this new standard. The Company also plans to elect to combine both lease and non-lease components and to elect to expense all short leases with a term of less than 12 months and not record a related right-of use asset and operating lease liability on the consolidated balance sheet. The Company expects that the discounted amount of operating leases listed in note 9 - Leases to the accompanying consolidated financial statements will be recognized as right-of-use assets and operating lease liabilities on the consolidated balance sheets upon adoption of the new standard. While the Company is still evaluating the impact on its disclosures, it does not expect the adoption of the new standard to have a material impact on the remaining consolidated financial statements.
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
Goodwill and long-lived assets
QVC's long-lived asset valuations are primarily comprised of the annual assessment of the recoverability of goodwill and other nonamortizable intangibles, such as trademarks, and the evaluation of the recoverability of other long-lived assets upon certain triggering events. If the carrying value of long-lived assets exceeds their undiscounted cash flows, QVC is required to write the carrying value down to the fair value. Any such writedown is included as an impairment loss in the consolidated statements of operations. A high degree of judgment is required to estimate the fair value of the long-lived assets. QVC may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. QVC may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Due to the high degree of judgment involved in estimation techniques, any value ultimately derived from the long-lived assets may differ from the estimate of fair value. As all of QVC's operating segments have long-lived assets, this critical accounting estimate affects the financial position and results of operations of each segment.
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
For the year ended December 31, 2018, QVC only performed a qualitative assessment for its QVC-U.S. and QVC-International reporting segments as it was more likely than not that the carrying values exceeded the fair values for each of the reporting units and performed a quantitative assessment for its HSN segment. There was no goodwill impairment recorded for the year ended December 31, 2018.
QVC utilizes a quantitative assessment to determine if the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. QVC recorded a $30 million impairment loss related to its trademarks for its HSN reporting segment during the year ended December 31, 2018.

The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 were as follows:

(in millions)	QVC-U.S.	QVC-International	HSN	Total
Balance as of December 31, 2016	$4,190	805	—	4,995
Common control transaction (1)	—	—	904	904
Exchange rate fluctuations	—	80	—	80
Balance as of December 31, 2017	4,190	885	904	5,979
Purchase accounting adjustments (2)	—	—	18	18
Exchange rate fluctuations	—	(25)	—	(25)
Balance as of December 31, 2018	$4,190	860	922	5,972
(1) As of December 31, 2017, QVC completed a common control transaction with Qurate Retail and recorded $904 million of goodwill related to HSN as a result of the transaction.
(2) Adjustment to HSN goodwill is due an increase in in the preliminary purchase price allocation by Qurate Retail during the year ended December 31, 2018.
Retail related adjustments and allowances
QVC records adjustments and allowances for sales returns, inventory obsolescence and uncollectible receivables. Each of these adjustments is estimated based on historical experience. Sales returns are calculated as a percent of sales and are netted against revenue in the consolidated statement of operations. For the years ended December 31, 2018, 2017 and 2016, sales returns represented 17.4%, 18.1% and 18.3% of gross product revenue, respectively. The inventory obsolescence reserve is calculated as a percent of inventory at the end of a reporting period based on, among other factors, the average inventory balance for the preceding twelve months and historical experience with liquidated inventory. The change in the reserve is included in cost of goods sold in the consolidated statements of operations. At December 31, 2018, inventory was $1,280 million, which was net of the obsolescence adjustment of $143 million. At December 31, 2017, inventory was $1,204 million, which was net of the obsolescence adjustment of $92 million. The allowance for doubtful accounts is calculated as a percent of accounts receivable at the end of a reporting period, and it is based on historical experience, with the change in such allowance being recorded as a provision for doubtful accounts in selling, general and administrative expenses in the consolidated statements of operations. At December 31, 2018, trade accounts receivable were $1,787 million, net of the allowance for doubtful accounts of $112 million. At December 31, 2017, trade accounts receivable were $1,680 million, net of the allowance for doubtful accounts of $91 million. Each of these adjustments requires management judgment. Actual results could differ from management's estimates.
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

Results of Operations- Businesses
The Company has elected to show QVC-Global (which is comprised of the QVC-U.S. and QVC-International reportable segments) and the HSN reportable segment results of operations separately in order to provide comparability to previous SEC filings issued by the Company.
QVC-Global
QVC-Global had combined operating results as follows:

	Years ended December 31,
(in millions)	2018	2017	2016
Net revenue	$9,087	8,771	8,682
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	5,789	5,598	5,540
Operating	612	601	606
Selling, general and administrative, excluding transaction related costs and stock-based compensation	840	666	696
Adjusted OIBDA	1,846	1,906	1,840
Transaction related costs	41	9	—
Stock-based compensation	39	31	32
Depreciation	146	155	142
Amortization	157	364	463
Operating income	1,463	1,347	1,203
Net revenue
Net revenue for each of QVC-Global's segments was as follows:

	Years ended December 31,
(in millions)	2018	2017	2016
QVC-U.S.	$6,349	6,140	6,120
QVC-International	2,738	2,631	2,562
QVC Global	$9,087	8,771	8,682
QVC-Global's consolidated net revenue increased 3.6% and 1.0% for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior years. The 2018 increase of $316 million in net revenue was primarily comprised of an increase of $269 million due to a 2.7% increase in units sold, $102 million due to the inclusion of Private Label Credit Card ("PLCC") income in the U.S. as a result of the adoption of ASC 606, $83 million in favorable foreign currency exchange rates and a $10 million increase in shipping and handling revenue. This was primarily offset by a 1.1% decrease in average selling price per unit ("ASP") attributing $111 million and an increase of $35 million in estimated product returns. The changes in units sold, foreign exchange rates, ASP and estimated product returns are partially impacted by the change in the timing of revenue recognition as part of the adoption of ASC 606. The impact of this change was $21 million for the year ended December 31, 2018 in comparison to the year ended December 31, 2018 without the adoption of ASC 606.
The 2017 increase of $89 million in net revenue was primarily comprised of an increase of $405 million due to a 4.2% increase in units sold. This was primarily offset by a 2.3% decrease in ASP attributing $237 million, $33 million due to unfavorable foreign currency rates, a decrease of $27 million in shipping and handling revenue, a $15 million decrease in miscellaneous income and an increase of $4 million in estimated product returns.
During the years ended December 31, 2018 and 2017, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC-Global's revenue and operating cash flow will be negatively affected.

In discussing our operating results, the term "currency exchange rates" refers to the currency exchange rates we use to convert the operating results for all countries where the functional currency is not the U.S. dollar. We calculate the effect of changes in currency exchange rates as the difference between current period activity translated using the prior period's currency exchange rates. Throughout our discussion, we refer to the results of this calculation as the impact of currency exchange rate fluctuations. When we refer to "constant currency operating results", this means operating results without the impact of the currency exchange rate fluctuations. The disclosure of constant currency amounts or results permits investors to understand better QVC Global’s underlying performance without the effects of currency exchange rate fluctuations.
The percentage change in net revenue for QVC Global's segments in U.S. Dollars and in constant currency was as follows:

	Year ended December 31, 2018			Year ended December 31, 2017
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QVC-U.S.	3.4%	—%	3.4%	0.3%	—%	0.3%
QVC-International	4.1%	3.2%	0.9%	2.7%	(1.3)%	4.0%
In 2018, QVC-U.S. net revenue increase was primarily due to a 3.8% increase in units shipped, $102 million due to the inclusion of PLCC income and a $14 million increase in shipping and handling revenue. This increase was offset by a 1.7% decrease in ASP and a $41 million increase in estimated product returns. QVC-U.S. experienced shipped sales growth in all categories except jewelry and home. QVC-International net revenue growth in constant currency was primarily due to a 0.9% increase in units shipped, driven by increases in the U.K. and Japan and a $6 million decrease in estimated product returns, driven by Japan. This was offset by a $4 million decrease in shipping and handling revenue and a slight decrease in ASP. QVC-International experienced shipped sales growth in constant currency in electronics, beauty and home.
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
Cost of goods sold (excluding depreciation and amortization)
QVC-Global's cost of goods sold as a percentage of net revenue was 63.7% for the year ended December 31, 2018 and was 63.8% for both the years ended December 31, 2017 and 2016. The slight decrease in cost of goods sold as a percentage of revenue in 2018 is primarily due to the inclusion of PLCC income within net revenue, which was previously recorded as an offset to selling, general and administrative expenses, offset somewhat by higher warehouse and freight costs.
Operating expenses
QVC-Global's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses increased $11 million or 1.8% and decreased $5 million or 0.8% for the years ended December 31, 2018 and 2017, respectively.
The increase in 2018 was primarily due to a $10 million increase in credit card fees primarily in the U.S. and $6 million due to unfavorable exchange rates, which was partially offset by a $2 million decrease in commissions primarily in the U.S., offset by increases in the U.K. and Japan and a $2 million decrease of telephone expenses primarily in the U.S. The decrease in 2017 was primarily due to favorable exchange rates.

Selling, general and administrative expenses (excluding transaction related costs and stock-based compensation) ("SG&A expenses")
QVC-Global's SG&A expenses (excluding transaction related costs and stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, marketing, advertising expenses and during 2017, credit card income. Such expenses increased $174 million and were 9.2% of net revenue for the year ended December 31, 2018 as compared to the prior year and decreased $30 million and were 7.6% of net revenue for the year ended December 31, 2017 as compared to the prior year as a result of a variety of factors.
The increase in 2018 was primarily due to the reclassification of PLCC income, attributing $105 million as a result of the adoption of ASC 606, which was previously recorded as an offset to selling, general and administrative expenses for the year ended December 31, 2017. Additionally, there was a $29 million increase in outside services across all markets, a $21 million increase in bad debt expense primarily in the U.S. and to a lesser extent, Japan, a $14 million increase in marketing expenses primarily in the U.S. and a $12 million increase due to unfavorable exchange rates. The increase in bad debt expense is due to favorability in default rates from prior periods, mostly related to the Easy-Pay program in the U.S. during the year ended December 31, 2017. These increases were partially offset by a $8 million decrease in personnel costs primarily in the U.S. and Germany.
The decrease in 2017 was primarily due to a decrease in bad debt expense of $35 million, a decrease in severance expense of $13 million, $4 million from favorable foreign currency rates and a $6 million increase in credit card income offset by an increase in bonus expense of $33 million and a $4 million increase in marketing expenses. The decrease in bad debt expense was primarily related to lower default rates associated with the Easy-Pay program in the U.S. The increase in credit card income was due to the favorable economics of the PLCC portfolio in the U.S. The increase in marketing expenses was primarily due to an increase in the investment made to eMarketing partially offset by discontinuing the naming rights to the Chiba Marine Stadium in Japan.

Transaction related costs
QVC-Global recorded $41 million and $9 million of transaction related costs for the years ended December 31, 2018 and 2017, respectively. There were no transaction related costs for the year ended December 31, 2016. The increase in transaction related costs in 2018 is primarily related to severance payments related to the future closure of QVC's Lancaster, PA fulfillment center and other initiatives to deliver long term growth.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC Global recorded $39 million, $31 million and $32 million of stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016, respectively. The increase in 2018 is primarily due to transfers of certain zulily employees into the Company.
Depreciation and amortization
Depreciation and amortization consisted of the following:

	Years ended December 31,
(in millions)	2018	2017	2016
Affiliate agreements	$2	97	146
Customer relationships	3	113	169
Acquisition related amortization	5	210	315
Property and equipment	146	155	142
Software amortization	87	93	100
Channel placement amortization and related expenses	65	61	48
Total depreciation and amortization	$303	519	605
For the years ended December 31, 2018 and 2017, acquisition related amortization expense decreased primarily due to the end of the useful lives of certain affiliate agreements and customer relationships established at the time of Qurate Retail's acquisition of QVC in 2003.

HSN
As mentioned above, the 100% ownership of HSN was transferred from Qurate Retail to QVC, effective December 29, 2017. Although HSN's results are only included in QVC's results since that date, we believe a discussion of HSN's standalone results compared to the prior year periods promotes a better understanding of the overall results of its business.
HSN's stand-alone operating results were as follows:

	Years ended December 31,
(in millions)	2018	2017	2016
Net revenue	$2,202	2,343	2,479
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,466	1,560	1,663
Operating and selling, general and administrative, excluding transaction related costs and stock-based compensation	523	563	557
Adjusted OIBDA	213	220	259
Impairment loss	30	—	—
Transaction related costs	19	69	—
Stock-based compensation	7	17	15
Depreciation and amortization	108	31	29
Operating income	49	103	215
Net revenue
HSN's net revenue decreased 6.0% and 5.5% for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior years. The $141 million decrease in net revenue for the year ended December 31, 2018 was primarily attributable to a 9.3% decrease in units shipped, partially offset by a 0.7% increase in ASP, a $35 million decrease in estimated product returns and an increase in shipping revenue. The sales mix shifted from apparel, jewelry and electronics to home, beauty and accessories.
The $136 million decrease in net revenue for the year ended December 31, 2017 was primarily due to a 3.0% decrease in units shipped, a 3.8% decrease in ASP and a decrease in shipping revenue, partially offset by a 1.4% improvement in the sales return rate. HSN experienced sales declines in all categories in 2017 compared to 2016.

Cost of goods sold (excluding depreciation and amortization)
HSN's cost of goods sold as a percentage of net revenue was 66.6%, 66.6%, and 67.1% for the years ended December 31, 2018, 2017 and 2016, respectively. For the year ended December 31, 2018, cost of sales as a percentage of net revenue was consistent as compared to the corresponding prior year. The decrease for the year ended December 31, 2017, as compared to the prior year, was primarily attributable to higher product margins and a favorable inventory obsolescence provision, partially offset by higher freight costs driven largely by annual rate increases with HSN’s outbound shipping carriers.
Operating and Selling, general and administrative expenses (excluding transaction related costs and stock-based compensation) ("SG&A expenses")
HSN's operating and SG&A expenses include commissions, information technology, order processing and customer service expenses, credit card processing fees, provision for doubtful accounts, productions costs, marketing and advertising expense, and prior to 2018, PLCC income. Such expenses decreased $40 million and decreased to 23.8% of net revenue for the year ended December 31, 2018 as compared to the prior year and increased $6 million and increased to 24.0% of net revenue for the year ended December 31, 2017 as compared to the prior year as a result of a variety of factors.

The decrease in SG&A expense for the year ended December 31, 2018 was primarily due to decreases in commissions of $14 million, personnel costs of $12 million, bad debt expense of $10 million, customer service costs of $10 million and lower credit card costs of $5 million which were partially offset by the reclassification of PLCC income, attributing a $16 million increase as a result of the adoption of ASC 606. PLCC income was previously recorded as an offset to selling, general and administrative expense. The decrease in commissions is due to the renegotiation of certain long-term contracts with cable providers which resulted in the payment and capitalization of certain payments for television distribution during 2018, which had an impact of $10 million of amortization as compared to the previous agreements under which payments were expensed over the period and recorded in SG&A. The decrease in personnel costs was primarily due to synergies realized from the QVC integration and lower bonus expense. The decrease in bad debt expense is due to lower usage and improved loss rates of HSN’s Flexpay program. The decrease in customer service is driven by the decrease in sales and integration synergies.

The increase in SG&A expense for the year ended December 31, 2017 was primarily due to higher personnel costs of $8 million and an increase in bad debt expense of $5 million, partially offset by a decrease in digital marketing and advertising expense of $8 million. The increase in personnel costs was primarily due to higher bonus expense and higher wages driven by annual merit increases.

Impairment loss
HSN recorded an impairment loss of $30 million for the year ended December 31, 2018 related to the change in the fair value of trademarks. There were no impairment losses recorded by HSN for the years ended December 31, 2017 or 2016.
Transaction related costs
HSN recorded $19 million and $69 million of transaction related costs for the years ended December 31, 2018 and 2017, respectively. There were no transaction related costs for the year ended December 31, 2016. Transaction related costs in 2018 were primarily related to severance and integration expenses. Transaction costs in 2017 included costs for financial advisory and legal services for HSN in anticipation of the acquisition. Of the $69 million of transaction related costs included in the year ended December 31, 2017, $30 million of these costs were recorded by the Company during the two-day period after the acquisition and are included in the accompanying consolidated statement of operations.
Stock-based compensation
Stock-based compensation includes compensation related to options, stock appreciation rights and restricted stock granted to certain employees. HSN recorded $7 million, $17 million and $15 million of stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016, respectively. The decrease in 2018 is due to the integration-related synergies. The increase in 2017 is due to the acceleration of vesting of certain awards for employees terminated in connection with the acquisition of HSN by Qurate Retail, partially offset by the reversal of expense for unvested awards upon the resignation of HSN’s former Chief Executive Officer in 2017. Of the $17 million of stock-based compensation included in the year ended December 31, 2017, $8 million of these costs were recorded by HSN during the two-day period after the acquisition and included in the accompanying consolidated statement of operations.
Depreciation and amortization
HSN’s depreciation and amortization expense increased $77 million and $2 million for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior years. The increase in 2018 is primarily attributed to amortization of intangible assets recognized in purchase accounting related to the acquisition of HSN by Qurate Retail.

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

The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at December 31, 2018:

(in millions, except percentages)	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Fixed rate debt (1)	$400	—	—	500	750	2,125	3,775	3,573
Weighted average interest rate on fixed rate debt	3.1%	—%	—%	5.1%	4.4%	5.2%	4.8%	N/A
Variable rate debt (1)	$—	—	—	—	1,185	—	1,185	1,185
Average interest rate on variable rate debt	—%	—%	—%	—%	3.9%	—%	3.9%	N/A
(1) Amounts exclude capital lease obligations and the issue discounts on the 3.125%, 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
N/A - Not applicable.
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in (losses) gains on financial instruments in our consolidated statements of operations. At December 31, 2018 the fair value of the swap instrument was in a net asset position of approximately $1 million which was included in prepaid expenses and other current assets. At December 31, 2017 the fair value of the swap instrument was in a net asset position of approximately $2 million which was included in other noncurrent assets. A 1% change in the one-month U.S. LIBOR rate (floating portion of the interest rate swap) will result in a change in the value of the swap instrument of less than $1 million.
As of December 31, 2017, HSN had an outstanding interest rate swap that was in a net asset position of $5 million, which was included in other noncurrent assets, that effectively converted $250 million of its variable rate bank credit facility to a fixed rate of 1.05% with a maturity date in January 2020 (the swapped fixed rate was exclusive of the credit spread under the HSN Credit Agreement). Based on HSN's leverage ratio as of December 31, 2017, the all-in fixed rate was 2.35%. The Company accounted for the interest rate swap at fair value with changes recorded through (losses) gains on financial instruments in the consolidated statements of operations. On December 31, 2018, the interest rate swap was terminated as a result of the termination of the HSN Credit Agreement. Subsequently, QVC entered into a thirteen month interest rate swap arrangement with the same terms. The new swap instrument does not qualify as a cash flow hedge and the fair value of the swap instrument was in a net asset position of approximately $4 million as of December 31, 2018, which was included in prepaid expenses and other current assets. A 1% change in the one-month U.S. LIBOR rate (floating portion of the interest rate swap) will result in a change in the value of the swap instrument of less than $3 million.

Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the years ended December 31, 2018, 2017 and 2016 would have been impacted by approximately $4 million, $5 million, and $4 million respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The senior secured credit facility provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of December 31, 2018, 2017 and 2016, no borrowings in foreign currencies were outstanding.

Item 8. Financial Statements and Supplementary Data
The consolidated financial statements of QVC are filed under this Item 8, beginning on page II-26. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2018 because of the material weaknesses in its internal control over financial reporting that are described below in "Management's Report on Internal Control Over Financial Reporting."
However, giving full consideration to the material weaknesses, the Company’s management has concluded that the consolidated financial statements included in this annual report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles. KPMG LLP has issued its report dated February 28, 2019, which expressed an unqualified opinion on those consolidated financial statements.

Management’s Report on Internal Control Over Financial Reporting
See page II-24 for Management's Report on Internal Control Over Financial Reporting.
Changes in Internal Control Over Financial Reporting
Qurate Retail acquired HSN in December 2017 and transferred their 100% ownership interest in HSN to QVC through a transaction among entities under common control in December 2018. As a result of the transaction, the Company reviewed the internal controls of the HSN business and made appropriate changes as deemed necessary. Except for the changes in internal control at the HSN business and certain of the remediation activities described below, there was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting
In response to the material weaknesses identified in Management’s Report on Internal Control over Financial Reporting, the Company has developed a plan with oversight from the Audit Committee of the Board of Directors of Qurate Retail to remediate the material weaknesses. The remediation efforts include the following:

•
Improvement of the design and operation of control activities and procedures associated with user and administrator access to the affected IT systems, including removing all inappropriate IT system access associated with the information technology general controls ("ITGCs") material weakness;

•	Improvement of change management and computer operation control activities that contributed to the ITGC material weakness;

•	Implement user activity monitoring for control activities contributing to the ITGC material weakness;

•	Deliver a training program to control owners addressing control operating protocols including ITGCs and policies; and

•	Enhancement of the design and operation of control activities meant to validate the completeness and accuracy of revenue recorded in the U.K.

The Company believes the foregoing efforts will remediate the material weaknesses described in “Management’s Report on Internal Control Over Financial Reporting." Because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of the material weaknesses will require on-going review and evidence of effectiveness prior to concluding that the controls are effective. Our remediation plan is underway, and we expect that the remediation of these material weaknesses will be completed prior to the end of 2019.
Additionally, the Company will continue to enhance the ITGC and U.K. revenue risk assessment process, evaluate talent and address identified gaps, deliver training on internal control over financial reporting, and monitor information system access and program changes to determine whether additional adjustments should be made to reduce or eliminate the occurrence of access and program change management issues.
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
The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2018, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation the Company's management believes that, as of December 31, 2018, its internal control over financial reporting is not effective due to the material weaknesses described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified material weaknesses related to information technology general controls (ITGCs) as well as certain business process controls designed to compensate for the U.K revenue system ITGC failures. Based on its evaluation of internal control over financial reporting as described above, management concluded that it did not design and maintain effective internal controls with respect to ITGCs. Specifically, the ITGCs were not designed and operating effectively to ensure (i) that access to applications and data, and the ability to make program and job changes, were adequately restricted to appropriate personnel and (ii) that the activities of individuals with access to modify data and make program and job changes were appropriately monitored. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. Further, certain review controls intended to ensure revenue is recorded completely and accurately in the U.K. were not deemed effective.
We believe these control deficiencies are due to:

•	Failure to select and apply appropriate ITGCs and U.K revenue related controls with accountability enforced through formal policies and procedures.

•	Insufficient training of IT personnel on the importance of ITGCs.

•	Insufficient staffing in the U.K.

•	Inadequate risk assessment to fully understand the nature and extent of risk introduced into the production environment and other control areas.

The control deficiencies did not result in any identified misstatements.
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

Report of Independent Registered Public Accounting Firm
To the Stockholder-Director
QVC, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of QVC, Inc. and subsidiaries (the Company), a wholly owned subsidiary of Qurate Retail Inc., as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue in the year ended December 31, 2018 due to the adoption of Accounting Standards Update No. 2014-19, Revenue from Contracts with Customers.
Transaction Between Entities Under Common Control
As discussed in Note 1 to the consolidated financial statements, the Company retrospectively adjusted certain balances within the consolidated financial statements as of and for the year ended December 31, 2017 to reflect the effect of combining entities under common control.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Philadelphia, Pennsylvania
February 28, 2019

QVC, Inc.
Consolidated Balance Sheets
December 31, 2018 and 2017

(in millions, except share amounts)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$543	282
Restricted cash	7	8
Accounts receivable, less allowance for doubtful accounts of $112 at December 31, 2018 and $91 at December 31, 2017	1,787	1,680
Inventories	1,280	1,204
Prepaid expenses and other current assets	216	71
Total current assets	3,833	3,245
Property and equipment, net of accumulated depreciation of $1,281 at December 31, 2018 and $1,174 at December 31, 2017	1,165	1,170
Television distribution rights, net	140	78
Goodwill	5,972	5,979
Other intangible assets, net	3,666	3,770
Other noncurrent assets	80	77
Total assets	$14,856	14,319
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$421	17
Accounts payable-trade	1,008	958
Accrued liabilities	1,026	1,057
Total current liabilities	2,455	2,032
Long-term portion of debt and capital lease obligations	4,699	5,633
Deferred income taxes	700	730
Other long-term liabilities	173	128
Total liabilities	8,027	8,523
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	9,123	8,576
Accumulated deficit	(2,269)	(2,797)
Accumulated other comprehensive loss	(144)	(93)
Total QVC, Inc. stockholder's equity	6,710	5,686
Noncontrolling interest	119	110
Total equity	6,829	5,796
Total liabilities and equity	$14,856	14,319

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Operations
Years ended December 31, 2018, 2017 and 2016

(in millions)	2018	2017	2016
Net revenue	$11,282	8,771	8,682
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	7,248	5,598	5,540
Operating	881	601	606
Selling, general and administrative, including transaction related costs and stock-based compensation	1,200	744	728
Depreciation	174	155	142
Amortization	237	364	463
Impairment loss	30	—	—
	9,770	7,462	7,479
Operating income	1,512	1,309	1,203
Other (expense) income:
Equity in losses of investee	(3)	(3)	(6)
(Losses) gains on financial instruments	(2)	—	2
Interest expense, net	(243)	(214)	(210)
Foreign currency (loss) gain	—	(6)	38
Loss on extinguishment of debt	(2)	—	—
	(250)	(223)	(176)
Income before income taxes	1,262	1,086	1,027
Income tax expense	(334)	(139)	(385)
Net income	928	947	642
Less net income attributable to the noncontrolling interest	(46)	(46)	(38)
Net income attributable to QVC, Inc. stockholder	$882	901	604

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Comprehensive Income
Years ended December 31, 2018, 2017 and 2016

(in millions)	2018	2017	2016
Net income	$928	947	642
Foreign currency translation adjustments, net of tax	(48)	135	(83)
Total comprehensive income	880	1,082	559
Comprehensive income attributable to noncontrolling interest	(49)	(50)	(39)
Comprehensive income attributable to QVC, Inc. stockholder	$831	1,032	520

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Cash Flows
Years ended December 31, 2018, 2017 and 2016

(in millions)	2018	2017	2016
Operating activities:
Net income	$928	947	642
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of investee	3	3	6
Deferred income taxes	(30)	(329)	(43)
Foreign currency loss (gain)	—	6	(38)
Depreciation	174	155	142
Amortization	237	364	463
Change in fair value of financial instruments and noncash interest	8	4	5
Impairment loss	30	—	—
Loss on extinguishment of debt	2	—	—
Stock-based compensation	46	39	32
Change in other long-term liabilities	42	(19)	(8)
Effects of changes in working capital items	(284)	32	(23)
Net cash provided by operating activities	1,156	1,202	1,178
Investing activities:
Capital expenditures	(228)	(152)	(179)
Expenditures for television distribution rights	(140)	(50)	(38)
Changes in other noncurrent assets	(16)	(1)	(1)
Other investing activities	(29)	—	(3)
Common control transaction with Qurate Retail, Inc., net of cash received	—	22	—
Net cash used in investing activities	(413)	(181)	(221)
Financing activities:
Principal payments of debt and capital lease obligations	(3,541)	(2,278)	(1,733)
Principal borrowings of debt from senior secured credit facilities	2,750	2,162	1,505
Proceeds from issuance of senior secured notes	225	—	—
Payment of debt origination fees	(14)	—	(2)
Capital contributions received from Qurate Retail, Inc.	520	—	—
Dividends paid to Qurate Retail, Inc.	(367)	(866)	(703)
Dividends paid to noncontrolling interest	(40)	(40)	(39)
Other financing activities	(18)	(16)	(9)
Net cash used in financing activities	(485)	(1,038)	(981)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	2	13	(20)
Net increase (decrease) in cash, cash equivalents and restricted cash	260	(4)	(44)
Cash, cash equivalents and restricted cash, beginning of year	290	294	338
Cash, cash equivalents and restricted cash, end of year	$550	290	294
Effects of changes in working capital items:
(Increase) decrease in accounts receivable	$(110)	(127)	117
Increase in inventories	(113)	(43)	(38)
(Increase) decrease in prepaid expenses and other current assets	(97)	—	29
Increase in accounts payable-trade	11	50	22
Increase (decrease) in accrued liabilities and other	25	152	(153)
Effects of changes in working capital items	$(284)	32	(23)
Supplemental cash flow information:
Cash paid for taxes-to Qurate Retail Inc.	$273	363	395
Cash paid for taxes-other	134	81	105
Cash paid for interest	241	211	210

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statement of Equity
Years ended December 31, 2018, 2017 and 2016

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2015	1	$—	6,827	(2,669)	(140)	100	4,118
Net income	—	—	—	604	—	38	642
Foreign currency translation adjustments, net of tax	—	—	—	—	(84)	1	(83)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest and other	—	—	—	(703)	—	(39)	(742)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(64)	—	—	(64)
Withholding taxes on net share settlements of stock-based compensation	—	—	(8)	—	—	—	(8)
Stock-based compensation	—	—	32	—	—	—	32
Balance, December 31, 2016	1	—	6,851	(2,832)	(224)	100	3,895
Net income	—	—	—	901	—	46	947
Foreign currency translation adjustments, net of tax	—	—	—	—	131	4	135
Dividends paid to Qurate Retail, Inc. and noncontrolling interest and other	—	—	—	(866)	—	(40)	(906)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	31	—	—	—	31
Withholding taxes on net share settlements of stock-based compensation	—	—	(16)	—	—	—	(16)
Impact of transfer of HSN, Inc. through common control transaction with Qurate Retail, Inc.	—	—	1,671	—	—	—	1,671
Stock-based compensation	—	—	39	—	—	—	39
Balance, December 31, 2017	1	—	8,576	(2,797)	(93)	110	5,796
Adjustments due to adoption of new accounting pronouncements	—	—	—	13	—	—	13
Net income	—	—	—	882	—	46	928
Foreign currency translation adjustments, net of tax	—	—	—	—	(51)	3	(48)
Capital contributions received from Qurate Retail, Inc.	—	—	520	—	—	—	520
Dividends paid to Qurate Retail, Inc. and noncontrolling interest and other	—	—	—	(367)	—	(40)	(407)
Withholding taxes on net share settlements of stock-based compensation	—	—	(19)	—	—	—	(19)
Stock-based compensation	—	—	46	—	—	—	46
Balance, December 31, 2018	1	$—	9,123	(2,269)	(144)	119	6,829

See accompanying notes to the consolidated financial statements

QVC, Inc.
Notes to Consolidated Financial Statements

(1) Basis of Presentation
QVC, Inc. and its consolidated subsidiaries ("QVC" or the "Company") is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications.
In the U.S., QVC's televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full-time basis, including QVC, QVC2, HSN, HSN2 and Beauty iQ. The Company's U.S. programming is also available on QVC.com and HSN.com, QVC's U.S. websites; mobile applications via streaming video; over-the-air broadcasters; and over-the-top content platforms (Roku, Apple TV, Amazon Fire, Facebook, etc.).
QVC's digital platforms enable consumers to purchase goods offered on our broadcast programming, along with a wide assortment of products that are available only on QVC.com. QVC.com and our other digital platforms (including our mobile applications, social pages and others) are natural extensions of our business model, allowing customers to engage in our shopping experience wherever they are, with live or on-demand content customized to the device they are using. In addition to offering video content, QVC.com allows shoppers to browse, research, compare and perform targeted searches for products, read customer reviews, control the order-entry process and conveniently access their QVC account.
Internationally, QVC's televised shopping programs, including live and recorded content, are distributed to households outside of the U.S., primarily in Germany, Austria, Japan, the United Kingdom ("U.K."), the Republic of Ireland, Italy and France. In some of the countries where QVC operates, QVC's televised shopping programs are broadcast across multiple QVC channels: QVC Style and QVC2 in Germany and QVC Beauty, QVC Extra and QVC Style in the U.K. Similar to the U.S., our international businesses also engage customers via websites, mobile applications and social pages. QVC's international business employs product sourcing teams who select products tailored to the interests of each local market.
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the years ended December 31, 2018, 2017 and 2016, QVC-Japan paid dividends to Mitsui of $40 million, $40 million and $39 million, respectively.
The Company also has a joint venture with CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR''). The Company owns a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS operates a retail business in China through a broadcast network and an e-commerce website. This joint venture is accounted for as an equity method investment recorded as equity in losses of investee in the consolidated statements of operations.
The Company is an indirect wholly-owned subsidiary of Qurate Retail, Inc. ("Qurate Retail") (formerly Liberty Interactive Corporation) (Nasdaq: QRTEA and QRTEB), which owns interests in a broad range of digital commerce businesses, including Qurate Retail's other wholly-owned subsidiary zulily, llc ("zulily"), as well as other minority investments. QVC is part of the Qurate Retail Group ("QRG"), formerly QVC Group, a portfolio of brands including QVC, zulily and the Cornerstone brands ("CBI"). On March 9, 2018, Qurate Retail, GCI Liberty, Inc. ("GCI Liberty") (formerly General Communication, Inc.), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Qurate Retail completed transactions whereby Qurate Retail acquired GCI Liberty through a reorganization in which certain assets and liabilities attributed to Qurate Retail’s Ventures Group were contributed to GCI Liberty in exchange for a controlling interest in GCI Liberty. Qurate Retail then effected a tax-free separation of its controlling interest in the combined company. Qurate Retail's QVC Group common stock became the only outstanding common stock of Qurate Retail.
On October 1, 2015, Qurate Retail acquired all of the outstanding shares of zulily (now known as zulily, llc), an online retailer. The Company believes that its business is complementary to the Company. zulily is not part of the results of operations or financial position of QVC presented in these consolidated financial statements.
Additionally, on December 31, 2018, QVC amended and restated its senior secured credit facility (the "Fourth Amended and Restated Credit Agreement") increasing the revolving credit facility from $2.65 billion to $3.65 billion as explained further in note 8.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

On December 29, 2017, Qurate Retail completed the acquisition of the remaining 62% ownership interest of HSN, Inc. ("HSN") it did not previously own in an all-stock transaction. On December 31, 2018, after a series of transactions to separate HSN's other businesses from its channel operations, Qurate Retail transferred its 100% ownership interest in the restructured HSN, which consisted only of channel operations, and is referenced to as HSN in these consolidated financial statements, to QVC through a transaction among entities under common control. As a result of the transaction, the assets and liabilities of HSN were transferred from Qurate Retail at Qurate Retail's historical cost to QVC through an equity contribution.
As a result of the common control transaction with Qurate Retail, the Company retrospectively adjusted certain balances within the consolidated financial statements as of and for the year ended December 31, 2017, in order to combine the financial results of the Company and HSN since Qurate Retail's acquisition of HSN on December 29, 2017. The Company's interim consolidated financial statements for the year ended December 31, 2018 were also retrospectively adjusted. All periods presented are prepared on a combined basis and are referred to as the consolidated financial statements herein. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.
On October 17, 2018, QRG announced a series of initiatives designed to better position its HSN and QVC- U.S. businesses (“QRG Initiatives”). As part of the QRG Initiatives, QVC will close its fulfillment centers in Lancaster, Pennsylvania and Roanoke, Virginia and has entered into an agreement to lease a new fulfillment center in Bethlehem, Pennsylvania, commencing in 2019 (see note 9). QVC recorded transaction related costs of $60 million during the year ended December 31, 2018, which primarily related to severance and other QRG initiatives.
In the fourth quarter of 2018, QVC recorded a charge related to the potential closure of its operations in France. For the year ended December 31, 2018, QVC has recorded $9 million in severance expenses and $4 million in inventory obsolescence related to these potential exit activities.
The consolidated financial statements include the accounts of QVC, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.
(2) Summary of Significant Accounting Policies
(a) Cash and cash equivalents
All highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents were $233 million and $42 million at December 31, 2018 and 2017, respectively. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair values (Level 1). See note 15.
(b) Restricted cash
Restricted cash at December 31, 2018 and 2017 primarily includes a cash deposit with a third party trustee that provides financial assurance that the Company will fulfill its obligations in relation to claims under its workers' compensation policy.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

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
The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 were as follows:

(in millions)	QVC-U.S.	QVC-International	HSN	Total
Balance as of December 31, 2016	$4,190	805	—	4,995
Common control transaction (1)	—	—	904	904
Exchange rate fluctuations	—	80	—	80
Balance as of December 31, 2017	4,190	885	904	5,979
Purchase accounting adjustments (2)	—	—	18	18
Exchange rate fluctuations	—	(25)	—	(25)
Balance as of December 31, 2018	$4,190	860	922	5,972
(1) As of December 31, 2018, QVC completed a common control transaction with Qurate Retail and subsequently recorded $904 million of goodwill related to HSN on December 29, 2017 as a result of the transaction.
(2) Adjustment to HSN goodwill is due an increase in in the preliminary purchase price allocation by Qurate Retail during the year ended December 31, 2018.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

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
If a step one test is considered necessary based on the qualitative factors, the Company compares the estimated fair value of a reporting unit to its carrying value. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in the Company's valuation analysis are based on management's best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts. Any excess of the carrying value of the reporting unit over the fair value is recorded as an impairment charge.
For the year ended December 31, 2018, QVC only performed a qualitative assessment for its QVC-U.S. and QVC-International reporting segments as it was more likely than not that the carrying values exceeded the fair values for each of the reporting units and performed a quantitative assessment for its HSN segment. There was no goodwill impairment recorded during the years ended December 31, 2018. 2017 or 2016.
QVC utilizes a quantitative assessment to determine if the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company recorded a $30 million impairment loss related to an indefinite-lived intangible asset during the year ended December 31, 2018. There were no impairment losses record during the years ended December 31, 2017 or 2016. See Note 6 for more information.
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
(j) Revenue recognition
For the year ended December 31, 2018, the Company recognizes revenue at the time of shipment to customers. As a result of the adoption of ASC 606 (defined below), the revenue for shipments in transit is no longer recorded as deferred revenue. For the years ended December 31, 2017 and 2016, the revenue for shipments in-transit was recorded as deferred revenue. Refer to the Adoption of New Accounting Pronouncements section below for further explanation.
The Company's general policy is to allow customers the right to return merchandise. An allowance for returned merchandise is provided at the time revenue is recorded as a percentage of sales based on historical experience. Refer to note 10 for further explanation.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(k) Cost of goods sold
Cost of goods sold primarily includes actual product cost, provision for obsolete inventory, buying allowances received from suppliers, shipping and handling costs and warehouse costs.
(l) Advertising costs
Advertising costs are expensed as incurred. Advertising costs amounted to $138 million, $86 million and $84 million for the years ended December 31, 2018, 2017 and 2016, respectively. These costs were included in selling, general and administrative expenses in the consolidated statements of operations.
(m) Stock-based compensation
As described in note 11, the Company and Qurate Retail have granted certain stock-based awards to employees of the Company. The Company measures the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

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
(s) Common control transaction
As a result of the common control transaction with Qurate Retail (see note 1), QVC received the following assets and liabilities as of December 29, 2017 through a capital contribution, which reflected the initial purchase price allocation for HSN by Qurate Retail (in millions):

Cash and cash equivalents	$22
Accounts receivable	292
Inventory	185
Property and equipment	165
Goodwill	904
Other intangible assets	1,165
Other assets	37
Accounts payable-trade and accrued liabilities	(366)
Long-term portion of debt	(460)
Deferred income taxes	(263)
Other long-term liabilities	(10)
Capital contribution from Qurate Retail, Inc.	$1,671

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Goodwill is calculated by Qurate Retail as the excess of the consideration transferred for the acquisition over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, value associated with future customers, continued innovation and noncontractual relationships. Intangible assets acquired during 2017 were comprised of customer relationships of $425 million with a weighted average life of approximately 9 years, capitalized software of $7 million with a weighted average life of approximately 3 years, and technology of $105 million with a weighted average life of approximately 7 years. None of the acquired goodwill is expected to be deductible for tax purposes.
Included in operating income for the year ended December 31, 2017 is $38 million related to HSN’s operations since the date of acquisition, which is primarily related to severance cost and stock-based compensation post acquisition and included within selling, general and administrative costs, including transaction related costs and stock-based compensation, within the consolidated statement of operations. HSN’s other results of operations are not included in our consolidated statement of operations for the year ended December 31, 2017 as the results of the final two days of 2017 were considered immaterial to the consolidated financial statements.
The unaudited pro forma net revenue and income before income taxes of QVC, prepared utilizing the historical financial statements of HSN, giving effect to purchase accounting related adjustments made at the time of acquisition, as if the transaction discussed above occurred on January 1, 2016, are as follows:

	Years Ended December 31,
(in millions) (unaudited)	2017	2016
Net revenue	$11,114	11,161
Income before income taxes	1,163	1,222
The unaudited pro forma information is not representative of QVC’s future financial position, future results of operations or future cash flows nor does it reflect what QVC’s financial position, results of operations or cash flows would have been if Qurate Retail had previously purchased HSN and QVC controlled HSN during the periods presented. The unaudited pro forma information includes transaction related costs incurred as a result of the acquisition of $39 million in 2017.
(t) Investment in affiliate
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
The current investment in CNRS is approximately $38 million classified within other noncurrent assets on the consolidated balance sheet.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(u) Use of estimates in the preparation of consolidated financial statements
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates include, but are not limited to, sales returns, uncollectible receivables, inventory obsolescence, medical and other benefit related costs, depreciable lives of fixed assets, internally developed software, valuation of acquired intangible assets and goodwill, income taxes and stock-based compensation.
(u) Recent accounting pronouncements
Adoption of new accounting pronouncements
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued ASU No. 2016-08, which clarifies principal versus agent considerations, in April 2016, the FASB issued ASU No. 2016-10, which clarifies the identification of performance obligations and the implementation guidance for licensing, and in May 2016, the FASB issued ASU No. 2016-12, which clarifies assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. On January 1, 2018, the Company adopted the new accounting standard Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, and all related amendments ("ASC 606") to all contracts using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as a $14 million adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption of the new revenue standard to have a material impact to its net income on an ongoing basis. Refer to the table below for the adoption of this guidance.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company adopted this guidance on January 1, 2018 and there was no significant effect of the standard on its consolidated financial statements.
The cumulative effect of the changes to accumulated deficit due to the adoption of ASC 606 and ASU No. 2016-16 were as follows:

(in millions)	Balance at December 31, 2017	Adjustments Due to ASC 606	Adjustments Due to ASU 2016-16	Balance at January 1, 2018
Assets:
Inventories	$1,204	(22)	—	1,182
Prepaid expenses and other current assets	71	—	(1)	70

Liabilities:
Accrued liabilities	1,057	(36)	—	1,021

Equity:
Accumulated deficit	$(2,797)	14	(1)	(2,784)

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

In accordance with the new revenue standard requirements, the impact of adoption on our condensed consolidated statements of operations was as follows:

Statements of Operations	Year ended December 31, 2018
(in millions)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Increase/(Decrease)
Net revenue	$11,282	11,143	139

Costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization)	7,248	7,238	10
Operating	881	879	2
Selling, general and administrative, including transaction related costs and stock-based compensation	1,200	1,082	118

Income tax expense	334	332	2

Net income	$928	921	7
The effect of changes of adoption is primarily due to the timing of revenue recognition at QVC-Global and the classification of income for the Company's Private Label Credit Card ("PLCC") income. For the year ended December 31, 2018, revenue is recognized at the time of shipment to the Company's customers consistent with when control passes and PLCC income is recognized in net revenue. For the year ended December 31, 2017, revenue at QVC-Global was recognized at the time of delivery to the customers and deferred revenue was recorded to account for the shipments in-transit. In addition, PLCC income was recognized as an offset to selling, general and administrative expenses. The Company also recognized a separate $116 million asset (included in prepaid expenses and other current assets) related to the expected return of inventory and a $242 million liability (included in accrued liabilities) relating to its sales return reserve at December 31, 2018, instead of the net presentation of the liability in the amount of $119 million that was reported at December 31, 2017.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues to reduce the diversity in practice for appropriate classification on the statement of cash flows. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The Company adopted this guidance during the first quarter of 2018 and there was no significant effect of the standard on its consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company adopted this guidance during the first quarter of 2018 and has reclassified prior period balances in cash and cash equivalents within the consolidated statements of cash flows in order to conform with current period presentation.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity to which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. The Company adopted this guidance during the first quarter of 2018 and there was no significant effect of the standard on its consolidated financial statements.

Accounting pronouncements issued but not yet adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which revises the accounting related to lessee accounting. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provided further clarification on the standard. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The Company will adopt the amendments in this ASU on January 1, 2019 utilizing the modified retrospective transition approach and will not restate comparative periods. The Company plans to elect the package of practical expedients permitted under the transition guidance, which allows it to carryforward its historical lease classification, its determination regarding whether a contract contains a lease and any initial indirect costs that had existed prior to the adoption of this new standard. The Company also plans to elect to combine both lease and non-lease components and to elect to expense all short leases with a term of less than 12 months and not record a related right-of use asset and operating lease liability on the consolidated balance sheet. The Company expects that the discounted amount of operating leases listed in note 9 - Leases to the accompanying consolidated financial statements will be recognized as right-of-use assets and operating lease liabilities on the consolidated balance sheets upon adoption of the new standard. While the Company is still evaluating the impact on its disclosures, it does not expect the adoption of the new standard to have a material impact on the remaining consolidated financial statements.
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
(3) Accounts Receivable
The Company offers an installment sales plan (known as Easy-Pay for QVC-U.S. and the U.K.; Q-Pay in Germany and Italy and FlexPay at HSN). The installment sales plan permits customers to pay for items in two or more installments. When the installment sales plan is offered by QVC and elected by the customer, the first installment is typically billed to the customer's credit card upon shipment. Generally, the customer's account is subsequently billed in up to five additional monthly installments until the total purchase price of the products has been billed by the Company.
In 2014, the Company amended and restated its agreement with a large consumer financial services company (the "Bank") pursuant to which the Bank provides revolving credit directly to QVC's customers for the sole purpose of purchasing merchandise or services with a PLCC company in the U.S. The agreement with the Bank was amended and restated in March 2017 and December 2018. The Company receives a portion of the net economics of the credit card program. The Company cannot predict the extent to which customers will use the PLCC, nor the extent that they will make payments on their outstanding balances. As a result of the adoption of ASC 606, $118 million of PLCC income was recorded in net revenue during the year ended December 31, 2018. Prior to adoption, the PLCC income was included as a reduction of selling, general and administrative expenses, which amounted to $105 million and $100 million for the years ended December 31, 2017 and 2016, respectively.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

The Company also accepts major credit cards for its sales. Accounts receivable from major credit cards represents amounts owed to QVC from the credit card clearing houses for amounts billed but not yet collected.
Accounts receivable consisted of the following:

	December 31,
(in millions)	2018	2017
Installment sales plan	$1,533	1,396
Major credit cards and customers	269	295
Other receivables	97	80
	1,899	1,771
Less allowance for doubtful accounts	(112)	(91)
Accounts receivable, net	$1,787	1,680
A summary of activity in the allowance for doubtful accounts was as follows:

(in millions)	Balance beginning of year	Additions- charged to expense	Deductions- write-offs	Balance end of year
2018	$91	112	(91)	112
2017	97	72	(78)	91
2016	86	107	(96)	97
The carrying value of accounts receivable, adjusted for the reserves described above, approximates fair value as of December 31, 2018, 2017 and 2016.
(4) Property and Equipment, Net
Property and equipment consisted of the following:

	December 31,		Estimated useful
(in millions)	2018	2017	life
Land	$128	108	N/A
Buildings and improvements	1,174	1,166	8 - 20 years
Furniture and other equipment	543	546	2 -10 years
Broadcast equipment	179	138	2 - 6 years
Computer equipment	186	174	2 - 5 years
Transponders and terrestrial transmitter (note 9)	178	170	8 - 15 years
Projects in progress	58	42	N/A
	2,446	2,344
Less: accumulated depreciation	(1,281)	(1,174)
Property and equipment, net	$1,165	1,170
Disposal of assets reduced property and equipment by $56 million and $40 million for the years ended December 31, 2018 and 2017, respectively.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(5) Television Distribution Rights, Net
Television distribution rights consisted of the following:

		December 31,
(in millions)	2018	2017
Television distribution rights	$723	730
Less accumulated amortization	(583)	(652)
Television distribution rights, net	$140	78
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
Television distribution rights are amortized using the straight-line method over the lives of the individual agreements. The remaining weighted average lives of the television distribution rights was approximately 2.2 years at December 31, 2018. Amortization expense for television distribution rights was $77 million, $157 million and $193 million for the years ended December 31, 2018, 2017 and 2016, respectively. The decrease in amortization expense is primarily due to the end of affiliation agreement terms for contracts in place at the time of Qurate Retail's acquisition of QVC in 2003.
As of December 31, 2018, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

2019	$74
2020	55
2021	9
2022	2
2023	—
In return for carrying QVC's signals, each programming distributor in the U.S. receives an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs and from certain internet sales to customers located in the programming distributors' service areas. In Germany, Japan, the U.K., Italy and France, programming distributors predominately receive an agreed-upon annual fee, a monthly fee per subscriber regardless of the net sales, a variable percentage of net sales or some combination of the above arrangements. The Company recorded expense related to these commissions of $363 million for the year ended December 31, 2018 and $298 million for each of the years ended December 31, 2017 and 2016, which is included as part of operating expenses in the consolidated statements of operations.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(6) Other Intangible Assets, Net
Other intangible assets consisted of the following:

December 31,
	2018			2017			Weighted average remaining life (years)
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$890	(640)	250	822	(548)	274	4.0
Affiliate and customer relationships	2,831	(2,450)	381	2,845	(2,409)	436	7.9
Debt origination fees	10	—	10	8	(3)	5	5.0
Trademarks (indefinite life)	3,025	—	3,025	3,055	—	3,055	N/A
	$6,756	(3,090)	3,666	6,730	(2,960)	3,770	6.3
N/A - Not applicable.
Disposal of assets reduced other intangible assets by $11 million and $20 million for the years ended December 31, 2018 and 2017, respectively.
Amortization expense for other intangible assets was $160 million, $207 million and $270 million for the years ended December 31, 2018, 2017 and 2016, respectively.
During the year ended December 31, 2018, a $30 million impairment loss was recorded due to the change in the fair value of trademarks (indefinite life) within the HSN operating segment. There was no impairment loss recorded for the years ended December 31, 2017 or 2016.
As of December 31, 2018, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

2019	$148
2020	117
2021	93
2022	64
2023	64

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(7) Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
(in millions)	2018	2017
Accounts payable non-trade	$314	324
Allowance for sales returns	242	119
Accrued compensation and benefits	146	195
Sales and other taxes	101	82
Accrued interest	58	58
Accrued cable distribution fees	39	63
Income taxes	37	77
Deferred revenue	24	70
Other	65	69
	$1,026	1,057
(8) Long-Term Debt and Capital Lease Obligations
Long-term debt and capital lease obligations consisted of the following:

	December 31,
(in millions)	2018	2017
3.125% Senior Secured Notes due 2019, net of original issue discount	$399	399
5.125% Senior Secured Notes due 2022	500	500
4.375% Senior Secured Notes due 2023, net of original issue discount	750	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	600
4.45% Senior Secured Notes due 2025, net of original issue discount	599	599
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
6.375% Senior Secured Notes due 2067	225	—
Senior secured credit facilities	1,185	1,956
Capital lease obligations	188	68
Build to suit lease obligation	—	101
Less debt issuance costs, net	(25)	(22)
Total debt and capital lease obligations	5,120	5,650
Less current portion	(421)	(17)
Long-term portion of debt and capital lease obligations	$4,699	5,633
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and certain of its subsidiaries and have equal priority to the senior secured credit facility. With the exception of the notes in item (h) below, the interest on QVC's senior secured notes is payable semi-annually. At December 31, 2018, the 3.125% Senior Secured Notes due 2019 are classified within current portion of long-term debt as they mature in less than one year from December 31, 2018.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

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
(h) 6.375% Senior Secured Notes due 2067
On September 13, 2018, QVC completed a registered debt offering for $225 million of 6.375% Senior Secured Notes due 2067 ("2067 Notes") at par. The proceeds were used to partially prepay existing indebtedness under QVC's senior secured credit facility and for general corporate purposes. The costs to complete the financing were deferred and are being amortized to interest expense over the term of the 2067 Notes. Interest on the 2067 Notes will be paid quarterly in March, June, September, and December, which commenced on December 15, 2018. QVC has the option to call the 2067 Notes after 5 years at par value.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Senior Secured Credit Facility
On December 31, 2018, QVC entered into the Fourth Amended and Restated Credit Agreement with zulily as borrowers (collectively, the “Borrowers”) which is a multi-currency facility that provides for a $3.65 billion revolving credit facility with a $450 million sub-limit for standby letters of credit and $1.8 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by the Company or zulily with an additional $50 million sub-limit for standby letters of credit (see note 14). The remaining $3.25 billion and any incremental loans may be borrowed only by the Company. Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.75% depending on the Borrowers’ combined ratio of Consolidated Total Debt to Consolidated EBITDA (the “Combined Consolidated Leverage Ratio”). Borrowings that are London Interbank Offered Rate ("LIBOR") loans will bear interest at a per annum rate equal to the applicable LIBOR rate plus a margin that varies between 1.25% and 1.75% depending on the Borrowers’ Combined Consolidated Leverage Ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if zulily ceases to be controlled by Qurate Retail, all of its loans must be repaid and its letters of credit cash collateralized. The facility matures on December 31, 2023. Payment of loans may be accelerated following certain customary events of default.
QVC had $2,310 million available under the terms of the senior secured credit facility at December 31, 2018, including the portion available under the $400 million tranche on which zulily may also borrow. The interest rate on the senior secured credit facility was 3.9% at December 31, 2018.
The purpose of the amendment was to, among other things, repay certain fees and expenses, finance working capital needs and general corporate purposes of the Company and its respective subsidiaries and make certain restricted payments and loans to the Company's respective parents and affiliates. The payment and performance of the Borrowers’ obligations under the Fourth Amended and Restated Credit Agreement are guaranteed by each of QVC’s Material Domestic Subsidiaries (as defined in the Fourth Amended and Restated Credit Agreement). Further, the borrowings under the Fourth Amended and Restated Credit Agreement are secured, pari passu with QVC’s existing notes, by a pledge of all of QVC’s equity interests. In addition, the payment and performance of the Borrowers’ obligations with respect to the $400 million tranche available to both QVC and zulily are also guaranteed by zulily and secured by a pledge of all of zulily’s equity interests.
The Fourth Amended and Restated Credit Agreement contains certain affirmative and negative covenants, including certain restrictions on the Company and zulily and each of their respective restricted subsidiaries (subject to certain exceptions) with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; dissolving, consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; restricting subsidiary distributions; and limiting the Company’s consolidated leverage ratio and the Borrowers’ Combined Consolidated Leverage Ratio.
On January 27, 2015, HSN entered into a $1.25 billion five-year syndicated credit agreement ("HSN Credit Agreement") which was secured by 100% of the voting equity securities of HSN's U.S. subsidiaries and 65% of HSN's first-tier foreign subsidiaries. Certain HSN subsidiaries had unconditionally guaranteed HSN's obligations under the HSN Credit Agreement. The HSN Credit Agreement, which included a $750 million revolving credit facility and a $500 million term loan, could be increased up to $1.75 billion subject to certain conditions and was set to expire on January 27, 2020. On December 29, 2017, the HSN Credit Agreement was amended, the outstanding balance on the term loan was repaid, and the revolving credit facility was increased to $1 billion. The maturity of the revolving credit facility was extended to December 29, 2022. Loans under the amended HSN Credit Agreement bore interest at a per annum rate equal to LIBOR plus a predetermined margin that ranged from 1.25% to 1.75% or the Base Rate (as defined in the amended HSN Credit Agreement) plus a predetermined margin that ranged from 0.25% to 0.75%. HSN paid a commitment fee ranging from 0.20% to 0.30% (based on the leverage ratio) on the unused portion of the revolving credit facility. On December 31, 2018, the HSN Credit Agreement was terminated and the outstanding balance was repaid. As a result of the termination of the HSN Credit Agreement, the Company recorded a loss on debt extinguishment of $2 million within the consolidated statement of operations.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Interest Rate Swap Arrangements
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in (losses) gains on financial instruments in the accompanying consolidated statements of operations. At December 31, 2018 the fair value of the swap instrument was in a net asset position of approximately $1 million which was included in prepaid expenses and other current assets. At December 31, 2017 the fair value of the swap instrument was in a net asset position of approximately $2 million which was included in other noncurrent assets.
As of December 31, 2017, HSN had an outstanding interest rate swap that was in a net asset position of $5 million, which was included in other noncurrent assets, that effectively converted $250 million of its variable rate bank credit facility to a fixed rate of 1.05% with a maturity date in January 2020 (the swapped fixed rate was exclusive of the credit spread under the HSN Credit Agreement). Based on HSN's leverage ratio as of December 31, 2017, the all-in fixed rate was 2.35%. The Company accounted for the interest rate swap at fair value with changes recorded through (losses) gains on financial instruments in the consolidated statements of operations. On December 31, 2018, the interest rate swap was terminated as a result of the termination of the HSN Credit Agreement. Subsequently, QVC entered into a thirteen month interest rate swap arrangement with the same terms. The new swap instrument does not qualify as a cash flow hedge and the fair value of the swap instrument was in a net asset position of approximately $4 million as of December 31, 2018, which was included in prepaid expenses and other current assets.

Other Debt Related Information
QVC was in compliance with all of its debt covenants at December 31, 2018.
During the year ended December 31, 2018, there were no significant changes to QVC's debt credit ratings.
The weighted average interest rate applicable to all of the outstanding debt (excluding capital leases) prior to amortization of bond discounts and related debt issuance costs was 4.6% as of December 31, 2018.
At December 31, 2018 and 2017, outstanding trade letters of credit totaled $13 million and $21 million, respectively.
(9) Leases
Future minimum payments under noncancelable operating leases and capital leases with initial terms of one year or more at December 31, 2018 consisted of the following:

(in millions)	Capital leases	Operating leases
2019	$29	30
2020	26	22
2021	25	13
2022	24	10
2023	22	8
Thereafter	117	63
Total	$243	146

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

QVC distributes its programmings, via satellite and optical fiber, to cable television and direct-to-home satellite system operators for retransmission to its subscribers in the U.S., Germany, Japan, the U.K., Italy and neighboring countries. The Company also transmits its programmings over digital terrestrial broadcast television to viewers throughout Italy, Germany, and the U.K. and to viewers in certain geographic regions in the U.S. In the U.S., the Company uplinks its digital programming transmissions using a third party service or internal resources. The transmissions are uplinked to protected, non-preemptible transponders on U.S. satellites. "Protected" status means that, in the event of a transponder failure, QVC's signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, QVC's transponders cannot be preempted in favor of a user of a failed transponder, even another user with "protected status." The Company's international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on international satellites and terrestrial transmitters. QVC's transponder service agreements for the Company's U.S. transponders expire at the earlier of the end of the lives of the satellites or the service agreements.
The Company has entered into sixteen separate capital lease agreements with transponder and transmitter network suppliers to transmit its signals in the U.S., Germany and France at an aggregate monthly cost of $1 million. The Company also is party to a capital lease agreement for data processing hardware. Depreciation expense related to the capital leases was $14 million, $13 million and $12 million for the years ended December 31, 2018, 2017 and 2016, respectively. Total future minimum capital lease payments of $243 million include $55 million of imputed interest. The transponder service agreements for QVC- U.S. and HSN transponders expire between 2019 and 2025. The service agreements for QVC-International transponders and terrestrial transmitters expire between 2019 and 2027.
Expenses for operating leases, principally for data processing equipment, facilities, satellite uplink service agreements and the California distribution center land, amounted to $34 million, $23 million and $24 million for the years ended December 31, 2018, 2017 and 2016, respectively.
On July 2, 2015, QVC entered into a lease (the “Lease”) for a California distribution center. Pursuant to the Lease, the landlord built an approximately one million square foot rental building in Ontario, California (the “Premises”), and thereafter leased the Premises to QVC as its new California distribution center for an initial term of 15 years. Under the Lease, QVC was required to pay an initial base rent of approximately $6 million a year, increasing to approximately $8 million a year by the final year of the initial term, as well as all real estate taxes and other building operating costs. QVC also had an option to extend the term of the Lease for up to two consecutive terms of 10 years each.
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
On October 5, 2018, QVC entered into a lease (“ECDC Lease”) for an East Coast distribution center as part of the QRG Initiatives. The 1.7 million square foot rental building is located in Bethlehem, Pennsylvania and will be leased to QVC for an initial term of 15 years. QVC expects the ECDC Lease to commence in the third quarter of 2019, at which point the discounted value of the ECDC Lease will be recorded as an asset and a liability in the consolidated balance sheets in accordance with ASU No. 2016-02, which will be adopted by the Company on January 1, 2019. Under the ECDC Lease, QVC will be required to pay an initial base rent of approximately $10 million per year, increasing to approximately $14 million per year, as well as all real estate taxes and other building operating costs. QVC also has the option to extend the term of the ECDC Lease for up to two consecutive terms of 5 years each and one final term of 4 years.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(10) Revenue
Disaggregated revenue by segment and product category consisted of the following:

	Year ended December 31, 2018
(in millions)	QVC-U.S.	QVC-International	HSN	Intersegment eliminations	Total
Home	$2,265	1,023	910	—	4,198
Beauty	1,040	640	286	—	1,966
Apparel	1,140	453	183	—	1,776
Accessories	772	273	161	—	1,206
Electronics	674	119	455	—	1,248
Jewelry	324	213	149	—	686
Other revenue	134	17	58	(7)	202
Total net revenue	$6,349	2,738	2,202	(7)	11,282

Consumer Product Revenue and Other Revenue

QVC's revenue includes sales of consumer products in the following categories; home, apparel, beauty, accessories, electronics and jewelry, which are primarily sold through live merchandise-focused televised shopping programs and via our websites and other interactive media.

Other revenue consists primarily of income generated from our U.S. PLCC in which a large consumer financial services company provides revolving credit directly to QVC's customers for the sole purpose of purchasing merchandise or services with a PLCC. In return, the Company receives a portion of the net economics of the credit card program.

Revenue Recognition

For the year ended December 31, 2018, revenue is recognized when obligations with the Company's customers are satisfied; generally this occurs at the time of shipment to its customers consistent with when control of the shipped product passes. The recognized revenue reflects the consideration the Company expects to receive in exchange for transferring goods, net of allowances for returns.

The Company generally recognizes revenue related to the PLCC over time as the PLCC is used by QVC's customers.

Sales, value add, use and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.

The Company has elected to treat shipping and handling activities that occur after the customer obtains control of the goods as a fulfillment cost and not as a promised good or service. Accordingly, the Company accrues the related shipping costs and recognizes revenue upon delivery of the goods to the shipping carrier. In electing this accounting policy, all shipping and handling activities are treated as fulfillment costs.

The Company generally has payment terms with its customers of one year or less and has elected the practical expedient applicable to such contracts under ASC 606 not to consider the time value of money.

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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

The total reduction in net revenue due to returns for the years ended December 31, 2018, 2017 and 2016 aggregated to $2,213 million, $1,811 million and $1,815 million, respectively.
As a result of the adoption of ASC 606 the Company recognized a separate $116 million asset (included in prepaid expenses and other current assets) related to the expected return of inventory and a $242 million liability (included in accrued liabilities) relating to its sales return reserve at December 31, 2018, instead of the net presentation of the liability that was reported at December 31, 2017 and 2016.
A summary of activity in the allowance for sales returns, recorded on a gross basis for the year ended December 31, 2018 and recorded on a net margin basis for the years ending December 31, 2017 and 2016, was as follows:

(in millions)	Balance beginning of year	Additions- charged to earnings	Deductions	Transfer of HSN reserve	Balance end of year
2018	$243	2,213	(2,214)	—	242
2017	93	982	(979)	23	119
2016	103	1,010	(1,020)	—	93

(11) Stock Options and Other Share-Based Payments
Certain QVC employees and officers have received stock options (the "Options") and restricted shares in Series A Qurate Retail common stock ( “QRTEA”) and Series A Liberty Ventures common stock ("LVNTA") in accordance with the Liberty Interactive Corporation 2000 Incentive Plan, as amended from time to time; the Liberty Interactive Corporation 2007 Incentive Plan, as amended from time to time; the Liberty Interactive Corporation 2010 Incentive Plan, as amended from time to time; and the Liberty Interactive Corporation 2012 Incentive Plan, as amended from time to time (collectively, the "Liberty Incentive Plan"). On December 31, 2018, Qurate Retail transferred their 100% ownership interest in HSN to QVC through a transaction among entities under common control. As a result of the transaction, QVC has presented the related Options and shares granted to HSN employees and officers in the information below as of December 29, 2017.
(a) Stock options
CommerceHub, Inc. ("CommerceHub") Spin-Off
In connection with the spin-off of CommerceHub ("CommerceHub Spin-Off") in July 2016, all outstanding awards with respect to Liberty Ventures common stock as of the record date for the CommerceHub Spin-Off (“Liberty Ventures Award”) were adjusted pursuant to the anti-dilution provisions of the incentive plans under which the equity awards were granted, such that:

i.
A holder of a Liberty Ventures Award who was a member of the board of directors or an officer of Qurate Retail holding the position of Vice President or above received (i) an adjustment to the exercise price and the number of shares subject to the Liberty Ventures Award (as so adjusted, an “Adjusted Liberty Ventures Award”) and (ii) a corresponding equity award relating to shares of the corresponding series of CommerceHub common stock, as well as Series C CommerceHub common stock (in each case, a “CommerceHub Award”); and

ii.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Liberty Expedia Holdings, Inc. Split-Off
In connection with the split-off of Liberty Expedia Holdings, Inc. (“Expedia Holdings”) from Liberty (the “Expedia Holdings Split-Off”) in November 2016, all outstanding Awards with respect to a Liberty Ventures common stock (a "Liberty Ventures Award") were adjusted pursuant to the anti-dilution provisions of the incentive plans under which the equity awards were granted, such that a holder of a Liberty Ventures Award received:

i.	An adjustment to the exercise price and the number of shares subject to the Liberty Ventures Award and

ii.	A corresponding equity award relating to shares of the corresponding series of Expedia Holdings common stock (an “Expedia Holdings Award”)
The exercise prices of and number of shares subject to the new Expedia Holdings Award and the Adjusted Liberty Ventures Award were determined based on (1) the exercise price and number of shares subject to the original Liberty Ventures Award, (2) the redemption ratios used in the Expedia Holdings Split-Off, (3) the pre-Expedia Holdings Split-Off trading price of Liberty Ventures common stock and (4) the relative post-Expedia Holdings Split-Off trading prices of Liberty Ventures Awards and Expedia Holdings common stock, such that the pre-Expedia Holdings Split-Off intrinsic value of the original Liberty Ventures Award was allocated between the new Expedia Holdings Award and the Adjusted Liberty Ventures Award.
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
A summary of the activity of the Liberty Incentive Plan with respect to the QRTEA Options granted to QVC employees and officers as of and during the year ended December 31, 2018 is presented below:

	Options	Weighted average exercise price	Aggregate intrinsic value (000s)	Weighted average remaining life (years)
Outstanding at January 1, 2018	14,872,849	$24.53	$25,290	5.1
Granted	4,016,618	26.77
Transferred from zulily (1)	2,785,968	16.16
Exercised	(3,045,271)	16.60
Forfeited	(3,976,575)	27.25
Outstanding at December 31, 2018	14,653,589	24.46	8,353	4.4
Exercisable at December 31, 2018	6,970,577	23.85	6,214	3.4
(1) During year ended December 31, 2018, employees were transferred to QVC from zulily and are now employed by QVC. The row represents employees' previous grants prior to being a QVC employee.
Upon employee exercise of the Options, the exercise price is remitted to Qurate Retail in exchange for the shares. The aggregate intrinsic value of all Options exercised during the years ended December 31, 2018, 2017 and 2016 was $20 million, $32 million and $28 million, respectively.
The weighted average fair value at date of grant of a QRTEA Option granted during the years ended December 31, 2018, 2017 and 2016 was $8.52, $7.86 and $7.84, respectively.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

During the years ended December 31, 2018, 2017 and 2016, the fair value of each QRTEA Option was determined as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2018	2017	2016
Expected volatility	29.7%	30.3%	27.4%
Expected term (years)	5.2	5.9	6.1
Risk free interest rate	2.7%	2.1%	1.6%
Expected dividend yield	—	—	—
Expected volatility is based on historical and implied volatilities of QRTEA common stock over a period commensurate with the expected term of the options. The Company estimates the expected term of the Options based on historical exercise and forfeiture data. The volatility used in the calculation for the Options is based on the historical volatility of Qurate Retail's stocks and the implied volatility of publicly traded Qurate Retail Options. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject Options.
The fair value of the Options is recognized as expense over the requisite service period.
During the years ended December 31, 2018, 2017 and 2016, the Company recorded $28 million, $29 million and $21 million, respectively, of stock-based compensation expense related to the Options. As of December 31, 2018, the total unrecognized compensation cost related to unvested Options was approximately $49 million. Such amount will be recognized in the Company's consolidated statement of operations over a weighted average period of approximately 2.4 years.
(b) Restricted stock plan
A summary of the activity of the Liberty Incentive Plan with respect to the QRTEA restricted shares granted to QVC employees and officers as of and during the year ended December 31, 2018 is presented below:

	Restricted shares	Weighted average grant date fair value
Outstanding at January 1, 2018	2,393,700	$24.49
Granted	910,559	26.23
Transferred from zulily (1)	110,550	24.02
Transferred from CBI (2)	1,818	24.42
Vested	(1,516,428)	24.21
Forfeited	(300,906)	26.06
Outstanding at December 31, 2018	1,599,293	25.42
(1) During year ended December 31, 2018, employees were transferred to QVC from zulily and are now employed by QVC. The row represents employees' previous grants prior to being a QVC employee.
(2) During year ended December 31, 2018, employees were transferred to QVC from CBI and are now employed by QVC. The row represents employees' previous grants prior to being a QVC employee.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of the activity of the Liberty Incentive Plan with respect to the LVNTA restricted shares granted to QVC employees and officers as of and during the year ended December 31, 2018 is presented below:

	Restricted shares	Weighted average grant date fair value
Outstanding at January 1, 2018	4,061	$51.47
Granted	—	—
Vested	(3,839)	51.54
Forfeited	(222)	50.52
Outstanding at December 31, 2018	—	—
During the years ended December 31, 2018, 2017 and 2016, the Company recorded $18 million, $10 million and $11 million, respectively, of stock-based compensation expense related to these shares. As of December 31, 2018, the total unrecognized compensation cost related to unvested restricted shares of common stock was approximately $24 million. Such amount will be recognized in the Company's consolidated statement of operations over a weighted average period of approximately 2.3 years.
Fair value of restricted shares is calculated based on the market price on the day of the granted shares. The weighted average grant date fair value of the QRTEA restricted shares granted to QVC employees and officers during the years ended December 31, 2018, 2017 and 2016 was $26.23, $22.49, and $25.86, respectively. There have been no LVNTA restricted shares granted to QVC employees and officers during the years ended December 31, 2018, 2017 and 2016.
The aggregate fair value of all restricted shares of common stock that vested during the years ended December 31, 2018, 2017 and 2016 was $37 million, $10 million and $8 million, respectively.
(12) Income Taxes
Income tax expense (benefit) consisted of the following:

	Years ended December 31,
(in millions)	2018	2017	2016
Current:
U.S. federal	$239	352	326
State and local	37	27	29
Foreign jurisdictions	84	87	73
Total	360	466	428
Deferred:
U.S. federal	(27)	(320)	(31)
State and local	(2)	(7)	(8)
Foreign jurisdictions	3	—	(4)
Total	(26)	(327)	(43)
Total income tax expense	$334	139	385

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Pre-tax income (loss) was as follows:

	Years ended December 31,
(in millions)	2018	2017	2016
QVC-U.S.	$1,033	915	859
QVC-International	200	209	168
HSN	29	(38)	—
Consolidated QVC	$1,262	1,086	1,027
Total income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 21% in 2018 and 35% in 2017 and 2016, as a result of the following:

	Years ended December 31,
	2018	2017	2016
Provision at statutory rate	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.2%	1.0%	1.3%
Foreign taxes	0.8%	—%	(0.3)%
Foreign earnings repatriation	—%	—%	0.2%
Valuation allowance	2.6%	1.0%	1.0%
Permanent differences	(0.2)%	(2.2)%	(0.6)%
Impact of Tax Cuts and Jobs Act	—%	(26.0)%	—%
Investment in subsidiary	0.6%	4.0%	—%
Impact of foreign currency tax regulation	(0.6)%	0.4%	1%
Other, net	0.1%	(0.4)%	(0.1)%
Total income tax expense	26.5%	12.8%	37.5%

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
(in millions)	2018	2017
Deferred tax assets:
Accounts receivable, principally due to the allowance for doubtful accounts and related reserves for the uncollectible accounts	$29	28
Inventories, principally due to obsolescence reserves and additional costs of inventories for tax purposes pursuant to the Tax Reform Act of 1986	33	30
Allowance for sales returns	31	30
Deferred revenue	15	29
Deferred compensation	39	33
Unrecognized federal and state tax benefits	10	11
Net operating loss carryforwards	49	34
Foreign tax credits carryforward	17	—
Accrued liabilities	33	30
Other	5	1
Subtotal	261	226
Valuation allowance	(64)	(33)
Total deferred tax assets	197	193
Deferred tax liabilities:
Depreciation and amortization	(840)	(876)
Cumulative translation of foreign currencies	(16)	(18)
Investment in subsidiary	(41)	(29)
Total deferred tax liabilities	(897)	(923)
Net deferred tax liability	$(700)	(730)
In the above table, valuation allowances exist due to the uncertainty of whether or not the benefit of certain U.S. federal and foreign tax credits and losses will ultimately be utilized for income tax purposes.
The Company adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718); Improvements to Employee Share-Based Payment Accounting, in the third quarter of 2016. In accordance with this guidance, excess tax benefits and tax deficiencies are recognized as income tax benefit or expense rather than as additional paid-in capital. The recognition of excess tax benefits and deficiencies are applied prospectively from January 1, 2016. Pursuant to the adoption of ASU No. 2016-09, the Company recognized a tax benefit reflected in income tax of $1 million, $9 million and $7 million for the years ended December 31, 2018, 2017 and 2016, respectively.
On December 22, 2017, new U.S. federal tax legislation, the Tax Cuts and Jobs Act (the “Act”) was enacted. The new legislation was a significant modification of existing U.S. federal tax law and contained a number of provisions which impacted the tax position of the Company in both 2017 and 2018, and will impact the Company’s tax position in future years. Changes which became effective in 2017 include the reduction of the federal corporate tax rate from 35% to 21%, the rules related to a one-time tax on unremitted foreign earnings in 2017, and an increase in the bonus depreciation allowance on certain qualified property. In connection with unremitted foreign earnings, the Company performed an evaluation of its earnings and profits of its foreign subsidiaries and determined that deficits in some of the subsidiaries offset the surpluses in others so that no amount was subject to the mandatory repatriation provision of the Act in 2017. Entities are required under ASC 740, Accounting for Income Taxes, to record the effect of the change in the period of enactment and to recognize the change as a discrete item in income tax expense from continuing operations. The Company recorded an income tax benefit of $282 million through operations to reflect the impact of the law changes included in the Act. This non-cash tax benefit was primarily attributed to the remeasurement at the new lower federal tax rate of deferred tax liabilities related to non-current intangible assets.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Other provisions of the Act which impact the Company’s tax position and which became effective in 2018 include changes in how foreign earnings are taxed in the U.S., specifically, the participation exemption for certain foreign earnings, the inclusion and related deduction for global intangible low-taxed income (“GILTI”), the limitation on the deduction of net interest expense, the deduction for foreign derived intangible income (“FDII”), and new rules regarding the usage of foreign tax credits in the U.S. Specifically, due to the rules relating to the categorization of income for foreign tax credit purposes, the Company recognized a foreign tax credit carryover in the branch income basket, for which a deferred tax asset and full valuation allowance have been established.
The Company is party to a Tax Liability Allocation and Indemnification Agreement (the "Tax Agreement") with Qurate Retail. The Tax Agreement establishes the methodology for the calculation and payment of income taxes in connection with the consolidation of the Company with Qurate Retail for income tax purposes. Generally, the Tax Agreement provides that the Company will pay Qurate Retail an amount equal to the tax liability, if any, that it would have if it were to file as a consolidated group separate and apart from Qurate Retail, with exceptions for the treatment and timing of certain items, including but not limited to deferred intercompany transactions, credits, and net operating and capital losses. To the extent that the separate company tax expense is different from the payment terms of the Tax Agreement, the difference is recorded as either a dividend or capital contribution. These differences are related primarily to foreign tax credits recognized by QVC that are creditable under the Tax Agreement when and if utilized in Qurate Retail’s consolidated tax return. The differences recorded during the years ended December 31, 2018 and 2017, were $2 million and $31 million, respectively, in capital contributions and were related primarily to foreign tax credit carryovers being utilized in Qurate's consolidated tax return in excess of those recognized by QVC during the respective tax years. The differences recorded during the year ended December 31, 2016 was a $64 million dividend and was related primarily to foreign tax credits recognized by QVC and not utilized in Qurate Retail’s tax return during the tax year. The amounts of the tax-related balance due to Qurate Retail at December 31, 2018 and 2017 were $26 million and $52 million, respectively, and are included in accrued liabilities in the consolidated balance sheets.
A reconciliation of the 2017 and 2018 beginning and ending amount of the liability for unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2017	$55
Increases related to prior year tax positions	1
Decreases related to prior year tax positions	(8)
Decreases related to settlements with taxing authorities	(4)
Increases related to current year tax positions	6
Impact of transfer of HSN through common control transaction with Qurate Retail	3
Balance at December 31, 2017	53
Increases related to prior year tax positions	1
Decreases related to prior year tax positions	(9)
Decreases related to settlements with taxing authorities	—
Increases related to current year tax positions	9
Balance at December 31, 2018	$54
Included in the balance of unrecognized tax benefits at December 31, 2018 are potential benefits of $43 million (net of an $11 million federal tax effect) that, if recognized, would affect the effective rate on income from continuing operations.
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other (expense) income in the consolidated statements of operations. The Company did not have a material amount of interest accrued related to unrecognized tax benefits or tax penalties for the years ended December 31, 2018, 2017 or 2016.
The Company has tax positions for which the amount of related unrecognized tax benefits could change during 2019. These consist of nonfederal transfer pricing and other tax issues. The amount of unrecognized tax benefits related to these issues could have an impact of $2 million in 2019 as a result of potential settlements, lapsing of statute of limitations and revisions of settlement estimates.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

The Company participates in a consolidated federal return filing with Qurate Retail. As of December 31, 2018, the Company's tax years through 2014 are closed for federal income tax purposes, and the IRS has completed its examination of the Company's 2015 and 2016 tax years. The Company's 2017 and 2018 tax years are being examined currently as part of the Qurate Retail consolidated return under the IRS's Compliance Assurance Process program. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of December 31, 2018, the Company, or one of its subsidiaries was under examination in the states of Pennsylvania and Wisconsin.
(13) Commitments and Contingencies
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
(14) Related Party Transactions
On October 1, 2015, Qurate Retail acquired all of the outstanding shares of zulily. The Company believes that zulily's business is complementary to the Company. zulily is not part of the results of operations or financial position of QVC presented in these consolidated financial statements. During the years ended December 31, 2018, 2017 and 2016, QVC and zulily engage in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives, business advisory services and software development. The gross value of these transactions totaled $14 million, $9 million and $12 million for the years ended December 31, 2018, 2017 and 2016, respectively, which did not have a material impact on QVC's financial position, results of operations, or liquidity.
Additionally, on June 23, 2016, QVC amended and restated its senior secured credit facility by entering into the Third Amended and Restated Credit Agreement adding a tranche that allows joint borrowing capacity for either QVC or zulily and increasing the revolving credit facility from $2.25 billion to $2.65 billion. QVC subsequently amended and restated its senior secured credit facility by entering into the Fourth Amended and Restated Credit Agreement, increasing the revolving credit facility to $3.65 billion. See note 8 for more information regarding the revolving credit facility. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of zulily. As of December 31, 2018, there was $135 million borrowed by zulily on the $400 million tranche of the senior secured credit facility, none of which the Company expects to repay on behalf of zulily. In addition, zulily had $10 million outstanding in standby letters of credit as of December 31, 2018.
QVC engages with CommerceHub, which was an approximately 99% owned subsidiary of Qurate Retail prior to the completion of its spin-off from Qurate Retail in July 2016, to handle communications between QVC and certain of its vendors for drop ship sales and returns. CommerceHub is not part of the results of operations or financial position of QVC presented in these consolidated financial statements. During each of the years ended December 31, 2018, 2017 and 2016, QVC paid CommerceHub for the related services totaling less than $3 million, which did not have a material impact on QVC's financial position, results of operations, or liquidity. On July 22, 2016, Qurate Retail completed the CommerceHub Spin-Off. As a result, Qurate Retail and CommerceHub are now separate companies.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

QVC engages with CBI, which is a wholly owned subsidiary of Qurate Retail and prior to the common control transaction between QVC and Qurate Retail, included as part of HSN. CBI is not part of the results of operations or financial position of QVC presented in these consolidated financial statements. During the year ended December 31, 2018, QVC and CBI engaged in multiple transactions relating to sourcing of merchandise, personnel and business advisory services. The gross value of these transactions totaled $68 million for the year ended December 31, 2018. QVC also held a $28 million note receivable from CBI, which is included within other noncurrent assets on the consolidated balance sheet as of December 31, 2018.
(15) Financial Instruments and Fair Value Measurements
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
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at December 31, 2018 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$233	233	—	—
Interest rate swap arrangements (note 8)	5	—	5	—
Debt (note 8)	4,758	189	4,569	—

		Fair value measurements at December 31, 2017 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$42	42	—	—
Non-current assets:
Interest rate swap arrangements (note 8)	7	—	7	—
Long-term liabilities:
Debt (note 8)	5,592	—	5,592	—
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in (losses) gains on financial instruments in the accompanying consolidated statements of operations. At December 31, 2018 the fair value of the swap instrument was in a net asset position of approximately $1 million which was included in prepaid expenses and other current assets. At December 31, 2017 the fair value of the swap instrument was in a net asset position of approximately $2 million which was included in other noncurrent assets.
As of December 31, 2017, HSN had an outstanding interest rate swap that was in a net asset position of $5 million, which was included in other noncurrent assets, that effectively converted $250 million of its variable rate bank credit facility to a fixed rate of 1.05% with a maturity date in January 2020 (the swapped fixed rate was exclusive of the credit spread under the HSN Credit Agreement). Based on HSN's leverage ratio as of December 31, 2017, the all-in fixed rate was 2.35%. The Company accounted for the interest rate swap at fair value with changes recorded through (losses) gains on financial instruments in the consolidated statements of operations. On December 31, 2018, the interest rate swap was terminated as a result of the termination of the HSN Credit Agreement. Subsequently, QVC entered into a thirteen month interest rate swap arrangement with the same terms. The new swap instrument does not qualify as a cash flow hedge and the fair value of the swap instrument was in a net asset position of approximately $4 million as of December 31, 2018, which was included in prepaid expenses and other current assets.

(16) Information about QVC's Operating Segments and Geographical Data
The Company has identified three reportable segments: QVC-U.S., QVC-International and HSN, which are retailers of a wide range of consumer products which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the Internet and mobile applications in certain markets.
QVC allocates certain corporate costs for management reporting purposes from its QVC-U.S. segment to the QVC-International segment and beginning in the second quarter of 2018, QVC-U.S. began allocating costs to HSN. These management cost allocations are related to certain functions such as merchandising, commerce platforms, information technology, human resources, legal, finance, brand and communications, corporate development and administration that support all of QVC’s operations. For the years ended December 31, 2018, 2017 and 2016, the costs allocated to QVC-International totaled approximately $39 million, $36 million and $31 million respectively. For the year ended December 31, 2018 the costs allocated to HSN totaled approximately $8 million.
QVC's chief operating decision maker ("CODM") is QVC's Chief Executive Officer. QVC's CODM has ultimate responsibility for enterprise decisions. QVC's CODM determines, in particular, resource allocation for, and monitors performance of, the consolidated enterprise, QVC-U.S., QVC-International and HSN. The segment managers have responsibility for operating decisions, allocating resources and assessing performance within their respective segments. QVC's CODM relies on internal management reporting that analyzes enterprise results and segment results to the Adjusted OIBDA level (see below).
QVC-U.S., QVC-International and HSN are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the Internet and mobile applications in certain markets.
The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as net revenue, Adjusted OIBDA, gross margin, average sales price per unit, number of units shipped and revenue or sales per subscriber equivalent. The Company defines Adjusted OIBDA, which is unaudited, as revenue less cost of goods sold, operating expenses, and selling, general and administrative expenses (excluding transaction related costs and stock-based compensation). The Company believes this measure is an important indicator of the operational strength and performance of its segments, including the ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking among the Company's businesses and identify strategies to improve performance. This measure of performance excludes impairment, depreciation, amortization, transaction related costs and stock-based compensation that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, and cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Performance measures

	Years ended December 31,
	2018		2017		2016
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QVC-U.S.	$6,349	1,417	6,140	1,455	6,120	1,435
QVC-International	2,738	429	2,631	451	2,562	405
HSN	2,202	213	—	—	—	—
Intersegment eliminations	(7)	—	—	—	—	—
Consolidated QVC	$11,282	2,059	8,771	1,906	8,682	1,840

Other information

	Years ended December 31,
	2018		2017		2016
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QVC-U.S.	$90	147	93	330	78	414
QVC-International	56	10	62	34	64	49
HSN	28	80	—	—	—	—
Consolidated QVC	$174	237	155	364	142	463

	Years ended December 31,
	2018		2017
(in millions)	Total assets	Capital expenditures	Total assets	Capital expenditures
QVC-U.S.	$9,785	143	9,429	116
QVC-International	2,154	67	2,121	36
HSN	2,917	18	2,769	—
Consolidated QVC	$14,856	228	14,319	152
Property and equipment, net of accumulated depreciation, by segment were as follows:

	December 31,
(in millions)	2018	2017
QVC-U.S.	$555	559
QVC-International	454	446
HSN	156	165
Consolidated QVC	$1,165	1,170

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

The following table provides a reconciliation of Adjusted OIBDA to income before income taxes:

	Years ended December 31,
(in millions)	2018	2017	2016
Adjusted OIBDA	$2,059	1,906	1,840
Impairment loss	(30)	—	—
Transaction related costs	(60)	(39)	—
Stock-based compensation	(46)	(39)	(32)
Depreciation and amortization	(411)	(519)	(605)
Equity in losses of investee	(3)	(3)	(6)
(Losses) gains on financial instruments	(2)	—	2
Interest expense, net	(243)	(214)	(210)
Foreign currency (loss) gain	—	(6)	38
Loss on extinguishment of debt	(2)	—	—
Income before income taxes	$1,262	1,086	1,027
The following table summarizes net revenues based on revenues generated by subsidiaries located within the identified geographic area:

	Years ended December 31,
(in millions)	2018	2017	2016
United States	$8,544	6,140	6,120
Japan	947	934	897
Germany	943	899	865
United Kingdom	679	640	654
Other countries	169	158	146
Consolidated QVC	$11,282	8,771	8,682
The following table summarizes property and equipment, net of accumulated depreciation, based on physical location:

	December 31,
(in millions)	2018	2017
United States	$712	724
Germany	161	164
Japan	165	143
United Kingdom	77	84
Other countries	50	55
Consolidated QVC	$1,165	1,170

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(17) Other Comprehensive (Loss) Income
The change in the component of accumulated other comprehensive loss, net of taxes ("AOCL"), is summarized as follows:

(in millions)	Foreign currency translation adjustments	AOCL
Balance at January 1, 2016	$(140)	(140)
Other comprehensive loss attributable to QVC, Inc. stockholder	(84)	(84)
Balance at December 31, 2016	(224)	(224)
Other comprehensive loss attributable to QVC, Inc. stockholder	131	131
Balance at December 31, 2017	(93)	(93)
Other comprehensive income attributable to QVC, Inc. stockholder	(51)	(51)
Balance at December 31, 2018	$(144)	(144)
The component of other comprehensive income (loss) is reflected in QVC's consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive income:

(in millions)	Before-tax amount	Tax benefit (expense)	Net-of-tax amount
Year ended December 31, 2018:
Foreign currency translation adjustments	$(49)	1	(48)
Other comprehensive loss	(49)	1	(48)

Year ended December 31, 2017:
Foreign currency translation adjustments	$156	(21)	135
Other comprehensive income	156	(21)	135

Year ended December 31, 2016:
Foreign currency translation adjustments	$(96)	13	(83)
Other comprehensive loss	(96)	13	(83)
(18) Employee Benefit Plans
In certain countries, QVC sponsors defined contribution plans, which provide employees an opportunity to make contributions to a trust for investment in a variety of securities. Generally, the Company makes matching contributions to the plans based on a percentage of the amount contributed by employees. The Company's cash contributions to the plans were $22 million, $18 million and $23 million for the years ended December 31, 2018, 2017 and 2016, respectively.
(19) Subsequent Events
Subsequent to December 31, 2018, QVC declared and paid dividends to Qurate Retail in the amount of $304 million.
As of February 28, 2019, zulily had $150 million outstanding on the shared tranche within the Fourth Amended and Restated Credit Agreement.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(20) Guarantor/Non-guarantor Subsidiary Financial Information
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
In connection with the Third Amended and Restated Credit Agreement (refer to note 8), QVC International Ltd is no longer a guarantor subsidiary, and is reflected with the combined non-guarantor subsidiaries for the year ended December 31, 2016 and thereafter.
In connection with the Fourth Amended and Restated Credit Agreement (refer to Note 8) on December 31, 2018, the following subsidiaries became part of the combined subsidiary guarantors: QVC Duestchland GP, Inc.; HSNi, LLC; HSN Holding LLC; AST Sub, Inc.; Home Shopping Network En Espanol, L.P.; Home Shopping Network En Espanol, L.L.C; H.O.T. Networks Holdings (Delaware) LLC; HSN of Nevada LLC; Ingenious Designs LLC; NLG Merger Corp. and Ventana Television, Inc. The Company has shown all of the subsidiaries of our HSN segment as combined subsidiary guarantors as of December 29, 2017, the date in which HSN became a subsidiary of QVC through a common control transaction with Qurate Retail.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Consolidating Balance Sheets

December 31, 2018
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$73	192	278	—	543
Restricted cash	5	—	2	—	7
Accounts receivable, net	1,166	307	314	—	1,787
Inventories	725	310	245	—	1,280
Prepaid expenses and other current assets	95	73	48	—	216
Total current assets	2,064	882	887	—	3,833
Property and equipment, net	281	213	671	—	1,165
Television distribution rights, net	—	139	1	—	140
Goodwill	4,190	922	860	—	5,972
Other intangible assets, net	529	3,116	21	—	3,666
Other noncurrent assets	8	20	52	—	80
Investments in subsidiaries	5,523	885	—	(6,408)	—
Total assets	$12,595	6,177	2,492	(6,408)	14,856
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$403	1	17	—	421
Accounts payable-trade	494	201	313	—	1,008
Accrued liabilities	358	394	274	—	1,026
Intercompany accounts (receivable) payable	(95)	(1,015)	1,110	—	—
Total current liabilities	1,160	(419)	1,714	—	2,455
Long-term portion of debt and capital lease obligations	4,540	6	153	—	4,699
Deferred income taxes	63	695	(58)	—	700
Other long-term liabilities	122	34	17	—	173
Total liabilities	5,885	316	1,826	—	8,027
Equity:
QVC, Inc. stockholder's equity	6,710	5,861	547	(6,408)	6,710
Noncontrolling interest	—	—	119	—	119
Total equity	6,710	5,861	666	(6,408)	6,829
Total liabilities and equity	$12,595	6,177	2,492	(6,408)	14,856

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Consolidating Balance Sheets

December 31, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$2	55	225	—	282
Restricted cash	5	—	3	—	8
Accounts receivable, net	1,076	292	312	—	1,680
Inventories	758	185	261	—	1,204
Prepaid expenses and other current assets	28	20	23	—	71
Total current assets	1,869	552	824	—	3,245
Property and equipment, net	295	225	650	—	1,170
Television distribution rights, net	—	78	—	—	78
Goodwill	4,190	904	885	—	5,979
Other intangible assets, net	539	3,213	18	—	3,770
Other noncurrent assets	14	16	47	—	77
Investments in subsidiaries	5,233	1,626	—	(6,859)	—
Total assets	$12,140	6,614	2,424	(6,859)	14,319
Liabilities and equity
Current liabilities:
Current portion of debt and capital lease obligations	$3	—	14	—	17
Accounts payable-trade	455	202	301	—	958
Accrued liabilities	366	412	279	—	1,057
Intercompany accounts payable (receivable)	453	(1,513)	1,060	—	—
Total current liabilities	1,277	(899)	1,654	—	2,032
Long-term portion of debt and capital lease obligations	5,033	460	140	—	5,633
Deferred income taxes	52	725	(47)	—	730
Other long-term liabilities	92	11	25	—	128
Total liabilities	6,454	297	1,772	—	8,523
Equity:
QVC, Inc. stockholder's equity	5,686	6,317	542	(6,859)	5,686
Noncontrolling interest	—	—	110	—	110
Total equity	5,686	6,317	652	(6,859)	5,796
Total liabilities and equity	$12,140	6,614	2,424	(6,859)	14,319

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Consolidating Statements of Operations

Year ended December 31, 2018
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$6,502	3,185	2,964	(1,369)	11,282
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	3,979	1,617	1,832	(180)	7,248
Operating	442	533	288	(382)	881
Selling, general and administrative, including transaction related costs and stock-based compensation	1,252	282	473	(807)	1,200
Depreciation	65	37	72	—	174
Amortization	79	147	11	—	237
Impairment loss	—	30	—	—	30
	5,817	2,646	2,676	(1,369)	9,770
Operating income	685	539	288	—	1,512
Other (expense) income:
Equity in losses of investee	—	—	(3)	—	(3)
Losses on financial instruments	(1)	(1)	—	—	(2)
Interest expense, net	(223)	(15)	(5)	—	(243)
Foreign currency gain (loss)	2	—	(2)	—	—
Loss on extinguishment of debt	—	(2)	—	—	(2)
Intercompany interest (expense) income	(34)	151	(117)	—	—
	(256)	133	(127)	—	(250)
Income before income taxes	429	672	161	—	1,262
Income tax expense	(127)	(121)	(86)	—	(334)
Equity in earnings of subsidiaries, net of tax	626	50	—	(676)	—
Net income	928	601	75	(676)	928
Less net income attributable to the noncontrolling interest	(46)	—	(46)	46	(46)
Net income attributable to QVC, Inc. stockholder	$882	601	29	(630)	882

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Consolidating Statements of Operations

Year ended December 31, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$6,298	1,000	2,848	(1,375)	8,771
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	3,877	157	1,744	(180)	5,598
Operating	433	265	277	(374)	601
Selling, general and administrative, including transaction related costs and stock-based compensation	1,097	40	428	(821)	744
Depreciation	67	7	81	—	155
Amortization	187	142	35	—	364
	5,661	611	2,565	(1,375)	7,462
Operating income	637	389	283	—	1,309
Other (expense) income:
Equity in losses of investee	—	—	(3)	—	(3)
Interest (expense) income, net	(215)	1	—	—	(214)
Foreign currency (loss) gain	(5)	1	(2)	—	(6)
Intercompany interest (expense) income	(12)	96	(84)	—	—
	(232)	98	(89)	—	(223)
Income before income taxes	405	487	194	—	1,086
Income tax (expense) benefit	(129)	93	(103)	—	(139)
Equity in earnings of subsidiaries, net of tax	671	47	—	(718)	—
Net income	947	627	91	(718)	947
Less net income attributable to the noncontrolling interest	(46)	—	(46)	46	(46)
Net income attributable to QVC, Inc. stockholder	$901	627	45	(672)	901

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Consolidating Statements of Operations

Year ended December 31, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$6,179	1,001	2,787	(1,285)	8,682
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	3,855	169	1,726	(210)	5,540
Operating	414	258	274	(340)	606
Selling, general and administrative, including stock-based compensation	1,116	1	346	(735)	728
Depreciation	57	7	78	—	142
Amortization	245	168	50	—	463
	5,687	603	2,474	(1,285)	7,479
Operating income	492	398	313	—	1,203
Other (expense) income:
Equity in losses of investee	—	—	(6)	—	(6)
Gains on financial instruments	2	—	—	—	2
Interest (expense) income, net	(211)	—	1	—	(210)
Foreign currency gain	17	—	21	—	38
Intercompany interest (expense) income	(2)	1	1	—	—
	(194)	1	17	—	(176)
Income before income taxes	298	399	330	—	1,027
Income tax expense	(114)	(156)	(115)	—	(385)
Equity in earnings of subsidiaries, net of tax	458	189	—	(647)	—
Net income	642	432	215	(647)	642
Less net income attributable to the noncontrolling interest	(38)	—	(38)	38	(38)
Net income attributable to QVC, Inc. stockholder	$604	432	177	(609)	604

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Consolidating Statements of Comprehensive Income

Year ended December 31, 2018
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$928	601	75	(676)	928
Foreign currency translation adjustments, net of tax	(48)	—	(48)	48	(48)
Total comprehensive income	880	601	27	(628)	880
Comprehensive income attributable to noncontrolling interest	(49)	—	(49)	49	(49)
Comprehensive income attributable to QVC, Inc. stockholder	$831	601	(22)	(579)	831

Consolidating Statements of Comprehensive Income

Year ended December 31, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$947	627	91	(718)	947
Foreign currency translation adjustments, net of tax	135	—	135	(135)	135
Total comprehensive income	1,082	627	226	(853)	1,082
Comprehensive income attributable to noncontrolling interest	(50)	—	(50)	50	(50)
Comprehensive income attributable to QVC, Inc. stockholder	$1,032	627	176	(803)	1,032

Consolidating Statements of Comprehensive Income

Year ended December 31, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$642	432	215	(647)	642
Foreign currency translation adjustments, net of tax	(83)	—	(83)	83	(83)
Total comprehensive income	559	432	132	(564)	559
Comprehensive income attributable to noncontrolling interest	(39)	—	(39)	39	(39)
Comprehensive income attributable to QVC, Inc. stockholder	$520	432	93	(525)	520

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Consolidating Statements of Cash Flows

Year ended December 31, 2018
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$461	592	103	—	1,156
Investing activities:
Capital expenditures	(121)	(19)	(88)	—	(228)
Expenditures for television distribution rights	—	(139)	(1)	—	(140)
Changes in other noncurrent assets	1	(4)	(13)	—	(16)
Other investing activities	—	(29)	—	—	(29)
Intercompany investing activities	433	(688)	—	255	—
Net cash provided by (used in) investing activities	313	(879)	(102)	255	(413)
Financing activities:
Principal payments of debt and capital lease obligations	(2,680)	(851)	(10)	—	(3,541)
Principal borrowings of debt from senior secured credit facility	2,362	388	—	—	2,750
Proceeds from issuance of senior secured notes	225	—	—	—	225
Payment of debt origination fees	(14)	—	—	—	(14)
Capital contributions received from Qurate Retail, Inc.	340	180	—	—	520
Dividends paid to Qurate Retail Inc.	(367)	—	—	—	(367)
Dividends paid to noncontrolling interest	—	—	(40)	—	(40)
Other financing activities	(10)	(8)	—	—	(18)
Net short-term intercompany debt (repayments) borrowings	(548)	498	50	—	—
Other intercompany financing activities	(11)	217	49	(255)	—
Net cash (used in) provided by financing activities	(703)	424	49	(255)	(485)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	—	2	—	2
Net increase in cash, cash equivalents and restricted cash	71	137	52	—	260
Cash, cash equivalents and restricted cash, beginning of period	7	55	228	—	290
Cash, cash equivalents and restricted cash, end of period	$78	192	280	—	550

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Consolidating Statements of Cash Flows

Year ended December 31, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$641	507	54	—	1,202
Investing activities:
Capital expenditures	(103)	(4)	(45)	—	(152)
Expenditures for television distribution rights	—	(50)	—	—	(50)
Changes in other noncurrent assets	(1)	—	—	—	(1)
Intercompany investing activities	545	(1,507)	—	962	—
Common control transaction with Qurate Retail, Inc., net of cash received	—	22	—	—	22
Net cash provided by (used in) investing activities	441	(1,539)	(45)	962	(181)
Financing activities:
Principal payments of debt and capital lease obligations	(2,268)	—	(10)	—	(2,278)
Principal borrowings of debt from senior secured credit facility	2,162	—	—	—	2,162
Dividends paid to Qurate Retail, Inc.	(866)	—	—	—	(866)
Dividends paid to noncontrolling interest	—	—	(40)	—	(40)
Other financing activities	(16)	—	—	—	(16)
Net short-term intercompany debt (repayments) borrowings	(170)	(1,267)	1,437	—	—
Other intercompany financing activities	73	2,257	(1,368)	(962)	—
Net cash (used in) provided by financing activities	(1,085)	990	19	(962)	(1,038)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	—	13	—	13
Net (decrease) increase in cash, cash equivalents and restricted cash	(3)	(42)	41	—	(4)
Cash, cash equivalents and restricted cash, beginning of period	10	97	187	—	294
Cash, cash equivalents and restricted cash, end of period	$7	55	228	—	290

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Consolidating Statements of Cash Flows

Year ended December 31, 2016
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$555	408	215	—	1,178
Investing activities:
Capital expenditures	(141)	(2)	(36)	—	(179)
Expenditures for television distribution rights	—	(38)	—	—	(38)
Other investing activities	(12)	—	9	—	(3)
Changes in other noncurrent assets	(2)	—	1	—	(1)
Intercompany investing activities	452	131	—	(583)	—
Net cash provided by (used in) investing activities	297	91	(26)	(583)	(221)
Financing activities:
Principal payments of debt and capital lease obligations	(1,727)	—	(6)	—	(1,733)
Principal borrowings of debt from senior secured credit facility	1,505	—	—	—	1,505
Payment of debt origination fees	(2)	—	—	—	(2)
Dividends paid to Qurate Retail, Inc.	(703)	—	—	—	(703)
Dividends paid to noncontrolling interest	—	—	(39)	—	(39)
Other financing activities	(9)	—	—	—	(9)
Net short-term intercompany debt borrowings (repayments)	61	(1,517)	1,456	—	—
Other intercompany financing activities	24	1,003	(1,610)	583	—
Net cash used in financing activities	(851)	(514)	(199)	583	(981)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	—	(20)	—	(20)
Net increase (decrease) in cash, cash equivalents and restricted cash	1	(15)	(30)	—	(44)
Cash, cash equivalents and restricted cash, beginning of period	9	112	217	—	338
Cash, cash equivalents and restricted cash, end of period	$10	97	187	—	294

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(21) Quarterly Financial Information (Unaudited)

	Year ended December 31, 2018
(in millions)	1st Quarter (a)	2nd Quarter (a)	3rd Quarter (a)	4th Quarter
Net revenue	$2,602	2,556	2,569	3,555
Operating income	$356	390	305	461
Net income	$212	244	181	291
Net income attributable to QVC, Inc. stockholder	$201	233	170	278

	Year ended December 31, 2017
(in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (a)
Net revenue	$1,965	1,979	2,010	2,817
Operating income	$271	306	274	458
Net income	$135	151	166	495
Net income attributable to QVC, Inc. stockholder	$124	141	154	482

(a) The 4th quarter of the year ended December 31, 2017 and the 1st, 2nd and 3rd quarters of the year ended December 31, 2018, have been retrospectively adjusted as a result of the common control transaction with Qurate Retail on December 31, 2018, in order to combine the financial results of the Company and HSN (see note 1).

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
Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
Audit Fees and All Other Fees
The following table presents fees for professional audit services rendered by KPMG LLP and its international affiliates for the audit of QVC's consolidated financial statements for 2018 and 2017 and fees billed for other services rendered by KPMG LLP:

	Year ended December 31,
	2018	2017
Audit fees (1)	$6,628,079	$4,534,252
Audit related fees (2)	—	6,589
Audit and audit related fees	6,628,079	4,540,841
Tax fees (3)	41,998	51,128
Total fees	$6,670,077	$4,591,969
(1) Audit fees include fees for the audit and quarterly reviews of QVC's 2018 and 2017 consolidated financial statements, statutory audits, and reviews of registration statements and issuance of consents.
(2) Audit related fees consist of fees billed for professional services rendered for audit-related services including consultations on proposed financial accounting and reporting-related matters.
(3) Tax fees consist of tax compliance and consultations regarding the tax implications of certain transactions.
Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor
The audit committee of Qurate Retail has adopted a policy regarding the pre-approval of all audit and permissible non-audit services provided by QVC's independent auditor. Pursuant to this policy, Qurate Retail's audit committee has approved the engagement of QVC's independent auditor to provide the following services (all of which are collectively referred to as "pre-approved services"):

•
Audit services as specified in the policy, including (i) financial audits of QVC and its subsidiaries, (ii) services associated with QVC's registration statements, periodic reports and other documents filed or issued in connection with securities offerings (including comfort letters and consents), (iii) attestations of management reports on QVC's internal controls and (iv) consultations with management as to accounting or disclosure treatment of transactions;

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

Notwithstanding the foregoing general pre-approval, if an individual project involving the provision of pre-approved services is expected to result in fees in excess of $100,000, or if individual projects under $100,000 are expected to total $500,000 during the period between the regularly scheduled meetings of Qurate Retail's audit committee, then such projects will require the specific pre-approval of Qurate Retail's audit committee. Qurate Retail's audit committee has delegated the authority for the foregoing approvals to the chairman of the audit committee, subject to his subsequent disclosure to the entire audit committee of the granting of any such approval. M. Ian G. Gilchrist currently serves as the chairman of Qurate Retail's audit committee. In addition, the independent auditor is required to provide a report at each regularly scheduled audit committee meeting on all pre-approved services incurred during the preceding quarter. Any engagement of QVC's independent auditor for services other than the pre-approved services requires the specific approval of Qurate Retail's audit committee.
Qurate Retail's pre-approval policy prohibits the engagement of QVC's independent auditor to provide any services that are subject to the prohibition imposed by Section 201 of the Sarbanes-Oxley Act.
All services provided by QVC's independent auditor during 2018 were approved in accordance with the terms of the policy.

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

4.6
Fourth Amended and Restated Credit Agreement, dated as of December 31, 2018, among QVC, Inc. and zulily, llc, as Borrowers, JPMorgan Chase Bank, N.A., as Lead Arranger, Lead Bookrunner and Administrative Agent and the parties named therein as Lenders, Co-Bookrunners, Co-Syndication Agents and Co-Documentation Agents (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38654) as filed on January 4, 2019).

4.7
Indenture, dated September 13, 2018, by and among QVC, Inc., Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A (File No. 001-38654), as filed on September 13, 2018 (the “Form 8-A”)).

4.8
First Supplemental Indenture, dated September 13, 2018, by and among QVC, Inc., Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-A).

4.9	Form of 6.375% Senior Secured Notes due 2067 (incorporated by reference to Exhibit 4.3 to the Form 8-A).
10 - Material Contracts:

10.1	Forms of Indemnification Agreements between QVC, Inc. and executive officers (incorporated by reference to Exhibit 10.16 to the 2012 S-4).
21 - Subsidiaries:*

21.1	Subsidiaries of the Registrant*
23 - Consents:*

23.1	Consent of KPMG LLP*
31 - Certification Letters:*

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32 - Section 1350 Certification Letter:**

32.1	Section 1350 Certification**

101 - XBRL:*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*
*Filed herewith.
**Furnished herewith.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QVC, Inc.

Date: February 28, 2019	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2019	By:/s/ JEFFREY A. DAVIS
Jeffrey A. Davis
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: February 28, 2019	By:/s/ JEFFREY A. DAVIS
Jeffrey A. Davis
Chief Financial Officer of Qurate Retail Group, Inc., as Stockholder-Director of QVC, Inc.

Date: February 28, 2019	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2019	By:/s/ JEFFREY A. DAVIS
Jeffrey A. Davis
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

IV-4