Form 10-Q
period 2019-03-31
QVC INC
filed 2019-05-10
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 000-55409
QVC, Inc.
(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	23-2414041 (I.R.S. Employer Identification Number)

1200 Wilson Drive West Chester, Pennsylvania (Address of principal executive offices)	19380 (Zip Code)
Registrant's telephone number, including area code: (484) 701-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
6.375% Senior Secured Notes due 2067	QVCD	New York Stock Exchange
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

QVC, Inc.
2019 QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(in millions, except share amounts)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$439	543
Restricted cash	7	7
Accounts receivable, less allowance for doubtful accounts of $113 at March 31, 2019 and $112 at December 31, 2018	1,419	1,787
Inventories	1,355	1,280
Prepaid expenses and other current assets	142	216
Total current assets	3,362	3,833
Property and equipment, net of accumulated depreciation of $1,312 at March 31, 2019 and $1,281 at December 31, 2018	1,153	1,165
Operating lease right-of-use asset	157	—
Television distribution rights, net	212	140
Goodwill	5,968	5,972
Other intangible assets, net	3,665	3,666
Other noncurrent assets	87	80
Total assets	$14,604	14,856
Liabilities and equity
Current liabilities:
Current portion of debt and finance lease obligations	$420	421
Accounts payable-trade	789	1,008
Accrued liabilities	928	1,026
Total current liabilities	2,137	2,455
Long-term portion of debt and finance lease obligations	4,799	4,699
Deferred income taxes	699	700
Other long-term liabilities	330	173
Total liabilities	7,965	8,027
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	9,129	9,123
Accumulated deficit	(2,447)	(2,269)
Accumulated other comprehensive loss	(150)	(144)
Total QVC, Inc. stockholder's equity	6,532	6,710
Noncontrolling interest	107	119
Total equity	6,639	6,829
Total liabilities and equity	$14,604	14,856

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
(in millions)	2019	2018
Net revenue	$2,501	2,602
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,610	1,656
Operating	177	213
Selling, general and administrative, including transaction related costs and stock-based compensation	270	277
Depreciation	46	44
Amortization	72	56
	2,175	2,246
Operating income	326	356
Other (expense) income:
Equity in income of investee	—	1
(Losses) gains on financial instruments	(2)	1
Interest expense, net	(61)	(65)
Foreign currency loss	(3)	(1)
	(66)	(64)
Income before income taxes	260	292
Income tax expense	(74)	(80)
Net income	186	212
Less net income attributable to the noncontrolling interest	(10)	(11)
Net income attributable to QVC, Inc. stockholder	$176	201

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
(in millions)	2019	2018
Net income	$186	212
Foreign currency translation adjustments, net of tax	(6)	70
Total comprehensive income	180	282
Comprehensive income attributable to noncontrolling interest	(10)	(18)
Comprehensive income attributable to QVC, Inc. stockholder	$170	264

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
(in millions)	2019	2018
Operating activities:
Net income	$186	212
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of investee	—	(1)
Deferred income taxes	(1)	8
Foreign currency loss	3	1
Depreciation	46	44
Amortization	72	56
Change in fair value of financial instruments and noncash interest	4	2
Stock-based compensation	9	12
Change in other long-term liabilities	(3)	1
Effects of changes in working capital items	(49)	9
Net cash provided by operating activities	267	344
Investing activities:
Capital expenditures	(54)	(38)
Expenditures for television distribution rights	(52)	(20)
Changes in other noncurrent assets	(10)	—
Other investing activities	29	(25)
Net cash used in investing activities	(87)	(83)
Financing activities:
Principal payments of debt and finance lease obligations	(563)	(1,037)
Principal borrowings of debt from senior secured credit facility	663	982
Capital contribution received from Qurate Retail, Inc.	—	140
Dividends paid to Qurate Retail, Inc.	(354)	(233)
Dividends paid to noncontrolling interest	(22)	(23)
Other financing activities	(4)	(14)
Net cash used in financing activities	(280)	(185)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(4)	13
Net (decrease) increase in cash, cash equivalents and restricted cash	(104)	89
Cash, cash equivalents and restricted cash, beginning of period	550	290
Cash, cash equivalents and restricted cash, end of period	$446	379
Effects of changes in working capital items:
Decrease in accounts receivable	$369	445
Increase in inventories	(74)	(88)
(Decrease) increase in prepaid expenses and other current assets	37	(103)
Decrease in accounts payable-trade	(222)	(153)
Decrease in accrued liabilities and other	(159)	(92)
Effects of changes in working capital items	$(49)	9

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2017	1	$—	8,576	(2,797)	(93)	110	5,796
Adjustments due to new accounting pronouncements	—	—	—	13	—	—	13
Net income	—	—	—	201	—	11	212
Foreign currency translation adjustments, net of tax	—	—	—	—	63	7	70
Capital contribution paid from Qurate Retail, Inc.	—	—	140	—	—	—	140
Dividends paid to Qurate Retail, Inc. and noncontrolling interest and other	—	—	—	(233)	—	(23)	(256)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(2)	—	—	(2)
Withholding taxes on net share settlements of stock-based compensation	—	—	(15)	—	—	—	(15)
Stock-based compensation	—	—	12	—	—	—	12
Balance, March 31, 2018	1	$—	8,713	(2,818)	(30)	105	5,970

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2018	1	$—	9,123	(2,269)	(144)	119	6,829
Net income	—	—	—	176	—	10	186
Foreign currency translation adjustments, net of tax	—	—	—	—	(6)	—	(6)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest and other	—	—	—	(354)	—	(22)	(376)
Withholding taxes on net share settlements of stock-based compensation	—	—	(3)	—	—	—	(3)
Stock-based compensation	—	—	9	—	—	—	9
Balance, March 31, 2019	1	$—	9,129	(2,447)	(150)	107	6,639

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
In the United States ("U.S."), QVC's televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full-time basis, including QVC, QVC2, HSN and HSN2. During the three months ended March 31, 2019, the Company transitioned its Beauty iQ channel to QVC 3. The Company's U.S. programming is also available on QVC.com and HSN.com, QVC's U.S. websites; mobile applications via streaming video; over-the-air broadcasters; and over-the-top content platforms (Roku, Apple TV, Amazon Fire, Facebook, etc.).
QVC's digital platforms enable consumers to purchase goods offered on our broadcast programming, along with a wide assortment of products that are available only on QVC.com and HSN.com. QVC.com, HSN.com and our other digital platforms (including our mobile applications, social pages and others) are natural extensions of our business model, allowing customers to engage in our shopping experience wherever they are, with live or on-demand content customized to the device they are using. In addition to offering video content, QVC.com and HSN.com allows shoppers to browse, research, compare and perform targeted searches for products, read customer reviews, control the order-entry process and conveniently access their account.
Internationally, QVC's televised shopping programs, including live and recorded content, are distributed to households outside of the U.S., primarily in Germany, Austria, Japan, the United Kingdom ("U.K."), the Republic of Ireland and Italy. In some of the countries where QVC operates, QVC's televised shopping programs are broadcast across multiple QVC channels: QVC Style and QVC2 in Germany and QVC Beauty, QVC Extra and QVC Style in the U.K. Similar to the U.S., our international businesses also engage customers via websites, mobile applications, and social pages. QVC's international business employs product sourcing teams who select products tailored to the interests of each local market.
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the three months ended March 31, 2019 and 2018, QVC-Japan paid dividends to Mitsui of $22 million and $23 million, respectively.
The Company also has a joint venture with CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR''). The Company owns a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS operates a retail business in China through a shopping television channel with an associated website. This joint venture is accounted for as an equity method investment recorded as equity in income of investee in the condensed consolidated statements of operations.
The Company is an indirect wholly-owned subsidiary of Qurate Retail, Inc. ("Qurate Retail") (formerly Liberty Interactive Corporation) (Nasdaq: QRTEA and QRTEB), which owns interests in a broad range of digital commerce businesses, including Qurate Retail's other wholly-owned subsidiaries Zulily, LLC ("Zulily"), HSN, Inc. ("HSN") prior to the transfer of ownership of HSN to QVC (described below), Cornerstone Brands, Inc. (former subsidiary of HSN prior to the transfer of ownership to QVC, "CBI") and other minority investments. QVC is part of the Qurate Retail Group ("QRG"), formerly QVC Group, a portfolio of brands including QVC, HSN, Zulily and CBI. On March 9, 2018, Qurate Retail, GCI Liberty, Inc. ("GCI Liberty") (formerly General Communication, Inc.), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Qurate Retail completed the previously announced transactions whereby Qurate Retail acquired GCI Liberty through a reorganization in which certain assets and liabilities attributed to Qurate Retail’s Ventures Group were contributed to GCI Liberty in exchange for a controlling interest in GCI Liberty. Qurate Retail then effected a tax-free separation of its controlling interest in the combined company. Qurate Retail's QVC Group common stock became the only outstanding common stock of Qurate Retail.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

On October 1, 2015, Qurate Retail acquired all of the outstanding shares of Zulily (now known as Zulily, LLC). Zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. Zulily is not part of the results of operations or financial position of QVC presented in these condensed consolidated financial statements. During each of the three months ended March 31, 2019 and 2018, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. QVC allocated expenses of $2 million and $1 million to Zulily for the three months ended March 31, 2019 and 2018, respectively. Zulily allocated expenses of $2 million to QVC for each of the three months ended March 31, 2019 and 2018.
On December 31, 2018, QVC amended and restated its senior secured credit facility (the "Fourth Amended and Restated Credit Agreement") increasing the revolving credit facility from $2.65 billion to $3.65 billion as explained further in note 6. The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or Zulily. Under the terms of the Fourth Amended and Restated Credit Agreement, QVC and Zulily are jointly and severally liable for all amounts borrowed on the $400 million tranche. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of Zulily. As of March 31, 2019, there was $148 million borrowed by Zulily on the $400 million tranche of the Fourth Amended and Restated Credit Agreement, none of which the Company expects to repay on behalf of Zulily.
On December 29, 2017, Qurate Retail completed the acquisition of the remaining 62% ownership interest of HSN that it did not already own in an all-stock transaction. On December 31, 2018, Qurate Retail transferred its 100% ownership interest in HSN to QVC through a transaction among entities under common control. As a result of the transaction, the assets and liabilities of HSN (excluding its ownership interest in CBI) were transferred from Qurate Retail at Qurate Retail's historical cost to QVC through an equity contribution. CBI remained a subsidiary of Qurate Retail outside of the QVC structure. Beginning January 1, 2019, the Company's U.S. operations and HSN were combined to form the "QxH" reportable operating segment (see note 12). As a result of the common control transaction with Qurate Retail, the Company retrospectively adjusted certain balances within the consolidated financial statements for the three months ended March 31, 2018, in order to combine the financial results of the Company and HSN since Qurate Retail's acquisition of HSN on December 29, 2017. All periods presented are prepared on a combined basis and are referred to as the condensed consolidated financial statements herein. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.
QVC engages with CBI, which is a wholly owned subsidiary of Qurate Retail and prior to the common control transaction between QVC and Qurate Retail, included as part of HSN. CBI is not part of the results of operations or financial position of QVC presented in these consolidated financial statements. During the three months ended March 31, 2019, QVC and CBI engaged in multiple transactions relating to sourcing of merchandise, personnel and business advisory services. QVC allocated expenses of $5 million and $16 million to CBI for the three months ended March 31, 2019 and 2018, respectively. CBI allocated expenses of $1 million and $6 million to QVC for the three months ended March 31, 2019 and 2018, respectively. CBI also repaid a $29 million note receivable to QVC during the three months ended March 31, 2019.
On October 2018, QRG announced a series of initiatives designed to better position its QxH businesses (“QRG Initiatives”). As part of the QRG Initiatives, QVC will close its fulfillment centers in Lancaster, Pennsylvania and Roanoke, Virginia and has entered into an agreement to lease a new fulfillment center in Bethlehem, Pennsylvania, commencing in 2019 (see note 7).
In the fourth quarter of 2018, QVC announced the potential closure of its operations in France. The formal announcement to execute the closure was made in March 2019 and broadcasting for QVC in France was subsequently terminated on March 13, 2019.
The condensed consolidated financial statements include the accounts of QVC, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The accompanying (a) condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in QVC's Annual Report on Form 10-K for the year ended December 31, 2018.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates include, but are not limited to, sales returns, uncollectible receivables, inventory obsolescence, internally-developed software, valuation of acquired intangible assets and goodwill and income taxes.
Adoption of new accounting pronouncements
In February 2016 and subsequently, the FASB issued new guidance which revises the accounting related to lessee accounting ("ASC 842"). Under the new guidance, lessees are required to recognize a lease liability and a right-of-use asset for most operating leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The Company adopted ASC 842 on January 1, 2019 utilizing the modified retrospective transition approach and did not restate comparative periods. The Company elected the package of practical expedients permitted under the transition guidance, which allows it to carry forward its historical lease classification, its determination regarding whether a contract contains a lease and any initial indirect costs that had existed prior to the adoption of this new standard. The Company also elected to combine both lease and non-lease components and elected for all short leases with a term of less than 12 months to not record a related operating lease right-of-use asset and operating lease liability on the consolidated balance sheet. The Company recognized $92 million of operating lease right-of-use assets, $18 million in short-term operating lease liabilities and $87 million of long-term operating lease liabilities on the consolidated balance sheet upon adoption of the new standard. The operating lease liabilities were determined based on the present value of the remaining minimum rental payments and the operating lease right-of-use asset was determined based on the value of the lease liabilities, adjusted for deferred rent balances of $13 million, which were previously included in accrued liabilities and other long-term liabilities.
Accounting pronouncements issued but not adopted
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), which addresses the effect of the change in the U.S. federal corporate tax rate due to the enactment of the December 22, 2017 Tax Cuts and Jobs Act on items within accumulated other comprehensive income (loss). The Company has elected not to adopt this guidance as there would have been no significant effect of the standard on its consolidated financial statements.

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(2) Television Distribution Rights, Net
Television distribution rights consisted of the following:

(in millions)	March 31, 2019	December 31, 2018
Television distribution rights	$784	723
Less accumulated amortization	(572)	(583)
Television distribution rights, net	$212	140
The Company recorded amortization expense of $34 million and $16 million for the three months ended March 31, 2019 and 2018, respectively, related to television distribution rights.
As of March 31, 2019, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2019	$91
2020	106
2021	12
2022	3
2023	—
(3) Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2019 were as follows:

(in millions)	QxH	QVC-International	Total
Balance as of December 31, 2018	$5,112	860	5,972
Exchange rate fluctuations	—	(4)	(4)
Balance as of March 31, 2019	$5,112	856	5,968
(4) Other Intangible Assets, Net
Other intangible assets consisted of the following:

	March 31, 2019			December 31, 2018
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$907	(644)	263	890	(640)	250
Affiliate and customer relationships	2,830	(2,462)	368	2,831	(2,450)	381
Debt origination fees	10	(1)	9	10	—	10
Trademarks (indefinite life)	3,025	—	3,025	3,025	—	3,025
	$6,772	(3,107)	3,665	6,756	(3,090)	3,666
The Company recorded amortization expense of $38 million and $40 million for the three months ended March 31, 2019 and 2018, respectively, related to other intangible assets.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

As of March 31, 2019, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2019	$116
2020	127
2021	103
2022	72
2023	67
(5) Accrued Liabilities
Accrued liabilities consisted of the following:

(in millions)	March 31, 2019	December 31, 2018
Accounts payable non-trade	$257	314
Allowance for sales returns	160	242
Accrued compensation and benefits	139	146
Income taxes	91	37
Accrued cable distribution fees	73	39
Sales and other taxes	62	101
Accrued interest	38	58
Deferred revenue	24	24
Other	84	65
	$928	1,026
(6) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following:

(in millions)	March 31, 2019	December 31, 2018
3.125% Senior Secured Notes due 2019, net of original issue discount	$399	399
5.125% Senior Secured Notes due 2022	500	500
4.375% Senior Secured Notes due 2023, net of original issue discount	750	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	600
4.45% Senior Secured Notes due 2025, net of original issue discount	599	599
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
6.375% Senior Secured Notes due 2067	225	225
Senior secured credit facility	1,290	1,185
Finance lease obligations	182	188
Less debt issuance costs, net	(25)	(25)
Total debt and finance lease obligations	5,219	5,120
Less current portion	(420)	(421)
Long-term portion of debt and finance lease obligations	$4,799	4,699

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and certain of its subsidiaries and have equal priority to the senior secured credit facility. With exception of the notes in the following paragraph, the interest on QVC's senior secured notes is payable semi-annually. As of March 31, 2019, the 3.125% senior secured notes due 2019 are classified within current portion of long term debt as they mature in less than one year from March 31, 2019 and were subsequently repaid in April 2019.
In September 2018, QVC completed a registered debt offering for $225 million of 6.375% Senior Secured Notes due 2067 (the "2067 Notes") at par. The proceeds were used to partially repay existing indebtedness under QVC's senior secured credit facility and for general corporate purposes. The costs to complete the financing were deferred and are being amortized to interest expense over the term of the 2067 Notes. Interest on the 2067 Notes will be paid quarterly in March, June, September and December. QVC has the option to call the 2067 Notes after 5 years at par value.
Senior Secured Credit Facility
On December 31, 2018, QVC entered into the Fourth Amended and Restated Credit Agreement with Zulily as borrowers (collectively, the “Borrowers”) which is a multi-currency facility that provides for a $3.65 billion revolving credit facility with a $450 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by the Company or Zulily with an additional $50 million sub-limit for standby letters of credit (see note 1). The remaining $3.25 billion and any incremental loans may be borrowed only by the Company. Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.75% depending on the Borrowers’ combined ratio of Consolidated Total Debt to Consolidated EBITDA (the “Combined Consolidated Leverage Ratio”). Borrowings that are London Interbank Offered Rate ("LIBOR") loans will bear interest at a per annum rate equal to the applicable LIBOR rate plus a margin that varies between 1.25% and 1.75% depending on the Borrowers’ Combined Consolidated Leverage Ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if Zulily ceases to be controlled by Qurate Retail, all of its loans must be repaid and its letters of credit cash collateralized. The facility matures on December 31, 2023. Payment of loans may be accelerated following certain customary events of default.
QVC had $2,190 million available under the terms of the Fourth Amended and Restated Credit Agreement as of March 31, 2019, including the portion available under the $400 million tranche that Zulily may also borrow on. The interest rate on the Fourth Amended and Restated Credit Agreement was 3.9% as of March 31, 2019.
The payment and performance of the Borrowers’ obligations under the Fourth Amended and Restated Credit Agreement are guaranteed by each of QVC’s Material Domestic Subsidiaries (as defined in the Fourth Amended and Restated Credit Agreement). Further, the borrowings under the Fourth Amended and Restated Credit Agreement are secured, pari passu with QVC’s existing notes, by a pledge of all of QVC’s equity interests. The payment and performance of the Borrowers’ obligations with respect to the $400 million tranche available to both QVC and Zulily are also guaranteed by each of Zulily’s Material Domestic Subsidiaries (as defined in the Fourth Amended and Restated Credit Agreement), if any, and are secured by a pledge of all of Zulily’s equity interests.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Interest Rate Swap Arrangements
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in (losses) gains on financial instruments in the accompanying condensed consolidated statements of operations. As of March 31, 2019, the fair value of the swap instrument was in a net asset position of approximately $1 million which was included in prepaid expenses and other current assets.
As of December 31, 2017, HSN had an outstanding interest rate swap that effectively converted $250 million of its variable rate bank credit facility to a fixed rate of 1.05% with a maturity date in January 2020. The Company accounted for the interest rate swap at fair value with changes recorded through (losses) gains on financial instruments in the consolidated statements of operations. On December 31, 2018, the interest rate swap was terminated as a result of the termination of the HSN Credit Agreement. Subsequently, QVC entered into a thirteen month interest rate swap arrangement with the same terms. The new swap instrument does not qualify as a cash flow hedge and the fair value of the swap instrument was in a net asset position of approximately $2 million as of March 31, 2019, which was included in prepaid expenses and other current assets.

Other Debt Related Information
QVC was in compliance with all of its debt covenants as of March 31, 2019.
The weighted average interest rate applicable to all of the outstanding debt (excluding finance leases) prior to amortization of bond discounts and related debt issuance costs was 4.6% as of March 31, 2019.
(7) Leases
The Company has finance lease agreements with transponder and transmitter network suppliers to transmit its signals in the U.S., Germany and France. The Company is also party to a finance lease agreement for data processing hardware and a warehouse.
QVC also leases data processing equipment, facilities, office space and land. These leases are classified as operating leases. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future lease payments using our incremental borrowing rate. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Our leases have remaining lease terms of less than 1 year to 15 years, some of which may include the option to extend or terminate the leases.
The components of lease cost for the three months ended March 31, 2019 were as follows:

Three months ended
(in millions)	March 31, 2019
Finance lease cost
Depreciation of leased assets	$5
Interest on lease liabilities	2
Total finance lease cost	7
Operating lease cost	6
Total lease cost	$13
For the three months ended March 31, 2018, the Company recorded depreciation expense on finance leases (previously referred to as capital leases) of $4 million and recorded operating lease expenses of $9 million.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The remaining weighted-average lease term and the weighted-average discount rate were as follows:

March 31, 2019
Weighted-average remaining lease term (years):
Finance leases	9.5
Operating leases	12.2
Weighted-average discount rate:
Finance leases	4.9%
Operating leases	6.1%
Supplemental balance sheet information related to leases was as follows:

(in millions)	March 31, 2019
Operating Leases:
Operating lease right-of-use assets	$157
Accrued liabilities	$18
Other long-term liabilities	153
Total operating lease liabilities	$171
Finance Leases:
Property and equipment	$280
Accumulated depreciation	(125)
Property and equipment	$155
Current portion of debt and finance lease obligations	$20
Long-term portion of debt and finance lease obligations	162
Total finance lease liabilities	$182
Supplemental cash flow information related to leases was as follows:

Three months ended
(in millions)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$6
Operating cash flows from finance leases	2
Financing cash flows from finance leases	5
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	68
Finance leases	$—

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Future payments under noncancelable operating leases and finance leases with initial terms of one year or more as of March 31, 2019 consisted of the following:

(in millions)	Finance Leases	Operating leases	Total leases
Remainder of 2019	$22	21	43
2020	26	27	53
2021	25	20	45
2022	24	19	43
2023	22	17	39
Thereafter	116	156	272
Total lease payments	235	260	495
Less: imputed interest	(53)	(89)	(142)
Total lease liabilities	$182	171	353
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
In August 2018, QVC exercised the right to purchase the Premises and related land from the landlord by entering into an amended and restated agreement ("New Lease"). QVC made an initial payment of $10 million and will make annual payments of $12 million over a term of 13 years. The Company classifies the New Lease within finance lease obligations and lease payments are attributed to: (1) a reduction of the principal obligation and (2) imputed interest expense. In connection with the New Lease, QVC capitalized the related land at fair market value while the building asset is currently being depreciated over its estimated useful life of 20 years.
On October 5, 2018, QVC entered into a lease (“ECDC Lease”) for an East Coast distribution center. The 1.7 million square foot rental building is located in Bethlehem, Pennsylvania and will be leased to QVC for an initial term of 15 years. QVC obtained access to a portion of the ECDC Lease during March 2019 and recorded a right of use asset of $68 million and an operating lease liability of $69 million. The Company expects the remaining portion of the lease to commence during the third quarter of 2019. Under the ECDC Lease, QVC is required to pay an initial base rent of approximately $10 million per year, which are expected to begin in the fourth quarter of 2019 and increasing to approximately $14 million per year, as well as all real estate taxes and other building operating costs. QVC also has the option to extend the term of the ECDC Lease for up to two consecutive terms of 5 years each and one final term of 4 years.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(8) Revenue

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended March 31, 2019			Three months ended March 31, 2018
(in millions)	QxH	QVC-International	Total	QxH	QVC-International	Total
Home	$679	247	926	726	260	986
Apparel	326	112	438	325	119	444
Beauty	292	143	435	306	144	450
Accessories	220	62	282	219	67	286
Electronics	181	25	206	172	26	198
Jewelry	112	52	164	132	55	187
Other revenue	47	3	50	46	5	51
Total net revenue	$1,857	644	2,501	1,926	676	2,602

Consumer Product Revenue and Other Revenue

QVC's revenue includes sales of consumer products in the following categories; home, apparel, beauty, accessories, electronics and jewelry, which are primarily sold through live merchandise-focused televised shopping programs and via our websites and other interactive media.

Other revenue consists primarily of income generated from our Private Label Credit Card ("PLCC") in which a large consumer financial services company provides revolving credit directly to QVC's customers for the sole purpose of purchasing merchandise or services with a PLCC. In return, the Company receives a portion of the net economics of the credit card program.

Revenue Recognition

For the three months ended March 31, 2019 and 2018, revenue is recognized when obligations with our customer are satisfied; generally this occurs at the time of shipment to our customers consistent with when control of the shipped product passes. The recognized revenue reflects the consideration we expect to receive in exchange for transferring goods, net of allowances for returns.

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

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
For the three months ended March 31, 2019 and 2018, the Company recorded a tax provision of $74 million and $80 million, respectively, which represented an effective tax rate of 28.5% and 27.4%, respectively. The 2019 rate differs from the U.S. federal income tax rate of 21% due primarily to state and foreign tax expenses and valuation allowances established for foreign net operating losses and excess U.S. foreign tax credits.
The Company participates in a consolidated federal return filing with Qurate Retail. As of March 31, 2019, the Company's tax years through 2014 are closed for federal income tax purposes, and the IRS has completed its examination of the Company's 2015, 2016, and 2017 tax years. The Company's 2018 and 2019 tax years are being examined currently as part of the Qurate Retail consolidated return under the IRS's Compliance Assurance Process program. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of March 31, 2019, the Company was under examination in the states of Pennsylvania and Wisconsin and certain of the Company's subsidiaries were under examination in Germany.
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
The amounts of the tax-related balances due to Qurate Retail as of March 31, 2019 and December 31, 2018 were $72 million and $26 million, respectively, and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.
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
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at March 31, 2019 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$180	180	—	—
Interest rate swap arrangements (note 6)	3	—	3	—
Debt (note 6)	5,092	220	4,872	—

		Fair value measurements at December 31, 2018 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$267	267	—	—
Interest rate swap arrangements (note 6)	5	—	5	—
Debt (note 6)	4,758	189	4,569	—
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
(unaudited)

(12) Information about QVC's Operating Segments
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
QVC's chief operating decision maker ("CODM") is QVC's Chief Executive Officer. QVC's CODM has ultimate responsibility for enterprise decisions. QVC's CODM determines, in particular, resource allocation for, and monitors performance of, the consolidated enterprise. The segment managers have responsibility for operating decisions, allocating resources and assessing performance within their respective segments. QVC's CODM relies on internal management reporting that analyzes enterprise results and segment results to the Adjusted OIBDA level (see below).
During the first quarter of 2019, the Company changed its reportable operating segments to combine QVC-U.S. and HSN into one reportable segment called QxH and presented prior period information to conform with this change. As a result of the QRG Initiatives and additional synergies between QVC-U.S. and HSN, the CODM began reviewing the QVC-U.S. and HSN information as one business unit during the first quarter.
For the three months ended March 31, 2019, QVC has identified QxH and QVC-International as its two reportable segments. Both operating segments are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the Internet and mobile applications in certain markets.
Performance measures

	Three months ended March 31,
	2019		2018
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QxH	$1,857	352	1,926	369
QVC-International	644	101	676	107
Consolidated QVC	$2,501	453	2,602	476
Other information

	Three months ended March 31,
	2019		2018
(in millions)	Depreciation	Amortization	Depreciation	Amortization
QxH	$28	69	29	53
QVC-International	18	3	15	3
Consolidated QVC	$46	72	44	56

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

	March 31, 2019
(in millions)	Total assets	Capital expenditures	Property and equipment, net
QxH	$12,443	47	717
QVC-International	2,161	7	436
Consolidated QVC	$14,604	54	1,153
The following table provides a reconciliation of Adjusted OIBDA to income before income taxes:

	Three months ended March 31,
(in millions)	2019	2018
Adjusted OIBDA	$453	476
Transaction related costs	—	(8)
Stock-based compensation	(9)	(12)
Depreciation and amortization	(118)	(100)
Equity in income of investee	—	1
(Losses) gains on financial instruments	(2)	1
Interest expense, net	(61)	(65)
Foreign currency loss	(3)	(1)
Income before income taxes	$260	292
(13) Other Comprehensive Income
The change in the component of accumulated other comprehensive loss, net of taxes ("AOCL"), is summarized as follows:

(in millions)	Foreign currency translation adjustments	AOCL
Balance at January 1, 2019	$(144)	(144)
Other comprehensive income attributable to QVC, Inc. stockholder	(6)	(6)
Balance at March 31, 2019	(150)	(150)

Balance at January 1, 2018	$(93)	(93)
Other comprehensive income attributable to QVC, Inc. stockholder	63	63
Balance at March 31, 2018	(30)	(30)
The component of other comprehensive income is reflected in QVC's condensed consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive income:

(in millions)	Before-tax amount	Tax expense	Net-of-tax amount
Three months ended March 31, 2019
Foreign currency translation adjustments	$(6)	—	(6)
Other comprehensive income	(6)	—	(6)

Three months ended March 31, 2018
Foreign currency translation adjustments	$71	(1)	70
Other comprehensive income	71	(1)	70

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
In connection with the Fourth Amended and Restated Credit Agreement (refer to Note 6) on December 31, 2018, the following subsidiaries became part of the combined subsidiary guarantors: QVC Deutschland GP, Inc.; HSN, Inc.; HSNi, LLC; HSN Holding LLC; AST Sub, Inc.; Home Shopping Network En Espanol, L.P.; Home Shopping Network En Espanol, L.L.C; H.O.T. Networks Holdings (Delaware) LLC; HSN of Nevada LLC; Ingenious Designs LLC; NLG Merger Corp.; Ventana Television, Inc. and Ventana Television Holdings, Inc. The Company has shown all of the subsidiaries of our HSN segment as combined subsidiary guarantors as of December 29, 2017, the date in which HSN became a subsidiary of QVC through a common control transaction with Qurate Retail.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Balance Sheets

March 31, 2019
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$15	147	277	—	439
Restricted cash	5	—	2	—	7
Accounts receivable, net	929	221	269	—	1,419
Inventories	759	312	284	—	1,355
Prepaid expenses and other current assets	68	25	49	—	142
Total current assets	1,776	705	881	—	3,362
Property and equipment, net	273	214	666	—	1,153
Operating lease right-of-use asset	2	15	140	—	157
Television distribution rights, net	—	211	1	—	212
Goodwill	4,190	922	856	—	5,968
Other intangible assets, net	538	3,103	24	—	3,665
Other noncurrent assets	11	19	57	—	87
Investments in subsidiaries	5,565	922	—	(6,487)	—
Total assets	$12,355	6,111	2,625	(6,487)	14,604
Liabilities and equity
Current liabilities:
Current portion of debt and finance lease obligations	$403	1	16	—	420
Accounts payable-trade	372	162	255	—	789
Accrued liabilities	150	444	334	—	928
Intercompany accounts payable (receivable)	55	(1,177)	1,122	—	—
Total current liabilities	980	(570)	1,727	—	2,137
Long-term portion of debt and finance lease obligations	4,646	6	147	—	4,799
Deferred income taxes	68	690	(59)	—	699
Other long-term liabilities	129	52	149	—	330
Total liabilities	5,823	178	1,964	—	7,965
Equity:
QVC, Inc. stockholder's equity	6,532	5,933	554	(6,487)	6,532
Noncontrolling interest	—	—	107	—	107
Total equity	6,532	5,933	661	(6,487)	6,639
Total liabilities and equity	$12,355	6,111	2,625	(6,487)	14,604

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Three months ended March 31, 2019
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,387	713	697	(296)	2,501
Operating costs and expenses
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	845	373	429	(37)	1,610
Operating	103	94	70	(90)	177
Selling, general and administrative, including transaction related costs and stock-based compensation	273	54	112	(169)	270
Depreciation	16	9	21	—	46
Amortization	19	50	3	—	72
	1,256	580	635	(296)	2,175
Operating income	131	133	62	—	326
Other (expense) income:
Losses on financial instruments	(2)	—	—	—	(2)
Interest (expense) income, net	(61)	2	(2)	—	(61)
Foreign currency loss	(2)	—	(1)	—	(3)
Intercompany interest income (expense)	8	8	(16)	—	—
	(57)	10	(19)	—	(66)
Income before income taxes	74	143	43	—	260
Income tax expense	(26)	(25)	(23)	—	(74)
Equity in earnings of subsidiaries, net of tax	138	5	—	(143)	—
Net income	186	123	20	(143)	186
Less net income attributable to the noncontrolling interest	(10)	—	(10)	10	(10)
Net income attributable to QVC, Inc. stockholder	$176	123	10	(133)	176

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Three months ended March 31, 2018
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,455	732	728	(313)	2,602
Operating costs and expenses
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	878	371	447	(40)	1,656
Operating	102	126	74	(89)	213
Selling, general and administrative, including transaction related costs and stock-based compensation	279	69	113	(184)	277
Depreciation	16	9	19	—	44
Amortization	20	33	3	—	56
	1,295	608	656	(313)	2,246
Operating income	160	124	72	—	356
Other (expense) income:
Equity in losses of investee	—	—	1	—	1
Interest expense, net	(57)	(8)	—	—	(65)
Gains on financial instruments	—	1	—	—	1
Foreign currency (loss) gain	(4)	—	3	—	(1)
Intercompany interest (expense) income	(7)	38	(31)	—	—
	(68)	31	(27)	—	(64)
Income before income taxes	92	155	45	—	292
Income tax expense	(22)	(35)	(23)	—	(80)
Equity in earnings of subsidiaries, net of tax	142	25	—	(167)	—
Net income	212	145	22	(167)	212
Less net income attributable to the noncontrolling interest	(11)	—	(11)	11	(11)
Net income attributable to QVC, Inc. stockholder	$201	145	11	(156)	201

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

Three months ended March 31, 2019
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$186	123	20	(143)	186
Foreign currency translation adjustments	(6)	—	(6)	6	(6)
Total comprehensive income	180	123	14	(137)	180
Comprehensive income attributable to noncontrolling interest	(10)	—	(10)	10	(10)
Comprehensive income attributable to QVC, Inc. stockholder	$170	123	4	(127)	170
Condensed Consolidating Statements of Comprehensive Income

Three months ended March 31, 2018
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$212	145	22	(167)	212
Foreign currency translation adjustments	70	—	70	(70)	70
Total comprehensive income	282	145	92	(237)	282
Comprehensive income attributable to noncontrolling interest	(18)	—	(18)	18	(18)
Comprehensive income attributable to QVC, Inc. stockholder	$264	145	74	(219)	264

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Cash Flows

Three months ended March 31, 2019
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash (used in) provided by operating activities	$(1)	233	35	—	267
Investing activities:
Capital expenditures	(24)	(10)	(20)	—	(54)
Expenditures for television distribution rights	—	(52)	—	—	(52)
Changes in other noncurrent assets	(8)	1	(3)	—	(10)
Other investing activities	—	29	—	—	29
Intercompany investing activities	82	(333)	—	251	—
Net cash provided by (used in) investing activities	50	(365)	(23)	251	(87)
Financing activities:
Principal payments of debt and finance lease obligations	(560)	—	(3)	—	(563)
Principal borrowings of debt from senior secured credit facility	663	—	—	—	663
Dividends paid to Qurate Retail, Inc.	(354)	—	—	—	(354)
Dividends paid to noncontrolling interest	—	—	(22)	—	(22)
Other financing activities	(4)	—	—	—	(4)
Net short-term intercompany debt borrowings (repayments)	150	(162)	12	—	—
Other intercompany financing activities	(2)	249	4	(251)	—
Net cash (used in) provided by financing activities	(107)	87	(9)	(251)	(280)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	—	(4)	—	(4)
Net decrease in cash, cash equivalents and restricted cash	(58)	(45)	(1)	—	(104)
Cash, cash equivalents and restricted cash, beginning of period	78	192	280	—	550
Cash, cash equivalents and restricted cash, end of period	$20	147	279	—	446

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Cash Flows

Three months ended March 31, 2018
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$166	164	14	—	344
Investing activities:
Capital expenditures	(18)	(3)	(17)	—	(38)
Expenditures for television distribution rights	—	(19)	(1)	—	(20)
Other investing activities	—	(25)	—	—	(25)
Changes in other noncurrent assets	2	—	(2)	—	—
Intercompany investing activities	82	(105)	—	23	—
Net cash provided by (used in) investing activities	66	(152)	(20)	23	(83)
Financing activities:
Principal payments of debt and capital lease obligations	(964)	(70)	(3)	—	(1,037)
Principal borrowings of debt from senior secured credit facility	872	110	—	—	982
Capital contributions received from Qurate Retail, Inc.	140	—	—	—	140
Dividends paid to Qurate Retail, Inc.	(233)	—	—	—	(233)
Dividends paid to noncontrolling interest	—	—	(23)	—	(23)
Other financing activities	(7)	(7)	—	—	(14)
Net short-term intercompany debt (repayments) borrowings	(19)	14	5	—	—
Other intercompany financing activities	(13)	6	30	(23)	—
Net cash (used in) provided by financing activities	(224)	53	9	(23)	(185)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	—	13	—	13
Net increase in cash, cash equivalents and restricted cash	8	65	16	—	89
Cash, cash equivalents and restricted cash, beginning of period	7	55	228	—	290
Cash, cash equivalents and restricted cash, end of period	$15	120	244	—	379

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

•	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;

•	domestic and international economic and business conditions and industry trends;

•	changes in tariffs, trade policy and trade relations following the 2016 U.S. presidential election and the vote by the United Kingdom ("U.K.") to exit from the European Union (“Brexit”);

•	consumer spending levels, including the availability and amount of individual consumer debt;

•	advertising spending levels;

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
For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2018.
Overview
QVC, Inc. and its consolidated subsidiaries (unless otherwise indicated or required by the context, the terms "we," "our," "QVC" or the "Company" refer to QVC, Inc. and its consolidated subsidiaries) is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications.
In the United States ("U.S."), our televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full-time basis, including QVC, QVC2, HSN and HSN2. During the three months ended March 31, 2019, the Company transitioned its Beauty iQ channel to QVC 3. Our U.S. programming is also available on QVC.com and HSN.com, our U.S. websites; mobile applications via streaming video; over-the-air broadcasters; and over-the-top content platforms (Roku, Apple TV, Amazon Fire, Facebook, etc.).
QVC's digital platforms enable consumers to purchase goods offered on our broadcast programming, along with a wide assortment of products that are available only on QVC.com and HSN.com. QVC.com, HSN.com and our other digital platforms (including our mobile applications, social pages and others) are natural extensions of our business model, allowing customers to engage in our shopping experience wherever they are, with live or on-demand content customized to the device they are using. In addition to offering video content, QVC.com and HSN.com allow shoppers to browse, research, compare and perform targeted searches for products, read customer reviews, control the order-entry process and conveniently access their account.
Internationally, QVC's televised shopping programs, including live and recorded content, are distributed to households outside of the U.S., primarily in Germany, Austria, Japan, the U.K., the Republic of Ireland and Italy. In some of the countries where QVC operates, QVC' televised shopping programs are broadcast across multiple QVC channels: QVC Style and QVC2 in Germany and QVC Beauty, QVC Extra and QVC Style in the U.K. Similar to the U.S., our international businesses also engage customers via websites, mobile applications, and social pages. Our international business employs product sourcing teams who select products tailored to the interests of each local market.

The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the three months ended March 31, 2019 and 2018, QVC-Japan paid dividends to Mitsui of $22 million and $23 million, respectively.
The Company also has a joint venture with CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR''). The Company owns a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS operates a retail business in China through a shopping television channel with an associated website. This joint venture is accounted for as an equity method investment recorded as equity in income of investee in the condensed consolidated statements of operations.

The Company is an indirect wholly-owned subsidiary of Qurate Retail (Nasdaq: QRTEA and QRTEB), which owns interests in a broad range of digital commerce businesses, including Qurate Retail's other wholly-owned subsidiaries Zulily, LLC ("Zulily"), HSN, Inc. ("HSN") prior to the transfer of ownership of HSN to QVC (described below), Cornerstone Brands, Inc. (former subsidiary of HSN prior to the transfer of ownership to QVC, "CBI") and other minority investments. QVC is part of the Qurate Retail Group ("QRG"), formerly QVC Group, a portfolio of brands including QVC, HSN, Zulily and CBI. On March 9, 2018, Qurate Retail, GCI Liberty, Inc. ("GCI Liberty") (formerly General Communication, Inc.), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Qurate Retail completed the previously announced transactions whereby Qurate Retail acquired GCI Liberty through a reorganization in which certain assets and liabilities attributed to Qurate Retail’s Ventures Group were contributed to GCI Liberty in exchange for a controlling interest in GCI Liberty. Qurate Retail then effected a tax-free separation of its controlling interest in the combined company. Qurate Retail's QVC Group common stock became the only outstanding common stock of Qurate Retail.
On October 1, 2015, Qurate Retail acquired all of the outstanding shares of Zulily (now known as Zulily, LLC). Zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. Zulily is not part of the results of operations or financial position of QVC presented in the accompanying consolidated financial statements. During each of the three months ended March 31, 2019 and 2018 QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. QVC allocated expenses of $2 million and $1 million to Zulily for the three months ended March 31, 2019 and 2018, respectively. Zulily allocated expenses of $2 million to QVC for each of the three months ended March 31, 2019 and 2018.
On December 31, 2018, QVC amended and restated its senior secured credit facility (the "Fourth Amended and Restated Credit Agreement") increasing the revolving credit facility from $2.65 billion to $3.65 billion as explained further in notes 1 and 6 in the accompanying condensed consolidated financial statements. The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or Zulily. Under the terms of the Fourth Amended and Restated Credit Agreement, QVC and Zulily are jointly and severally liable for all amounts borrowed on the $400 million tranche. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of Zulily. As of March 31, 2019, there was $148 million borrowed by Zulily on the $400 million tranche of the Fourth Amended and Restated Credit Agreement, none of which the Company expects to repay on behalf of Zulily.
On December 29, 2017, Qurate Retail completed the acquisition of the remaining 62% ownership interest of HSN that it did not already own in an all-stock transaction. On December 31, 2018, Qurate Retail transferred its 100% ownership interest in HSN to QVC through a transaction among entities under common control. As a result of the transaction, the assets and liabilities of HSN (excluding its ownership interest in CBI) were transferred from Qurate Retail at Qurate Retail's historical cost to QVC through an equity contribution. CBI remained a subsidiary of Qurate Retail outside of the QVC structure. Beginning January 1, 2019, the Company's U.S. operations and HSN were combined to form the "QxH" reportable operating segment. As a result of the common control transaction with Qurate Retail, the Company retrospectively adjusted certain balances within the consolidated financial statements for the three months ended March 31, 2018, in order to combine the financial results of the Company and HSN since Qurate Retail's acquisition of HSN on December 29, 2017. All periods presented are prepared on a combined basis and are referred to as the condensed consolidated financial statements herein. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.
QVC engages with CBI, which is a wholly owned subsidiary of Qurate Retail and prior to the common control transaction between QVC and Qurate Retail, included as part of HSN. CBI is not part of the results of operations or financial position of QVC presented in these consolidated financial statements. During the three months ended March 31, 2019, QVC and CBI engaged in multiple transactions relating to sourcing of merchandise, personnel and business advisory services. QVC allocated expenses of $5 million and $16 million to CBI for the three months ended March 31, 2019 and 2018, respectively. CBI allocated expenses of $1 million to QVC for the three months ended March 31, 2019 and 2018, respectively. CBI also repaid a $29 million note receivable to QVC during the three months ended March 31, 2019.
On October 2018, QRG announced a series of initiatives designed to better position its QxH businesses (“QRG Initiatives”). As part of the QRG Initiatives, QVC will close its fulfillment centers in Lancaster, Pennsylvania and Roanoke, Virginia and has entered into an agreement to lease a new fulfillment center in Bethlehem, Pennsylvania, commencing in 2019.

In the fourth quarter of 2018, QVC announced the potential closure of its operations in France. The formal announcement to execute the closure was made in March 2019 and broadcasting for QVC in France was subsequently terminated on March 13, 2019.
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
QVC intends to employ several strategies to achieve these objectives. Among these strategies are to (i) extend the breadth, relevance and exposure of the QVC and HSN brands; (ii) source products that represent unique quality and value; (iii) create engaging, video-rich shopping experiences across our broadcast networks, websites, mobile applications and social pages; (iv) leverage customer loyalty and continue multi-platform expansion; and (v) create a compelling and differentiated customer service experience. In addition, QVC expects to expand globally by leveraging its existing systems, infrastructure and skills in other countries around the world.
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

On June 23, 2016, the U.K. held a referendum in which British citizens approved an exit from the European Union (the "E.U."), commonly referred to as “Brexit.” As a result of the referendum, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the U.K. Pound Sterling as compared to the U.S. Dollar. Volatility in exchange rates is expected to continue in the short term as the U.K. negotiates its exit from the E.U. In the longer term, any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, or whether the U.K. will leave the E.U. with any agreement as to the terms of its withdrawal, it is possible that new terms may adversely affect our operations and financial results in a number of ways, not all of which are currently readily apparent. The U.K. is scheduled to withdraw from the E.U. no later than October 31, 2019. The U.K. government’s draft agreement on the withdrawal of the U.K. from the E.U. was defeated in the House of Commons on January 15, 2019. As a result, the final terms of the U.K.’s exit from the E.U. are, and will remain for the immediate future, unclear. The U.K. may leave the E.U. without any agreement as to the terms of its withdrawal or the future economic relationship between the U.K. and the E.U. It is also possible that the U.K. will withdraw its notification to leave the E.U. or that there will be a second referendum on Brexit.

The current President of the U.S. has expressed apprehension towards trade agreements, such as the Trans-Pacific Partnership, and suggested that the U.S. would renegotiate or withdraw from certain trade agreements. He has advocated for and imposed tariffs on certain goods imported into the U.S., particularly from China. On January 23, 2017, the President of the U.S. signed a presidential memorandum to withdraw the U.S. from the Trans-Pacific Partnership. On October 1, 2018, the U.S., Mexico and Canada agreed to the terms of the United States-Mexico-Canada Agreement, a successor to the North American Free Trade Agreement, which will impact imports and exports among those countries. These and other proposed actions, if implemented, could adversely affect our business because we sell imported products.

Results of Operations
QVC's operating results were as follows:

	Three months ended March 31,
(in millions)	2019	2018
Net revenue	$2,501	2,602
Operating costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization shown separately below)	1,610	1,656
Operating	177	213
Selling, general and administrative, excluding transaction related costs and stock-based compensation	261	257
Adjusted OIBDA (defined below)	453	476
Transaction related costs	—	8
Stock-based compensation	9	12
Depreciation	46	44
Amortization	72	56
Operating income	326	356
Other (expense) income:
Equity in income of investee	—	1
(Losses) gains on financial instruments	(2)	1
Interest expense, net	(61)	(65)
Foreign currency loss	(3)	(1)
	(66)	(64)
Income before income taxes	260	292
Income tax expense	(74)	(80)
Net income	186	212
Less net income attributable to the noncontrolling interest	(10)	(11)
Net income attributable to QVC, Inc. stockholder	$176	201
Net revenue
Net revenue by segment was as follows:

	Three months ended March 31,
(in millions)	2019	2018
QxH	$1,857	1,926
QVC-International	644	676
Consolidated QVC	$2,501	2,602

QVC's consolidated net revenue decreased 3.9% for the three months ended March 31, 2019 as compared to the corresponding period in the prior year. The three month decrease in net revenue is primarily due to a 3.1% decrease in units sold, $36 million in unfavorable foreign exchange rates across all markets and a slight decrease in average selling price per unit ("ASP"), which was partially offset by a $22 million decrease in estimated product returns, primarily driven by the decrease in sales volume at QxH.
During the three months ended March 31, 2019 and 2018, the changes in revenue and expenses were affected by changes in the exchange rates for the U.K. Pound Sterling, the Euro and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
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
The percentage change in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended March 31, 2019
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	(3.6)%	—%	(3.6)%
QVC-International	(4.7)%	(5.4)%	0.7%
QxH net revenue decrease for the three months ended March 31, 2019 was primarily due to a 4.4% decrease in units sold and a slight decrease in ASP. QxH experienced shipped sales decline in home, beauty, and jewelry, offset by growth in electronics. The net revenue decrease was partially offset by a decrease in estimated product returns of $20 million due to the decreased sales volume.
QVC-International net revenue growth in constant currency was primarily due to a 1.0% increase in ASP, driven by an increase in ASP in the U.K. and Italy, offset by declines in Germany and Japan, as well as a $2 million decrease in estimated product returns. The decrease in estimated product returns was primarily due to a lower return rate offset by increased sales volume. QVC-International experienced shipped sales decline in constant currency in all categories except home and beauty.
Cost of goods sold (excluding depreciation and amortization)
QVC's cost of goods sold as a percentage of net revenue was 64.4% and 63.6% for the three months ended March 31, 2019 and 2018, respectively. The increase in cost of goods sold as a percentage of revenue is primarily due to an increase in warehouse and distribution costs and inventory obsolescence at QxH.

Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses decreased $36 million or 17% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.
For the three months ended March 31, 2019, operating expenses decreased primarily due to a $28 million decrease in commissions, a $4 million decrease in personnel costs at QxH and a $3 million decrease due to favorable exchange rates. The decrease in commissions is primarily due to new longer term television distribution rights agreements entered into at HSN, which led to increased capitalization of television distribution rights agreements and favorable terms on commissions.

Selling, general and administrative expenses (excluding transaction related costs and stock-based compensation)
QVC's selling, general, and administrative expenses (excluding transaction related costs as defined below and stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, and marketing and advertising expenses. Such expenses increased $4 million, and as a percentage of net revenue, increased from 9.9% to 10.4% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.
For the three months ended March 31, 2019, the increase was primarily due to a $5 million increase in online marketing expenses primarily in QxH, a $4 million increase in bad debt expense primarily due to increased Easy Pay usage and the number of installments taken at QxH, and to a lesser extent, Germany, a $4 million increase in outside services primarily in QxH and the U.K., and a $3 million increase in other miscellaneous expenses. These increases were offset by a $7 million decrease in personnel costs primarily in QxH offset by increases in the U.K. and Germany, and a $5 million decrease due to favorable exchange rates.
Transaction related costs
Transaction related costs include restructuring, integration, and advisory fees ("transaction related costs") that were incurred by QVC as it relates to Qurate Retail's acquisition of HSN on December 29, 2017. QVC did not incur any material transaction related costs for the three months ended March 31, 2019 and incurred $8 million in transaction related costs for the three months ended March 31, 2018.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $9 million and $12 million of stock-based compensation expense for the three months ended March 31, 2019 and 2018, respectively. The decrease in stock compensation expense is primarily due to forfeitures of non-vested options from terminated individuals.
Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended March 31,
(in millions)	2019	2018
Affiliate agreements	$1	1
Customer relationships	12	12
Other technology	4	4
Acquisition related amortization	17	17
Property and equipment	46	44
Software amortization	22	24
Channel placement amortization and related expenses	33	15
Total depreciation and amortization	$118	100
For the three months ended March 31, 2019, channel placement amortization expense increased primarily due to new television distribution contracts entered into at HSN.
Equity in income of investee
The income that was associated with our joint venture in China are accounted for as equity method investments.
Interest expense, net
For the three months ended March 31, 2019, consolidated interest expense, net decreased $4 million or 6% as compared to the corresponding period in the prior year. The decrease is primarily related to a decrease in the average debt balances during the three months ended March 31, 2019 compared to March 31, 2018.

Foreign currency loss
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. For the three months ended March 31, 2019, the change in foreign currency loss was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.
Income taxes
Our effective tax rate was 28.5% and 27.4% for the three months ended March 31, 2019 and 2018, respectively. The 2019 rate differs from the U.S. federal income tax rate of 21% due primarily to state and foreign tax expenses, and valuation allowances established for foreign net operating losses and excess U.S. foreign tax credits.
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
As of March 31, 2019, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and certain of its subsidiaries and have equal priority to the senior secured credit facility. With exception of the 6.375% Senior Secured Notes due 2067, in which the interest is payable quarterly, the interest on QVC's senior secured notes is payable semi-annually.

Senior Secured Credit Facility
On December 31, 2018, QVC entered into the Fourth Amended and Restated Credit Agreement with Zulily as borrowers (collectively, the “Borrowers”) which is a multi-currency facility that provides for a $3.65 billion revolving credit facility with a $450 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by the Company or Zulily with an additional $50 million sub-limit for standby letters of credit. The remaining $3.25 billion and any incremental loans may be borrowed only by the Company. Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.75% depending on the Borrowers’ combined ratio of Consolidated Total Debt to Consolidated EBITDA for the most recent four fiscal quarter period (the “Combined Consolidated Leverage Ratio”). Borrowings that are London Interbank Offered Rate ("LIBOR") loans will bear interest at a per annum rate equal to the applicable LIBOR rate plus a margin that varies between 1.25% and 1.75% depending on the Borrowers’ Combined Consolidated Leverage Ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if Zulily ceases to be controlled by Qurate Retail, all of its loans must be repaid and its letters of credit cash collateralized. The facility matures on December 31, 2023. Payment of loans may be accelerated following certain customary events of default.
QVC had $2,190 million available under the terms of the Fourth Amended and Restated Credit Agreement as of March 31, 2019, including the portion available under the $400 million tranche that Zulily may also borrow on. The interest rate on the Fourth Amended and Restated Credit Agreement was 3.9% as of March 31, 2019.
The payment and performance of the Borrowers’ obligations under the Fourth Amended and Restated Credit Agreement are guaranteed by each of QVC’s Material Domestic Subsidiaries (as defined in the Fourth Amended and Restated Credit Agreement). Further, the borrowings under the Fourth Amended and Restated Credit Agreement are secured, pari passu with QVC’s existing notes, by a pledge of all of QVC’s equity interests. The payment and performance of the Borrowers’ obligations with respect to the $400 million tranche available to both QVC and Zulily are also guaranteed by each of Zulily’s Material Domestic Subsidiaries (as defined in the Fourth Amended and Restated Credit Agreement), if any, and are secured by a pledge of all of Zulily’s equity interests.
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
Other Debt Related Information
QVC was in compliance with all of its debt covenants as of March 31, 2019.
There are no restrictions under the debt agreements on QVC's ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or the Fourth Amended and Restated Credit Agreement, and QVC's consolidated leverage ratio, and a Combined Consolidated Leverage Ratio for both QVC and Zulily, would be no greater than 3.5 to 1.0. As a result, Qurate Retail will, in many instances, be permitted to rely on QVC's cash flow for servicing Qurate Retail's debt and for other purposes, including repurchases of Qurate Retail's common stock, or to fund acquisitions or other operational requirements of Qurate Retail and its subsidiaries. These events may increase accumulated deficit or require QVC to borrow under the Fourth Amended and Restated Credit Agreement, increasing QVC's leverage and decreasing liquidity. QVC has made significant distributions to Qurate Retail in the past.

Interest Rate Swap Arrangements
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in (losses) gains on financial instruments in the accompanying condensed consolidated statements of operations. As of March 31, 2019, the fair value of the swap instrument was in a net asset position of approximately $1 million which was included in prepaid expenses and other current assets.
As of December 31, 2017, HSN had an outstanding interest rate swap that effectively converted $250 million of its variable rate bank credit facility to a fixed rate of 1.05% with a maturity date in January 2020. The Company accounted for the interest rate swap at fair value with changes recorded through (losses) gains on financial instruments in the consolidated statements of operations. On December 31, 2018, the interest rate swap was terminated as a result of the termination of the HSN Credit Agreement. Subsequently, QVC entered into a thirteen month interest rate swap arrangement with the same terms. The new swap instrument does not qualify as a cash flow hedge and the fair value of the swap instrument was in a net asset position of approximately $2 million as of March 31, 2019, which was included in prepaid expenses and other current assets.

Additional Cash Flow Information
During the three months ended March 31, 2019, QVC's primary uses of cash were $563 million of principal payments on debt and finance lease obligations, $354 million of dividends to Qurate Retail, $106 million of capital and television distribution rights expenditures and $22 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $663 million of principal borrowings from the senior secured credit facility and $267 million of cash provided by operating activities. As of March 31, 2019, QVC's cash, cash equivalents and restricted cash balance was $446 million.
During the three months ended March 31, 2018, QVC's primary uses of cash were $1,037 million of principal payments on debt and finance lease obligations, $233 million of dividends to Qurate Retail, $58 million of capital and television distribution rights expenditures and $23 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $982 million of principal borrowings from the senior secured credit facility, $344 million of cash provided by operating activities and a $140 million capital contribution from Qurate Retail. As of March 31, 2018, QVC's cash, cash equivalents balance and restricted cash was $379 million.
The change in cash provided by operating activities for the three months ended March 31, 2019 compared to the previous year was primarily due to changes in working capital and lower net income. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
As of March 31, 2019, $216 million of the $446 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 55% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
Other
Capital expenditures in 2019 are expected to be between $355 to $380 million, including $54 million already expended and $20 million in non-cash capital additions for the three months ended March 31, 2019.
Refer to the chart under the "Off-balance Sheet Arrangements and Aggregate Contractual Obligations" section below for additional information concerning the amount and timing of expected future payments under QVC's contractual obligations as of March 31, 2019.

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
Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations as of March 31, 2019 is summarized below:

	Payments due by period
(in millions)	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt (1)	$400	—	—	500	2,040	2,125	5,065
Interest payments (2)	147	225	225	224	183	1,270	2,274
Finance lease obligations (including imputed interest)	22	26	25	24	22	116	235
Operating lease obligations	21	27	20	19	17	156	260
(1) Amounts exclude Finance lease obligations and the issue discounts on the 3.125%, 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
(2) Amounts (i) are based on the terms of QVC's senior secured credit facility and senior secured notes, (ii) assumes the interest rates on the floating rate debt remain constant at the rates in effect as of March 31, 2019, (iii) assumes that our existing debt is repaid at maturity and (iv) excludes finance lease obligations.
Adoption of new accounting pronouncements
In February 2016 and subsequently, the FASB issued new guidance which revises the accounting related to lessee accounting ("ASC 842"). Under the new guidance, lessees are required to recognize a lease liability and a right-of-use asset for most operating leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The Company adopted ASC 842 on January 1, 2019 utilizing the modified retrospective transition approach and did not restate comparative periods. The Company elected the package of practical expedients permitted under the transition guidance, which allows it to carry forward its historical lease classification, its determination regarding whether a contract contains a lease and any initial indirect costs that had existed prior to the adoption of this new standard. The Company also elected to combine both lease and non-lease components and elected for all short leases with a term of less than 12 months to not record a related operating lease right-of-use asset and operating lease liability on the consolidated balance sheet. The Company recognized $92 million of operating lease right-of-use assets, $18 million in short-term operating lease liabilities and $87 million of long-term operating lease liabilities on the consolidated balance sheet upon adoption of the new standard. The operating lease liabilities were determined based on the present value of the remaining minimum rental payments and the operating lease right-of-use asset was determined based on the value of the lease liabilities, adjusted for deferred rent balances of $13 million, which were previously included in accrued liabilities and other long-term liabilities.
Accounting pronouncements issued but not adopted
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), which addresses the effect of the change in the U.S. federal corporate tax rate due to the enactment of the December 22, 2017 Tax Cuts and Jobs Act on items within accumulated other comprehensive income (loss). The Company has elected not to adopt this guidance as there would have been no significant effect of the standard on its consolidated financial statements.

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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at March 31, 2019:

(in millions, except percentages)	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Fixed rate debt (1)	$400	—	—	500	750	2,125	3,775	3,802
Weighted average interest rate on fixed rate debt	3.1%	—%	—%	5.1%	4.4%	5.2%	4.8%	N/A
Variable rate debt (1)	$—	—	—	—	1,290	—	1,290	1,290
Average interest rate on variable rate debt	—%	—%	—%	—%	3.9%	—%	3.9%	N/A
(1) Amounts exclude finance lease obligations and the issue discounts on the 3.125%, 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
N/A - Not applicable.
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement does not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in (losses) gains on financial instruments in the accompanying condensed consolidated statements of operations. As of March 31, 2019, the fair value of the swap instrument was in a net asset position of approximately $1 million which was included in prepaid expenses and other current assets. A 1% change in the one-month U.S. LIBOR rate (floating portion of the interest rate swap) will result in a change in the value of the swap instrument less than $1 million.

As of December 31, 2017, HSN had an outstanding interest rate swap that effectively converted $250 million of its variable rate bank credit facility to a fixed rate of 1.05% with a maturity date in January 2020. The Company accounted for the interest rate swap at fair value with changes recorded through (losses) gains on financial instruments in the consolidated statements of operations. On December 31, 2018, the interest rate swap was terminated as a result of the termination of the HSN Credit Agreement. Subsequently, QVC entered into a thirteen month interest rate swap arrangement with the same terms. The new swap instrument does not qualify as a cash flow hedge and the fair value of the swap instrument was in a net asset position of approximately $2 million as of March 31, 2019, which was included in prepaid expenses and other current assets. A 1% change in the one-month U.S. LIBOR rate (floating portion of the interest rate swap) will result in a change in the value of the swap instrument less than $3 million.

Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three months ended March 31, 2019 would have been impacted by approximately $1 million for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The Fourth Amended and Restated Credit Agreement provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of March 31, 2019, no borrowings in foreign currencies were outstanding.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2019 because of the material weaknesses in our internal control over financial reporting as discussed in more detail in our Form 10-K for the year ended December 31, 2018. Management has continued to monitor the implementation of the remediation plan described in our 10-K for the year ended December 31, 2018, as described below.

Changes in Internal Control Over Financial Reporting
During the first quarter of 2019, we continued to review the design of our controls, made adjustments and continued implementing controls to alleviate the noted control deficiencies. Other than these items, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting

In response to the material weaknesses identified in Management’s Report on Internal Control Over Financial Reporting as set forth in Part II, Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2018, the Company developed a plan with oversight from the Audit Committee of the Board of Directors of Qurate Retail to remediate the material weaknesses. The remediation efforts being implemented include the following:

•
Improvement of the design and operation of control activities and procedures associated with user and administrator access to the affected IT systems, including removing all inappropriate IT system access associated with the information technology general controls ("ITGCs") material weakness;

•	Improvement of change management and computer operation control activities that contributed to the ITGC material weakness;

•	Implementation of user activity monitoring for control activities contributing to the ITGC material weakness;

•	Delivery of training to control owners addressing control operating protocols including ITGCs and policies; and

•	Enhancement of the design and operation of control activities meant to validate the completeness and accuracy of revenue recorded in the U.K.

The Company believes the foregoing efforts will remediate the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. Because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of the material weaknesses will require on-going review and evidence of effectiveness prior to concluding that the controls are effective. Our remediation efforts are underway, and we expect that the remediation of these material weaknesses will be completed prior to the end of 2019.

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
QVC, Inc.

Date: May 10, 2019	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2019	By:/s/ JEFFREY A. DAVIS
Jeffrey A. Davis
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-2