Form 10-Q
period 2019-06-30
QVC INC
filed 2019-08-08
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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

QVC, Inc.
2019 QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(in millions, except share amounts)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$450	543
Restricted cash	8	7
Accounts receivable, less allowance for doubtful accounts of $114 at June 30, 2019 and $112 at December 31, 2018	1,254	1,787
Inventories	1,306	1,280
Prepaid expenses and other current assets	135	216
Total current assets	3,153	3,833
Property and equipment, net of accumulated depreciation of $1,348 at June 30, 2019 and $1,281 at December 31, 2018	1,193	1,165
Operating lease right-of-use assets	148	—
Television distribution rights, net	199	140
Goodwill	5,976	5,972
Other intangible assets, net	3,661	3,666
Other noncurrent assets	69	80
Total assets	$14,399	14,856
Liabilities and equity
Current liabilities:
Current portion of debt and finance lease obligations	$20	421
Accounts payable-trade	702	1,008
Accrued liabilities	857	1,026
Total current liabilities	1,579	2,455
Long-term portion of debt and finance lease obligations	5,072	4,699
Deferred income taxes	690	700
Other long-term liabilities	315	173
Total liabilities	7,656	8,027
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	9,139	9,123
Accumulated deficit	(2,373)	(2,269)
Accumulated other comprehensive loss	(139)	(144)
Total QVC, Inc. stockholder's equity	6,627	6,710
Noncontrolling interest	116	119
Total equity	6,743	6,829
Total liabilities and equity	$14,399	14,856

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Net revenue	$2,514	2,556	$5,015	$5,158
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,578	1,589	3,188	3,245
Operating	179	209	356	422
Selling, general and administrative, including transaction related costs and stock-based compensation	268	270	538	547
Depreciation	54	43	100	87
Amortization	70	55	142	111
	2,149	2,166	4,324	4,412
Operating income	365	390	691	746
Other (expense) income:
Equity in losses of investee	(1)	(2)	(1)	(1)
(Losses) gains on financial instruments	(1)	—	(3)	1
Interest expense, net	(60)	(68)	(121)	(133)
Foreign currency gain (loss)	—	2	(3)	1
	(62)	(68)	(128)	(132)
Income before income taxes	303	322	563	614
Income tax expense	(85)	(78)	(159)	(158)
Net income	218	244	404	456
Less net income attributable to the noncontrolling interest	(12)	(11)	(22)	(22)
Net income attributable to QVC, Inc. stockholder	$206	233	382	434

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Net income	$218	244	404	456
Foreign currency translation adjustments, net of tax	14	(96)	8	(26)
Total comprehensive income	232	148	412	430
Comprehensive income attributable to noncontrolling interest	(15)	(6)	(25)	(24)
Comprehensive income attributable to QVC, Inc. stockholder	$217	142	387	406

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
(in millions)	2019	2018
Operating activities:
Net income	$404	456
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of investee	1	1
Deferred income taxes	(9)	1
Foreign currency loss (gain)	3	(1)
Depreciation	100	87
Amortization	142	111
Change in fair value of financial instruments and noncash interest	7	3
Stock-based compensation	20	24
Change in other long-term liabilities	(6)	2
Other non-cash charges, net	5	—
Effects of changes in working capital items	32	(33)
Net cash provided by operating activities	699	651
Investing activities:
Capital expenditures	(153)	(74)
Expenditures for television distribution rights	(124)	(61)
Changes in other noncurrent assets	(13)	—
Other investing activities	29	(8)
Net cash used in investing activities	(261)	(143)
Financing activities:
Principal payments of senior secured credit facility and finance lease obligations	(1,425)	(1,608)
Principal borrowings of debt from senior secured credit facility	1,795	1,458
Principal repayment of senior secured notes	(400)	—
Capital contribution received from Qurate Retail, Inc.	—	140
Dividends paid to Qurate Retail, Inc.	(469)	(243)
Dividends paid to noncontrolling interest	(28)	(23)
Other financing activities	(4)	(14)
Net cash used in financing activities	(531)	(290)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	1	4
Net (decrease) increase in cash, cash equivalents and restricted cash	(92)	222
Cash, cash equivalents and restricted cash, beginning of period	550	290
Cash, cash equivalents and restricted cash, end of period	$458	512
Effects of changes in working capital items:
Decrease in accounts receivable	$539	616
Increase in inventories	(22)	(118)
Decrease (increase) in prepaid expenses and other current assets	41	(76)
Decrease in accounts payable-trade	(282)	(203)
Decrease in accrued liabilities and other	(244)	(252)
Effects of changes in working capital items	$32	(33)

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2017	1	$—	8,576	(2,797)	(93)	110	5,796
Adjustments due to new accounting pronouncements	—	—	—	13	—	—	13
Net income	—	—	—	434	—	22	456
Foreign currency translation adjustments, net of tax	—	—	—	—	(28)	2	(26)
Capital contribution paid from Qurate Retail, Inc.	—	—	140	—	—	—	140
Dividends paid to Qurate Retail, Inc. and noncontrolling interest and other	—	—	—	(243)	—	(23)	(266)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(3)	—	—	(3)
Withholding taxes on net share settlements of stock-based compensation	—	—	(16)	—	—	—	(16)
Stock-based compensation	—	—	24	—	—	—	24
Balance, June 30, 2018	1	$—	8,724	(2,596)	(121)	111	6,118

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, March 31, 2018	1	$—	8,713	(2,818)	(30)	105	5,970
Net income	—	—	—	233	—	11	244
Foreign currency translation adjustments, net of tax	—	—	—	—	(91)	(5)	(96)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest and other	—	—	—	(10)	—	—	(10)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(1)	—	—	(1)
Withholding taxes on net share settlements of stock-based compensation	—	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	12	—	—	—	12
Balance, June 30, 2018	1	$—	8,724	(2,596)	(121)	111	6,118

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2018	1	$—	9,123	(2,269)	(144)	119	6,829
Net income	—	—	—	382	—	22	404
Foreign currency translation adjustments, net of tax	—	—	—	—	5	3	8
Dividends paid to Qurate Retail, Inc. and noncontrolling interest and other	—	—	—	(469)	—	(28)	(497)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(17)	—	—	(17)
Withholding taxes on net share settlements of stock-based compensation	—	—	(4)	—	—	—	(4)
Stock-based compensation	—	—	20	—	—	—	20
Balance, June 30, 2019	1	$—	9,139	(2,373)	(139)	116	6,743

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, March 31, 2019	1	$—	9,129	(2,447)	(150)	107	6,639
Net income	—	—	—	206	—	12	218
Foreign currency translation adjustments, net of tax	—	—	—	—	11	3	14
Dividends paid to Qurate Retail, Inc. and noncontrolling interest and other	—	—	—	(115)	—	(6)	(121)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(17)	—	—	(17)
Withholding taxes on net share settlements of stock-based compensation	—	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	11	—	—	—	11
Balance, June 30, 2019	1	$—	9,139	(2,373)	(139)	116	6,743

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
In the United States ("U.S."), QVC's televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full-time basis, including QVC, QVC2, HSN and HSN2. During the first quarter of 2019, the Company transitioned its Beauty iQ channel to QVC 3. The Company's U.S. programming is also available on QVC.com and HSN.com, QVC's U.S. websites; mobile applications via streaming video; over-the-air broadcasters; and over-the-top content platforms (Roku, Apple TV, Amazon Fire, Facebook, etc.).
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
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the six months ended June 30, 2019 and 2018, QVC-Japan paid dividends to Mitsui of $28 million and $23 million, respectively.
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
The Company is an indirect wholly-owned subsidiary of Qurate Retail, Inc. ("Qurate Retail") (formerly Liberty Interactive Corporation) (Nasdaq: QRTEA and QRTEB), which owns interests in a broad range of digital commerce businesses, including Qurate Retail's other wholly-owned subsidiaries Zulily, LLC ("Zulily"), HSN, Inc. ("HSN") prior to the transfer of ownership of HSN to QVC (described below), Cornerstone Brands, Inc. (former subsidiary of HSN prior to the transfer of ownership of HSN to QVC, "CBI") and other minority investments. QVC is part of the Qurate Retail Group ("QRG"), formerly QVC Group, a portfolio of brands including QVC, HSN, Zulily and CBI. On March 9, 2018, Qurate Retail, GCI Liberty, Inc. ("GCI Liberty") (formerly General Communication, Inc.), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Qurate Retail completed the previously announced transactions whereby Qurate Retail acquired GCI Liberty through a reorganization in which certain assets and liabilities attributed to Qurate Retail’s Ventures Group were contributed to GCI Liberty in exchange for a controlling interest in GCI Liberty. Qurate Retail then effected a tax-free separation of its controlling interest in the combined company. Qurate Retail's QVC Group common stock became the only outstanding common stock of Qurate Retail.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

On October 1, 2015, Qurate Retail acquired all of the outstanding shares of Zulily (now known as Zulily, LLC). Zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. Zulily is not part of the results of operations or financial position of QVC presented in these condensed consolidated financial statements. During each of the six months ended June 30, 2019 and 2018, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. QVC allocated expenses of $4 million and $2 million to Zulily for the six months ended June 30, 2019 and 2018, respectively. Zulily allocated expenses of $4 million and $3 million to QVC for the six months ended June 30, 2019 and 2018, respectively.
On December 31, 2018, QVC amended and restated its senior secured credit facility (the "Fourth Amended and Restated Credit Agreement") increasing the revolving credit facility from $2.65 billion to $3.65 billion as explained further in note 6. The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or Zulily. Under the terms of the Fourth Amended and Restated Credit Agreement, QVC and Zulily are jointly and severally liable for all amounts borrowed on the $400 million tranche. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of Zulily. As of June 30, 2019, there was $168 million borrowed by Zulily on the $400 million tranche of the Fourth Amended and Restated Credit Agreement, none of which the Company expects to repay on behalf of Zulily.
On December 29, 2017, Qurate Retail completed the acquisition of the remaining 62% ownership interest of HSN that it did not already own in an all-stock transaction. On December 31, 2018, Qurate Retail transferred its 100% ownership interest in HSN to QVC through a transaction among entities under common control. As a result of the transaction, the assets and liabilities of HSN (excluding its ownership interest in CBI) were transferred from Qurate Retail at Qurate Retail's historical cost to QVC through an equity contribution. CBI remained a subsidiary of Qurate Retail outside of the QVC legal structure. Beginning January 1, 2019, the Company's U.S. operations and HSN were combined to form the "QxH" reportable operating segment (see note 12). As a result of the common control transaction with Qurate Retail, the Company retrospectively adjusted certain balances within the consolidated financial statements for the three and six months ended June 30, 2018, in order to combine the financial results of the Company and HSN since Qurate Retail's acquisition of HSN on December 29, 2017. All periods presented are prepared on a combined basis and are referred to as the condensed consolidated financial statements herein. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.
QVC engages with CBI, which is a wholly owned subsidiary of Qurate Retail and prior to the common control transaction between QVC and Qurate Retail, included as part of HSN. CBI is not part of the results of operations or financial position of QVC presented in these consolidated financial statements. During the six months ended June 30, 2019, QVC and CBI engaged in multiple transactions relating to sourcing of merchandise, personnel and business advisory services. QVC allocated expenses of $11 million and $26 million to CBI for the six months ended June 30, 2019 and 2018, respectively. CBI allocated expenses of $1 million and $12 million to QVC for the six months ended June 30, 2019 and 2018, respectively. CBI also repaid a $29 million note receivable to QVC during the six months ended June 30, 2019.
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
Adoption of new accounting pronouncements
In February 2016 and subsequently, the Financial Accounting Standards Board ("FASB") issued new guidance which revises the accounting related to lessee accounting as part of Accounting Standards Codification ("ASC") 842. Under the new guidance, lessees are required to recognize a lease liability and a right-of-use asset for most operating leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The Company adopted ASC 842 on January 1, 2019 utilizing the modified retrospective transition approach and did not restate comparative periods. The Company elected the package of practical expedients permitted under the transition guidance, which allows it to carry forward its historical lease classification, its determination regarding whether a contract contains a lease and any initial indirect costs that had existed prior to the adoption of this new standard. The Company also elected to combine both lease and non-lease components and elected for all short leases with a term of less than 12 months to not record a related operating lease right-of-use asset and operating lease liability on the consolidated balance sheet. The Company recognized $92 million of operating lease right-of-use assets, $18 million in short-term operating lease liabilities and $87 million of long-term operating lease liabilities on the consolidated balance sheet upon adoption of the new standard. The operating lease liabilities were determined based on the present value of the remaining minimum rental payments and the operating lease right-of-use asset was determined based on the value of the lease liabilities, adjusted for deferred rent balances of $13 million, which were previously included in accrued liabilities and other long-term liabilities.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(2) Television Distribution Rights, Net
Television distribution rights consisted of the following:

(in millions)	June 30, 2019	December 31, 2018
Television distribution rights	$769	723
Less accumulated amortization	(570)	(583)
Television distribution rights, net	$199	140
The Company recorded amortization expense of $32 million and $16 million for the three months ended June 30, 2019 and 2018, respectively, related to television distribution rights. For the six months ended June 30, 2019 and 2018, amortization expense for television distribution rights was $66 million and $32 million, respectively.
As of June 30, 2019, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2019	$65
2020	117
2021	14
2022	3
2023	—
(3) Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2019 were as follows:

(in millions)	QxH	QVC-International	Total
Balance as of December 31, 2018	$5,112	860	5,972
Exchange rate fluctuations	—	4	4
Balance as of June 30, 2019	$5,112	864	5,976
(4) Other Intangible Assets, Net
Other intangible assets consisted of the following:

	June 30, 2019			December 31, 2018
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$937	(666)	271	890	(640)	250
Affiliate and customer relationships	2,830	(2,474)	356	2,831	(2,450)	381
Debt origination fees	10	(1)	9	10	—	10
Trademarks (indefinite life)	3,025	—	3,025	3,025	—	3,025
	$6,802	(3,141)	3,661	6,756	(3,090)	3,666
The Company recorded amortization expense of $38 million and $39 million for the three months ended June 30, 2019 and 2018, respectively, related to other intangible assets. For the six months ended June 30, 2019 and 2018, amortization expense for other intangible assets was $76 million and $79 million, respectively.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

As of June 30, 2019, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2019	$84
2020	136
2021	112
2022	81
2023	67
(5) Accrued Liabilities
Accrued liabilities consisted of the following:

(in millions)	June 30, 2019	December 31, 2018
Accounts payable non-trade	$303	314
Allowance for sales returns	158	242
Accrued compensation and benefits	112	146
Sales and other taxes	64	101
Accrued interest	56	58
Income taxes	47	37
Deferred revenue	25	24
Accrued cable distribution fees	19	39
Other	73	65
	$857	1,026
(6) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following:

(in millions)	June 30, 2019	December 31, 2018
3.125% Senior Secured Notes due 2019, net of original issue discount	$—	399
5.125% Senior Secured Notes due 2022	500	500
4.375% Senior Secured Notes due 2023, net of original issue discount	750	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	600
4.45% Senior Secured Notes due 2025, net of original issue discount	599	599
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
6.375% Senior Secured Notes due 2067	225	225
Senior secured credit facility	1,565	1,185
Finance lease obligations	178	188
Less debt issuance costs, net	(24)	(25)
Total debt and finance lease obligations	5,092	5,120
Less current portion	(20)	(421)
Long-term portion of debt and finance lease obligations	$5,072	4,699

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and certain of its subsidiaries and have equal priority to the senior secured credit facility. With exception of the notes in the following paragraph, the interest on QVC's senior secured notes is payable semi-annually. The 3.125% senior secured notes due 2019 were repaid in April 2019.
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
Senior Secured Credit Facility
On December 31, 2018, QVC entered into the Fourth Amended and Restated Credit Agreement with Zulily as borrowers (collectively, the “Borrowers”) which is a multi-currency facility that provides for a $3.65 billion revolving credit facility with a $450 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by the Company or Zulily with a $50 million sub-limit for standby letters of credit (see note 1). The remaining $3.25 billion and any incremental loans may be borrowed only by the Company. Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.75% depending on the Borrowers’ combined ratio of Consolidated Total Debt to Consolidated EBITDA (the “Combined Consolidated Leverage Ratio”). Borrowings that are London Interbank Offered Rate ("LIBOR") loans will bear interest at a per annum rate equal to the applicable LIBOR rate plus a margin that varies between 1.25% and 1.75% depending on the Borrowers’ Combined Consolidated Leverage Ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if Zulily ceases to be controlled by Qurate Retail, all of its loans must be repaid and its letters of credit cash collateralized. The facility matures on December 31, 2023. Payment of loans may be accelerated following certain customary events of default.
QVC had $1,895 million available under the terms of the Fourth Amended and Restated Credit Agreement as of June 30, 2019, including the portion available under the $400 million tranche that Zulily may also borrow on. The interest rate on the Fourth Amended and Restated Credit Agreement was 3.9% as of June 30, 2019.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Interest Rate Swap Arrangements
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in (losses) gains on financial instruments in the accompanying condensed consolidated statements of operations. The swap arrangement expired in June 2019. In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million. The new swap arrangement will not qualify as a cash flow hedge under U.S. GAAP.
As of December 31, 2017, HSN had an outstanding interest rate swap that effectively converted $250 million of its variable rate bank credit facility to a fixed rate of 1.05% with a maturity date in January 2020. The Company accounted for the interest rate swap at fair value with changes recorded through (losses) gains on financial instruments in the condensed consolidated statements of operations. On December 31, 2018, the interest rate swap was terminated as a result of the termination of HSN's $1.25 billion five-year syndicated credit agreement entered into on January 27, 2015. Subsequently, QVC entered into a thirteen month interest rate swap arrangement with the same terms. The new swap instrument does not qualify as a cash flow hedge and the fair value of the swap instrument was in a net asset position of approximately $1 million as of June 30, 2019, which was included in prepaid expenses and other current assets.

Other Debt Related Information
QVC was in compliance with all of its debt covenants as of June 30, 2019.
The weighted average interest rate applicable to all of the outstanding debt (excluding finance leases) prior to amortization of bond discounts and related debt issuance costs was 4.6% as of June 30, 2019.
(7) Leases
The Company has finance lease agreements with transponder and transmitter network suppliers for the right to transmit its signals in the U.S., Germany and France. The Company is also party to a finance lease agreement for data processing hardware and a warehouse.
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
The components of lease cost for the three and six months ended June 30, 2019, were as follows:

	Three months ended	Six months ended
(in millions)	June 30, 2019	June 30, 2019
Finance lease cost
Depreciation of leased assets	$5	10
Interest on lease liabilities	2	4
Total finance lease cost	7	14
Operating lease cost	8	14
Total lease cost	$15	28
For the three months ended June 30, 2018, the Company recorded depreciation expense on finance leases (previously referred to as capital leases) of $4 million and recorded operating lease expenses of $9 million. For the six months ended June 30, 2018 the Company recorded depreciation expense on finance leases (previously referred to as capital leases) of $8 million and recorded operating lease expenses of $18 million.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The remaining weighted-average lease term and the weighted-average discount rate were as follows:

June 30, 2019
Weighted-average remaining lease term (years):
Finance leases	9.3
Operating leases	12.1
Weighted-average discount rate:
Finance leases	5.0%
Operating leases	6.1%
Supplemental balance sheet information related to leases was as follows:

(in millions)	June 30, 2019
Operating Leases:
Operating lease right-of-use assets	$148
Accrued liabilities	$21
Other long-term liabilities	147
Total operating lease liabilities	$168
Finance Leases:
Property and equipment	$277
Accumulated depreciation	(128)
Property and equipment, net	$149
Current portion of debt and finance lease obligations	$20
Long-term portion of debt and finance lease obligations	158
Total finance lease liabilities	$178
Supplemental cash flow information related to leases was as follows:

Six months ended
(in millions)	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$12
Operating cash flows from finance leases	4
Financing cash flows from finance leases	10
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	72
Finance leases	$—

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Future payments under noncancelable operating leases and finance leases with initial terms of one year or more as of June 30, 2019 consisted of the following:

(in millions)	Finance leases	Operating leases	Total leases
Remainder of 2019	$15	14	29
2020	27	29	56
2021	25	20	45
2022	23	18	41
2023	22	16	38
Thereafter	117	155	272
Total lease payments	229	252	481
Less: imputed interest	(51)	(84)	(135)
Total lease liabilities	$178	168	346
On July 2, 2015, QVC entered into a lease (the “Lease”) for a California distribution center. Pursuant to the Lease, the landlord built an approximately one million square foot rental building in Ontario, California (the “Premises”), and thereafter leased the Premises to QVC as its California distribution center for an initial term of 15 years. Under the Lease, QVC was required to pay an initial base rent of approximately $6 million per year, increasing to approximately $8 million per year by the final year of the initial term, as well as all real estate taxes and other building operating costs. QVC also had an option to extend the term of the Lease for up to two consecutive terms of 10 years each.
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
On October 5, 2018, QVC entered into a lease (“ECDC Lease”) for an East Coast distribution center. The 1.7 million square foot rental building is located in Bethlehem, Pennsylvania and will be leased to QVC for an initial term of 15 years. QVC obtained access to a portion of the ECDC Lease during March 2019 and recorded a right of use asset of $68 million and an operating lease liability of $69 million. The Company expects the remaining portion of the lease to commence during the third quarter of 2019. Under the ECDC Lease, QVC is required to pay an initial base rent of approximately $10 million per year, with payments expected to begin in the fourth quarter of 2019 and increasing to approximately $14 million per year, as well as all real estate taxes and other building operating costs. QVC also has the option to extend the term of the ECDC Lease for up to two consecutive terms of 5 years each and one final term of 4 years.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(8) Revenue

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended June 30, 2019			Six months ended June 30, 2019
(in millions)	QxH	QVC-International	Total	QxH	QVC-International	Total
Home	$655	231	886	1,334	478	1,812
Apparel	344	108	452	670	220	890
Beauty	317	158	475	609	301	910
Accessories	247	65	312	467	127	594
Electronics	173	22	195	354	47	401
Jewelry	93	50	143	205	102	307
Other revenue	45	6	51	92	9	101
Total net revenue	$1,874	640	2,514	3,731	1,284	5,015

	Three months ended June 30, 2018			Six months ended June 30, 2018
(in millions)	QxH	QVC-International	Total	QxH	QVC-International	Total
Home	$651	235	886	1,377	495	1,872
Apparel	378	116	494	703	235	938
Beauty	316	158	474	622	302	924
Accessories	230	72	302	448	139	587
Electronics	164	22	186	338	48	386
Jewelry	113	48	161	245	103	348
Other revenue	48	5	53	93	10	103
Total net revenue	$1,900	656	2,556	3,826	1,332	5,158

Consumer Product Revenue and Other Revenue

QVC's revenue includes sales of consumer products in the following categories; home, apparel, beauty, accessories, electronics and jewelry, which are primarily sold through live merchandise-focused televised shopping programs and via our websites and other interactive media.

Other revenue consists primarily of income generated from our Private Label Credit Card ("PLCC") program in which a large consumer financial services company provides revolving credit directly to QVC's customers for the sole purpose of purchasing merchandise or services with a PLCC. In return, the Company receives a portion of the net economics of the credit card program.

Revenue Recognition

For the three and six months ended June 30, 2019 and 2018, respectively, revenue is recognized when obligations with our customer are satisfied; generally this occurs at the time of shipment to our customers consistent with when control of the shipped product passes. The recognized revenue reflects the consideration we expect to receive in exchange for transferring goods, net of allowances for returns.

The Company generally recognizes revenue related to the PLCC program over time as the PLCC is used by QVC's customers.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

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
For the three months ended June 30, 2019 and 2018, the Company recorded a tax provision of $85 million and $78 million, respectively, which represented an effective tax rate of 28.1% and 24.2%, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded a tax provision of $159 million and $158 million, respectively, which represented an effective tax rate of 28.2% and 25.7%, respectively. The 2019 rate differs from the U.S. federal income tax rate of 21% due primarily to state and foreign tax expenses and valuation allowances established for foreign net operating losses and excess U.S. foreign tax credits. The 2019 effective tax rate has increased from the prior year for both periods presented primarily due to an increase in state accruals and additional valuation allowances on foreign net operating losses and foreign tax credits in the current year.
The Company participates in a consolidated federal return filing with Qurate Retail. As of June 30, 2019, the Company's tax years through 2014 are closed for federal income tax purposes, and the IRS has completed its examination of the Company's 2015, 2016, and 2017 tax years. The Company's 2018 and 2019 tax years are being examined currently as part of the Qurate Retail consolidated return under the IRS's Compliance Assurance Process program. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of June 30, 2019, the Company was under examination in the states of Florida, Pennsylvania and Wisconsin and certain of the Company's subsidiaries were under examination in Germany.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

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
The amounts of the tax-related balances due to Qurate Retail as of June 30, 2019 and December 31, 2018 were $33 million and $26 million, respectively, and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.
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
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at June 30, 2019 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$222	222	—	—
Interest rate swap arrangements (note 6)	1	—	1	—
Debt (note 6)	4,980	226	4,754	—

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
(12) Information about QVC's Operating Segments
The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as net revenue, Adjusted OIBDA, gross margin, average sales price per unit, number of units shipped and revenue or sales per subscriber equivalent. The Company defines Adjusted OIBDA, a non-GAAP measure, as net revenue less cost of goods sold, operating expenses, and selling, general and administrative expenses (excluding restructuring, integration and advisory fees incurred by QVC as a result of the acquisition of HSN by Qurate Retail on December 29, 2017 as well as the closure of the France market ("transaction related costs") and stock-based compensation). The Company believes this measure is an important indicator of the operational strength and performance of its segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking among the Company's businesses and identify strategies to improve performance. This measure of performance excludes depreciation, amortization, stock-based compensation and transaction related costs that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.
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
For the three and six months ended June 30, 2019, QVC has identified QxH and QVC-International as its two reportable segments. Both operating segments are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the Internet and mobile applications in certain markets.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Performance measures

	Three months ended June 30,				Six months ended June 30,
	2019		2018		2019		2018
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QxH	$1,874	395	1,900	401	3,731	747	3,826	770
QVC-International	640	106	656	100	1,284	207	1,332	207
Consolidated QVC	$2,514	501	2,556	501	5,015	954	5,158	977
Other information

	Three months ended June 30,				Six months ended June 30,
	2019		2018		2019		2018
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QxH	$28	67	30	52	56	136	59	105
QVC-International	26	3	13	3	44	6	28	6
Consolidated QVC	$54	70	43	55	100	142	87	111

	June 30, 2019
(in millions)	Total assets	Capital expenditures	Property and equipment, net
QxH	$12,244	140	776
QVC-International	2,155	13	417
Consolidated QVC	$14,399	153	1,193
The following table provides a reconciliation of Adjusted OIBDA to income before income taxes:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Adjusted OIBDA	$501	501	$954	$977
Transaction related costs	(1)	(1)	(1)	(9)
Stock-based compensation	(11)	(12)	(20)	(24)
Depreciation and amortization	(124)	(98)	(242)	(198)
Equity in losses of investee	(1)	(2)	(1)	(1)
(Losses) gains on financial instruments	(1)	—	(3)	1
Interest expense, net	(60)	(68)	(121)	(133)
Foreign currency gain (loss)	—	2	(3)	1
Income before income taxes	$303	322	563	614

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(13) Other Comprehensive Income
The change in the component of accumulated other comprehensive loss, net of taxes ("AOCL"), is summarized as follows:

(in millions)	Foreign currency translation adjustments	AOCL
Balance at January 1, 2019	$(144)	(144)
Other comprehensive income attributable to QVC, Inc. stockholder	5	5
Balance at June 30, 2019	(139)	(139)

Balance at January 1, 2018	$(93)	(93)
Other comprehensive income attributable to QVC, Inc. stockholder	(28)	(28)
Balance at June 30, 2018	(121)	(121)
The component of other comprehensive income is reflected in QVC's condensed consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive income:

(in millions)	Before-tax amount	Tax expense	Net-of-tax amount
Three months ended June 30, 2019
Foreign currency translation adjustments	$14	—	14
Other comprehensive income	14	—	14

Three months ended June 30, 2018
Foreign currency translation adjustments	$(97)	1	(96)
Other comprehensive income	(97)	1	(96)

Six months ended June 30, 2019
Foreign currency translation adjustments	$8	—	8
Other comprehensive income	8	—	8

Six months ended June 30, 2018
Foreign currency translation adjustments	$(26)	—	(26)
Other comprehensive income	(26)	—	(26)
(14) Subsequent Event
Subsequent to June 30, 2019, QVC declared and paid dividends to Qurate Retail in the amount of $170 million.

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Balance Sheets

June 30, 2019
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$11	186	253	—	450
Restricted cash	5	—	3	—	8
Accounts receivable, net	783	181	290	—	1,254
Inventories	752	274	280	—	1,306
Prepaid expenses and other current assets	65	17	53	—	135
Total current assets	1,616	658	879	—	3,153
Property and equipment, net	268	236	689	—	1,193
Operating lease right-of-use assets	3	14	131	—	148
Television distribution rights, net	—	198	1	—	199
Goodwill	4,190	922	864	—	5,976
Other intangible assets, net	547	3,087	27	—	3,661
Other noncurrent assets	11	12	46	—	69
Investments in subsidiaries	5,717	943	—	(6,660)	—
Total assets	$12,352	6,070	2,637	(6,660)	14,399
Liabilities and equity
Current liabilities:
Current portion of debt and finance lease obligations	$3	1	16	—	20
Accounts payable-trade	372	106	224	—	702
Accrued liabilities	150	372	335	—	857
Intercompany accounts payable (receivable)	62	(1,216)	1,154	—	—
Total current liabilities	587	(737)	1,729	—	1,579
Long-term portion of debt and finance lease obligations	4,921	6	145	—	5,072
Deferred income taxes	65	684	(59)	—	690
Other long-term liabilities	152	22	141	—	315
Total liabilities	5,725	(25)	1,956	—	7,656
Equity:
QVC, Inc. stockholder's equity	6,627	6,095	565	(6,660)	6,627
Noncontrolling interest	—	—	116	—	116
Total equity	6,627	6,095	681	(6,660)	6,743
Total liabilities and equity	$12,352	6,070	2,637	(6,660)	14,399

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Three months ended June 30, 2019
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,423	695	693	(297)	2,514
Operating costs and expenses
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	847	342	422	(33)	1,578
Operating	101	98	67	(87)	179
Selling, general and administrative, including transaction related costs and stock-based compensation	286	45	114	(177)	268
Depreciation	15	9	30	—	54
Amortization	18	48	4	—	70
	1,267	542	637	(297)	2,149
Operating income	156	153	56	—	365
Other (expense) income:
Equity in losses of investee	—	—	(1)	—	(1)
Losses on financial instruments	(1)	—	—	—	(1)
Interest (expense) income, net	(59)	—	(1)	—	(60)
Foreign currency gain (loss)	1	—	(1)	—	—
Intercompany interest income (expense)	8	10	(18)	—	—
	(51)	10	(21)	—	(62)
Income before income taxes	105	163	35	—	303
Income tax expense	(32)	(32)	(21)	—	(85)
Equity in earnings of subsidiaries, net of tax	145	—	—	(145)	—
Net income	218	131	14	(145)	218
Less net income attributable to the noncontrolling interest	(12)	—	(12)	12	(12)
Net income attributable to QVC, Inc. stockholder	$206	131	2	(133)	206

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Three months ended June 30, 2018
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,460	691	704	(299)	2,556
Operating costs and expenses
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	858	335	433	(37)	1,589
Operating	97	123	70	(81)	209
Selling, general and administrative, including transaction related costs and stock-based compensation	273	62	116	(181)	270
Depreciation	17	9	17	—	43
Amortization	19	34	2	—	55
	1,264	563	638	(299)	2,166
Operating income	196	128	66	—	390
Other (expense) income:
Equity in losses of investee	—	—	(2)	—	(2)
Interest expense, net	(57)	(9)	(2)	—	(68)
Foreign currency gain (loss)	6	—	(4)	—	2
Intercompany interest (expense) income	(8)	38	(30)	—	—
	(59)	29	(38)	—	(68)
Income before income taxes	137	157	28	—	322
Income tax expense	(38)	(27)	(13)	—	(78)
Equity in earnings of subsidiaries, net of tax	145	9	—	(154)	—
Net income	244	139	15	(154)	244
Less net income attributable to the noncontrolling interest	(11)	—	(11)	11	(11)
Net income attributable to QVC, Inc. stockholder	$233	139	4	(143)	233

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Six months ended June 30, 2019
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$2,810	1,408	1,390	(593)	5,015
Operating costs and expenses
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,692	715	851	(70)	3,188
Operating	204	192	137	(177)	356
Selling, general and administrative, including transaction related costs and stock-based compensation	559	99	226	(346)	538
Depreciation	31	18	51	—	100
Amortization	37	98	7	—	142
	2,523	1,122	1,272	(593)	4,324
Operating income	287	286	118	—	691
Other (expense) income:
Equity in losses of investee	—	—	(1)	—	(1)
Losses on financial instruments	(3)	—	—	—	(3)
Interest expense, net	(120)	2	(3)	—	(121)
Foreign currency (loss) gain	(1)	—	(2)	—	(3)
Intercompany interest (expense) income	16	18	(34)	—	—
	(108)	20	(40)	—	(128)
Income before income taxes	179	306	78	—	563
Income tax expense	(58)	(57)	(44)	—	(159)
Equity in earnings of subsidiaries, net of tax	283	5	—	(288)	—
Net income	404	254	34	(288)	404
Less net income attributable to the noncontrolling interest	(22)	—	(22)	22	(22)
Net income attributable to QVC, Inc. stockholder	$382	254	12	(266)	382

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Six months ended June 30, 2018
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$2,915	1,423	1,432	(612)	5,158
Operating costs and expenses
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,736	706	880	(77)	3,245
Operating	199	249	144	(170)	422
Selling, general and administrative, including transaction related costs and stock-based compensation	552	131	229	(365)	547
Depreciation	33	18	36	—	87
Amortization	39	67	5	—	111
	2,559	1,171	1,294	(612)	4,412
Operating income	356	252	138	—	746
Other (expense) income:
Equity in losses of investee	—	—	(1)	—	(1)
Gains on financial instruments	—	1	—	—	1
Interest expense, net	(114)	(17)	(2)	—	(133)
Foreign currency (loss) gain	2	—	(1)	—	1
Intercompany interest (expense) income	(15)	76	(61)	—	—
	(127)	60	(65)	—	(132)
Income before income taxes	229	312	73	—	614
Income tax expense	(60)	(62)	(36)	—	(158)
Equity in earnings of subsidiaries, net of tax	287	34	—	(321)	—
Net income	456	284	37	(321)	456
Less net income attributable to the noncontrolling interest	(22)	—	(22)	22	(22)
Net income attributable to QVC, Inc. stockholder	$434	284	15	(299)	434

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

Three months ended June 30, 2019
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$218	131	14	(145)	218
Foreign currency translation adjustments, net of tax	14	—	14	(14)	14
Total comprehensive income	232	131	28	(159)	232
Comprehensive income attributable to noncontrolling interest	(15)	—	(15)	15	(15)
Comprehensive income attributable to QVC, Inc. stockholder	$217	131	13	(144)	217
Condensed Consolidating Statements of Comprehensive Income

Three months ended June 30, 2018
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$244	139	15	(154)	244
Foreign currency translation adjustments, net of tax	(96)	—	(96)	96	(96)
Total comprehensive income	148	139	(81)	(58)	148
Comprehensive income attributable to noncontrolling interest	(6)	—	(6)	6	(6)
Comprehensive income attributable to QVC, Inc. stockholder	$142	139	(87)	(52)	142

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

Six months ended June 30, 2019
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$404	254	34	(288)	404
Foreign currency translation adjustments	8	—	8	(8)	8
Total comprehensive income	412	254	42	(296)	412
Comprehensive income attributable to noncontrolling interest	(25)	—	(25)	25	(25)
Comprehensive income attributable to QVC, Inc. stockholder	$387	254	17	(271)	387
Condensed Consolidating Statements of Comprehensive Income

Six months ended June 30, 2018
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$456	284	37	(321)	456
Foreign currency translation adjustments	(26)	—	(26)	26	(26)
Total comprehensive income	430	284	11	(295)	430
Comprehensive income attributable to noncontrolling interest	(24)	—	(24)	24	(24)
Comprehensive income attributable to QVC, Inc. stockholder	$406	284	(13)	(271)	406

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Cash Flows

Six months ended June 30, 2019
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$293	383	23	—	699
Investing activities:
Capital expenditures	(61)	(28)	(64)	—	(153)
Expenditures for television distribution rights	—	(124)	—	—	(124)
Changes in other noncurrent assets	(10)	8	(11)	—	(13)
Other investing activities	—	29	—	—	29
Intercompany investing activities	77	(319)	—	242	—
Net cash provided by (used in) investing activities	6	(434)	(75)	242	(261)
Financing activities:
Principal payments of debt and finance lease obligations	(1,420)	—	(5)	—	(1,425)
Principal borrowings of debt from senior secured credit facility	1,795	—	—	—	1,795
Principal repayment of senior secured notes	(400)	—	—	—	(400)
Dividends paid to Qurate Retail, Inc.	(469)	—	—	—	(469)
Dividends paid to noncontrolling interest	—	—	(28)	—	(28)
Other financing activities	(4)	—	—	—	(4)
Net short-term intercompany debt borrowings (repayments)	157	(201)	44	—	—
Other intercompany financing activities	(20)	246	16	(242)	—
Net cash (used in) provided by financing activities	(361)	45	27	(242)	(531)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	—	1	—	1
Net decrease in cash, cash equivalents and restricted cash	(62)	(6)	(24)	—	(92)
Cash, cash equivalents and restricted cash, beginning of period	78	192	280	—	550
Cash, cash equivalents and restricted cash, end of period	$16	186	256	—	458

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Cash Flows

Six months ended June 30, 2018
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$345	252	54	—	651
Investing activities:
Capital expenditures	(39)	(7)	(28)	—	(74)
Expenditures for television distribution rights	—	(60)	(1)	—	(61)
Other investing activities	—	(8)	—	—	(8)
Changes in other noncurrent assets	1	—	(1)	—	—
Intercompany investing activities	89	(105)	—	16	—
Net cash provided by (used in) investing activities	51	(180)	(30)	16	(143)
Financing activities:
Principal payments of debt and capital lease obligations	(1,442)	(160)	(6)	—	(1,608)
Principal borrowings of debt from senior secured credit facility	1,278	180	—	—	1,458
Capital contributions received from Qurate Retail, Inc.	140	—	—	—	140
Dividends paid to Qurate Retail, Inc.	(243)	—	—	—	(243)
Dividends paid to noncontrolling interest	—	—	(23)	—	(23)
Other financing activities	(7)	(7)	—	—	(14)
Net short-term intercompany debt (repayments) borrowings	(86)	36	50	—	—
Other intercompany financing activities	(14)	5	25	(16)	—
Net cash (used in) provided by financing activities	(374)	54	46	(16)	(290)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	—	4	—	4
Net increase in cash, cash equivalents and restricted cash	22	126	74	—	222
Cash, cash equivalents and restricted cash, beginning of period	7	55	228	—	290
Cash, cash equivalents and restricted cash, end of period	$29	181	302	—	512

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; QRG initiatives; revenue growth; remediation of material weaknesses; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash and contractual obligations; interest rate swap arrangements; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

•	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;

•	domestic and international economic and business conditions and industry trends;

•	changes in tariffs, trade policy and trade relations following the 2016 U.S. presidential election and the vote by the United Kingdom ("U.K.") to exit from the European Union (“Brexit”);

•	consumer spending levels, including the availability and amount of individual consumer debt and customer bad debt;

•	advertising spending levels;

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
In the United States ("U.S."), our televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full-time basis, including QVC, QVC2, HSN and HSN2. During the first quarter of 2019, the Company transitioned its Beauty iQ channel to QVC 3. Our U.S. programming is also available on QVC.com and HSN.com, our U.S. websites; mobile applications via streaming video; over-the-air broadcasters; and over-the-top content platforms (Roku, Apple TV, Amazon Fire, Facebook, etc.).
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

The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the six months ended June 30, 2019 and 2018, QVC-Japan paid dividends to Mitsui of $28 million and $23 million, respectively.
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

The Company is an indirect wholly-owned subsidiary of Qurate Retail (Nasdaq: QRTEA and QRTEB), which owns interests in a broad range of digital commerce businesses, including Qurate Retail's other wholly-owned subsidiaries Zulily, LLC ("Zulily"), HSN, Inc. ("HSN") prior to the transfer of ownership of HSN to QVC (described below), Cornerstone Brands, Inc. (former subsidiary of HSN prior to the transfer of ownership of HSN to QVC, "CBI") and other minority investments. QVC is part of the Qurate Retail Group ("QRG"), formerly QVC Group, a portfolio of brands including QVC, HSN, Zulily and CBI. On March 9, 2018, Qurate Retail, GCI Liberty, Inc. ("GCI Liberty") (formerly General Communication, Inc.), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Qurate Retail completed the previously announced transactions whereby Qurate Retail acquired GCI Liberty through a reorganization in which certain assets and liabilities attributed to Qurate Retail’s Ventures Group were contributed to GCI Liberty in exchange for a controlling interest in GCI Liberty. Qurate Retail then effected a tax-free separation of its controlling interest in the combined company. Qurate Retail's QVC Group common stock became the only outstanding common stock of Qurate Retail.
On October 1, 2015, Qurate Retail acquired all of the outstanding shares of Zulily (now known as Zulily, LLC). Zulily is an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. Zulily is not part of the results of operations or financial position of QVC presented in the accompanying consolidated financial statements. During each of the six months ended June 30, 2019 and 2018 QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. QVC allocated expenses of $4 million and $2 million to Zulily for the six months ended June 30, 2019 and 2018, respectively. Zulily allocated expenses of $4 million and $3 million to QVC for the six months ended June 30, 2019 and 2018, respectively.
On December 31, 2018, QVC amended and restated its senior secured credit facility (the "Fourth Amended and Restated Credit Agreement") increasing the revolving credit facility from $2.65 billion to $3.65 billion as explained further in notes 1 and 6 in the accompanying condensed consolidated financial statements. The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or Zulily. Under the terms of the Fourth Amended and Restated Credit Agreement, QVC and Zulily are jointly and severally liable for all amounts borrowed on the $400 million tranche. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of Zulily. As of June 30, 2019, there was $168 million borrowed by Zulily on the $400 million tranche of the Fourth Amended and Restated Credit Agreement, none of which the Company expects to repay on behalf of Zulily.
On December 29, 2017, Qurate Retail completed the acquisition of the remaining 62% ownership interest of HSN that it did not already own in an all-stock transaction. On December 31, 2018, Qurate Retail transferred its 100% ownership interest in HSN to QVC through a transaction among entities under common control. As a result of the transaction, the assets and liabilities of HSN (excluding its ownership interest in CBI) were transferred from Qurate Retail at Qurate Retail's historical cost to QVC through an equity contribution. CBI remained a subsidiary of Qurate Retail outside of the QVC structure. Beginning January 1, 2019, the Company's U.S. operations and HSN were combined to form the "QxH" reportable operating segment. As a result of the common control transaction with Qurate Retail, the Company retrospectively adjusted certain balances within the consolidated financial statements for the six months ended June 30, 2018, in order to combine the financial results of the Company and HSN since Qurate Retail's acquisition of HSN on December 29, 2017. All periods presented are prepared on a combined basis and are referred to as the condensed consolidated financial statements herein. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.
QVC engages with CBI, which is a wholly owned subsidiary of Qurate Retail and prior to the common control transaction between QVC and Qurate Retail, included as part of HSN. CBI is not part of the results of operations or financial position of QVC presented in these consolidated financial statements. During the six months ended June 30, 2019, QVC and CBI engaged in multiple transactions relating to sourcing of merchandise, personnel and business advisory services. QVC allocated expenses of $11 million and $26 million to CBI for the six months ended June 30, 2019 and 2018, respectively. CBI allocated expenses of $1 million and $12 million to QVC for the six months ended June 30, 2019 and 2018, respectively. CBI also repaid a $29 million note receivable to QVC during the six months ended June 30, 2019.
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
QVC intends to employ several strategies to achieve these objectives. Among these strategies are to (i) extend the breadth, relevance and exposure of the QVC and HSN brands; (ii) source products that represent unique quality and value; (iii) create engaging, video-rich shopping experiences across our broadcast networks, websites, mobile applications and social pages; (iv) leverage customer loyalty and continue multi-platform expansion; and (v) create a compelling and differentiated customer service experience. In addition, we are exploring opportunities to evolve the International operating model to pursue growth opportunities in a more leveraged way across markets.
QVC's future net revenue growth will primarily depend on sales growth from e-commerce and mobile platforms, additions of new customers from households already receiving QVC's broadcast programming and increased spending from existing customers. QVC's future net revenue may also be affected by (i) the willingness of cable television and direct-to-home satellite system operators to continue carrying QVC's programming service; (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult due to governmental action or from distributors converting analog customers to digital; (iii) changes in television viewing habits because of personal video recorders, video-on-demand and Internet video services; (iv) QVC's ability to source new and compelling products and (v) general economic conditions.
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

Results of Operations
QVC's operating results were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Net revenue	$2,514	2,556	5,015	5,158
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,578	1,589	3,188	3,245
Operating	179	209	356	422
Selling, general and administrative, excluding transaction related costs and stock-based compensation	256	257	517	514
Adjusted OIBDA (defined below)	501	501	954	977
Transaction related costs	1	1	1	9
Stock-based compensation	11	12	20	24
Depreciation	54	43	100	87
Amortization	70	55	142	111
Operating income	365	390	691	746
Other (expense) income:
Equity in losses of investee	(1)	(2)	(1)	(1)
(Losses) gains on financial instruments	(1)	—	(3)	1
Interest expense, net	(60)	(68)	(121)	(133)
Foreign currency gain (loss)	—	2	(3)	1
	(62)	(68)	(128)	(132)
Income before income taxes	303	322	563	614
Income tax expense	(85)	(78)	(159)	(158)
Net income	218	244	404	456
Less net income attributable to the noncontrolling interest	(12)	(11)	(22)	(22)
Net income attributable to QVC, Inc. stockholder	$206	233	382	434

Net revenue
Net revenue by segment was as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
QxH	$1,874	1,900	3,731	3,826
QVC-International	640	656	1,284	1,332
Consolidated QVC	$2,514	2,556	5,015	5,158
QVC's consolidated net revenue decreased 1.6% and 2.8% for the three and six months ended June 30, 2019, respectively, as compared to the corresponding period in the prior year. The three month decrease in net revenue is primarily due to a 0.6% decrease in units shipped and $26 million in unfavorable foreign exchange rates across all markets, which was partially offset by a slight increase in average selling price per unit ("ASP"). The six months decrease in net revenue is primarily due to a 1.9% decrease in units shipped and $61 million in unfavorable foreign exchange rates across all markets, which was partially offset by a $23 million decrease in estimated product returns, primarily driven by the decrease in sales volume at QxH and a slight increase in ASP driven by the international market.
During the three and six months ended June 30, 2019 and 2018, the changes in revenue and expenses were affected by changes in the exchange rates for the U.K. Pound Sterling, the Euro and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
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
The percentage change in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended June 30, 2019			Six months ended June 30, 2019
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	(1.3)%	—%	(1.3)%	(2.5)%	—%	(2.5)%
QVC-International	(2.4)%	(3.7)%	1.3%	(3.6)%	(4.6)%	1.0%
QxH net revenue decrease for the three months ended June 30, 2019 was primarily due to a 2.6% decrease in ASP partially offset by a 1.2% increase in units shipped. For the three months ended June 30, 2019, QxH experienced shipped sales declines in jewelry and apparel, partially offset by growth in accessories and electronics while home and beauty remained flat. For the six months ended June 30, 2019, QxH net revenue decreased due to a 1.7% decrease in units shipped and a 1.3% decline in ASP which was partially offset by a $23 million decrease in estimated product returns, primarily driven by the decrease in sales volume. For the six months ended June 30, 2019, QxH experienced shipped sales decline in all categories except accessories and electronics.
QVC-International net revenue growth in constant currency for the three months ended June 30, 2019 was primarily due to a 6.7% increase in ASP, driven by ASP increases in all markets as well as a $2 million decrease in estimated product returns which was partially offset by a 4.5% decrease in units shipped driven by Germany and the U.K. The decrease in estimated product returns was primarily due to a lower return rate offset by increased sales volume. QVC-International net revenue growth in constant currency for the six months ended June 30, 2019 was primarily due to a 3.8% increase in ASP in all markets, which was partially offset by a 2.3% decrease in units shipped driven by Germany and the U.K. For both the three and six months ended June 30, 2019, QVC-International experienced shipped sales growth in constant currency in all categories except accessories.

Cost of goods sold (excluding depreciation and amortization)
QVC's cost of goods sold as a percentage of net revenue was 62.8% and 63.6% for the three and six months ended June 30, 2019, respectively, compared to 62.2% and 62.9% for the three and six months ended June 30, 2018, respectively. The increase in cost of goods sold as a percentage of revenue is primarily due to an increase in product fulfillment costs at QxH.

Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses decreased $30 million or 14% and $66 million or 16% for the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018.
For the three months ended June 30, 2019, operating expenses decreased primarily due to a $25 million decrease in commissions at QxH, a $4 million decrease in personnel costs at QxH and a $2 million decrease due to favorable exchange rates. For the six months ended June 30, 2019, operating expenses decreased primarily due to a $53 million decrease in commissions at QxH, an $8 million decrease in personnel costs at QxH and a $5 million decrease due to favorable exchange rates. The decrease in commissions for both comparable periods is primarily due to new longer term television distribution rights agreements entered into at HSN, which led to increased capitalization of television distribution rights agreements and favorable terms on commissions.
Selling, general and administrative expenses (excluding transaction related costs and stock-based compensation)
QVC's selling, general, and administrative expenses (excluding transaction related costs as defined below and stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, and marketing and advertising expenses. Such expenses decreased $1 million and increased $3 million for the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018. As a percentage of net revenue, such expenses were 10.2% and 10.3% for the three and six months ended June 30, 2019, respectively and were 10.1% and 10.0% for the three and six months ended June 30, 2018, respectively.
For the three months ended June 30, 2019, the decrease was primarily due to a $7 million decrease in personnel costs primarily in QxH, France and the U.K. offset by increases in Japan, and a $4 million decrease due to favorable exchange rates. The decreases were partially offset by a $6 million increase in bad debt expense and a $5 million increase in outside services primarily in QxH. For the six months ended June 30, 2019, the increase was primarily due to a $5 million increase in online marketing expenses primarily in QxH, a $10 million increase in bad debt expense and a $9 million increase in outside services primarily in QxH. These increases were partially offset by a $13 million decrease in personnel costs primarily in QxH, France and the U.K. offset by increases in Japan and Germany, and a $9 million decrease due to favorable exchange rates. The increase in bad debt expense for both comparable periods is primarily due to increased Easy Pay usage and the number of installments taken at QxH, and to a lesser extent, Germany.
Transaction related costs
Transaction related costs include restructuring, integration, and advisory fees ("transaction related costs") that were incurred by QVC as it relates to Qurate Retail's acquisition of HSN on December 29, 2017 as well as the closure of France operations that was effective in March 2019. QVC recorded $1 million in transaction related costs for both the three and six months ended June 30, 2019 and recorded $1 million and $9 million in transaction related costs for the three and six months ended June 30, 2018, respectively.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $11 million and $20 million of stock-based compensation expense for the three and six months ended June 30, 2019, respectively, and recorded $12 million and $24 million of stock-based compensation expense for the three and six months ended June 30, 2018, respectively. The decrease in stock compensation expense is primarily due to forfeitures of non-vested options from terminated individuals.

Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Affiliate agreements	$1	1	2	2
Customer relationships	12	12	24	24
Other technology	4	4	8	8
Acquisition related amortization	17	17	34	34
Property and equipment	54	43	100	87
Software amortization	22	22	44	46
Channel placement amortization and related expenses	31	16	64	31
Total depreciation and amortization	$124	98	242	198
For the three and six months ended June 30, 2019, channel placement amortization expense increased primarily due to new television distribution contracts entered into at HSN. For the three and six months ended June 30, 2019, property and equipment depreciation increased due to the disposition of assets in France.
Equity in losses of investee
The loss that was associated with our joint venture in China is accounted for as equity method investments.
Interest expense, net
For the three and six months ended June 30, 2019, consolidated interest expense, net decreased $8 million and $12 million, respectively, as compared to the corresponding periods in the prior year. The decreases are primarily related to a decrease in the average debt balances during the three and six months ended June 30, 2019 compared to June 30, 2018.
Foreign currency (loss) gain
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. For the three and six months ended June 30, 2019, the change in foreign currency loss was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.
Income taxes
Our effective tax rate was 28.1% and 28.2% for the three and six months ended June 30, 2019, respectively, compared to an effective tax rate of 24.2% and 25.7% for the three and six months ended June 30, 2018, respectively. The 2019 rate differs from the U.S. federal income tax rate of 21% due primarily to state and foreign tax expenses, and valuation allowances established for foreign net operating losses and excess U.S. foreign tax credits. The 2019 effective tax rate has increased from the prior year for both periods presented primarily due to an increase in state accruals and additional valuation allowances on foreign net operating losses and foreign tax credits in the current year.

Adjusted Operating Income before Depreciation and Amortization (Adjusted OIBDA)
To provide investors with additional information regarding our financial statements, we disclose Adjusted OIBDA, which is a non-GAAP measure. QVC defines Adjusted OIBDA as net revenue less cost of goods sold, operating expenses and selling, general and administrative expenses (excluding transaction related costs and stock-based compensation). QVC's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate the businesses and make decisions about allocating resources among the businesses. QVC believes that this is an important indicator of the operational strength and performance of the segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows QVC to view operating results, perform analytical comparisons and perform benchmarking among its businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation, amortization, stock-based compensation and transaction related costs (including restructuring, integration, and advisory fees) that are included in the measurement of operating income pursuant to U.S. generally accepted accounting principles ("U.S. GAAP"). Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.
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
As of June 30, 2019, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and certain of its subsidiaries and have equal priority to the senior secured credit facility. With exception of the 6.375% Senior Secured Notes due 2067, in which the interest is payable quarterly, the interest on QVC's senior secured notes is payable semi-annually.

Senior Secured Credit Facility
On December 31, 2018, QVC entered into the Fourth Amended and Restated Credit Agreement with Zulily as borrowers (collectively, the “Borrowers”) which is a multi-currency facility that provides for a $3.65 billion revolving credit facility with a $450 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by the Company or Zulily with a $50 million sub-limit for standby letters of credit. The remaining $3.25 billion and any incremental loans may be borrowed only by the Company. Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.75% depending on the Borrowers’ combined ratio of Consolidated Total Debt to Consolidated EBITDA for the most recent four fiscal quarter period (the “Combined Consolidated Leverage Ratio”). Borrowings that are London Interbank Offered Rate ("LIBOR") loans will bear interest at a per annum rate equal to the applicable LIBOR rate plus a margin that varies between 1.25% and 1.75% depending on the Borrowers’ Combined Consolidated Leverage Ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if Zulily ceases to be controlled by Qurate Retail, all of its loans must be repaid and its letters of credit cash collateralized. The facility matures on December 31, 2023. Payment of loans may be accelerated following certain customary events of default.
QVC had $1,895 million available under the terms of the Fourth Amended and Restated Credit Agreement as of June 30, 2019, including the portion available under the $400 million tranche that Zulily may also borrow on. The interest rate on the Fourth Amended and Restated Credit Agreement was 3.9% as of June 30, 2019.
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
Other Debt Related Information
QVC was in compliance with all of its debt covenants as of June 30, 2019.
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

Interest Rate Swap Arrangements
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in (losses) gains on financial instruments in the accompanying condensed consolidated statements of operations. The swap arrangement expired in June 2019. In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million. The new swap arrangement will not qualify as a cash flow hedge under U.S. GAAP.
As of December 31, 2017, HSN had an outstanding interest rate swap that effectively converted $250 million of its variable rate bank credit facility to a fixed rate of 1.05% with a maturity date in January 2020. The Company accounted for the interest rate swap at fair value with changes recorded through (losses) gains on financial instruments in the condensed consolidated statements of operations. On December 31, 2018, the interest rate swap was terminated as a result of the termination of HSN's $1.25 billion five-year syndicated credit agreement entered into on January 27, 2015. Subsequently, QVC entered into a thirteen month interest rate swap arrangement with the same terms. The new swap instrument does not qualify as a cash flow hedge and the fair value of the swap instrument was in a net asset position of approximately $1 million as of June 30, 2019, which was included in prepaid expenses and other current assets.

Additional Cash Flow Information
During the six months ended June 30, 2019, QVC's primary uses of cash were $1,425 million of principal payments of the senior secured credit facility and finance lease obligations, $469 million of dividends to Qurate Retail, $400 million of principal repayments of our senior secured notes, $277 million of capital and television distribution rights expenditures and $28 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,795 million of principal borrowings from the senior secured credit facility and $699 million of cash provided by operating activities. As of June 30, 2019, QVC's cash, cash equivalents and restricted cash balance was $458 million.
During the six months ended June 30, 2018, QVC's primary uses of cash were $1,608 million of principal payments on debt and finance lease obligations, $243 million of dividends to Qurate Retail, $135 million of capital and television distribution rights expenditures and $23 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,458 million of principal borrowings from the senior secured credit facility, $651 million of cash provided by operating activities and a $140 million capital contribution from Qurate Retail. As of June 30, 2018, QVC's cash, cash equivalents balance and restricted cash was $512 million.
The change in cash provided by operating activities for the six months ended June 30, 2019 compared to the previous year was primarily due to changes in working capital offset by lower net income. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
As of June 30, 2019, $210 million of the $458 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 64% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
Other
Capital expenditures in 2019 are expected to be between $330 to $350 million, including $153 million already expended and $48 million in non-cash capital additions for the six months ended June 30, 2019.
Refer to the chart under the "Off-balance Sheet Arrangements and Aggregate Contractual Obligations" section below for additional information concerning the amount and timing of expected future payments under QVC's contractual obligations as of June 30, 2019.

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
Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations as of June 30, 2019 is summarized below:

	Payments due by period
(in millions)	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt (1)	$—	—	—	500	2,315	2,125	4,940
Interest payments (2)	116	235	234	234	192	1,270	2,281
Finance lease obligations (including imputed interest)	15	27	25	23	22	117	229
Operating lease obligations	$14	29	20	18	16	155	252
(1) Amounts exclude Finance lease obligations and the issue discounts on the 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
(2) Amounts (i) are based on the terms of QVC's senior secured credit facility and senior secured notes, (ii) assumes the interest rates on the floating rate debt remain constant at the rates in effect as of June 30, 2019, (iii) assumes that our existing debt is repaid at maturity and (iv) excludes finance lease obligations.
Adoption of new accounting pronouncements
In February 2016 and subsequently, the Financial Accounting Standards Board ("FASB") issued new guidance which revises the accounting related to lessee accounting as part of Accounting Standards Codification ("ASC") 842. Under the new guidance, lessees are required to recognize a lease liability and a right-of-use asset for most operating leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The Company adopted ASC 842 on January 1, 2019 utilizing the modified retrospective transition approach and did not restate comparative periods. The Company elected the package of practical expedients permitted under the transition guidance, which allows it to carry forward its historical lease classification, its determination regarding whether a contract contains a lease and any initial indirect costs that had existed prior to the adoption of this new standard. The Company also elected to combine both lease and non-lease components and elected for all short leases with a term of less than 12 months to not record a related operating lease right-of-use asset and operating lease liability on the consolidated balance sheet. The Company recognized $92 million of operating lease right-of-use assets, $18 million in short-term operating lease liabilities and $87 million of long-term operating lease liabilities on the consolidated balance sheet upon adoption of the new standard. The operating lease liabilities were determined based on the present value of the remaining minimum rental payments and the operating lease right-of-use asset was determined based on the value of the lease liabilities, adjusted for deferred rent balances of $13 million, which were previously included in accrued liabilities and other long-term liabilities.
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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at June 30, 2019:

(in millions, except percentages)	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	—	—	500	750	2,125	3,375	3,415
Weighted average interest rate on fixed rate debt	—%	—%	—%	5.1%	4.4%	5.2%	5.0%	N/A
Variable rate debt (1)	$—	—	—	—	1,565	—	1,565	1,565
Average interest rate on variable rate debt	—%	—%	—%	—%	3.9%	—%	3.9%	N/A
(1) Amounts exclude finance lease obligations and the issue discounts on the 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
N/A - Not applicable.
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in (losses) gains on financial instruments in the accompanying condensed consolidated statements of operations. The swap arrangement expired in June 2019. In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million. The new swap arrangement will not qualify as a cash flow hedge under U.S. GAAP.

As of December 31, 2017, HSN had an outstanding interest rate swap that effectively converted $250 million of its variable rate bank credit facility to a fixed rate of 1.05% with a maturity date in January 2020. The Company accounted for the interest rate swap at fair value with changes recorded through (losses) gains on financial instruments in the condensed consolidated statements of operations. On December 31, 2018, the interest rate swap was terminated as a result of the termination of HSN's $1.25 billion five-year syndicated credit agreement entered into on January 27, 2015. Subsequently, QVC entered into a thirteen month interest rate swap arrangement with the same terms. The new swap instrument does not qualify as a cash flow hedge and the fair value of the swap instrument was in a net asset position of approximately $1 million as of June 30, 2019, which was included in prepaid expenses and other current assets. A 1% change in the one-month U.S. LIBOR rate (floating portion of the interest rate swap) will result in a change in the value of the swap instrument of less than $2 million.

Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three and six months ended June 30, 2019 would have been impacted by approximately $1 million and $2 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The Fourth Amended and Restated Credit Agreement provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of June 30, 2019, no borrowings in foreign currencies were outstanding.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2019 because of the material weaknesses in our internal control over financial reporting as discussed in more detail in our Form 10-K for the year ended December 31, 2018. Management has continued to monitor the implementation of the remediation plan described in our 10-K for the year ended December 31, 2018, as described below.

Changes in Internal Control Over Financial Reporting
During the three months ending June 30, 2019, we continued to review the design of our controls, made adjustments and continued implementing controls to alleviate the noted control deficiencies. Other than these items, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
QVC, Inc.

Date: August 8, 2019	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2019	By:/s/ JEFFREY A. DAVIS
Jeffrey A. Davis
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-2