Form 10-Q
period 2019-09-30
QVC INC
filed 2019-11-12
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-38654
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

QVC, Inc.
2019 QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(in millions, except share amounts)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$551	543
Restricted cash	8	7
Accounts receivable, less allowance for doubtful accounts of $110 at September 30, 2019 and $112 at December 31, 2018	1,218	1,787
Inventories	1,439	1,280
Prepaid expenses and other current assets	135	216
Total current assets	3,351	3,833
Property and equipment, net of accumulated depreciation of $1,370 at September 30, 2019 and $1,281 at December 31, 2018	1,179	1,165
Operating lease right-of-use assets	218	—
Television distribution rights, net	169	140
Goodwill	5,954	5,972
Other intangible assets, net	3,652	3,666
Other noncurrent assets	109	80
Total assets	$14,632	14,856
Liabilities and equity
Current liabilities:
Current portion of debt and finance lease obligations	$18	421
Accounts payable-trade	868	1,008
Accrued liabilities	835	1,026
Total current liabilities	1,721	2,455
Long-term portion of debt and finance lease obligations	5,115	4,699
Deferred income taxes	727	700
Other long-term liabilities	350	173
Total liabilities	7,913	8,027
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	9,199	9,123
Accumulated deficit	(2,429)	(2,269)
Accumulated other comprehensive loss	(174)	(144)
Total QVC, Inc. stockholder's equity	6,596	6,710
Noncontrolling interest	123	119
Total equity	6,719	6,829
Total liabilities and equity	$14,632	14,856

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Net revenue	$2,504	2,569	7,519	7,727
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,615	1,637	4,803	4,882
Operating	181	208	537	630
Selling, general and administrative, including transaction related costs and stock-based compensation	266	311	804	858
Depreciation	43	43	143	130
Amortization	69	65	211	176
	2,174	2,264	6,498	6,676
Operating income	330	305	1,021	1,051
Other expense:
Equity in losses of investee	—	(1)	(1)	(2)
Losses on financial instruments	(2)	(1)	(5)	—
Interest expense, net	(61)	(50)	(182)	(183)
Foreign currency loss	—	(1)	(3)	—
	(63)	(53)	(191)	(185)
Income before income taxes	267	252	830	866
Income tax expense	(79)	(71)	(238)	(229)
Net income	188	181	592	637
Less net income attributable to the noncontrolling interest	(14)	(11)	(36)	(33)
Net income attributable to QVC, Inc. stockholder	$174	170	556	604

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Net income	$188	181	592	637
Foreign currency translation adjustments, net of tax	(36)	(22)	(28)	(48)
Total comprehensive income	152	159	564	589
Comprehensive income attributable to noncontrolling interest	(13)	(8)	(38)	(32)
Comprehensive income attributable to QVC, Inc. stockholder	$139	151	526	557

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
(in millions)	2019	2018
Operating activities:
Net income	$592	637
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of investee	1	2
Deferred income taxes	(4)	(8)
Foreign currency loss	3	—
Depreciation	143	130
Amortization	211	176
Change in fair value of financial instruments and noncash interest	10	5
Stock-based compensation	30	34
Change in other long-term liabilities	(26)	19
Other non-cash charges, net	8	—
Effects of changes in working capital items	50	(80)
Net cash provided by operating activities	1,018	915
Investing activities:
Capital expenditures	(225)	(136)
Expenditures for television distribution rights	(128)	(120)
Changes in other noncurrent assets	(9)	1
Other investing activities	29	(25)
Net cash used in investing activities	(333)	(280)
Financing activities:
Principal payments of senior secured credit facility and finance lease obligations	(1,648)	(2,636)
Principal borrowings of debt from senior secured credit facility	2,061	1,731
Principal repayment of senior secured notes	(400)	—
Proceeds from issuance of senior secured notes	—	225
Payment of debt origination fees	—	(8)
Capital contribution received from Qurate Retail, Inc.	50	520
Dividends paid to Qurate Retail, Inc.	(698)	(297)
Dividends paid to noncontrolling interest	(34)	(23)
Other financing activities	(4)	(18)
Net cash used in financing activities	(673)	(506)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(3)	(2)
Net increase in cash, cash equivalents and restricted cash	9	127
Cash, cash equivalents and restricted cash, beginning of period	550	290
Cash, cash equivalents and restricted cash, end of period	$559	417
Effects of changes in working capital items:
Decrease in accounts receivable	$575	540
Increase in inventories	(169)	(320)
Decrease (increase) in prepaid expenses and other current assets	32	(71)
(Decrease) increase in accounts payable-trade	(111)	18
Decrease in accrued liabilities and other	(277)	(247)
Effects of changes in working capital items	$50	(80)

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2017	1	$—	8,576	(2,797)	(93)	110	5,796
Adjustments due to new accounting pronouncements	—	—	—	13	—	—	13
Net income	—	—	—	604	—	33	637
Foreign currency translation adjustments, net of tax	—	—	—	—	(47)	(1)	(48)
Capital contribution paid from Qurate Retail, Inc.	—	—	520	—	—	—	520
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(297)	—	(23)	(320)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(8)	—	—	(8)
Withholding taxes on net share settlements of stock-based compensation	—	—	(18)	—	—	—	(18)
Stock-based compensation	—	—	34	—	—	—	34
Balance, September 30, 2018	1	$—	9,112	(2,485)	(140)	119	6,606

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, June 30, 2018	1	$—	8,724	(2,596)	(121)	111	6,118
Net income	—	—	—	170	—	11	181
Foreign currency translation adjustments, net of tax	—	—	—	—	(19)	(3)	(22)
Capital contribution paid from Qurate Retail, Inc.	—	—	380	—	—	—	380
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(54)	—	—	(54)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(5)	—	—	(5)
Withholding taxes on net share settlements of stock-based compensation	—	—	(2)	—	—	—	(2)
Stock-based compensation	—	—	10	—	—	—	10
Balance, September 30, 2018	1	$—	9,112	(2,485)	(140)	119	6,606

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2018	1	$—	9,123	(2,269)	(144)	119	6,829
Net income	—	—	—	556	—	36	592
Foreign currency translation adjustments, net of tax	—	—	—	—	(30)	2	(28)
Capital contribution paid from Qurate Retail, Inc.	—	—	50	—	—	—	50
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(698)	—	(34)	(732)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(18)	—	—	(18)
Withholding taxes on net share settlements of stock-based compensation	—	—	(4)	—	—	—	(4)
Stock-based compensation	—	—	30	—	—	—	30
Balance, September 30, 2019	1	$—	9,199	(2,429)	(174)	123	6,719

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, June 30, 2019	1	$—	9,139	(2,373)	(139)	116	6,743
Net income	—	—	—	174	—	14	188
Foreign currency translation adjustments, net of tax	—	—	—	—	(35)	(1)	(36)
Capital contribution paid from Qurate Retail, Inc.	—	—	50	—	—	—	50
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(229)	—	(6)	(235)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(1)	—	—	(1)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—
Stock-based compensation	—	—	10	—	—	—	10
Balance, September 30, 2019	1	$—	9,199	(2,429)	(174)	123	6,719

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
In the United States ("U.S."), QVC's televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full-time basis, including QVC, QVC2, QVC3, HSN and HSN2. During the first quarter of 2019, the Company transitioned its Beauty iQ broadcast channel to QVC 3 and Beauty iQ content was moved to a digital only platform. The Company's U.S. programming is also available on QVC.com and HSN.com, QVC's U.S. websites; mobile applications via streaming video; over-the-air broadcasters; and over-the-top content platforms (Roku, Apple TV, Amazon Fire, Facebook, etc.).
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
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the nine months ended September 30, 2019 and 2018, QVC-Japan paid dividends to Mitsui of $34 million and $23 million, respectively.
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
The Company is an indirect wholly-owned subsidiary of Qurate Retail, Inc. ("Qurate Retail") (formerly Liberty Interactive Corporation) (Nasdaq: QRTEA and QRTEB), which owns interests in a broad range of digital commerce businesses, including Qurate Retail's other wholly-owned subsidiaries Zulily, LLC ("Zulily"), HSN, Inc. ("HSN") prior to the transfer of ownership of HSN to QVC (described below), Cornerstone Brands, Inc. (former subsidiary of HSN prior to the transfer of ownership of HSN to QVC, "CBI") and other minority investments. QVC is part of the Qurate Retail Group ("QRG"), formerly QVC Group, a portfolio of brands including QVC, HSN, Zulily and CBI. On March 9, 2018, Qurate Retail, GCI Liberty, Inc. ("GCI Liberty") (formerly General Communication, Inc.), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Qurate Retail, completed the previously announced transactions whereby Qurate Retail acquired GCI Liberty through a reorganization in which certain assets and liabilities attributed to Qurate Retail’s Ventures Group were contributed to GCI Liberty in exchange for a controlling interest in GCI Liberty. Qurate Retail then effected a tax-free separation of its controlling interest in the combined company. Qurate Retail's QVC Group common stock became the only outstanding common stock of Qurate Retail.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

On October 1, 2015, Qurate Retail acquired all of the outstanding shares of Zulily, an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. Zulily is not part of the results of operations or financial position of QVC presented in these condensed consolidated financial statements. During each of the nine months ended September 30, 2019 and 2018, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. QVC allocated expenses of $5 million and $4 million to Zulily for the nine months ended September 30, 2019 and 2018, respectively. Zulily allocated expenses of $7 million and $4 million to QVC for the nine months ended September 30, 2019 and 2018, respectively.
On December 31, 2018, QVC amended and restated its senior secured credit facility (the "Fourth Amended and Restated Credit Agreement") increasing the revolving credit facility from $2.65 billion to $3.65 billion as explained further in note 6. The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or Zulily. Under the terms of the Fourth Amended and Restated Credit Agreement, QVC and Zulily are jointly and severally liable for all amounts borrowed on the $400 million tranche. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of Zulily. As of September 30, 2019, there was $162 million borrowed by Zulily on the $400 million tranche of the Fourth Amended and Restated Credit Agreement, none of which the Company expects to repay on behalf of Zulily.
On December 29, 2017, Qurate Retail completed the acquisition of the remaining 62% ownership interest of HSN that it did not already own in an all-stock transaction. On December 31, 2018, Qurate Retail transferred its 100% ownership interest in HSN to QVC through a transaction among entities under common control. As a result of the transaction, the assets and liabilities of HSN (excluding its ownership interest in CBI) were transferred from Qurate Retail at Qurate Retail's historical cost to QVC through an equity contribution. CBI remained a subsidiary of Qurate Retail outside of the QVC legal structure. Beginning January 1, 2019, the Company's U.S. operations and HSN were combined to form the "QxH" reportable operating segment (see note 12). As a result of the common control transaction with Qurate Retail, the Company retrospectively adjusted certain balances within the consolidated financial statements for the three and nine months ended September 30, 2018, in order to combine the financial results of the Company and HSN since Qurate Retail's acquisition of HSN on December 29, 2017. All periods presented are prepared on a combined basis and are referred to as the condensed consolidated financial statements herein. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.
QVC engages with CBI, which is a wholly owned subsidiary of Qurate Retail and prior to the common control transaction between QVC and Qurate Retail, included as part of HSN. CBI is not part of the results of operations or financial position of QVC presented in these consolidated financial statements. During the nine months ended September 30, 2019, QVC and CBI engaged in multiple transactions relating to sourcing of merchandise, personnel and business advisory services. QVC allocated expenses of $20 million and $38 million to CBI for the nine months ended September 30, 2019 and 2018, respectively. CBI allocated expenses of $1 million and $4 million to QVC for the nine months ended September 30, 2019 and 2018, respectively. In the third quarter of 2018, CBI forgave $9 million in intercompany interest payable from HSN, which HSN had previously recorded as interest expense, net during the six months ending June 30, 2018. CBI also repaid a $29 million note receivable to QVC during the nine months ended September 30, 2019.
On October 2018, QRG announced a series of initiatives designed to better position its QxH businesses (“QRG Initiatives”). As part of the QRG Initiatives, QVC will close its fulfillment centers in Lancaster, Pennsylvania and Roanoke, Virginia and has entered into an agreement to lease a new fulfillment center in Bethlehem, Pennsylvania (see note 7).
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(2) Television Distribution Rights, Net
Television distribution rights consisted of the following:

(in millions)	September 30, 2019	December 31, 2018
Television distribution rights	$755	723
Less accumulated amortization	(586)	(583)
Television distribution rights, net	$169	140
The Company recorded amortization expense of $33 million and $23 million for the three months ended September 30, 2019 and 2018, respectively, related to television distribution rights. For the nine months ended September 30, 2019 and 2018, amortization expense for television distribution rights was $99 million and $55 million, respectively.
As of September 30, 2019, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2019	$33
2020	119
2021	15
2022	2
2023	—
(3) Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2019 were as follows:

(in millions)	QxH	QVC-International	Total
Balance as of December 31, 2018	$5,112	860	5,972
Exchange rate fluctuations	—	(18)	(18)
Balance as of September 30, 2019	$5,112	842	5,954
(4) Other Intangible Assets, Net
Other intangible assets consisted of the following:

	September 30, 2019			December 31, 2018
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$962	(686)	276	890	(640)	250
Affiliate and customer relationships	2,823	(2,480)	343	2,831	(2,450)	381
Debt origination fees	10	(2)	8	10	—	10
Trademarks (indefinite life)	3,025	—	3,025	3,025	—	3,025
	$6,820	(3,168)	3,652	6,756	(3,090)	3,666
The Company recorded amortization expense of $36 million and $42 million for the three months ended September 30, 2019 and 2018, respectively, related to other intangible assets. For the nine months ended September 30, 2019 and 2018, amortization expense for other intangible assets was $112 million and $121 million, respectively.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

As of September 30, 2019, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2019	$44
2020	149
2021	125
2022	90
2023	64
(5) Accrued Liabilities
Accrued liabilities consisted of the following:

(in millions)	September 30, 2019	December 31, 2018
Accounts payable non-trade	$304	314
Allowance for sales returns	161	242
Accrued compensation and benefits	111	146
Sales and other taxes	67	101
Operating lease liabilities	34	—
Accrued interest	32	58
Income taxes	26	37
Deferred revenue	24	24
Accrued cable distribution fees	9	39
Other	67	65
	$835	1,026
(6) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following:

(in millions)	September 30, 2019	December 31, 2018
3.125% Senior Secured Notes due 2019, net of original issue discount	$—	399
5.125% Senior Secured Notes due 2022	500	500
4.375% Senior Secured Notes due 2023, net of original issue discount	750	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	600
4.45% Senior Secured Notes due 2025, net of original issue discount	599	599
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
6.375% Senior Secured Notes due 2067	225	225
Senior secured credit facility	1,615	1,185
Finance lease obligations	169	188
Less debt issuance costs, net	(24)	(25)
Total debt and finance lease obligations	5,133	5,120
Less current portion	(18)	(421)
Long-term portion of debt and finance lease obligations	$5,115	4,699

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
In September 2018, QVC completed a registered debt offering for $225 million of 6.375% Senior Secured Notes due 2067 (the "2067 Notes") at par. The proceeds were used to partially repay existing indebtedness under QVC's senior secured credit facility and for general corporate purposes. The costs to complete the financing were deferred and are being amortized to interest expense over the term of the 2067 Notes. Interest on the 2067 Notes is paid quarterly in March, June, September and December. QVC has the option to call the 2067 Notes after 5 years at par value.
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
QVC had $1.9 billion available under the terms of the Fourth Amended and Restated Credit Agreement as of September 30, 2019, including the portion available under the $400 million tranche that Zulily may also borrow on. The interest rate on the Fourth Amended and Restated Credit Agreement was 3.4% as of September 30, 2019.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Interest Rate Swap Arrangements
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in losses on financial instruments in the accompanying condensed consolidated statements of operations. The swap arrangement expired in June 2019. In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of $1 million as of September 30, 2019, which was included in other long-term liabilities.
On December 31, 2018, QVC entered into a thirteen month interest rate swap arrangement that effectively converted $250 million of its variable rate bank credit facility to a fixed rate of 1.05% with a maturity date in January 2020. The swap instrument does not qualify as a cash flow hedge and the fair value of the swap instrument was in a net asset position of $1 million as of September 30, 2019, which was included in prepaid expenses and other current assets. Changes in the fair value of the swap are reflected in losses on financial instruments in the accompanying condensed consolidated statements of operations.

Other Debt Related Information
QVC was in compliance with all of its debt covenants as of September 30, 2019.
The weighted average interest rate applicable to all of the outstanding debt (excluding finance leases) prior to amortization of bond discounts and related debt issuance costs was 4.5% as of September 30, 2019.
(7) Leases
The Company has finance lease agreements with transponder and transmitter network suppliers for the right to transmit its signals in the U.S. and Germany. The Company is also party to a finance lease agreement for data processing hardware and a warehouse.
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
The components of lease cost for the three and nine months ended September 30, 2019, were as follows:

	Three months ended	Nine months ended
(in millions)	September 30, 2019	September 30, 2019
Finance lease cost
Depreciation of leased assets	$6	16
Interest on lease liabilities	2	6
Total finance lease cost	8	22
Operating lease cost	8	22
Total lease cost	$16	44
For the three months ended September 30, 2018, the Company recorded depreciation expense on finance leases (previously referred to as capital leases) of $4 million and recorded operating lease expenses of $8 million. For the nine months ended September 30, 2018 the Company recorded depreciation expense on finance leases (previously referred to as capital leases) of $12 million and recorded operating lease expenses of $26 million.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The remaining weighted-average lease term and the weighted-average discount rate were as follows:

September 30, 2019
Weighted-average remaining lease term (years):
Finance leases	9.6
Operating leases	12.7
Weighted-average discount rate:
Finance leases	5.0%
Operating leases	6.0%
Supplemental balance sheet information related to leases was as follows:

(in millions)	September 30, 2019
Operating Leases:
Operating lease right-of-use assets	$218
Accrued liabilities	$34
Other long-term liabilities	193
Total operating lease liabilities	$227
Finance Leases:
Property and equipment	$271
Accumulated depreciation	(130)
Property and equipment, net	$141
Current portion of debt and finance lease obligations	$18
Long-term portion of debt and finance lease obligations	151
Total finance lease liabilities	$169

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Supplemental cash flow information related to leases was as follows:

Nine months ended
(in millions)	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$18
Operating cash flows from finance leases	6
Financing cash flows from finance leases	17
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	150
Finance leases	$—
Future payments under noncancelable operating leases and finance leases with initial terms of one year or more as of September 30, 2019 consisted of the following:

(in millions)	Finance leases	Operating leases	Total leases
Remainder of 2019	$7	20	27
2020	25	36	61
2021	24	26	50
2022	23	23	46
2023	22	21	43
Thereafter	116	210	326
Total lease payments	217	336	553
Less: imputed interest	(48)	(109)	(157)
Total lease liabilities	$169	227	396
On July 2, 2015, QVC entered into a lease (the “Lease”) for a California distribution center. Pursuant to the Lease, the landlord built an approximately 1 million square foot rental building in Ontario, California (the “Premises”), and thereafter leased the Premises to QVC as its California distribution center for an initial term of 15 years. Under the Lease, QVC was required to pay an initial base rent of approximately $6 million per year, increasing to approximately $8 million per year by the final year of the initial term, as well as all real estate taxes and other building operating costs. QVC also had an option to extend the term of the Lease for up to two consecutive terms of 10 years each.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

On October 5, 2018, QVC entered into a lease (“ECDC Lease”) for an East Coast distribution center. The 1.7 million square foot rental building is located in Bethlehem, Pennsylvania and will be leased to QVC for an initial term of 15 years. QVC obtained initial access to a portion of the ECDC Lease during March 2019 and obtained access to the remaining portion during September 2019. In total, QVC recorded a right of use asset of $141 million and an operating lease liability of $131 million relating to the ECDC Lease, with the difference attributable to prepaid rent. QVC is required to pay an initial base rent of approximately $10 million per year, with payments that began in the third quarter of 2019 and increasing to approximately $14 million per year, as well as all real estate taxes and other building operating costs. QVC also has the option to extend the term of the ECDC Lease for up to two consecutive terms of 5 years each and one final term of 4 years.

(8) Revenue

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended September 30, 2019			Nine months ended September 30, 2019
(in millions)	QxH	QVC-International	Total	QxH	QVC-International	Total
Home	$668	236	904	2,002	714	2,716
Beauty	303	161	464	912	462	1,374
Apparel	334	107	441	1,004	327	1,331
Accessories	199	63	262	666	190	856
Electronics	207	21	228	561	68	629
Jewelry	97	59	156	302	161	463
Other revenue	46	3	49	138	12	150
Total net revenue	$1,854	650	2,504	5,585	1,934	7,519

	Three months ended September 30, 2018			Nine months ended September 30, 2018
(in millions)	QxH	QVC-International	Total	QxH	QVC-International	Total
Home	$713	235	948	2,090	730	2,820
Apparel	331	113	444	1,034	348	1,382
Beauty	294	148	442	916	450	1,366
Accessories	219	64	283	668	203	871
Electronics	207	26	233	543	74	617
Jewelry	117	51	168	362	154	516
Other revenue	48	3	51	142	13	155
Total net revenue	$1,929	640	2,569	5,755	1,972	7,727

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Revenue Recognition

For the three and nine months ended September 30, 2019 and 2018, respectively, revenue is recognized when obligations with our customer are satisfied; generally this occurs at the time of shipment to our customers consistent with when control of the shipped product passes. The recognized revenue reflects the consideration we expect to receive in exchange for transferring goods, net of allowances for returns.

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
For the three months ended September 30, 2019 and 2018, the Company recorded a tax provision of $79 million and $71 million, respectively, which represented an effective tax rate of 29.6% and 28.2%, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded a tax provision of $238 million and $229 million, respectively, which represented an effective tax rate of 28.7% and 26.4%, respectively. The 2019 rate differs from the U.S. federal income tax rate of 21% due primarily to state and foreign tax expenses and valuation allowances established for foreign net operating losses and excess U.S. foreign tax credits. The 2019 effective tax rate has increased from the prior year for both periods presented primarily due to an increase in state accruals and additional valuation allowances on foreign net operating losses and foreign tax credits in the current year.
The Company participates in a consolidated federal return filing with Qurate Retail. As of September 30, 2019, the Company's tax years through 2015 are closed for federal income tax purposes, and the IRS has completed its examination of

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

the Company's 2016 and 2017 tax years. The Company's 2018 and 2019 tax years are being examined currently as part of the Qurate Retail consolidated return under the IRS's Compliance Assurance Process program. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of September 30, 2019, the Company was under examination in the states of Florida, Pennsylvania and Wisconsin and certain of the Company's subsidiaries were under examination in Germany.
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
The amounts of the tax-related balances due to Qurate Retail as of September 30, 2019 and December 31, 2018 were $5 million and $26 million, respectively, and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at September 30, 2019 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$300	300	—	—
Interest rate swap arrangements (note 6)	1	—	1	—
Long-term liabilities:
Debt (note 6)	5,120	239	4,881	—
Interest rate swap arrangements (note 6)	1	—	1	—

		Fair value measurements at December 31, 2018 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$267	267	—	—
Interest rate swap arrangements (note 6)	5	—	5	—
Debt (note 6)	4,758	189	4,569	—
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(12) Information about QVC's Operating Segments
The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as net revenue, Adjusted OIBDA, gross margin, average sales price per unit, number of units shipped and revenue or sales per subscriber equivalent. For segment reporting purposes, the Company defines Adjusted OIBDA, as net revenue less cost of goods sold, operating expenses, and selling, general and administrative expenses (excluding restructuring, integration and advisory fees incurred by QVC as a result of the acquisition of HSN by Qurate Retail on December 29, 2017 as well as the closure of the France market ("transaction related costs") and stock-based compensation). The Company believes this measure is an important indicator of the operational strength and performance of its segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking among the Company's businesses and identify strategies to improve performance. This measure of performance excludes depreciation, amortization, stock-based compensation and transaction related costs that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.
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
For the three and nine months ended September 30, 2019, QVC has identified QxH and QVC-International as its two reportable segments. Both operating segments are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the Internet and mobile applications in certain markets.
Performance measures

	Three months ended September 30,				Nine months ended September 30,
	2019		2018		2019		2018
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QxH	$1,854	346	1,929	371	5,585	1,093	5,755	1,141
QVC-International	650	106	640	93	1,934	313	1,972	300
Consolidated QVC	$2,504	452	2,569	464	7,519	1,406	7,727	1,441
Other information

	Three months ended September 30,				Nine months ended September 30,
	2019		2018		2019		2018
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QxH	$29	65	29	63	85	201	88	168
QVC-International	14	4	14	2	58	10	42	8
Consolidated QVC	$43	69	43	65	143	211	130	176

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

	September 30, 2019
(in millions)	Total assets	Capital expenditures	Property and equipment, net
QxH	$12,472	202	778
QVC-International	2,160	23	401
Consolidated QVC	$14,632	225	1,179
The following table provides a reconciliation of Adjusted OIBDA to operating income and income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Adjusted OIBDA	$452	464	1,406	1,441
Transaction related costs	—	(41)	(1)	(50)
Stock-based compensation	(10)	(10)	(30)	(34)
Depreciation and amortization	(112)	(108)	(354)	(306)
Operating income	330	305	1,021	1,051
Equity in losses of investee	—	(1)	(1)	(2)
Losses on financial instruments	(2)	(1)	(5)	—
Interest expense, net	(61)	(50)	(182)	(183)
Foreign currency loss	—	(1)	(3)	—
Income before income taxes	$267	252	830	866
(13) Other Comprehensive Income
The change in the component of accumulated other comprehensive loss, net of taxes ("AOCL"), is summarized as follows:

(in millions)	Foreign currency translation adjustments	AOCL
Balance at January 1, 2019	$(144)	(144)
Other comprehensive loss attributable to QVC, Inc. stockholder	(30)	(30)
Balance at September 30, 2019	(174)	(174)

Balance at January 1, 2018	$(93)	(93)
Other comprehensive loss attributable to QVC, Inc. stockholder	(47)	(47)
Balance at September 30, 2018	(140)	(140)

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The component of other comprehensive income is reflected in QVC's condensed consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive loss:

(in millions)	Before-tax amount	Tax expense	Net-of-tax amount
Three months ended September 30, 2019
Foreign currency translation adjustments	$(37)	1	(36)
Other comprehensive loss	(37)	1	(36)

Three months ended September 30, 2018
Foreign currency translation adjustments	$(21)	(1)	(22)
Other comprehensive loss	(21)	(1)	(22)

Nine months ended September 30, 2019
Foreign currency translation adjustments	$(29)	1	(28)
Other comprehensive loss	(29)	1	(28)

Nine months ended September 30, 2018
Foreign currency translation adjustments	$(47)	(1)	(48)
Other comprehensive loss	(47)	(1)	(48)
(14) Subsequent Event
Subsequent to September 30, 2019, QVC declared and paid dividends to Qurate Retail in the amount of $120 million.

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
In connection with the Fourth Amended and Restated Credit Agreement (refer to Note 6) on December 31, 2018, the following subsidiaries became part of the combined subsidiary guarantors: QVC Deutschland GP, Inc.; HSN, Inc.; HSNi, LLC; HSN Holding LLC; AST Sub, Inc.; Home Shopping Network En Espanol, L.P.; Home Shopping Network En Espanol, L.L.C; H.O.T. Networks Holdings (Delaware) LLC; HSN of Nevada LLC; Ingenious Designs LLC; NLG Merger Corp.; Ventana Television, Inc. and Ventana Television Holdings, Inc. The Company has shown all of the subsidiaries of our HSN segment as combined subsidiary guarantors as of December 29, 2017, the date on which HSN became a subsidiary of QVC through a common control transaction with Qurate Retail.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Balance Sheets

September 30, 2019
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$31	263	257	—	551
Restricted cash	5	—	3	—	8
Accounts receivable, net	733	198	287	—	1,218
Inventories	870	274	295	—	1,439
Prepaid expenses and other current assets	66	18	51	—	135
Total current assets	1,705	753	893	—	3,351
Property and equipment, net	266	237	676	—	1,179
Operating lease right-of-use assets	3	17	198	—	218
Television distribution rights, net	—	168	1	—	169
Goodwill	4,190	922	842	—	5,954
Other intangible assets, net	553	3,072	27	—	3,652
Other noncurrent assets	17	10	82	—	109
Investments in subsidiaries	5,819	962	—	(6,781)	—
Total assets	$12,553	6,141	2,719	(6,781)	14,632
Liabilities and equity
Current liabilities:
Current portion of debt and finance lease obligations	$3	1	14	—	18
Accounts payable-trade	490	132	246	—	868
Accrued liabilities	173	357	305	—	835
Intercompany accounts payable (receivable)	110	(1,290)	1,180	—	—
Total current liabilities	776	(800)	1,745	—	1,721
Long-term portion of debt and finance lease obligations	4,972	6	137	—	5,115
Deferred income taxes	68	686	(27)	—	727
Other long-term liabilities	141	21	188	—	350
Total liabilities	5,957	(87)	2,043	—	7,913
Equity:
QVC, Inc. stockholder's equity	6,596	6,228	553	(6,781)	6,596
Noncontrolling interest	—	—	123	—	123
Total equity	6,596	6,228	676	(6,781)	6,719
Total liabilities and equity	$12,553	6,141	2,719	(6,781)	14,632

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Three months ended September 30, 2019
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,389	707	705	(297)	2,504
Operating costs and expenses
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	855	359	441	(40)	1,615
Operating	100	99	71	(89)	181
Selling, general and administrative, including transaction related costs and stock-based compensation	279	52	103	(168)	266
Depreciation	16	8	19	—	43
Amortization	17	50	2	—	69
	1,267	568	636	(297)	2,174
Operating income	122	139	69	—	330
Other (expense) income:
Losses on financial instruments	(2)	—	—	—	(2)
Interest (expense) income, net	(59)	1	(3)	—	(61)
Foreign currency gain (loss)	2	—	(2)	—	—
Intercompany interest income (expense)	6	11	(17)	—	—
	(53)	12	(22)	—	(63)
Income before income taxes	69	151	47	—	267
Income tax expense	(25)	(32)	(22)	—	(79)
Equity in earnings of subsidiaries, net of tax	144	10	—	(154)	—
Net income	188	129	25	(154)	188
Less net income attributable to the noncontrolling interest	(14)	—	(14)	14	(14)
Net income attributable to QVC, Inc. stockholder	$174	129	11	(140)	174

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Three months ended September 30, 2018
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$1,459	744	701	(335)	2,569
Operating costs and expenses
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	879	375	431	(48)	1,637
Operating	109	132	70	(103)	208
Selling, general and administrative, including transaction related costs and stock-based compensation	303	76	116	(184)	311
Depreciation	16	9	18	—	43
Amortization	21	41	3	—	65
	1,328	633	638	(335)	2,264
Operating income	131	111	63	—	305
Other (expense) income:
Equity in losses of investee	—	—	(1)	—	(1)
Loss on financial instruments	—	(1)	—	—	(1)
Interest (expense) income, net	(57)	8	(1)	—	(50)
Foreign currency loss	—	—	(1)	—	(1)
Intercompany interest (expense) income	(8)	38	(30)	—	—
	(65)	45	(33)	—	(53)
Income before income taxes	66	156	30	—	252
Income tax expense	(27)	(31)	(13)	—	(71)
Equity in earnings of subsidiaries, net of tax	142	4	—	(146)	—
Net income	181	129	17	(146)	181
Less net income attributable to the noncontrolling interest	(11)	—	(11)	11	(11)
Net income attributable to QVC, Inc. stockholder	$170	129	6	(135)	170

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Nine months ended September 30, 2019
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$4,199	2,115	2,095	(890)	7,519
Operating costs and expenses
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	2,547	1,074	1,292	(110)	4,803
Operating	304	291	208	(266)	537
Selling, general and administrative, including transaction related costs and stock-based compensation	838	151	329	(514)	804
Depreciation	47	26	70	—	143
Amortization	54	148	9	—	211
	3,790	1,690	1,908	(890)	6,498
Operating income	409	425	187	—	1,021
Other (expense) income:
Equity in losses of investee	—	—	(1)	—	(1)
Losses on financial instruments	(5)	—	—	—	(5)
Interest (expense) income, net	(179)	3	(6)	—	(182)
Foreign currency gain (loss)	1	—	(4)	—	(3)
Intercompany interest income (expense)	22	29	(51)	—	—
	(161)	32	(62)	—	(191)
Income before income taxes	248	457	125	—	830
Income tax expense	(83)	(89)	(66)	—	(238)
Equity in earnings of subsidiaries, net of tax	427	15	—	(442)	—
Net income	592	383	59	(442)	592
Less net income attributable to the noncontrolling interest	(36)	—	(36)	36	(36)
Net income attributable to QVC, Inc. stockholder	$556	383	23	(406)	556

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Operations

Nine months ended September 30, 2018
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$4,374	2,167	2,133	(947)	7,727
Operating costs and expenses
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	2,615	1,081	1,311	(125)	4,882
Operating	308	381	214	(273)	630
Selling, general and administrative, including transaction related costs and stock-based compensation	855	207	345	(549)	858
Depreciation	49	27	54	—	130
Amortization	60	108	8	—	176
	3,887	1,804	1,932	(947)	6,676
Operating income	487	363	201	—	1,051
Other (expense) income:
Equity in losses of investee	—	—	(2)	—	(2)
Interest expense, net	(171)	(9)	(3)	—	(183)
Foreign currency gain (loss)	2	—	(2)	—	—
Intercompany interest (expense) income	(23)	114	(91)	—	—
	(192)	105	(98)	—	(185)
Income before income taxes	295	468	103	—	866
Income tax expense	(87)	(93)	(49)	—	(229)
Equity in earnings of subsidiaries, net of tax	429	38	—	(467)	—
Net income	637	413	54	(467)	637
Less net income attributable to the noncontrolling interest	(33)	—	(33)	33	(33)
Net income attributable to QVC, Inc. stockholder	$604	413	21	(434)	604

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

Three months ended September 30, 2019
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$188	129	25	(154)	188
Foreign currency translation adjustments, net of tax	(36)	—	(36)	36	(36)
Total comprehensive income	152	129	(11)	(118)	152
Comprehensive income attributable to noncontrolling interest	(13)	—	(13)	13	(13)
Comprehensive income attributable to QVC, Inc. stockholder	$139	129	(24)	(105)	139
Condensed Consolidating Statements of Comprehensive Income

Three months ended September 30, 2018
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$181	129	17	(146)	181
Foreign currency translation adjustments, net of tax	(22)	—	(22)	22	(22)
Total comprehensive income	159	129	(5)	(124)	159
Comprehensive income attributable to noncontrolling interest	(8)	—	(8)	8	(8)
Comprehensive income attributable to QVC, Inc. stockholder	$151	129	(13)	(116)	151

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

Nine months ended September 30, 2019
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$592	383	59	(442)	592
Foreign currency translation adjustments	(28)	—	(28)	28	(28)
Total comprehensive income	564	383	31	(414)	564
Comprehensive income attributable to noncontrolling interest	(38)	—	(38)	38	(38)
Comprehensive income attributable to QVC, Inc. stockholder	$526	383	(7)	(376)	526
Condensed Consolidating Statements of Comprehensive Income

Nine months ended September 30, 2018
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$637	413	54	(467)	637
Foreign currency translation adjustments	(48)	—	(48)	48	(48)
Total comprehensive income	589	413	6	(419)	589
Comprehensive income attributable to noncontrolling interest	(32)	—	(32)	32	(32)
Comprehensive income attributable to QVC, Inc. stockholder	$557	413	(26)	(387)	557

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Cash Flows

Nine months ended September 30, 2019
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$429	573	16	—	1,018
Investing activities:
Capital expenditures	(92)	(47)	(86)	—	(225)
Expenditures for television distribution rights	—	(128)	—	—	(128)
Changes in other noncurrent assets	(10)	(1)	2	—	(9)
Other investing activities	—	29	—	—	29
Intercompany investing activities	77	(319)	—	242	—
Net cash used in investing activities	(25)	(466)	(84)	242	(333)
Financing activities:
Principal payments of debt and finance lease obligations	(1,637)	—	(11)	—	(1,648)
Principal borrowings of debt from senior secured credit facility	2,061	—	—	—	2,061
Principal repayment of senior secured notes	(400)	—	—	—	(400)
Capital contribution received from Qurate Retail, Inc.	50	—	—	—	50
Dividends paid to Qurate Retail, Inc.	(698)	—	—	—	(698)
Dividends paid to noncontrolling interest	—	—	(34)	—	(34)
Other financing activities	(4)	—	—	—	(4)
Net short-term intercompany debt borrowings (repayments)	205	(275)	70	—	—
Other intercompany financing activities	(23)	239	26	(242)	—
Net cash (used in) provided by financing activities	(446)	(36)	51	(242)	(673)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	—	(3)	—	(3)
Net (decrease) increase in cash, cash equivalents and restricted cash	(42)	71	(20)	—	9
Cash, cash equivalents and restricted cash, beginning of period	78	192	280	—	550
Cash, cash equivalents and restricted cash, end of period	$36	263	260	—	559

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Condensed Consolidating Statements of Cash Flows

Nine months ended September 30, 2018
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$484	369	62	—	915
Investing activities:
Capital expenditures	(68)	(14)	(54)	—	(136)
Expenditures for television distribution rights	—	(119)	(1)	—	(120)
Other investing activities	—	(25)	—	—	(25)
Changes in other noncurrent assets	2	—	(1)	—	1
Intercompany investing activities	233	(552)	—	319	—
Net cash provided by (used in) investing activities	167	(710)	(56)	319	(280)
Financing activities:
Principal payments of debt and capital lease obligations	(2,277)	(351)	(8)	—	(2,636)
Principal borrowings of debt from senior secured credit facility	1,451	280	—	—	1,731
Proceeds from issuance of senior secured notes	225	—	—	—	225
Payment of debt origination fees	(8)	—	—	—	(8)
Capital contributions received from Qurate Retail, Inc.	340	180	—	—	520
Dividends paid to Qurate Retail, Inc.	(297)	—	—	—	(297)
Dividends paid to noncontrolling interest	—	—	(23)	—	(23)
Other financing activities	(10)	(8)	—	—	(18)
Net short-term intercompany debt (repayments) borrowings	(15)	(16)	31	—	—
Other intercompany financing activities	(17)	313	23	(319)	—
Net cash (used in) provided by financing activities	(608)	398	23	(319)	(506)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	—	(2)	—	(2)
Net increase in cash, cash equivalents and restricted cash	43	57	27	—	127
Cash, cash equivalents and restricted cash, beginning of period	7	55	228	—	290
Cash, cash equivalents and restricted cash, end of period	$50	112	255	—	417

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; QRG initiatives (defined below); revenue growth; remediation of material weaknesses; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash and contractual obligations; interest rate swap arrangements; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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
In the United States ("U.S."), our televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full-time basis, including QVC, QVC2, QVC3, HSN and HSN2. During the first quarter of 2019, the Company transitioned its Beauty iQ broadcast channel to QVC 3 and Beauty iQ content was moved to a digital only platform. Our U.S. programming is also available on QVC.com and HSN.com, our U.S. websites; mobile applications via streaming video; over-the-air broadcasters; and over-the-top content platforms (Roku, Apple TV, Amazon Fire, Facebook, etc.).
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

The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the nine months ended September 30, 2019 and 2018, QVC-Japan paid dividends to Mitsui of $34 million and $23 million, respectively.
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

The Company is an indirect wholly-owned subsidiary of Qurate Retail (Nasdaq: QRTEA and QRTEB), which owns interests in a broad range of digital commerce businesses, including Qurate Retail's other wholly-owned subsidiaries Zulily, LLC ("Zulily"), HSN, Inc. ("HSN") prior to the transfer of ownership of HSN to QVC (described below), Cornerstone Brands, Inc. (former subsidiary of HSN prior to the transfer of ownership of HSN to QVC, "CBI") and other minority investments. QVC is part of the Qurate Retail Group ("QRG"), formerly QVC Group, a portfolio of brands including QVC, HSN, Zulily and CBI. On March 9, 2018, Qurate Retail, GCI Liberty, Inc. ("GCI Liberty") (formerly General Communication, Inc.), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Qurate Retail, completed the previously announced transactions whereby Qurate Retail acquired GCI Liberty through a reorganization in which certain assets and liabilities attributed to Qurate Retail’s Ventures Group were contributed to GCI Liberty in exchange for a controlling interest in GCI Liberty. Qurate Retail then effected a tax-free separation of its controlling interest in the combined company. Qurate Retail's QVC Group common stock became the only outstanding common stock of Qurate Retail.
On October 1, 2015, Qurate Retail acquired all of the outstanding shares of Zulily, an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. Zulily is not part of the results of operations or financial position of QVC presented in the accompanying consolidated financial statements. During each of the nine months ended September 30, 2019 and 2018, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. QVC allocated expenses of $5 million and $4 million to Zulily for the nine months ended September 30, 2019 and 2018, respectively. Zulily allocated expenses of $7 million and $4 million to QVC for the nine months ended September 30, 2019 and 2018, respectively.
On December 31, 2018, QVC amended and restated its senior secured credit facility (the "Fourth Amended and Restated Credit Agreement") increasing the revolving credit facility from $2.65 billion to $3.65 billion as explained further in notes 1 and 6 in the accompanying condensed consolidated financial statements. The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or Zulily. Under the terms of the Fourth Amended and Restated Credit Agreement, QVC and Zulily are jointly and severally liable for all amounts borrowed on the $400 million tranche. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of Zulily. As of September 30, 2019, there was $162 million borrowed by Zulily on the $400 million tranche of the Fourth Amended and Restated Credit Agreement, none of which the Company expects to repay on behalf of Zulily.
On December 29, 2017, Qurate Retail completed the acquisition of the remaining 62% ownership interest of HSN that it did not already own in an all-stock transaction. On December 31, 2018, Qurate Retail transferred its 100% ownership interest in HSN to QVC through a transaction among entities under common control. As a result of the transaction, the assets and liabilities of HSN (excluding its ownership interest in CBI) were transferred from Qurate Retail at Qurate Retail's historical cost to QVC through an equity contribution. CBI remained a subsidiary of Qurate Retail outside of the QVC structure. Beginning January 1, 2019, the Company's U.S. operations and HSN were combined to form the "QxH" reportable operating segment. As a result of the common control transaction with Qurate Retail, the Company retrospectively adjusted certain balances within the consolidated financial statements for the nine months ended September 30, 2018, in order to combine the financial results of the Company and HSN since Qurate Retail's acquisition of HSN on December 29, 2017. All periods presented are prepared on a combined basis and are referred to as the condensed consolidated financial statements herein. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.
QVC engages with CBI, which is a wholly owned subsidiary of Qurate Retail and prior to the common control transaction between QVC and Qurate Retail, included as part of HSN. CBI is not part of the results of operations or financial position of QVC presented in these consolidated financial statements. During the nine months ended September 30, 2019, QVC and CBI engaged in multiple transactions relating to sourcing of merchandise, personnel and business advisory services. QVC allocated expenses of $20 million and $38 million to CBI for the nine months ended September 30, 2019 and 2018, respectively. CBI allocated expenses of $1 million and $4 million to QVC for the nine months ended September 30, 2019 and 2018, respectively. In the third quarter of 2018, CBI forgave $9 million in intercompany interest payable from HSN, which HSN had previously recorded as interest expense, net during the six months ending June 30, 2018. CBI also repaid a $29 million note receivable to QVC during the nine months ended September 30, 2019.

On October 2018, QRG announced a series of initiatives designed to better position its QxH businesses (“QRG Initiatives”). As part of the QRG Initiatives, QVC will close its fulfillment centers in Lancaster, Pennsylvania and Roanoke, Virginia and has entered into an agreement to lease a new fulfillment center in Bethlehem, Pennsylvania (see note 7 of accompanying condensed consolidated financial statements).
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

On June 23, 2016, the U.K. held a referendum in which British citizens approved an exit from the European Union (the "E.U."), commonly referred to as “Brexit.” As a result of the referendum, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the U.K. Pound Sterling as compared to the U.S. Dollar. Volatility in exchange rates is expected to continue in the short term as the U.K. negotiates its exit from the E.U. In the longer term, any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, or whether the U.K. will leave the E.U. with any agreement as to the terms of its withdrawal, it is possible that new terms may adversely affect our operations and financial results in a number of ways, not all of which are currently readily apparent. The U.K. is scheduled to withdraw from the E.U. no later than January 31, 2020. Notably, in October 2019, the E.U. and the U.K. announced an agreement in principle on the withdrawal of the U.K. from the E.U. This agreement still remains subject to the successful ratification of the parties’ respective legislative bodies. As a result, the final terms of the U.K.’s exit from the E.U. are, and will remain for the immediate future, unclear. The U.K. may leave the E.U. without any agreement as to the terms of its withdrawal or the future economic relationship between the U.K. and the E.U. It is also possible that the U.K. will withdraw its notification to leave the E.U. or that there will be a second referendum on Brexit.

The President of the U.S. has expressed apprehension towards trade agreements, such as the Trans-Pacific Partnership, and suggested that the U.S. would renegotiate or withdraw from certain trade agreements. He has advocated for and imposed tariffs on certain goods imported into the U.S., particularly from China. In response to these new U.S. tariffs, some foreign governments, including China, have instituted or are considering instituting tariffs on certain U.S. goods. New tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries. Like many other multinational corporations, we do a significant amount of business that could be impacted by changes to U.S. and international trade policies (including governmental action related to tariffs and trade agreements). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

On January 23, 2017, the President of the U.S. signed a presidential memorandum to withdraw the U.S. from the Trans-Pacific Partnership. On October 1, 2018, the U.S., Mexico and Canada agreed to the terms of the United States-Mexico-Canada Agreement (the "USMCA"), a successor to the North American Free Trade Agreement ("NAFTA"), which will impact imports and exports among those countries. The USMCA has only been ratified by Mexico. Once ratified by the legislatures of the U.S. and Canada, the USMCA would be enacted and replace NAFTA. As of the date of this report, there is uncertainty about whether the USMCA will be ratified by the U.S. and Canada, as well as the timing thereof, and the potential for further re-negotiation, or even termination, of NAFTA. Further, the USMCA could undergo changes that lead to further modifications of certain USMCA provisions before being passed into law. In addition, the current U.S. Administration has threatened to withdraw from NAFTA if Congress does not move expeditiously to approve the USMCA, which could lead to higher tariffs on imports from Mexico. These and other proposed actions, if implemented, could adversely affect our business because we sell imported products.

Results of Operations
QVC's operating results were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Net revenue	$2,504	2,569	7,519	7,727
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,615	1,637	4,803	4,882
Operating	181	208	537	630
Selling, general and administrative, excluding transaction related costs and stock-based compensation	256	260	773	774
Adjusted OIBDA (defined below)	452	464	1,406	1,441
Transaction related costs	—	41	1	50
Stock-based compensation	10	10	30	34
Depreciation	43	43	143	130
Amortization	69	65	211	176
Operating income	330	305	1,021	1,051
Other expense:
Equity in losses of investee	—	(1)	(1)	(2)
Losses on financial instruments	(2)	(1)	(5)	—
Interest expense, net	(61)	(50)	(182)	(183)
Foreign currency loss	—	(1)	(3)	—
	(63)	(53)	(191)	(185)
Income before income taxes	267	252	830	866
Income tax expense	(79)	(71)	(238)	(229)
Net income	188	181	592	637
Less net income attributable to the noncontrolling interest	(14)	(11)	(36)	(33)
Net income attributable to QVC, Inc. stockholder	$174	170	556	604

Net revenue
Net revenue by segment was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
QxH	$1,854	1,929	5,585	5,755
QVC-International	650	640	1,934	1,972
Consolidated QVC	$2,504	2,569	7,519	7,727

QVC's consolidated net revenue decreased 2.5% and 2.7% for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding period in the prior year. The three month decrease in net revenue is primarily due to a 3.9% decrease in units shipped and $9 million in unfavorable foreign exchange rates across all markets, which was partially offset by a 2.8% increase in average selling price per unit ("ASP"). The nine months decrease in net revenue is primarily due to a 2.6% decrease in units shipped and $70 million in unfavorable foreign exchange rates across all markets, which was partially offset by a 1% increase in ASP driven by the international market and a $23 million decrease in estimated product returns, primarily driven by the decrease in sales volume at QxH.
During the three and nine months ended September 30, 2019 and 2018, the changes in revenue and expenses were affected by changes in the exchange rates for the U.K. Pound Sterling, the Euro and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
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
The percentage change in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended September 30, 2019			Nine months ended September 30, 2019
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	(3.9)%	—%	(3.9)%	(3.0)%	—%	(3.0)%
QVC-International	1.6%	(1.3)%	2.9%	(1.9)%	(3.5)%	1.6%
QxH net revenue decrease for the three months ended September 30, 2019 was primarily due to a 4.3% decrease in units shipped partially offset by a slight increase in ASP and a $10 million decrease in estimated product returns, primarily driven by the decrease in sales volume. For the three months ended September 30, 2019, QxH experienced shipped sales declines in jewelry, accessories, and home, partially offset by growth in apparel and beauty while electronics remained flat. For the nine months ended September 30, 2019, QxH net revenue decreased due to a 2.6% decrease in units shipped and a slight decline in ASP which was partially offset by a $33 million decrease in estimated product returns, primarily driven by the decrease in sales volume. For the nine months ended September 30, 2019, QxH experienced shipped sales decline in all categories except electronics.
QVC-International net revenue growth in constant currency for the three months ended September 30, 2019 was primarily due to an 8.4% increase in ASP, driven by ASP increases in all markets, which was partially offset by a 2.9% decrease in units shipped driven by all markets except Japan and a $10 million increase in estimated product returns. For the three months ended September 30, 2019, QVC-International experienced shipped sales growth in constant currency in all categories except electronics. QVC-International net revenue growth in constant currency for the nine months ended September 30, 2019 was primarily due to a 5.3% increase in ASP, driven by ASP increases in Japan, Germany, Italy and the U.K., which was partially offset by a 2.5% decrease in units shipped driven by Germany, Italy and the U.K. and a $10 million increase in estimated product returns. The increase in estimated product returns during both periods was primarily due to increased sales volume. For the nine months ended September 30, 2019, QVC-International experienced shipped sales growth in constant currency in all categories except electronics and accessories.
Cost of goods sold (excluding depreciation and amortization)
QVC's cost of goods sold as a percentage of net revenue was 64.5% and 63.9% for the three and nine months ended September 30, 2019, respectively, compared to 63.7% and 63.2% for the three and nine months ended September 30, 2018, respectively. The increase in cost of goods sold as a percentage of revenue for both comparable periods is primarily due to an increase in product fulfillment costs at QxH.

Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses decreased $27 million or 13% and $93 million or 15% for the three and nine months ended September 30, 2019, respectively, as compared to the three and nine months ended September 30, 2018.
For the three months ended September 30, 2019, operating expenses decreased primarily due to a $20 million decrease in commissions at QxH and a $3 million decrease in personnel costs at QxH. For the nine months ended September 30, 2019, operating expenses decreased primarily due to a $74 million decrease in commissions at QxH, a $10 million decrease in personnel costs at QxH and a $4 million decrease due to favorable exchange rates. The decrease in commissions for both comparable periods is primarily due to new longer term television distribution rights agreements entered into at HSN, which led to increased capitalization of television distribution rights agreements and favorable terms on commissions.
Selling, general and administrative expenses (excluding transaction related costs and stock-based compensation)
QVC's selling, general, and administrative expenses (excluding transaction related costs as defined below and stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, and marketing and advertising expenses. Such expenses decreased $4 million and $1 million for the three and nine months ended September 30, 2019, respectively, as compared to the three and nine months ended September 30, 2018. As a percentage of net revenue, such expenses were 10.2% and 10.3% for the three and nine months ended September 30, 2019, respectively and were 10.1% and 10.0% for the three and nine months ended September 30, 2018, respectively.
For the three months ended September 30, 2019, the decrease was primarily due to an $11 million decrease in personnel costs primarily in QxH, France and the U.K., partially offset by increases in Japan and Germany, and a $2 million decrease due to favorable exchange rates. The decreases were partially offset by a $3 million increase in outside services primarily in QxH, offset by decreases in Germany and the U.K., a $3 million increase in online marketing expenses in QxH, a $2 million increase in software expenses in QxH and a $1 million increase in bad debt expense due to increased Easy Pay usage and the number of installments taken at QxH offset by a decrease in Japan. For the nine months ended September 30, 2019, the decrease was primarily due to a $24 million decrease in personnel costs primarily in QxH, France and the U.K. offset by increases in Japan and Germany, and an $11 million decrease due to favorable exchange rates. The decreases were partially offset by a $12 million increase in outside services, primarily at QxH and Japan, partially offset by a decrease in Germany, an $11 million increase in bad debt expense, and an $8 million increase in online marketing expenses primarily in QxH. The increase in bad debt expense for the nine months ended September 30, 2019 is primarily due to increased Easy Pay usage and the number of installments taken at QxH, and to a lesser extent, Germany.
Transaction related costs
Transaction related costs include restructuring, integration, and advisory fees ("transaction related costs") that were incurred by QVC as it relates to Qurate Retail's acquisition of HSN on December 29, 2017 as well as the closure of France operations that was effective in March 2019. QVC did not record any transaction related costs during the three months ended September 30, 2019 and recorded $1 million in transaction related costs for nine months ended September 30, 2019. QVC recorded $41 million and $50 million in transaction related costs for the three and nine months ended September 30, 2018, respectively. The decrease in transaction related costs is primarily related to severance expense during the third quarter of 2018 related to the future closure of QVC's Lancaster, Pennsylvania fulfillment center and other initiatives designed to deliver long term growth.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $10 million and $30 million of stock-based compensation expense for the three and nine months ended September 30, 2019, respectively, and recorded $10 million and $34 million of stock-based compensation expense for the three and nine months ended September 30, 2018, respectively. The decrease in stock compensation expense for the nine months ended September 30, 2019 is primarily due to forfeitures of non-vested options from terminated individuals.

Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Affiliate agreements	$1	1	3	3
Customer relationships	13	13	37	37
Other technology	3	3	11	11
Acquisition related amortization	17	17	51	51
Property and equipment	43	43	143	130
Software amortization	20	25	64	71
Channel placement amortization and related expenses	32	23	96	54
Total depreciation and amortization	$112	108	354	306
For the three and nine months ended September 30, 2019, channel placement amortization expense increased primarily due to new television distribution contracts entered into at HSN. For the nine months ended September 30, 2019, property and equipment depreciation increased due to the disposition of assets in France in the second quarter of 2019.
Equity in losses of investee
The loss that was associated with our joint venture in China is accounted for as an equity method investment.
Interest expense, net
For the three and nine months ended September 30, 2019, consolidated interest expense, net increased $11 million and decreased $1 million, respectively, as compared to the corresponding periods in the prior year. The increase during the three months ended September 30, 2019 is primarily related to the impact of CBI forgiving $9 million in intercompany interest payable from HSN in the third quarter of 2018.
Foreign currency loss
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2019, the change in foreign currency loss was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.
Income taxes
Our effective tax rate was 29.6% and 28.7% for the three and nine months ended September 30, 2019, respectively, compared to an effective tax rate of 28.2% and 26.4% for the three and nine months ended September 30, 2018, respectively. The 2019 rate differs from the U.S. federal income tax rate of 21% due primarily to state and foreign tax expenses, and valuation allowances established for foreign net operating losses and excess U.S. foreign tax credits. The 2019 effective tax rate has increased from the prior year for both periods presented primarily due to an increase in state accruals and additional valuation allowances on foreign net operating losses and foreign tax credits in the current year.

Adjusted Operating Income before Depreciation and Amortization (Adjusted OIBDA)
To provide investors with additional information regarding our financial statements, we disclose Adjusted OIBDA, which is a non-GAAP measure. QVC defines Adjusted OIBDA as operating income plus depreciation and amortization, stock-based compensation, and transaction related costs. QVC's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate the businesses and make decisions about allocating resources among the businesses. QVC believes that this is an important indicator of the operational strength and performance of the segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows QVC to view operating results, perform analytical comparisons and perform benchmarking among its businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S generally accepted accounting principles (GAAP).
The primary material limitations associated with the use of Adjusted OIBDA as compared to U.S. GAAP results are (i) it may not be comparable to similarly titled measures used by other companies in the industry, and (ii) it excludes financial information that some may consider important in evaluating QVC's performance. QVC compensates for these limitations by providing disclosure of the difference between Adjusted OIBDA and U.S. GAAP results, including providing a reconciliation of Adjusted OIBDA to U.S. GAAP results, to enable investors to perform their own analysis of QVC's operating results. The following table provides a reconciliation of operating income to Adjusted OIBDA.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Operating income	$330	305	1,021	1,051
Depreciation and amortization	112	108	354	306
Stock-based compensation	10	10	30	34
Transaction related costs	—	41	1	50
Adjusted OIBDA	$452	464	1,406	1,441
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
As of September 30, 2019, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
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
QVC had $1.9 billion available under the terms of the Fourth Amended and Restated Credit Agreement as of September 30, 2019, including the portion available under the $400 million tranche that Zulily may also borrow on. The interest rate on the Fourth Amended and Restated Credit Agreement was 3.40% as of September 30, 2019.
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
Other Debt Related Information
QVC was in compliance with all of its debt covenants as of September 30, 2019.
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

Interest Rate Swap Arrangements
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in losses on financial instruments in the accompanying condensed consolidated statements of operations. The swap arrangement expired in June 2019. In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of $1 million as of September 30, 2019, which was included in other long-term liabilities.
On December 31, 2018, QVC entered into a thirteen month interest rate swap arrangement that effectively converted $250 million of its variable rate bank credit facility to a fixed rate of 1.05% with a maturity date in January 2020. The swap instrument does not qualify as a cash flow hedge and the fair value of the swap instrument was in a net asset position of $1 million as of September 30, 2019, which was included in prepaid expenses and other current assets. Changes in the fair value of the swap are reflected in losses on financial instruments in the accompanying condensed consolidated statements of operations.

Additional Cash Flow Information
During the nine months ended September 30, 2019, QVC's primary uses of cash were $1,648 million of principal payments of the senior secured credit facility and finance lease obligations, $698 million of dividends to Qurate Retail, $400 million of principal repayments of our senior secured notes, $353 million of capital and television distribution rights expenditures and $34 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $2,061 million of principal borrowings from the senior secured credit facility, $1,018 million of cash provided by operating activities and a $50 million capital contribution from Qurate Retail. As of September 30, 2019, QVC's cash, cash equivalents and restricted cash balance was $559 million.
During the nine months ended September 30, 2018, QVC's primary uses of cash were $2,636 million of principal payments on debt and finance lease obligations, $297 million of dividends to Qurate Retail, $256 million of capital and television distribution rights expenditures and $23 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,731 million of principal borrowings from the senior secured credit facility, $915 million of cash provided by operating activities and a $520 million capital contribution from Qurate Retail. As of September 30, 2018, QVC's cash, cash equivalents balance and restricted cash was $417 million.
The change in cash provided by operating activities for the nine months ended September 30, 2019 compared to the previous year was primarily due to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
As of September 30, 2019, $212 million of the $559 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 73% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
Other
Capital expenditures in 2019 are expected to be between $350 to $360 million, including $225 million already expended and $42 million in non-cash capital additions for the nine months ended September 30, 2019.
Refer to the chart under the "Off-balance Sheet Arrangements and Aggregate Contractual Obligations" section below for additional information concerning the amount and timing of expected future payments under QVC's contractual obligations as of September 30, 2019.

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
Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations as of September 30, 2019 is summarized below:

	Payments due by period
(in millions)	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt (1)	$—	—	—	500	2,365	2,125	4,990
Interest payments (2)	33	228	228	229	187	1,270	2,175
Finance lease obligations (including imputed interest)	7	25	24	23	22	116	217
Operating lease obligations	$20	36	26	23	21	210	336
(1) Amounts exclude Finance lease obligations and the issue discounts on the 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
(2) Amounts (i) are based on the terms of QVC's senior secured credit facility and senior secured notes, (ii) assumes the interest rates on the floating rate debt remain constant at the rates in effect as of September 30, 2019, (iii) assumes that our existing debt is repaid at maturity and (iv) excludes finance lease obligations.
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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at September 30, 2019:

(in millions, except percentages)	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	—	—	500	750	2,125	3,375	3,505
Weighted average interest rate on fixed rate debt	—%	—%	—%	5.1%	4.4%	5.2%	5.0%	N/A
Variable rate debt (1)	$—	—	—	—	1,615	—	1,615	1,615
Average interest rate on variable rate debt	—%	—%	—%	—%	3.4%	—%	3.4%	N/A
(1) Amounts exclude finance lease obligations and the issue discounts on the 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
N/A - Not applicable.
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP. Accordingly, changes in the fair value of the swap are reflected in losses on financial instruments in the accompanying condensed consolidated statements of operations. The swap arrangement expired in June 2019. In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million. The new swap arrangement will not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of approximately $1 million as of September 30, 2019, which was included in other long-term liabilities. A 1% change in the one-month U.S. LIBOR rate (floating portion of the interest rate swap) will result in a change in the value of the swap instrument of less than $1 million.

On December 31, 2018, QVC entered into a thirteen month interest rate swap arrangement that effectively converted $250 million of its variable rate bank credit facility to a fixed rate of 1.05% with a maturity date in January 2020. The swap instrument does not qualify as a cash flow hedge and the fair value of the swap instrument was in a net asset position of $1 million as of September 30, 2019, which was included in prepaid expenses and other current assets. Changes in the fair value of the swap are reflected in losses on financial instruments in the accompanying condensed consolidated statements of operations. A 1% change in the one-month U.S. LIBOR rate (floating portion of the interest rate swap) will result in a change in the value of the swap instrument of less than $1 million.

Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three and nine months ended September 30, 2019 would have been impacted by approximately $1 million and $3 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The Fourth Amended and Restated Credit Agreement provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of September 30, 2019, no borrowings in foreign currencies were outstanding.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2019 because of the material weaknesses in our internal control over financial reporting as discussed in more detail in our Form 10-K for the year ended December 31, 2018. Management has continued to monitor the implementation of the remediation plan described in our 10-K for the year ended December 31, 2018, as described below.

Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2019, we continued to review the design of our controls, made adjustments and continued implementing controls to alleviate the noted control deficiencies. Other than these items, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
QVC, Inc.

Date: November 12, 2019	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2019	By:/s/ JEFFREY A. DAVIS
Jeffrey A. Davis
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-2