Form 10-K
period 2019-12-31
QVC INC
filed 2020-02-26
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-38654

QVC, Inc.
(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	23-2414041 (I.R.S. Employer Identification Number)

1200 Wilson Drive West Chester, Pennsylvania (Address of principal executive offices)	19380 (Zip Code)
Registrant's telephone number, including area code: (484) 701-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
6.375% Senior Secured Notes due 2067	QVCD	New York Stock Exchange
6.250% Senior Secured Notes due 2068	QVCC	New York Stock Exchange
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

QVC, Inc.
2019 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business
Overview
QVC, Inc. and its consolidated subsidiaries (unless otherwise indicated or required by the context, the terms "we," "our," "us," the "Company," and "QVC" refer to QVC, Inc. and its consolidated subsidiaries) curates and sells a wide variety of consumer products via highly engaging, video-rich, interactive shopping experiences, distributed to approximately 216 million worldwide households each day (excluding our joint venture in China as discussed below in further detail) through our broadcast networks. We also reach audiences through our websites (including QVC.com, HSN.com and others), our applications via streaming video; Facebook Live, Roku, Apple TV, and Amazon Fire; mobile applications; our social pages and over-the-air broadcasters. We believe we are a global leader in video retailing, e-commerce, mobile commerce and social commerce, with operations based in the United States ("U.S."), Germany, Japan, the United Kingdom ("U.K."), and Italy. Additionally, we have a 49% interest in a retailing joint venture in China, which operates through a television shopping channel with an associated website. The joint venture is accounted for as an equity method investment.
Our operating strategies are to (i) Curate special products at compelling values; (ii) Extend video reach and relevance; (iii) Reimagine daily digital discovery; (iv) Expand and engage our passionate community; and (v) Deliver joyful customer service. In addition, we are exploring opportunities to evolve the International operating model to pursue growth opportunities in a more leveraged way across markets.
For the year ended December 31, 2019, approximately 93% of QVC's worldwide shipped sales were from repeat and reactivated customers (i.e., customers who made a purchase from us during the prior twelve months and customers who previously made a purchase from us but not during the prior twelve months). In the same period, QVC attracted approximately 4.3 million new customers and the global e-commerce operation comprised $5.8 billion, or 53%, of QVC's consolidated net revenue for the year ended December 31, 2019.
In the U.S., we distribute programming live 20 hours per day, 364 days per year. The QVC and HSN brands present on average 710 products and 580 products, respectively, every week. Internationally, we distribute live programming 8 to 24 hours per day, depending on the market.
We offer a wide assortment of high-quality merchandise and classify our products into six groups: home, beauty, apparel, jewelry, accessories and electronics. It is our product sourcing team's mission to research and curate compelling and differentiated products from manufacturers who have sufficient scale to meet anticipated demand. We offer many exclusive and proprietary products, leading national brands and limited distribution brands offering unique items. Many of our products are endorsed by celebrities, designers and other well-known personalities who often join our presenters on our live programming and provide lead-in publicity on their own social pages, websites and other customer touchpoints. We believe that our ability to demonstrate product features and present “faces and places” differentiates and defines the QVC shopping experience. We closely monitor customer demand and our product mix to remain well-positioned and relevant in popular and growing retail segments, which we believe is a significant competitive advantage relative to competitors who operate brick-and-mortar stores.
We operate fifteen distribution centers and eight call centers worldwide. In 2019, our work force consisted of approximately 20,400 employees who handled approximately 120 million customer calls, shipped approximately 233 million units globally and served approximately 15.2 million unique customers. We believe our long-term relationships with major U.S. television distributors, including cable operators (e.g., Comcast, Charter Communications and Cox), satellite television providers (e.g., DISH Network and DIRECTV) and telecommunications companies (e.g., Verizon and AT&T), provide us with broad distribution, favorable channel positioning and significant competitive advantages. We believe that our significant market share, brand awareness, outstanding customer service, repeat customer base, flexible payments options, international reach and scalable infrastructure distinguish us from our competitors.
History
QVC was founded on June 13, 1986 by Joseph Segel. Our first U.S. live broadcast took place at 7:30 PM ET on November 24 of that year, reaching 7.6 million homes. Initially broadcast live from 7:30 PM ET until midnight each weekday and all day Saturdays and Sundays, the channel extended its live U.S. programming to 24 hours per day in January 1987. QVC began its International operations in 1993.

In 1995, Comcast purchased a majority shareholding in QVC. In 2003, Comcast sold its majority share to Qurate Retail, Inc. ("Qurate Retail") (formerly known as Liberty Interactive Corporation).
HSN, Inc. ("HSN"), now a subsidiary of QVC, began broadcasting television home shopping programming from its studios in St. Petersburg, Florida in 1981 and, by 1985, was broadcasting its programming through a national network of cable and local television stations 24 hours a day, seven days a week.

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
Operating segments
During the first quarter of 2019, the Company changed its reportable operating segments to combine QVC-U.S. and HSN into one reportable segment called QxH and presented prior period information to conform with this change. QVC now has two reportable segments: QxH and QVC-International. These segments reflect the way the Company evaluates its business performance and manages its operations. For financial information about our operating segments, please refer to note 16 of our accompanying consolidated financial statements, as well as to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."
QxH
QxH's live programming is distributed nationally, 20 hours per day, 364 days per year, to approximately 92 million television households and distributes our programming to approximately 99% of households subscribing to services offered by television distributors. QxH's televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full time basis, including the main QVC and HSN channels as well as the additional channels of QVC2, QVC3 and HSN2. These additional channels offer viewers access to a broader range of QxH programming options as well as more relevant programming for viewers in different time zones. During the first quarter of 2019, QxH transitioned its Beauty iQ broadcast channel to QVC 3 and Beauty iQ content was moved to a digital only platform. QxH also has over-the-air broadcasting in designated U.S. markets that can be accessed by any household with a digital antenna in such markets, regardless of whether it subscribes to a paid television service. This allows QxH to reach customers who previously did not have access to the program through other television platforms.
QxH's programming is also available through QVC.com and HSN.com (our "Websites") as well as applications via streaming video; Facebook Live, Roku, Apple TV, and Amazon Fire; mobile applications; our social pages and over-the-air broadcasters (collectively, our "Digital Platforms"). Our Digital Platforms enable consumers to purchase goods offered on our broadcast programming along with a wide assortment of products that are available only on our Websites. Our Websites and other Digital Platforms are natural extensions of our business model, allowing customers to engage in our shopping experience wherever they are, with live or on-demand content customized to the device they are using. In addition, our Websites and mobile applications allow shoppers to browse, research, compare and perform targeted searches for products, read customer reviews, control the order-entry process and conveniently access their account. For the year ended December 31, 2019, approximately 80% of our new QxH customers made their first purchase through our digital platforms. QxH, including our Digital Platforms, contributed $8.3 billion, or 75%, of consolidated net revenue, $1,120 million of operating income and $1,536 million of Adjusted OIBDA (defined in note 16 to the accompanying consolidated financial statements) for the year ended December 31, 2019.
The table below illustrates QxH's digital sales growth since 2017:

	Years ended December 31,
(in millions)	2019	2018	2017 (1)
QxH digital platform revenue	$4,708	4,748	4,520
Total QxH net revenue	8,277	8,544	8,483
QxH digital platform % of total QxH net revenue	56.9%	55.6%	53.3%
(1) Net Revenue for QxH for the year ended December 31, 2017 includes HSN's standalone results which are not included within the accompanying consolidated financial statements.

QVC-International
Our international business brings the QVC shopping experience to approximately 124 million households outside the U.S., primarily in Germany, Austria, Japan, the U.K., the Republic of Ireland, and Italy. In addition, our joint venture in China reaches approximately 167 million households. Similar to the U.S. business, our international business engages customers via multiple platforms, including broadcast networks, websites, mobile applications and social pages. Our international product sourcing teams select products tailored to the interests of each local market. For the year ended December 31, 2019, our international operations, including our Digital platforms, generated $2.7 billion, or 25%, of consolidated net revenue, $354 million of operating income and $446 million of Adjusted OIBDA (defined in note 16 to the accompanying notes to our consolidated financial statements).
The table below illustrates QVC-International's digital sales growth since 2017:

	Years ended December 31,
(in millions)	2019	2018	2017
QVC - International digital platform revenue	$1,114	1,051	942
Total QVC - International net revenue	2,706	2,738	2,631
QVC - International digital platform % of total QVC - International net revenue	41.2%	38.4%	35.8%
QVC-Japan. We own 60% of QVC-Japan through a venture with Mitsui & Co., LTD. QVC-Japan launched in April 2001 and currently broadcasts 19 hours of live programming each day and reaches approximately 29 million households. QVC-Japan also operates digital platforms including a website, mobile applications and social pages. In 2014, QVC-Japan launched Q-plus, which consists of infomercial programming distributed by purchasing available airtime on certain channels. On December 1, 2018, QVC-Japan launched 4K high dynamic range broadcasting ("HDR"), making QVC-Japan the first network in Japan to broadcast native, full-scale 4K HDR programming 24 hours a day.
QVC-Germany. QVC-Germany went on air in December 1996 and currently broadcasts 17 hours of live programming each day and reaches approximately 42 million households that are located in both Germany and Austria. Beyond the main channel, QVC-Germany also broadcasts shows on two additional channels, QVC Style and QVC2, which provide a broader range of programming options. QVC-Germany also operates digital platforms including a website, a mobile application, smart TV applications, and social pages.
QVC-U.K. QVC-U.K. went on air in October 1993 and currently broadcasts 17 hours of live programming each day and reaches approximately 28 million households that are located in both the U.K. and the Republic of Ireland. Beyond the main channel, QVC-U.K. also broadcasts shows on three additional channels, QVC Beauty, QVC Extra, and QVC Style, which provides a broader range of programming options, along with digital platforms including a website, mobile applications and social pages.
QVC-Italy. QVC-Italy went on air in October 2010 and currently reaches approximately 25 million households. QVC-Italy broadcasts live for 17 hours each day on satellite and digital terrestrial television. QVC-Italy also operates digital platforms including a website, a mobile application and social pages.
QVC-France. In June 2015, QVC expanded its global presence into France. In March 2019, QVC-France ceased commercial operations.
China Joint Venture. On July 4, 2012, we entered into a joint venture with Beijing-based CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio ("CNR"), China's government-owned radio division. The joint venture, CNR Home Shopping Co., Ltd. ("CNRS"), is owned 49% by QVC and 51% by CNR through subsidiaries of each company. CNRS operates a retailing business in China through a television shopping channel with an associated website. CNRS distributes live programming for approximately 10 hours each day. The CNRS joint venture is accounted for as an equity method investment recorded as equity in losses of investee in our consolidated statements of operations.

Merchandise
We believe that our ability to combine product and programming helps us create competitive advantages over traditional brick-and-mortar and Internet retailers. We seek to offer our customers an assortment of compelling, high-quality products. In the U.S., the QVC and HSN brands present on average 710 products and 580 products, respectively, every week on our live programming, approximately 21% and 28%, respectively, of which have not been presented previously to our television audience. We offer customers high-quality and brand name products, presented in a creative, informative, entertaining and engaging style. We provide a differentiated shopping experience by offering customers the opportunity to experience not only the product being sold, but also the people and places behind that product, thereby enhancing their overall shopping experience.
Our global merchandise mix features: (i) home, (ii) apparel, (iii) beauty, (iv) accessories, (v) electronics and (vi) jewelry. Many of our brands are exclusive, while others are created by well-known designers. Our global sales mix is provided in the table below:

	Years ended December 31,
Product category	2019	2018	2017 (1)
Home	37%	38%	34%
Beauty	18%	18%	17%
Apparel	16%	16%	19%
Accessories	12%	11%	13%
Electronics	11%	11%	9%
Jewelry	6%	6%	8%
Total	100%	100%	100%
(1) Our global sales mix for the year ended December 31, 2017 does not include HSN.
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

Distribution
QVC distributes its programmings via satellite and optical fiber, to cable television and direct-to-home satellite system operators for retransmission to its subscribers in the U.S., Germany, Japan, the U.K., Italy and neighboring countries. The Company also transmits its programmings over digital terrestrial broadcast television to viewers throughout Italy, Germany, and the U.K. and to viewers in certain geographic regions in the U.S. In the U.S., the Company uplinks its digital programming transmissions using a third party service or internal resources. The transmissions are uplinked to protected, non-preemptible transponders on U.S. satellites. "Protected" status means that, in the event of a transponder failure, QVC's signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, QVC's transponders cannot be preempted in favor of a user of a failed transponder, even another user with "protected status." The Company's international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on international satellites and terrestrial transmitters. QVC's transponder service agreements for the Company's U.S. transponders expire at the earlier of the end of the lives of the satellites or the service agreements. The service agreements for QxH expire between 2020 and 2025. The service agreements for QVC-International transponders and terrestrial transmitters expire between 2020 and 2029.
We continually seek to expand and enhance our broadcast and e-commerce platforms, as well as to further our international operations and multimedia capabilities. We offer native high definition ("HD") programming in addition to standard definition programming, which provides additional channel locations and allows us to utilize a typically wider screen with crisper and more colorful images to present a larger “storefront,” which we believe captures the attention of channel “surfers” and engages our customers. In the U.S., our HD programming reaches approximately 80 million households. We continue to develop and launch features to further enrich the viewing experience.
Affiliation agreements
QVC enters into long-term affiliation agreements with certain of our television distributors who downlink our programming and distribute the programming to their customers. Our affiliation agreements with QVC distributors have termination dates ranging from 2020 to 2024. Our ability to continue to sell products to our customers is dependent on our ability to maintain and renew these affiliation agreements in the future. Although we are typically successful in obtaining and renewing these agreements, we do not have distribution agreements with some of the distributors that carry our programming. We are currently providing programming without affiliation agreements to distributors representing approximately 5.8% of our QVC channel distribution and 1.1% of our HSN channel distribution. Some of our international programming may continue to be carried by distributors after the expiration dates on our affiliation agreements with them have passed.
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
Demographics of customers
We enjoy a very loyal customer base, as demonstrated by the fact that for the twelve months ended December 31, 2019, approximately 86% of our shipped sales came from repeat customers (i.e., customers who made a purchase from us during the prior twelve months), who spent an average of $1,281 each during this period. An additional 7% of shipped sales in that period came from reactivated customers (i.e., customers who previously made a purchase from us, but not during the prior twelve months).

We had a slight decline in customer count during 2019. On a trailing twelve month basis, total consolidated customers (excluding the joint venture in China) were approximately 15.2 million which includes 10.6 million QxH customers and 4.6 million QVC-International customers. We believe our core customer base represents an attractive demographic target market. Based on internal customer data for QxH, approximately 44% of our 10.6 million customers for the twelve months ended December 31, 2019 were women between the ages of 35 and 64.
We do not depend on any single customer for a significant portion of our revenue.
Order taking and fulfillment
We take a majority of our orders via our websites and via mobile applications on iPhone, iPad, Apple Watch, Android and other devices. QxH and QVC-International customers placed approximately 39% and 32%, respectively, of all orders directly through their mobile devices in 2019.
We have three customer contact centers in the US and five international customer contact centers that can direct calls, e-mail contacts and social contacts from one center to the other as volume mandates. Many markets also utilize home agents to handle calls, allowing staffing flexibility for peak hours. In addition, we utilize computerized interactive voice response order systems for telephonic orders, which handle approximately 28% of all orders taken on a worldwide basis. QxH has eleven distribution centers and QVC-International has four distribution centers. Our distribution centers and drop ship partners have shipped on average 454,000 units per day at QxH and 183,000 units per day for QVC-International during 2019. Refer to Item 2. "Properties" for further details.
QVC has built a scalable operating infrastructure focused on sustaining efficient, flexible and cost-effective sale and distribution of our products. Since our physical store locations are minimal, we require lower inventory levels and capital expenditures compared to traditional brick-and-mortar retailers. In recent years, we have made and continue to make significant investments in our distribution centers that we believe will accommodate our foreseeable growth needs. Further, since we have no set “floor plan” and can closely manage inventory levels at our centralized warehouses, we believe we have the flexibility to analyze and react quickly to changing trends and demand by shifting programming time and product mix. Our cost structure is highly variable, which we believe allows us to consistently achieve attractive margins relative to brick-and-mortar retailers.
Third party carriers transport our packages from our distribution centers to our customers. In each market where we operate, we have negotiated long-term contracts with shipping companies, which in certain circumstances provide for favorable shipping rates.
Competition
We operate in a rapidly evolving and highly competitive retail business environment. We have numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, e-commerce retailers, direct marketing retailers, wholesale clubs, discount retailers, infomercial retailers, and mail-order and catalog companies. Some of our competitors, such as Amazon and Walmart, have a significantly greater web-presence. We believe that the principal competitive factors for our web-commerce operations are high-quality products, brand recognition, selection, value, convenience, price, website performance, customer service and accuracy of order shipment.
We believe that QxH is a leader in video shopping, e-commerce, mobile commerce and social commerce by curating quality products at outstanding values, providing exceptional customer service, establishing favorable channel positioning and multiple touchpoints across digital platforms and generating repeat business from our core customer base and that it also compares favorably in terms of sales to general, non-video based retailers due to our extensive customer reach and efficient cost structure. QxH's closest video shopping competitor is ShopHQ (formerly referred to as Evine) and our international operations face similar competition in their respective markets, such as Jupiter Shop Channel in Japan, HSE 24 in Germany, Austria, and Italy, and Ideal World in the U.K.
We also compete for access to customers and audience share with other providers of broadcast, digital and hard copy entertainment and content. The price and availability of other programming and the conversion to digital programming platforms may unfavorably affect the placement of our programming in the channel line-ups of our distributors, and may affect our ability to obtain distribution agreements with small cable distributors. Competition from other programming also affects the compensation that must be paid to distributors for carriage. Principal competitive factors for us include (i) value, quality and selection of merchandise; (ii) customer experience, including customer service and speed, cost and reliability of fulfillment and delivery services and (iii) convenience and accessibility of sales channels.

Employees
QVC employed approximately 20,400 full-time and part-time employees as of December 31, 2019. Employment levels fluctuate due to seasonal factors affecting our business. Additionally, we utilize independent contractors and temporary personnel to supplement our workforce, particularly on a seasonal basis. We consider our employee relations to be good.
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
In 2000, we became subject to a consent decree issued by the FTC barring us from making certain deceptive claims for dietary supplements and specified products related to the common cold, pneumonia, hay fever and allergies. We also became subject to an expanded consent decree issued by the FTC in 2009 that terminates on the later of May 26, 2029, or 20 years from the most recent date that the U.S. or the FTC files a complaint in federal court alleging any violation thereunder. Pursuant to this expanded consent decree, we are prohibited from making certain claims about specified weight-loss, dietary supplement and anti-cellulite products unless we have competent and reliable scientific evidence to substantiate such claims. Violation of the

QVC order may result in the imposition of significant civil penalties for non-compliance and related redress to consumers and/or the issuance of an injunction enjoining us from engaging in prohibited activities. Additionally, HSN was subject to a consent order issued by the FTC that expired in 2019 and which barred HSN (including its subsidiaries and affiliates) from making certain claims with respect to specified categories of products.
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
Beginning in 2012, the FCC adopted regulations pursuant to the Twenty-First Century Communications and Video Accessibility Act of 2010 that impose captioning requirements on various types of programming distributed via Internet protocol ("IP") that was previously televised with captions. A multi-year implementation period for previously televised IP-delivered programming was completed in 2016. The Company is subject to the IP-captioning rules as a Video Programming Owner and as a Video Programming Distributor that distributes covered programming on its website and via mobile and video streaming platforms. In 2014, the FCC adopted closed captioning quality standards for televised programming distributed by the Company’s distributors. Although compliance obligations for the captioning quality standards are placed directly on the Company’s distributors, under the captioning quality rules, the Company’s distributors can demonstrate compliance with the quality rules by relying on a certification from programmers, such as the Company, that its programming satisfies the caption quality standards adopted by the FCC, that the programmer has adopted and follows captioning best practices for video programmers adopted by the FCC, or that its programming is exempt from captioning requirements. These closed captioning quality requirements took effect in March 2015. In the 2016 amendments to the closed captioning rules noted above, the FCC also extended direct responsibility for televised captioning quality to video programmers such as the Company. As a result of the foregoing changes and rules involving captioning of IP-delivered programming and captioning quality standards, QVC may incur additional costs and compliance obligations related to closed captioning of its programming.
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
Our online commerce businesses are subject to domestic and foreign laws governing the collection, use, retention, security and transfer of personally-identifiable information about their users. The enactment, interpretation and application of user data protection laws are in a state of flux, and the interpretation and application of such laws may vary from country to country. For example, the European Union’s ("E.U.") General Data Protection Regulation (“GDPR”), which established new data laws that give customers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information, took effect in May 2018. Further, in 2015, the Court of Justice of the E.U. invalidated the "Safe Harbor Framework," which had allowed companies to collect and process personal data in E.U. nations for use in the U.S. The EU-U.S. Privacy Shield, which replaced the Safe Harbor Framework, became fully operational on August 1, 2016, but is the subject of litigation in the E.U. The European Commission proposed new regulations regarding privacy and electronic communications in 2017 which remain pending, including additional regulation of the Internet tracking tools known as "cookies." Finally, countries in other regions, most notably Asia, Eastern Europe and Latin America, are increasingly implementing new privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be enforced.
In the U.S., the FTC has proposed a privacy policy framework, and Congress may consider legislation that would require organizations that suffer a breach of security related to personal information to notify owners of such information. Many states have adopted laws requiring notification to users when there is a security breach affecting personal data, such as California's Information Practices Act. California also has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA took effect on January 1, 2020. The California Attorney General is drafting implementation regulations and guidance regarding the law. Complying with these different national and state privacy requirements may cause us to incur substantial costs. In addition, we generally have and post on our websites privacy policies and practices regarding the collection, use and disclosure of user data. A failure to comply with such posted privacy policies or with the regulatory requirements of federal, state, or foreign privacy laws could result in proceedings or actions by governmental agencies or others (such as class action litigation) which could adversely affect our business.
Our business is also dependent upon our continued ability to transmit our programming to television distributors from our third party FCC-licensed satellite uplink facilities, which are subject to FCC compliance in the U.S. and foreign regulatory requirements in our international operations.
Intellectual property
We regard our tradenames, service marks, patents, copyrights, domain names, trade dress, trade secrets, proprietary technologies and similar intellectual property as critical to our success. We rely on a combination of tradename, patent and copyright law, trade-secret protection, and confidentiality and/or license agreements with our employees, customers, suppliers, affiliates and others to protect these proprietary rights. We have registered, or applied for the registration of, a number of tradenames, service marks, patents, copyrights and domain names through U.S. and foreign governmental authorities and vigorously protect our proprietary rights against infringement.
In the U.S., we have registered tradenames and service marks including, but not limited to our brand names and logo, "QVC," "Quality Value Convenience," "Find What You Love, Love What You Find," the "Q Logo," and "Q" and trademarks for our proprietary products sold such as "Arte D’Oro," "Cook’s Essentials," "Denim & Co.," "Diamonique," "Nature's Code," "Northern Nights" and "Ultrafine Silver." Similarly, foreign registrations have been obtained for many tradenames and service marks for our brand names, logo and propriety products including, but not limited to, "QVC," the "Q Logo," "Q," "Cook’s Essentials," "Denim & Co.," "Diamonique" and "Northern Nights."

HSN has numerous tradename registrations or pending applications in the United States which help to expand HSN’s brand awareness. These registrations and applications include the “HSN” brand name and the “HSN logo” as well as registrations for HSN’s propriety products and services, including, but not limited to, “HSN Shop By Remote,” “Technibond,” and “Concierge Collection.”

We consider the "QVC" and "HSN" names the most significant tradenames and service marks held by us because of their impact on market awareness across all of our geographic markets and on customers’ identification with us. As with all U.S. tradenames or service marks, our tradename and service mark registrations in the U.S. are for a ten year period and are renewable every ten years, prior to their respective expirations, as long as the tradenames or service marks are used in the regular course of trade.

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
On October 1, 2015, Qurate Retail acquired all of the outstanding shares of Zulily, an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. The Company believes Zulily's business is complementary to our Company. Zulily is not part of the results of operations or financial position of QVC presented in this Form 10-K. QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives, and business advisory services. Refer to note 14 to the consolidated financial statements for further details.
On December 31, 2018, QVC amended and restated its senior secured credit facility (the "Fourth Amended and Restated Credit Agreement") increasing the revolving credit facility from $2.65 billion to $3.65 billion (which was reduced to $2.95 billion, effective February 4, 2020 upon the closing of QVC's offering of the 4.75% Senior Secured Notes due 2027 (the "2027 Notes")) as explained further in note 8 to our consolidated financial statements. The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or Zulily. Under the terms of the Fourth Amended and Restated Credit Agreement, QVC and Zulily are jointly and severally liable for all amounts borrowed on the $400 million tranche. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of Zulily. As of December 31, 2019, there was $130 million borrowed by Zulily on the $400 million tranche of the senior secured credit facility, none of which the Company expects to repay on behalf of Zulily.
On October 17, 2018, QRG announced a series of initiatives designed to better position its QxH business (“QRG Initiatives”). As part of the QRG Initiatives, QVC will close its fulfillment centers in Lancaster, Pennsylvania and Roanoke, Virginia and has entered into an agreement to lease a new fulfillment center in Bethlehem, Pennsylvania, which commenced in 2019 (see note 9 to the accompanying consolidated financial statements). QVC recorded transaction related costs of $1 million and $60 million during the years ended December 31, 2019 and 2018, respectively, which primarily related to severance, other QRG Initiatives and the closure of operations in France as discussed below.
In the fourth quarter of 2018, QVC recorded a charge related to the potential closure of its operations in France. For the year ended December 31, 2018, QVC recorded $9 million in severance expenses, which is included in transaction related costs (see note 16 to the accompanying consolidated financial statements), and $4 million in inventory obsolescence related to these exit activities. No material severance or inventory obsolescence expenses related to these exit activities were recorded during 2019. The formal announcement to execute the closure was made in March 2019 and broadcasting for QVC in France was subsequently terminated on March 13, 2019.

QVC engages with CBI, which is a wholly owned subsidiary of Qurate Retail and prior to the common control transaction between QVC and Qurate Retail, included as part of HSN. CBI is not part of the results of operations or financial position of QVC presented in the accompanying consolidated financial statements. During the year ended December 31, 2019, QVC and CBI engaged in multiple transactions relating to sourcing of merchandise, personnel and business advisory services. Refer to note 14 to the accompanying consolidated financial statements for further details.
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
Qurate Retail's interests may not coincide with our interests or yours and Qurate Retail may cause us to enter into transactions or agreements with related parties or approve corporate actions that could involve conflicts of interest. For example, Qurate Retail's dependence on our cash flow for servicing its debt and for other purposes is likely to result in our payment of large dividends to Qurate Retail, which may increase our leverage and decrease our liquidity. We paid $879 million, $367 million, and $866 million of dividends to Qurate Retail during the years ended December 31, 2019, 2018, and 2017, respectively. See also Item 1A. "Risk Factors."

* * * * *
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; QRG Initiatives; capital expenditures; revenue growth; remediation of a material weakness; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; repayment of debt; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	customer demand for our products and services and our ability to anticipate customer demand and to adapt to changes in demand;

•	competitor responses to our products and services;

•	increased digital TV penetration and the impact on channel positioning of our programs;

•	the levels of online traffic on our websites and our ability to convert visitors into consumers or contributors;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	our future financial performance, including availability, terms and deployment of capital;

•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;

•	the cost and ability of shipping companies, suppliers and vendors to deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings;

•	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;

•	domestic and international economic and business conditions and industry trends;

•	changes in tariffs, trade policy and trade relations following the 2016 U.S. presidential election and the U.K.'s exit from the E.U. (“Brexit”);

•	consumer spending levels, including the availability and amount of individual consumer debt;

•	advertising spending levels;

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
Item 1A. Risk Factors
The retail business environment is subject to intense competition, and we may not be able to effectively compete for customers
We operate in a rapidly evolving and highly competitive retail business environment. Although we are the U.S.’s largest television shopping retailer, we have numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, other televised shopping retailers such as ShopHQ (formerly referred to as Evine) in the U.S., Jupiter Shop Channel in Japan, HSE 24 in Germany and Italy, and Ideal World in the U.K., infomercial retailers, Internet retailers, including livestream shopping retailers, and mail-order and catalog companies. Many of our current and potential competitors have greater resources, longer histories, more customers and greater brand recognition than we do. They may secure better terms from vendors, adopt more aggressive pricing, offer free or subsidized shipping and devote more resources to technology, fulfillment and marketing. Other companies also may enter into business combinations or alliances that strengthen their competitive positions. Such business combinations or alliances may result in competitors with greatly improved financial resources, improved access to merchandise, greater market penetration than they previously enjoyed and other improvements in their competitive positions. This may cause our customers to elect to purchase products from a competitor that they would have historically purchased from QVC, resulting in less revenue to QVC.
Although we sell a variety of exclusive products, one of the most significant challenges we face is competition on the basis of price. Price is of great importance to most customers, and price transparency and comparability continues to increase, particularly as a result of digital technology. The ability of consumers to compare prices on a real-time basis puts additional pressure on us to maintain competitive prices.
In addition, many retailers, especially online retailers with whom we compete, are increasingly offering customers aggressive shipping terms, including free or discounted expedited shipping. As these practices become more prevalent, we may experience further competitive pressures to attract customers and/or to change our shipping program. Our ability to be competitive on delivery times and shipping costs depends on many factors, and our failure to successfully manage these factors and offer competitive shipping terms could negatively impact the demand for our products and our profit margins. We also compete for access to customers and audience share with other providers of televised, online and hard copy entertainment and content. Our inability to compete effectively with regard to the assortment, product price, shipping terms, shipping pricing or free shipping and quality of the merchandise we offer for sale or to keep pace with competitors in our marketing, service, location, reputation, credit availability and technologies, could have a material adverse effect.
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

Management’s efforts to realize the anticipated synergies from Qurate Retail’s acquisitions of HSN and Zulily may divert management’s time and attention and other resources from QVC’s business
On December 29, 2017, Qurate Retail completed the acquisition of the 62% ownership interest of HSN it did not already own in an all-stock transaction. On December 31, 2018, Qurate Retail transferred its 100% ownership interest in HSN to QVC. As entities under the common control of Qurate Retail, QVC, HSN and Zulily are cooperating to recognize meaningful synergies by seeking opportunities to leverage their combined scale and capabilities to accelerate each company’s sales and deliver cost savings.
QVC, HSN and Zulily engage in transactions relating to personnel, sales, sourcing of merchandise, marketing initiatives, fulfillment integration and business advisory services with the expectation that these transactions will result in various synergies including, among other things, enhanced revenues, procurement cost savings and operating efficiencies, innovation and sharing of best practices. We currently anticipate that these efforts will continue for the foreseeable future.
Achieving the anticipated benefits from these transactions will require the dedication of management and other resources, which may distract their attention from QVC’s other operations. Additionally, the anticipated benefits from these transactions are subject to a number of significant challenges and uncertainties, including, whether unique corporate cultures of separate organizations will work collaboratively in an efficient and effective manner, the possibility of faulty assumptions underlying expectations regarding potential synergies, unforeseen expenses or delays and contractual limitations. Many of these challenges and uncertainties are difficult to quantify and any of them could result in disruptions to our operations, increased costs, decreased revenue, decreased synergies and the diversion of the time and attention of management and other resources, which could have a material adverse impact on our business, financial condition and results of operations.
Our long-term success depends in large part on our continued ability to attract new customers and retain existing customers and we may not be able to do that in a cost-effective manner
In an effort to attract and retain customers, we engage in various merchandising and marketing initiatives, which involve the expenditure of money and resources, particularly in the case of the production and distribution of our television programming and, to an increasing extent, digital advertising. We have spent, and expect to continue to spend, increasing amounts of money on, and devote greater resources to, certain of these initiatives, particularly in our continuing efforts to increasingly engage customers through online digital marketing and to personalizing our customers’ shopping experience. These initiatives, however, may not resonate with existing customers or consumers generally or may not be cost-effective. In addition, costs associated with the production and distribution of our television programming and costs associated with digital marketing, including marketing on third-party platforms such as Google and Facebook, have increased and are likely to continue to increase in the foreseeable future and, if significant, could have a material adverse effect to the extent that they do not result in corresponding increases in net revenue.
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

We depend on the television distributors that carry our programming and no assurance can be given that we will be able to maintain and renew our affiliation agreements on favorable terms or at all
In the U.S., we currently distribute our programming through affiliation or transmission agreements with many television providers, including, but not limited to, Comcast, AT&T/DIRECTV, Charter, DISH Network, Verizon and Cox. Internationally, we currently distribute our programming through Vodafone Kabel Deutschland GmbH, Media Broadcast GmbH, SES ASTRA, Telekom Deutschland GmbH, Unitymedia GmbH, Tele Columbus and Primacom, Jupiter Telecommunications, Ltd., Sky Perfect and World Hi-Vision Channel, Inc., A1 Telekom Austria AG, UPC Telekabel Wien GmbH, British Sky Broadcasting, Freesat, Freeview and Virgin Media, and Mediaset, Hot Bird and Sky Italia. Our affiliation agreements with distributors are scheduled to expire between 2020 to 2024.
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
The renewal negotiation process for affiliation agreements is typically lengthy. In some cases, renewals are not agreed upon prior to the expiration of a given agreement while the programming continues to be carried by the relevant distributor without an effective agreement in place. We do not have distribution agreements with some of the cable operators that carry our programming. In total, we are currently providing programming without affiliation agreements to distributors representing approximately 5.8% of our QVC-U.S. distribution and approximately 1.1% of our HSN distribution. Some of our international programming may continue to be carried by distributors after the expiration dates on our affiliation agreements with them have passed.
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
The failure to maintain suitable placement for our programming or to adapt to changes in consumer behavior driven by online video distribution platforms for viewing content could adversely affect our ability to attract and retain television viewers and could result in a decrease in revenue
We are dependent upon the continued ability of our programming to compete for viewers. Effectively competing for television viewers is dependent, in substantial part, on our ability to negotiate and maintain placement of our programming at a favorable channel position, such as in a basic tier or within a general entertainment or general broadcasting tier. Less favorable channel position for our programming, such as placement adjacent to programming that does not complement our programming, a position next to our televised home shopping competitors or isolation in a "shopping" tier could adversely affect our ability to attract television viewers to our programming.
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
Changes in consumer behavior driven by online video distribution platforms for viewing content may have an adverse impact on our business. Distribution platforms for viewing content over the internet have been, and will likely continue to be, developed that further increase the competition for viewers of programming. These distribution platforms are driving changes in consumer behavior as consumers seek more control over when, where and how they consume content.

Consumers are increasingly turning to online sources for viewing content, which has and likely will continue to reduce the number of viewers of our television programming. Although we have attempted to adapt our offerings to changing consumer behaviors, virtual multichannel video providers, online video distributors and programming networks providing their content directly to consumers over the internet rather than through traditional television services continue to emerge, gain consumer acceptance and disrupt traditional television distribution services, which we rely on for the distribution of our television programming.
An increasing number of companies offering streaming services, including some with exclusive high-quality original video programming, as well as programming networks offering content directly to consumers over the internet, have increased the number of entertainment choices available to consumers, which has intensified audience fragmentation. The increase in entertainment choices adversely affects the viewership of our programming. Additionally, time-shifting technologies, such as video on demand services and DVR and cloud-based recording services, could adversely affect our ability to attract television viewers to our programming.
Our future success will depend, in part, on our ability to anticipate and adapt to technological changes and to offer elements of our programming via new technologies in a cost-effective manner that meets customer demands and evolving industry standards. Our failure to effectively anticipate or adapt to emerging technologies or competitors or changes in consumer behavior, including among younger consumers, could have an adverse effect on our competitive position, businesses and results of operations.
 Any continued or permanent inability to transmit our programming via satellite would result in lost revenue and could result in lost customers
Our success is dependent upon our continued ability to transmit our programming to television providers from our satellite uplink facilities, and for our distributors to continue to receive our programming at their satellite earth station downlink facilities. These transmissions are subject to FCC regulation and compliance in the U.S. and foreign regulatory requirements in our international operations. In most cases, we have entered into long-term satellite transponder leases to provide for continued carriage of our programming on replacement transponders and/or replacement satellites, as applicable, in the event of a failure of either the transponders and/or satellites currently carrying our programming. Although we believe we take reasonable and customary measures to ensure continued satellite transmission capability and we believe that these international transponder service agreements can be renewed (or replaced, if necessary) in the ordinary course of business, termination or interruption of satellite transmissions may occur, particularly if we are not able to successfully negotiate renewals or replacements of any of our expiring transponder service agreements in the future.
In order to free up additional spectrum for the provision of next generation commercial wireless broadband services, commonly referred to as 5G, the FCC has commenced and is in the process of completing, a rulemaking proceeding that is expected to reallocate for 5G a portion of the 500 MHz in the 3.7 to 4.2 GHz (“C-Band”) spectrum, which is currently used for the delivery of our programming to our distributors’ satellite earth stations. Currently, there is no immediately available, ubiquitous alternative to C-Band delivery of our programming, particularly outside of our major markets. Depending on the parameters for the reallocation adopted by the FCC, there could be an impact on our ability to deliver our programming reliably and without interruption to our distributors. The Company is actively looking at alternatives to C-Band distribution to mitigate the risks posed to our operations from the C-Band reallocation proceeding, but the Company can give no assurance that these alternatives will adequately mitigate such risks.

Our Ecommerce business could be negatively affected by changes in third-party digital platform algorithms and dynamics as well as our inability to monetize the resulting web traffic
The success of our Ecommerce business depends on a high degree of website traffic, which is dependent on many factors, including the availability of appealing website content, user loyalty and new user generation from various digital marketing channels that charge a fee. Third-party digital platforms, such as Google and Facebook, frequently update and change the logic that determines the placement and display of results of a user’s search, or advertiser content, such that the purchased or algorithmic placement of advertisements or links to the websites of our Ecommerce business can be negatively affected. If a major search engine or third-party digital platform changes its algorithms in a manner that negatively affects our paid advertisement distribution or unpaid search ranking, the business and financial performance of our Ecommerce business would be adversely affected, potentially to a material extent. Furthermore, our failure to successfully manage our digital marketing strategies could result in a substantial decrease in traffic to our website, as well as increase costs if we were to replace free traffic with paid traffic. Even if our Ecommerce business is successful in generating a high level of website traffic, no assurance can be given that our Ecommerce business will be successful in achieving repeat user loyalty or that new visitors will explore the offerings on our site. Monetizing this traffic by converting users to consumers is dependent on many factors, including availability of inventory, consumer preferences, price, ease of use and website quality. No assurance can be given that the fees paid to third-party digital platforms will not exceed the revenue generated by our visitors. Any failure to sustain user traffic or to monetize such traffic could materially adversely affect the financial performance of our Ecommerce business and, as a result, adversely affect our financial results.
Our Ecommerce business may experience difficulty in the ongoing development, implementation and customer acceptance of, applications for personal electronic devices, which could harm our business
Although our Ecommerce business has developed services and applications to address user and consumer interaction with website content on personal electronic devices, such as smartphones and tablets, the ways in which consumers use or rely on these personal electronic devices is continually changing. If the services or applications we develop in response to changes in consumer behavior are less effective or are not accepted by consumers, our Ecommerce business may experience difficulty attracting and retaining traffic on these platforms. Any failure to attract and retain traffic on these personal electronic devices could materially adversely affect the financial performance of our Ecommerce business and, as a result, adversely affect our financial results. Additionally, as new devices and new platforms are continually being released, it is difficult to predict the challenges that may be encountered in developing versions of our Ecommerce business offering for use on these alternative devices, and our Ecommerce business may need to devote significant resources to the creation, support, and maintenance of their services on such devices.
Our business is subject to online security risks, including security breaches and identity theft
Through our operations, sales, marketing activities, and use of third-party information, we collect and store certain non-public personal information that customers provide to purchase products, enroll in promotional programs, register on websites, or otherwise communicate to us. This may include phone numbers, driver license numbers, contact preferences, personal information stored on electronic devices, and payment information, including credit and debit card data. We gather and retain information about employees in the normal course of business. We may share information about such persons with vendors, contractors and other third-parties that assist with certain aspects of our business. In addition, our online operations depend upon the transmission of confidential information over the Internet, such as information permitting cashless payments. Unauthorized parties may attempt to gain access to our or our vendors’ computer systems by, among other things, hacking into our systems or those of our vendors, through fraud or other means of deceiving our employees or vendors, burglaries, errors by our or our vendors’ employees, misappropriation of data by employees, vendors or unaffiliated third-parties, or other irregularities that may result in persons obtaining unauthorized access to our company’s data. The techniques used to gain such access to our or our vendors’ computer systems, data or customer information, disable or degrade service, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized until launched against a target. We have implemented systems and processes intended to secure our computer systems and prevent unauthorized access to or loss of sensitive data, but as with all companies, these security measures may not be sufficient for all eventualities and there is no guarantee that they will be adequate to safeguard against all cyber attacks, system compromises or misuses of data. Although we have not detected a material security breach or cybersecurity incident to date, we have been the target of events of this nature and expect to be subject to similar attacks in the future. Any penetration of network security or other misappropriation or misuse of customer, employee or other personal information, whether at our company or any of our vendors, could cause interruptions in the operations of our business and subject us to increased costs, fines, litigation, regulatory actions and other liabilities. Security breaches could also significantly damage our reputation with consumers and third parties with whom we do business, which could result in lost sales and customer and vendor attrition. We continue to invest in new and emerging technology and other solutions to protect our retail commerce websites, mobile commerce applications and information systems, but there can be no assurance that these investments and solutions will prevent any of the risks described above. If we are unable to maintain the security of our retail commerce websites and mobile commerce applications, we could suffer loss of sales, reductions in traffic, diversion of management attention, and deterioration of our competitive position and incur liability for any damage to customers whose personal information is unlawfully obtained and used. We may be required to expend significant additional capital and other resources to protect against and remedy any potential or existing security breaches and their consequences, such as additional infrastructure capacity spending to mitigate any system degradation and the reallocation of resources from development activities. We also face similar risks associated with security breaches affecting third parties with which we are affiliated or otherwise conduct business.
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
In 2000, we became subject to a consent decree issued by the FTC barring us from making certain deceptive claims for dietary supplements and specified products related to the common cold, pneumonia, hay fever and allergies. We also became subject to an expanded consent decree issued by the FTC in 2009 that terminates on the later of May 26, 2029, or 20 years from the most recent date that the U.S. or the FTC files a complaint in federal court alleging any violation thereunder. Pursuant to this expanded consent decree, we are prohibited from making certain claims about specified weight-loss, dietary supplement and anti-cellulite products unless we have competent and reliable scientific evidence to substantiate such claims. Violation of the QVC order may result in the imposition of significant civil penalties for non-compliance and related redress to consumers and/or the issuance of an injunction enjoining us from engaging in prohibited activities. Additionally, HSN was subject to a consent order issued by the FTC that had expired in 2019 and which barred HSN (including its subsidiaries and affiliates) from making certain claims with respect to specified categories of products.

Failure to comply with existing laws, rules and regulations, or to obtain and maintain required licenses and rights, could subject us to additional liabilities
We market and provide a broad range of merchandise through television shopping programs and our websites. As a result, we are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions, including foreign jurisdictions, which are subject to change at any time, including laws regarding consumer protection, privacy, the regulation of retailers generally, the license requirements for television retailers in foreign jurisdictions, the importation, sale and promotion of merchandise and the operation of retail stores and warehouse facilities, as well as laws and regulations applicable to the Internet and businesses engaged in online and mobile commerce, such as those regulating the sending of unsolicited, commercial electronic mail and texts. Our failure to comply with these laws and regulations could result in a revocation of required licenses, fines and/or proceedings against us by governmental agencies and/or consumers, which could adversely affect our business, financial condition and results of operations. Moreover, unfavorable changes in the laws, rules and regulations applicable to us could decrease demand for merchandise offered by us, increase costs and/or subject us to additional liabilities. Similarly, new disclosure and reporting requirements, established under existing or new state or federal laws, such as regulatory rules regarding requirements to disclose efforts to identify the origin and existence of certain "conflict minerals" or abusive labor practices in portions of our supply chain, could increase the cost of doing business, adversely affecting our results of operations. Finally, certain of these regulations impact the marketing efforts of our brands and business.
The processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights
In the processing of consumer transactions and managing our employees, our business receives, transmits and stores a large volume of personally identifiable information and other user data. The processing, storage, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by us. Moreover, there are federal, state and international laws regarding privacy and the processing, storage, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to changing legislation and regulations, in numerous jurisdictions around the world, which are intended to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. Compliance with these laws and regulations may be onerous and expensive and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance. For example, the European Court of Justice in 2015 invalidated the U.S.-EU Safe Harbor Framework, which facilitated personal data transfers to the U.S. in compliance with applicable European data protection laws. The EU-U.S. Privacy Shield, which replaced the U.S.-EU Safe Harbor Framework, became fully operational on August 1, 2016, but is subject to legal challenge in the E.U. The EU-U.S. Privacy Shield provides a mechanism to comply with data protection requirements when transferring personal data from the E.U. to the U.S. In addition, Standard Contractual Clauses - another key mechanism to allow data transfers between the U.S. and the E.U. - are also subject to litigation over whether Standard Contractual Clauses can be used for transferring personal data from the E.U. to the U.S. The Court of Justice of the E.U. is expected to rule on the challenges to the EU-U.S. Privacy Shield and Standard Contractual Clauses in 2020. Further, the GDPR, which became effective on May 25, 2018, gives consumers in the E.U. additional rights and imposes additional restrictions and penalties on companies for illegal collection and misuse of personal information. The European Commission is continuing to consider whether to propose new regulations regarding privacy and electronic communications that would complement GDPR, including additional regulation of the Internet tracking tools known as “cookies.” In the absence of such new regulations, European data regulators are indicating their intent to take greater enforcement efforts with respect to the use of cookies. The "Brexit" withdrawal of the United Kingdom (U.K.) from the E.U. may cause transfers of personal data from the E.U. to the U.K. to be subject to increased regulations that would adversely impede the continued sharing of E.U. personal data with the U.K. California has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA became effective on January 1, 2020. The California Attorney General is drafting implementing regulations and guidance regarding the law. Other states in the United States are also separately proposing laws to regulate privacy and security of personal data. Our failure, and/or the failure by the various third party vendors and service providers with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations, or changes in applicable laws and regulations, or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage our reputation and the reputation of our third party vendors and service providers, discourage potential users from trying our products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, any one or all of which could adversely affect our business, financial condition and results of operations. In addition, we may not have adequate insurance coverage to compensate for losses.

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

Significant developments stemming from the negotiation of trade agreements or the Brexit vote could have a material adverse effect on us
The President of the United States has expressed apprehension towards trade agreements, such as the Trans-Pacific Partnership, and suggested that the U.S. would renegotiate or withdraw from certain trade agreements. He has advocated for and imposed tariffs on certain goods imported into the United States, particularly from China and Europe. On January 23, 2017, the President of the United States signed a presidential memorandum to withdraw the U.S. from the Trans-Pacific Partnership. On October 1, 2018, the U.S., Mexico and Canada agreed to the terms of the United States-Mexico-Canada Agreement (the "USMCA"), a successor to the North American Free Trade Agreement ("NAFTA"), which will impact imports and exports among those countries. The countries agreed to a revised version of the USMCA on December 10, 2019. The USMCA has only been ratified by Mexico and the U.S. Once ratified by the legislature of Canada, the USMCA would be enacted and replace NAFTA. As of the date of this report, there is some uncertainty about whether the USMCA will be ratified by Canada, as well as the timing thereof, and the potential for further re-negotiation, or even termination, of NAFTA. Also, the USMCA could undergo further changes that lead to additional modifications of certain USMCA provisions before being passed into law. These and other proposed actions, if implemented, could adversely affect our business because we sell imported products.
Additionally, the Brexit process and negotiations have created political and economic uncertainty, particularly in the U.K. and the E.U., and this uncertainty may last for years. On June 23, 2016, the U.K. held a referendum in which voters approved, on an advisory basis, an exit from the E.U. The U.K. formally left the E.U. on January 31, 2020. This has resulted in a transition period during which the E.U.-U.K. trade relationship will not change, and the UK will remain part of the E.U. Customs Union and Single Market, subject to all E.U. trade law. During the transition period, the E.U. and the U.K. will negotiate their new economic and security relationship, including a new agreement on trade. The transition will last until December 31, 2020, which can be extended for up to two years if the E.U. and the U.K. agree to do so. However, at present, the U.K. government’s stated intention is not to seek or agree to an extension. A “no deal” outcome on trade remains a possibility if the E.U. and the U.K. fail to conclude a new trade agreement before December 31, 2020 and the transition period is not extended. In that case, with effect from January 1, 2021, the basis for E.U.-U.K. trade would automatically default to World Trade Organization terms.
The potential impacts, if any, of the considerable uncertainty relating to Brexit or the resulting terms of the new economic and security relationship between the U.K. and the E.U. on the free movement of goods, services, people and capital between the U.K. and the E.U., customer behavior, economic conditions, interest rates, currency exchange rates, availability of capital or other matters are unclear. Our business could be affected with respect to these matters during this period of uncertainty, and perhaps longer, depending on the resulting terms. In particular, our business could be negatively affected by new trade agreements between the U.K. and other countries, including the U.S., and by the possible imposition of trade or other regulatory barriers in the U.K. which could result in shipping delays and the shortage of products sold by our business. Additionally, the U.K. economy and consumer demand in the U.K., including for our products, could be negatively impacted. Further, various geopolitical forces related to Brexit may impact the global economy, the European economy and our business, including, for example, due to other E.U. member states where we have operations proposing referendums to, or electing to, exit the E.U. These possible negative impacts, and others resulting from the U.K.’s withdrawal from the E.U., may adversely affect our operating results.

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
In October 2018, we announced that we would be opening a new distribution facility in Bethlehem, Pennsylvania in 2019 and that we anticipated closing distribution facilities in Lancaster, Pennsylvania, Roanoke, Virginia, and Greeneville, Tennessee in 2020. In late 2019 we began shipping customer orders from our Bethlehem distribution center, but it is not operating at full capacity as of the date of this report. Difficulties experienced in increasing shipping volumes from the Bethlehem distribution center, including as a result of the package handling equipment or warehouse management systems not performing as anticipated, could cause delays in the Bethlehem distribution center operating at full capacity. Delays in the Bethlehem distribution center operating at full capacity could cause delays in closing other facilities, including our Lancaster, Pennsylvania facility. Delays in closing these facilities or disruptions caused by transitioning order fulfillment operations or returns processing from closing facilities to other facilities may increase our operating expenses, cause disruptions to our order fulfillment process and cause delays in delivering product to customers which would result in lost sales, strain our relationships with customers, and cause harm to our reputation, any of which could have a material adverse impact on our business, financial condition and operating results.
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
We are also impacted by increases in shipping rates charged by third party carriers, which over the past few years, have increased significantly in comparison to historical levels. We currently expect that shipping and postal rates will continue to increase. In the case of deliveries to customers, in each market where we operate, we have negotiated agreements with one or more independent, third party shipping companies, which in certain circumstances provide for favorable shipping rates. If any of these relationships were to terminate or if a shipping company was unable to fulfill its obligations under its contract for any reason, we would have to work with other shipping companies to deliver merchandise to customers, which would most likely be at less favorable rates. Other potential adverse consequences of changing carriers include:
•reduced visibility of order status and package tracking;
•delays in order processing and product delivery; and
•reduced shipment quality, which may result in damaged products and customer dissatisfaction.
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

Natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control may damage our facilities or the facilities of third parties on which we depend, and could impact consumer spending
In addition to our corporate headquarters and operations center located in West Chester, Pennsylvania, we also operate regional headquarters and administrative offices, distribution centers and call centers worldwide. If any of these facilities or the facilities of our vendors or third-party service providers, is affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict, or other events outside of our control, our business, financial condition and results of operations could be materially adversely affected. Disasters occurring at our or our vendors’ facilities also could impact our reputation and our customers’ perception of the products we sell. Moreover, these types of events could negatively impact consumer spending in the impacted regions or depending upon the severity, globally, which could adversely impact our business, financial condition and results of operations. For example, in December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, however, it may result in reduced demand for products sold by our joint venture in China, adversely impact our supply chain and lead to shipping disruptions for products we import. In particular, certain of the products that QxH and QVC International sells are manufactured in China and other countries and imported to the countries where QxH and QVC International operate. As a result of the coronavirus, Chinese officials and business owners have temporarily closed certain factories and certain other factories are operating at a limited capacity due to, among other reasons, employee shortages resulting in part from government imposed travel restrictions and local statutory quarantines. In addition, the travel restrictions and local statutory quarantines imposed to contain the coronavirus have resulted in delays in shipping of products we import and may result in additional shipping delays. These events and any future factory closures, reductions in factory operations or government imposed travel restrictions or quarantines in China or elsewhere could negatively affect the ability of manufacturers and vendors to produce and deliver the products QxH and QVC International sells. Further, broader global effects of potentially reduced consumer confidence and other macro issues related to the coronavirus could also have a negative effect on our overall business. At this point, the extent to which the coronavirus may impact our business is uncertain.
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
We offer our installment payment option on most of our merchandise and, in certain circumstances, offer it as the default payment option. Failure to effectively manage our installment sales plans and revolving credit card programs could negatively impact our results of operations
We offer an installment payment option in all of our markets other than Japan, which is available on certain merchandise we sell. This installment payment option is called “Easy-Pay” at QVC-U.S. and in the U.K., “Q-Pay” in Germany and Italy, and “Flex-Pay” at HSN. Our installment payment option is currently offered on most of our merchandise and, for QVC-U.S. website and mobile sales and QVC-U.K. mobile sales, is the default payment option on all products on which it is offered. Full payment for merchandise at the time of sale would require the customer to affirmatively change that option. Our installment payment option, when offered, allows customers to pay for certain merchandise in multiple interest-free monthly installments. When the installment payment option is offered by us and elected by the customer (or if the customer inadvertently purchases merchandise using the installment payment option because it was the default payment option), the first installment is typically billed to the customer’s credit or debit card upon shipment. Generally, the customer’s credit or debit card is subsequently billed in additional monthly installments until we have billed the total purchase price of the products. We cannot predict whether customers will pay their installments when due or at all, regardless of whether the customer would have preferred to pay in one lump-sum but did not opt out of the installment payment option. Accordingly, we maintain an allowance for customer bad debts arising from these late and unpaid installments. This provision for customer bad debts is provided as a percentage of accounts receivable based on our historical experience in the period of sale and is included within selling, general and administrative expense. To the extent that customers elect installment payment options at greater rates, or to the extent the number of customers failing to opt out of the default installment payment option increases, we would be required to maintain a greater allowance for customer bad debt and to the extent that installment payment option losses exceed historical levels, our results of operations may be negatively impacted.
Federal and state rules and regulations governing various consumer lending practices apply in the jurisdictions where we operate.  Although we do not charge interest or impose finance charges as part of our installment payment option, changes in how these rules are interpreted and applied could result in changes to our installment program, and failure to comply with these rules and regulations could result in the imposition of fines and penalties, any of which could have an adverse effect on our results of operations.
In the U.S., QxH has agreements with a large consumer financial institution (the "Bank") pursuant to which the Bank provides revolving credit directly to our customers for the sole purpose of purchasing merchandise from us with a Private Label Credit Card ("PLCC"). We receive a portion of the net economics of the credit card program. We cannot predict the extent to which customers will use the PLCC, nor the extent that they will make payments on their outstanding balances.
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

We have not voluntarily implemented various corporate governance measures, in the absence of which you may have more limited protections against interested transactions, conflicts of interest and similar matters
Federal legislation, including the Sarbanes-Oxley Act of 2002, encourages the adoption of various corporate governance measures designed to promote the integrity of corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence and audit committee oversight.
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
The interests of our stockholder may not coincide with your interests and our stockholder may make decisions with which you may disagree
Our stockholder is an indirect wholly owned subsidiary of Qurate Retail. As a “close corporation” under Delaware law, our stockholder, rather than a board of directors, manages our business. As a result, Qurate Retail controls certain aspects of our management, including the approval of significant corporate transactions such as a change of control. The interests of Qurate Retail may not coincide with our interests or your interests. For example, Qurate Retail’s dependence on our cash flow for servicing Qurate Retail’s debt and for other purposes, including payments of dividends on Qurate Retail’s capital stock, stock repurchases or to fund acquisitions or other operational requirements of Qurate Retail and its subsidiaries is likely to result in our payment of large dividends to Qurate Retail when permitted by law or the terms of our senior secured credit facility and the indentures governing our outstanding senior secured notes, which may increase our accumulated deficit or require us to borrow under our senior secured credit facility, increasing our leverage and decreasing our liquidity. We have made significant distributions to Qurate Retail in the past. See Item 1. "Business - Qurate Retail relationship and related party transactions."
We have identified a material weakness in our internal control over financial reporting, that, if not properly remediated, could adversely affect our business and results of operations.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As described in “Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2019 due to a material weakness that was first disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and continues to be unremediated in full. The identified material weakness that remained unremediated at December 31, 2019 relates to information technology general controls (“ITGCs”) in QVC’s Germany business. Specifically, the ITGCs were not consistently designed and operating effectively to ensure that access to certain financially significant applications and data were adequately restricted to appropriate personnel. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.
While the control deficiencies did not result in any identified misstatements, a reasonable possibility exists that a material misstatement to the annual or interim consolidated financial statements and disclosures will not be prevented or detected on a timely basis.
As further described in “Item 9A. Controls and Procedures,” we are taking the necessary steps to remediate the material weakness. However, as the reliability of the internal control process requires repeatable execution, the successful on-going remediation of this material weakness will require on-going review and evidence of effectiveness prior to concluding that the controls are effective. Therefore, we cannot assure you that the remediation efforts will remain effective following their completion in the future or that additional or similar material weaknesses will not develop or be identified.
Implementing any further changes to our internal controls may distract our officers and employees and entail material costs to implement new processes and/or modify our existing processes. Moreover, these changes do not guarantee that we will be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm the price of our securities.
We have a substantial amount of indebtedness, which could adversely affect our financial position and prevent us from fulfilling our debt obligations
We have a substantial amount of indebtedness. As of December 31, 2019, we had total debt, other than our finance lease obligations, of $4,978 million, consisting of $3,873 million of secured indebtedness under our existing notes and $1,105 million outstanding under our senior secured credit facility (excluding $130 million borrowed by Zulily under the $400 million tranche of the senior secured credit facility for which QVC and Zulily are jointly and severally liable but that we do not expect to repay on behalf of Zulily), in each case, secured by a first priority perfected lien on all shares of our capital stock, and an additional $2,392 million of unused capacity under our senior secured credit facility (which was subsequently reduced to $1,692 million upon the $700 million reduction of the revolving credit facility, effective February 4, 2020. See further details in note 8 in the notes to our consolidated financial statements). In addition, we had $181 million of finance lease obligations and $218 million of operating lease liabilities. We may incur significant additional indebtedness in the future. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.
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
Although we expect to refinance or otherwise repay our indebtedness, we may not be able to refinance our indebtedness on commercially reasonable terms or at all. The financial terms or covenants of any new credit facility, notes or other indebtedness may not be as favorable as those under our senior secured credit facility and our existing notes. Our ability to complete a refinancing of our senior secured credit facility and our existing notes prior to their respective maturities will depend on our financial and operating performance, our credit rating with rating agencies, as well as a number of conditions beyond our control. For example, if disruptions in the financial markets were to exist at the time that we intended to refinance this indebtedness, we might be restricted in our ability to access the financial markets. If we are unable to refinance our indebtedness, our alternatives would include negotiating an extension of the maturities of our senior secured credit facility and our existing notes with the lenders and seeking or raising new equity capital. If we were unsuccessful, the lenders under our senior secured credit facility and the holders of our existing notes could demand repayment of the indebtedness owed to them on the relevant maturity date, which could adversely affect our financial condition.
Despite our current level of indebtedness, we may still incur substantially more indebtedness. This could exacerbate the risks associated with our existing indebtedness
We and our subsidiaries may incur substantial additional indebtedness in the future. Our senior secured credit facility and the terms of the indentures for our notes limit, but do not prohibit, us or our subsidiaries from incurring additional indebtedness. Also, our subsidiaries could incur additional indebtedness that is structurally senior to the notes or we and our subsidiaries could incur indebtedness secured by a lien on assets that do not constitute collateral, including assets of ours and our subsidiaries, and the holders of such indebtedness will have the right to be paid first from the proceeds of such assets. If we incur any additional indebtedness that ranks equally with the notes and the guarantees, the holders of that indebtedness will be entitled to share ratably with the holders of the notes and the guarantees in any proceeds distributed in connection with our insolvency, liquidation, reorganization or dissolution. This may have the effect of reducing the amount of proceeds paid to the existing note holders. In addition, existing note holders’ rights to the collateral would be diluted by any increase in the indebtedness secured by this collateral. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
Covenants in our debt agreements restrict our business in many ways
Our senior secured credit facility and the indentures governing the notes contain various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

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

In addition, our senior secured credit facility contains restrictive covenants and requires us to maintain a specified leverage ratio. The leverage ratio is defined in Part II. Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Position, Liquidity and Capital Resources - Senior Secured Credit Facility.” Our ability to meet this leverage ratio can be affected by events beyond our control, and we may be unable to meet those tests. A breach of any of these covenants could result in a default under our senior secured credit facility, which in turn could result in a default under the indentures governing the notes. Upon the occurrence of an event of default under our senior secured credit facility, the lenders could elect to declare all amounts outstanding under our senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. Our senior secured credit facility, our notes and certain future indebtedness are secured by a first priority perfected lien in all shares of our capital stock. If the lenders and counterparties under our senior secured credit facility, our notes and certain future indebtedness accelerate the repayment of obligations, we may not have sufficient assets to repay such obligations. Our borrowings under our senior secured credit facility are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will also increase even though the amount borrowed remains the same, and our net income would decrease.
Our ability to pay dividends or make other restricted payments to Qurate Retail is subject to limited restrictions
There are no restrictions under our bond indentures on our ability to pay dividends or make other restricted payments if we are not in default on the senior secured notes and our consolidated leverage ratio is no greater than 3.50 to 1.0. As a result, Qurate Retail will, in many instances, be permitted to rely on our cash flow for servicing Qurate Retail’s debt and for other purposes, including payments of dividends on Qurate Retail’s capital stock, if declared, or to fund acquisitions or other operational requirements of Qurate Retail and its subsidiaries. These events may deplete our equity or require us to borrow under our senior secured credit facility, increasing our leverage and decreasing our liquidity. QVC has made significant distributions to Qurate Retail in the past. These dividends were funded with draws from our revolving credit facility or from cash generated from operations. In the ordinary course of business, we may continue to make additional distributions to Qurate Retail in the future. See Item 1. "Business - Qurate Retail relationship and related party transactions."
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own our corporate headquarters and operations center in West Chester, Pennsylvania, which includes executive offices, video broadcast studios, showrooms, broadcast facilities and administrative offices for QVC. Our corporate headquarters and the remainder of our properties are summarized as follows:

Properties
Location	Type	Own or Lease	Operating Segment
West Chester, Pennsylvania	Corporate Headquarters	Own	QxH
San Antonio, Texas	Call Center	Own	QxH
Chesapeake, Virginia	Call Center	Own	QxH
Bochum, Germany	Call Center	Own	QVC-International
Kassel, Germany	Call Center	Own	QVC-International
Chiba-Shi, Japan	Call Center	Own	QVC-International
Bethlehem, Pennsylvania	Distribution Center	Lease	QxH
Lancaster, Pennsylvania	Distribution Center	Own	QxH
Suffolk, Virginia	Distribution Center	Own	QxH
Rocky Mount, North Carolina	Distribution Center	Own	QxH
Florence, South Carolina	Distribution Center	Own	QxH
Ontario, California	Distribution Center	Own	QxH
Piney Flats, Tennessee	Distribution Center	Own	QxH
Chiba, Japan	Distribution Center	Own	QVC-International
Hückelhoven, Germany	Distribution Center	Own	QVC-International
St. Petersburg, Florida	Multi-functional	Own	QxH
Knowsley, United Kingdom	Multi-functional	Own	QVC-International
Chiba, Japan	Multi-functional	Own	QVC-International
Brugherio, Italy	Multi-functional	Own	QVC-International
Düsseldorf, Germany	Multi-functional	Own	QVC-International
London, U.K.	Multi-functional	Lease	QVC-International
We supplement the facilities listed above by leasing various facilities worldwide. We believe that the duration of each lease is adequate and we do not anticipate any future problems renewing or obtaining suitable leases for our principal properties. We believe that our principal properties, whether owned or leased, are currently adequate for the purposes for which they are used and are suitably maintained for these purposes. From time to time, we consider various alternatives related to our long-term facilities' needs.

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
Overview
QVC, Inc. and its consolidated subsidiaries (unless otherwise indicated or required by the context, the terms "we," "our," "us," the "Company" and "QVC" refer to QVC, Inc. and its consolidated subsidiaries) is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications. QVC is comprised of the reportable segments of QxH, which is comprised of QVC-U.S. and HSN, Inc. ("HSN"), and QVC-International.
In the U.S., QVC's televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full-time basis, including QVC, QVC2, QVC3, HSN, and HSN2. During the first quarter of 2019, the Company transitioned its Beauty iQ broadcast channel to QVC 3 and Beauty iQ content was moved to a digital only platform. The Company's U.S. programming is also available on QVC.com and HSN.com, QVC's "U.S. websites"; applications via streaming video; Facebook Live, Roku, Apple TV, and Amazon Fire; mobile applications; social pages and over-the-air broadcasters.
QVC's digital platforms enable consumers to purchase goods offered on our broadcast programming, along with a wide assortment of products that are available only on our U.S. websites. QVC.com and our other digital platforms (including our mobile applications, social pages and others) are natural extensions of our business model, allowing customers to engage in our shopping experience wherever they are, with live or on-demand content customized to the device they are using. In addition to offering video content, our U.S. websites allow shoppers to browse, research, compare and perform targeted searches for products, read customer reviews, control the order-entry process and conveniently access their QVC account.
Internationally, QVC's televised shopping programs, including live and recorded content, are distributed to households outside of the U.S., primarily in Germany, Austria, Japan, the United Kingdom ("U.K."), the Republic of Ireland, and Italy. In some of the countries where QVC operates, QVC's televised shopping programs are broadcast across multiple QVC channels: QVC Style and QVC2 in Germany and QVC Beauty, QVC Extra and QVC Style in the U.K. Similar to the U.S., our international businesses also engage customers via websites, mobile applications and social pages. QVC's international business employs product sourcing teams who select products tailored to the interests of each local market.
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. QVC-Japan paid dividends to Mitsui of $40 million in each of the years ended December 31, 2019, 2018 and 2017.

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
On October 1, 2015, Qurate Retail acquired all of the outstanding shares of Zulily, an online retailer offering customers a fun and entertaining shopping experience with a fresh selection of new product styles launched each day for a limited time period. The Company believes that its business is complementary to the Company. Zulily is not part of the results of operations or financial position of QVC presented in the accompanying consolidated financial statements. During the years ended December 31, 2019, 2018 and 2017, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives, and business advisory services. QVC allocated expenses of $7 million, $5 million, and $4 million to Zulily for the years ended December 31, 2019, 2018, and 2017, respectively. Zulily allocated expenses of $9 million, $6 million, and $5 million to QVC for the years ended December 31, 2019, 2018, and 2017, respectively.

On December 31, 2018, QVC amended and restated its senior secured credit facility (the "Fourth Amended and Restated Credit Agreement") increasing the revolving credit facility from $2.65 billion to $3.65 billion (which was reduced to $2.95 billion, effective February 4, 2020 upon the closing of QVC's offering of the 4.75% Senior Secured Notes due 2027 (the "2027 Notes")) as explained further in note 8 to our consolidated financial statements. The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or Zulily. Under the terms of the Fourth Amended and Restated Credit Agreement, QVC and Zulily are jointly and severally liable for all amounts borrowed on the $400 million tranche. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of Zulily. As of December 31, 2019, there was $130 million borrowed by Zulily on the $400 million tranche of the senior secured credit facility, none of which the Company expects to repay on behalf of Zulily.
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
On October 17, 2018, QRG announced a series of initiatives designed to better position its QxH business (“QRG Initiatives”). As part of the QRG Initiatives, QVC will close its fulfillment centers in Lancaster, Pennsylvania and Roanoke, Virginia and has entered into an agreement to lease a new fulfillment center in Bethlehem, Pennsylvania, which commenced in 2019 (see note 9 to the accompanying consolidated financial statements). Expenditures related to the QRG Initiatives are recorded as part of transaction related costs (see note 16 to the accompanying consolidated financial statements).
QVC engages with CBI, which is a wholly owned subsidiary of Qurate Retail and prior to the common control transaction between QVC and Qurate Retail, included as part of HSN. CBI is not part of the results of operations or financial position of QVC presented in the accompanying consolidated financial statements. During the year ended December 31, 2019, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $28 million and $50 million to CBI for the years ended December 31, 2019 and 2018, respectively. CBI allocated expenses of $1 million and $5 million to QVC for the years ended December 31, 2019 and 2018, respectively. CBI also repaid a $29 million note receivable to QVC during the year ended December 31, 2019.

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
QVC intends to employ several strategies to achieve these objectives. Among these strategies are to (i) Curate special products at compelling values; (ii) Extend video reach and relevance; (iii) Reimagine daily digital discovery; (iv) Expand and engage our passionate community; and (v) Deliver joyful customer service. In addition, we are exploring opportunities to evolve the International operating model to pursue growth opportunities in a more leveraged way across markets.
QVC's future net revenue growth will primarily depend on sales growth from e-commerce, mobile platforms and applications via streaming video, additions of new customers from households already receiving QVC's broadcast programming and increased spending from existing customers. QVC's future net revenue may also be affected by (i) the willingness of cable television and direct-to-home satellite system operators to continue carrying QVC's programming service; (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult due to governmental action or from distributors converting analog customers to digital; (iii) changes in television viewing habits because of personal video recorders, video-on-demand and Internet video services; (iv) QVC's ability to source new and compelling products and (v) general economic conditions.
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

The Brexit process and negotiations have created political and economic uncertainty, particularly in the U.K. and the E.U., and this uncertainty may last for years. On June 23, 2016, the U.K. held a referendum in which voters approved, on an advisory basis, an exit from the E.U. The U.K. formally left the E.U. on January 31, 2020. This has resulted in a transition period during which the E.U.-U.K. trade relationship will not change, and the UK will remain part of the E.U. Customs Union and Single Market, subject to all E.U. trade law.  During the transition period, the E.U. and the U.K. will negotiate their new economic and security relationship, including a new agreement on trade. The transition will last until December 31, 2020, which can be extended for up to two years if the E.U. and the U.K. agree to do so. However, at present, the U.K. government’s stated intention is not to seek or agree to an extension.  A “no deal” outcome on trade remains a possibility if the E.U. and the U.K. fail to conclude a new trade agreement before December 31, 2020 and the transition period is not extended. In that case, with effect from January 1, 2021, the basis for E.U.-U.K. trade would automatically default to World Trade Organization terms. The potential impacts, if any, of the considerable uncertainty relating to Brexit or the resulting terms of the new economic and security relationship between the U.K. and the E.U. on the free movement of goods, services, people and capital between the U.K. and the E.U., customer behavior, economic conditions, interest rates, currency exchange rates, availability of capital or other matters are unclear. Our business could be affected with respect to these matters during this period of uncertainty, and perhaps longer, depending on the resulting terms. In particular, our business could be negatively affected by new trade agreements between the U.K. and other countries, including the U.S., and by the possible imposition of trade or other regulatory barriers in the U.K. which could result in shipping delays and the shortage of products sold by our business. Additionally, the U.K. economy and consumer demand in the U.K., including for our products, could be negatively impacted. Further, various geopolitical forces related to Brexit may impact the global economy, the European economy and our business, including, for example, due to other E.U. member states where we have operations proposing referendums to, or electing to, exit the E.U. These possible negative impacts, and others resulting from the U.K.’s withdrawal from the E.U., may adversely affect our operating results.

The President of the United States has expressed apprehension towards trade agreements, such as the Trans-Pacific Partnership, and suggested that the U.S. would renegotiate or withdraw from certain trade agreements. He has advocated for and imposed tariffs on certain goods imported into the U.S., particularly from China. In response to these new U.S. tariffs, some foreign governments, including China, have instituted or are considering instituting tariffs on certain U.S. goods. New tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries. Like many other multinational corporations, we do a significant amount of business that could be impacted by changes to U.S. and international trade policies (including governmental action related to tariffs and trade agreements). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry and the global demand for our products and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

On January 23, 2017, the President of the United States signed a presidential memorandum to withdraw the U.S. from the Trans-Pacific Partnership. On October 1, 2018, the U.S., Mexico and Canada agreed to the terms of the United States-Mexico-Canada Agreement (the "USMCA"), a successor to the North American Free Trade Agreement ("NAFTA"), which will impact imports and exports among those countries. The countries agreed to a revised version of the USMCA on December 10, 2019. The USMCA has only been ratified by Mexico and the U.S. Once ratified by the legislature of Canada, the USMCA would be enacted and replace NAFTA. As of the date of this report, there is some uncertainty about whether the USMCA will be ratified by Canada, as well as the timing thereof, and the potential for further re-negotiation, or even termination, of NAFTA. Further, the USMCA could undergo changes that lead to further modifications of certain USMCA provisions before being passed into law. These and other proposed actions, if implemented, could adversely affect our business because we sell imported products.

Results of Operations- QVC Consolidated
QVC's operating results were as follows:

	Years ended December 31,
(in millions)	2019	2018	2017
Net revenue	$10,986	11,282	8,771
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	7,148	7,248	5,598
Operating	768	881	601
Selling, general and administrative, excluding transaction related costs and stock-based compensation	1,088	1,094	666
Adjusted OIBDA (defined below)	1,982	2,059	1,906
Impairment loss	147	30	—
Transaction related costs	1	60	39
Stock-based compensation	39	46	39
Depreciation	186	174	155
Amortization	282	237	364
Operating income	1,327	1,512	1,309
Other (expense) income:
Equity in losses of investee	—	(3)	(3)
Losses on financial instruments	(5)	(2)	—
Interest expense, net	(240)	(243)	(214)
Foreign currency loss	(3)	—	(6)
Loss on extinguishment of debt	—	(2)	—
	(248)	(250)	(223)
Income before income taxes	1,079	1,262	1,086
Income tax expense	(262)	(334)	(139)
Net income	817	928	947
Less net income attributable to the noncontrolling interest	(50)	(46)	(46)
Net income attributable to QVC, Inc. stockholder	$767	882	901
Net revenue
Net revenue for each of QVC's segments was as follows:

	Years ended December 31,
(in millions)	2019	2018	2017
QxH	$8,277	8,544	6,140
QVC-International	2,709	2,738	2,631
Consolidated QVC	$10,986	11,282	8,771
QVC's consolidated net revenue decreased 2.6% and increased 28.6% for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior years. The $296 million decrease in 2019 net revenue was primarily due to a 2.7% decrease in units sold, $69 million in unfavorable foreign exchange rates and a $41 million decrease in shipping and handling revenue across all markets, which was partially offset by a 1% increase in average selling price per unit ("ASP") driven by the international markets and a $49 million decrease in estimated product returns, primarily driven by the decrease in sales volume at QxH.

For 2018, the $2,511 million increase in revenue was primarily due to the inclusion of $2,195 million of revenue from HSN in 2018 as a result of the common control transaction between QVC and Qurate Retail. HSN's results were not included in net revenue during 2017. The remaining increase of $316 million in net revenue was primarily comprised of a 2.7% increase in units sold, $102 million due to the inclusion of Private Label Credit Card ("PLCC") income in the U.S. as a result of the adoption of Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"), $83 million in favorable foreign currency exchange rates and a $10 million increase in shipping and handling revenue. This was primarily offset by a 1.1% decrease in ASP and an increase of $35 million in estimated product returns. The changes in units sold, foreign exchange rates, ASP and estimated product returns are partially impacted by the change in the timing of revenue recognition as part of the adoption of ASC 606. The impact of this change was $21 million for the year ended December 31, 2018 in comparison to the year ended December 31, 2018 without the adoption of ASC 606.
During the years ended December 31, 2019 and 2018, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

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

The percentage change in net revenue for QVC's segments in U.S. Dollars and in constant currency was as follows:

	Year ended December 31, 2019			Year ended December 31, 2018
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	(3.1)%	—%	(3.1)%	39.2%	—%	39.2%
QVC-International	(1.1)%	(2.6)%	1.5%	4.1%	3.2%	0.9%
In 2019, the QxH net revenue decrease was primarily due to a 2.8% decrease in units shipped, a 0.5% decrease in ASP and an $18 million decrease in shipping and handling revenue. This decrease was partially offset by a $65 million decrease in estimated product returns, primarily driven by the decrease in sales volume. QxH experienced shipped sales decline in all categories except electronics. The decrease in net shipping and handling revenue was a result of a decrease in shipping and handling revenue per unit from promotional offers. QVC-International net revenue growth in constant currency was primarily due to a 5.1% increase in ASP, including increases in all markets. The increase was partially offset by a decrease of 2.5% in units shipped, primarily driven by Germany, the U.K., and Italy partially offset by increases in Japan, a $22 million decrease in shipping and handling revenue, primarily in the U.K. and a $16 million increase in estimated product returns across all markets. QVC-International experienced shipped sales growth in constant currency in all categories except electronics and accessories.

In 2018, the QxH net revenue increase was primarily due to the inclusion of HSN's revenue of $2,195 in 2018 as a result of the common control transaction between QVC and Qurate Retail. The remaining QxH increase was driven by QVC-U.S., which was a separate reportable segment prior to 2019, primarily due to a 3.8% increase in units shipped, $102 million due to the inclusion of PLCC income and a $14 million increase in shipping and handling revenue. This increase was offset by a 1.7% decrease in ASP and a $41 million increase in estimated product returns. QVC-U.S. experienced shipped sales growth in all categories except jewelry and home. QVC-International net revenue growth in constant currency was primarily due to a 0.9% increase in units shipped, driven by increases in the U.K. and Japan, and a $6 million decrease in estimated product returns, driven by Japan. This was offset by a $4 million decrease in shipping and handling revenue and a slight decrease in ASP. QVC-International experienced shipped sales growth in constant currency in all categories except electronics and accessories.

Cost of goods sold (excluding depreciation and amortization)
QVC's cost of goods sold as a percentage of net revenue was 65.1%, 64.2%, and 63.8% for years ended December 31, 2019, 2018 and 2017, respectively. The increase in cost of goods sold as a percentage of revenue in 2019 is due to an increase in product fulfillment costs primarily related to a new fulfillment center in Bethlehem, Pennsylvania and higher freight costs at QxH. For 2018, the increase in cost of goods sold as a percentage of revenue is primarily due to the inclusion of HSN's financial results in 2018 in addition to higher warehouse and freight costs partially offset by the inclusion of PLCC income within net revenue, which was previously recorded as an offset to selling, general and administrative expenses.

Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses decreased $113 million or 13% and increased $280 million or 47% for the years ended December 31, 2019 and 2018, respectively.

The decrease in 2019 was primarily due to a $92 million decrease in commissions primarily at QxH, a $13 million decrease in personnel costs, primarily at QxH and to a lesser extent, Italy, Germany and Japan, and a $5 million decrease due to favorable exchange rates. The decrease in commissions is primarily due to new longer term television distribution rights agreements entered into at HSN, with similar terms to QVC’s television distribution agreements, which led to increased capitalization of television distribution rights agreements and favorable terms on commissions.

The increase in 2018 was primarily due to the inclusion of HSN's operating expenses of $269 million in 2018 in addition to a $10 million increase in credit card fees primarily at QVC-U.S. and $6 million due to unfavorable exchange rates, which was partially offset by a $2 million decrease in commissions primarily at QVC-U.S., offset by increases in the U.K. and Japan and a $2 million decrease of telephone expenses primarily at QVC-U.S.

Selling, general and administrative expenses (excluding transaction related costs and stock-based compensation)
QVC's selling, general and administrative expenses (excluding transaction related costs as defined below and stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, marketing and advertising expenses and prior to the adoption of ASC 606 on December 1, 2018, credit card income. Such expenses decreased $6 million, and increased to 9.9% of net revenue for the year ended December 31, 2019 as compared to the prior year and increased $428 million and was 9.7% of net revenue for the year ended December 31, 2018 as compared to the prior year.

The decrease in 2019 was primarily due to a $43 million decrease in personnel costs primarily in QxH, France and the U.K. partially offset by increases in Japan, Germany and Italy, and an $11 million decrease due to favorable exchange rates. The decreases were partially offset by a $22 million increase in outside services, primarily at QxH and Japan, partially offset by a decrease in Germany, a $12 million increase in bad debt expense, and a $16 million increase in online marketing expenses primarily in QxH. The decrease in personnel costs is due to a decrease in wages at QxH as a result of QRG Initiatives, a decrease in bonus compensation across all markets except Japan, the termination of a retirement health plan and the closure of QVC's operations in France, partially offset by higher severance costs across all markets. The increase in bad debt expense for the year ended December 31, 2019 is primarily due to increased Easy Pay usage and the number of installments taken at QxH.

The increase in 2018 was primarily related to the inclusion of $254 million of HSN's selling, general and administrative expenses as well as the reclassification of PLCC income, attributing $105 million as a result of the adoption of ASC 606, which was previously recorded as an offset to selling, general and administrative expenses for the year ended December 31, 2017. Additionally, there was a $29 million increase in outside services across all markets, a $21 million increase in bad debt expense primarily at QVC-U.S. and to a lesser extent, Japan, a $14 million increase in marketing expenses primarily at QVC-U.S. and a $12 million increase due to unfavorable exchange rates. The increase in bad debt expense is due to favorability in default rates from prior periods, mostly related to the Easy-Pay program at QVC-U.S. during the year ended December 31, 2017. These increases were partially offset by a $8 million decrease in personnel costs primarily at QVC-U.S. and Germany.

Impairment loss
QVC recorded impairment losses of $147 million and $30 million for the years ended December 31, 2019 and 2018, respectively, related to the decrease in the fair value of the HSN indefinite-lived tradename within the QxH segment as a result of the quantitative assessment that was performed by the Company in each of those years (refer to note 6 to the accompanying consolidated financial statements). There was no impairment loss recorded by QVC for the year ended December 31, 2017.
Transaction related costs
Transaction related costs include restructuring, integration, and advisory fees that were incurred by QVC as it relates to Qurate Retail's acquisition of HSN on December 29, 2017, expenses related to the QRG initiatives and expenses related to the closure of operations in France (collectively, "transaction related costs"). QVC recorded $1 million, $60 million and $39 million of transaction related costs for the years ended December 31, 2019, 2018 and 2017, respectively. There were no significant transaction related costs incurred during 2019 and the increase in transaction related costs in 2018 was primarily driven by severance payments related to the future closure of QVC's Lancaster, PA fulfillment center and other initiatives to better position its QxH operations as well as the closure of operations in France.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC recorded $39 million, $46 million and $39 million of stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017, respectively. The decrease in 2019 is primarily due to forfeitures of non-vested options from terminated individuals. The increase in 2018 is primarily due to transfers of certain Zulily employees into the Company.
Depreciation and amortization
Depreciation and amortization consisted of the following:

	Years ended December 31,
(in millions)	2019	2018	2017
Affiliate agreements	$2	2	97
Customer relationships	49	50	113
Other technology	15	15	—
Acquisition related amortization	66	67	210
Property and equipment	186	174	155
Software amortization	85	95	93
Channel placement amortization and related expenses	131	75	61
Total depreciation and amortization	$468	411	519
For the year ended December 31, 2019, channel placement amortization expense increased primarily due to new television distribution contracts entered into at HSN and software amortization decreased due to the end of useful lives of certain software additions. For the year ended December 31, 2018, acquisition related amortization expense decreased primarily due to the end of the useful lives of certain affiliate agreements and customer relationships established at the time of Qurate Retail's acquisition of QVC in 2003. Property and equipment depreciation, software and channel placement amortization increased in 2018 due to the inclusion of HSN's depreciation and amortization.
Equity in losses of investee
The losses were associated with our joint venture in China that is accounted for as an equity method investment.
Losses on financial instruments
The $5 million in losses on financial instruments for the year ended December 31, 2019 were primarily related to the change in the fair value of the interest rate swaps (see "Interest Rate Swap Arrangements" below). There was $2 million in losses on financial instruments for the year ended December 31, 2018 and there were no losses on financial instruments for the year ended December 31, 2017.

Interest expense, net
For the years ended December 31, 2019 and 2018, consolidated net interest expense decreased $3 million and increased $29 million, respectively, as compared to the corresponding prior years. The decrease in net interest expense in 2019 is due to the reduction of the variable interest rate on our senior secured credit facility compared to the prior year. The increase in net interest expense in 2018 is due to the inclusion of HSN's net interest expense in 2018, attributing $17 million and higher average interest rates used to service the outstanding debt.
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
Loss on extinguishment of debt
There was no loss on extinguishment of debt recorded for the years ended December 31, 2019 and 2017. QVC recorded a $2 million loss on extinguishment of debt during the year ended December 31, 2018 due to the termination of HSN's credit agreement on December 31, 2018. See "Financial Position, Liquidity and Capital Resources" below for more information on the debt transaction.
Income taxes
Our effective tax rate was 24.3%, 26.5% and 12.8% for the years ended December 31, 2019, 2018 and 2017, respectively. The effective tax rate decreased in 2019 in comparison to 2018, mainly due to the write-off of an investment and notes in a foreign subsidiary, creating an income tax benefit. The effective tax rate increased in 2018 in comparison to 2017, mainly due to the one-time impact of the federal tax rate reduction under the Tax Cuts and Jobs Act (the "Act") which was reflected in our 2017 rate. The Act made broad and complex changes to the U.S. tax code which included a lowering of the U.S. federal corporate income tax rate from 35% to 21%. As a result, deferred tax liabilities related to non-current intangible assets were re-measured in 2017 at the lower rate.
Adjusted Operating Income before Depreciation and Amortization ("Adjusted OIBDA")
To provide investors with additional information regarding our financial statements, we disclose Adjusted OIBDA, which is a non-GAAP measure. QVC defines Adjusted OIBDA as operating income plus depreciation and amortization, stock-based compensation, transaction related costs and impairment loss. QVC's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate the businesses and make decisions about allocating resources among the businesses. QVC believes that this is an important indicator of the operational strength and performance of the segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows QVC to view operating results, perform analytical comparisons and perform benchmarking among its businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S generally accepted accounting principles (" U.S. GAAP").

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

	Years ended December 31,
(in millions)	2019	2018	2017
Operating income	$1,327	1,512	1,309
Depreciation and amortization	468	411	519
Stock-based compensation	39	46	39
Transaction related costs	1	60	39
Impairment loss	147	30	—
Adjusted OIBDA	$1,982	2,059	1,906
QVC Adjusted OIBDA decreased by $77 million and increased by $153 million for the years ended December 31, 2019 and 2018, respectively.
The decrease for the year ended December 31, 2019 is due to a $94 million decrease in QxH offset by a $17 million increase in QVC-International primarily due to the closure of operations in France. Adjusted OIBDA losses related to France were $6 million and $32 million for the years ended December 31, 2019 and 2018, respectively. The increase for the year ended December 31, 2018 was due to a $175 million increase in QxH offset by a $22 million decrease in QVC-International. The increase in QxH was primarily related to HSN which had Adjusted OIBDA of $213 million for the year ended December 31, 2018 and no Adjusted OIBDA for the year ended December 31, 2017, due to the timing of the acquisition. See "Results of Operations-Consolidated" above for a more complete discussion of the results of operations of QxH and QVC-International.
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
As of December 31, 2019, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and certain of its subsidiaries and have equal priority to the senior secured credit facility. With the exception of the 6.375% Senior Secured Notes due 2067 (the "2067 Notes") and the 6.25% Senior Secured Notes due 2068 (the "2068 Notes"), for which interest is payable quarterly, the interest on QVC's senior secured notes is payable semi-annually. The 3.125% Senior Secured Notes due 2019 (the "2019 Notes") were repaid at maturity in April 2019.
6.375% Senior Secured Notes due 2067
On September 13, 2018, QVC completed a registered debt offering of $225 million principal amount of the 2067 Notes. The proceeds were used to partially prepay existing indebtedness under QVC's senior secured credit facility and for general corporate purposes. QVC has the option to call the 2067 Notes after 5 years at par value plus accrued and unpaid interest.

6.25% Senior Secured Notes due 2068
On November 26, 2019, QVC completed a registered debt offering of $435 million of the 2068 Notes at par. QVC granted an option for underwriters to purchase up to an additional $65 million of 6.25% Senior Secured Notes which was exercised on December 6, 2019 with an aggregate principal of $500 million. The net proceeds from the offerings of these notes were used to repay indebtedness under QVC’s senior secured credit facility and for working capital and other general corporate purposes. QVC has the option to call the 2068 Notes after 5 years at par value plus accrued and unpaid interest.
4.75% Senior Secured Notes due 2027
On February 4, 2020, subsequent to the year ended December 31, 2019, QVC completed a registered debt offering for $575 million of the 2027 Notes at par. The proceeds were used to partially prepay existing indebtedness under QVC's senior secured credit facility. Interest on the 2027 Notes will be paid semi-annually in February and August, with payments commencing on August 15, 2020.
Senior Secured Credit Facility
On December 31, 2018, QVC entered into the Fourth Amended and Restated Credit Agreement with Zulily as borrowers (collectively, the “Borrowers”) which is a multi-currency facility that provides for a $3.65 billion (which was reduced to $2.95 billion, effective February 4, 2020 upon the closing of QVC's offering of the 2027 Notes) revolving credit facility with a $450 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by the Company or Zulily with an additional $50 million sub-limit for standby letters of credit (see note 14 to the accompanying consolidated financial statements). The remaining $3.25 billion which was subsequently reduced to $2.55 billion upon reduction of the revolving credit facility, effective February 4, 2020) and any incremental loans may be borrowed only by the Company. Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.75% depending on the Borrowers’ combined ratio of Consolidated Total Debt to Consolidated EBITDA (the “Combined Consolidated Leverage Ratio”). Borrowings that are London Interbank Offered Rate ("LIBOR") loans will bear interest at a per annum rate equal to the applicable LIBOR rate plus a margin that varies between 1.25% and 1.75% depending on the Borrowers’ Combined Consolidated Leverage Ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if Zulily ceases to be controlled by Qurate Retail, all of its loans must be repaid and its letters of credit cash collateralized. The facility matures on December 31, 2023. Payment of loans may be accelerated following certain customary events of default.
QVC had $2,392 million available under the terms of the senior secured credit facility as of December 31, 2019 (which was subsequently reduced to $1,692 million upon the reduction of the revolving credit facility, effective February 4, 2020), including the portion available under the $400 million tranche on which Zulily may also borrow. The interest rate on the senior secured credit facility was 3.1% and 3.9% as of December 31, 2019 and 2018, respectively.
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

Other Debt Related Information
QVC was in compliance with all of its debt covenants as of December 31, 2019.
The weighted average interest rate applicable to all of the outstanding debt (excluding finance leases) prior to amortization of bond discounts and related debt issuance costs was 4.7% as of December 31, 2019.
As of December 31, 2019 and 2018, outstanding trade letters of credit totaled $12 million and $13 million, respectively.
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
Interest Rate Swap Arrangements
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP. The swap arrangement expired in June 2019. In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of less than $1 million as of December 31, 2019, which was included in other long-term liabilities.
On December 31, 2018, QVC entered into a thirteen month interest rate swap arrangement that effectively converted $250 million of its variable rate bank credit facility to a fixed rate of 1.05% with a maturity date in January 2020. The swap instrument does not qualify as a cash flow hedge and the fair value of the swap instrument was in a net asset position of less than $1 million as of December 31, 2019, which was included in prepaid expenses and other current assets.

Changes in the fair value of the swaps are reflected in losses on financial instruments in the accompanying consolidated statements of operations.

Additional Cash Flow Information
During the year ended December 31, 2019, QVC's primary uses of cash were $2,599 million of principal payments on debt and finance lease obligations, $879 million of dividends to Qurate Retail, $425 million of capital and television distribution rights expenditures, $400 million of principal repayments of our senior secured notes, $40 million in dividend payments from QVC-Japan to Mitsui and $4 million of other financing activities. These uses of cash were funded primarily with $2,496 million of principal borrowings from the senior secured credit facility, $500 million from the issuance of the 2068 Notes, $50 million in capital contributions from Qurate Retail and $1,322 million of cash provided by operating activities. As of December 31, 2019, QVC's cash, cash equivalents and restricted cash balance was $569 million.
The change in cash provided by operating activities for the year ended December 31, 2019 compared to the previous year was primarily due to a change in working capital items. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
As of December 31, 2019, $280 million of the $569 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 66% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.

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
Other
Capital expenditures spending in 2020 is expected to be between $260 and $290 million.
On July 2, 2015, QVC entered into a lease (the “Lease”) for a California distribution center. Pursuant to the Lease, the landlord built a 1 million square foot rental building in Ontario, California (the “Premises”), and thereafter leased the Premises to QVC as its California distribution center for an initial term of 15 years. Under the Lease, QVC was required to pay an initial base rent of $6 million per year, increasing to $8 million per year by the final year of the initial term, as well as all real estate taxes and other building operating costs. QVC also had an option to extend the term of the Lease for up to two consecutive terms of 10 years each.
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
On October 5, 2018, QVC entered into a lease (“ECDC Lease”) for an East Coast distribution center. The 1.7 million square foot rental building is located in Bethlehem, Pennsylvania and will be leased to QVC for an initial term of 15 years. QVC obtained initial access to a portion of the ECDC Lease during March 2019 and obtained access to the remaining portion during September 2019. In total, QVC recorded a right of use asset of $141 million and an operating lease liability of $131 million relating to the ECDC Lease, with the difference attributable to prepaid rent. QVC is required to pay an initial base rent of $10 million per year, with payments that began in the third quarter of 2019 and increasing to $14 million per year, as well as all real estate taxes and other building operating costs. QVC also has the option to extend the term of the ECDC Lease for up to 2 consecutive terms of 5 years each and 1 final term of 4 years

Refer to the chart under the "Off-balance Sheet Arrangements and Aggregate Contractual Obligations" section below for additional information concerning the amount and timing of expected future payments under QVC's contractual obligations as of December 31, 2019.
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
Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations at December 31, 2019 is summarized below:

	Payments due by period
(in millions)	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt (1)	$—	—	500	1,855	600	2,025	4,980
Interest payments (2)	240	241	239	199	127	2,548	3,594
Finance lease obligations (including imputed interest)	26	25	25	25	23	108	232
Operating lease obligations	38	26	23	21	20	186	314
Purchase obligations and other (3)	2,075	42	26	14	13	16	2,186
(1) Amounts exclude finance lease obligations and the issue discounts on the 4.375%, 4.85%, 4.45%, 5.45% and 5.95% Senior Secured Notes.
(2) Amounts (i) are based on the terms of QVC's senior secured credit facility and senior secured notes, (ii) assume the interest rates on the floating rate debt remain constant at the rates in effect as of December 31, 2019, (iii) assume that our existing debt is repaid at maturity and (iv) exclude finance lease obligations.
(3) Amounts include open purchase orders for inventory and non-inventory purchases along with other contractual obligations, regardless of our ability to cancel such obligations.
Adoption of new accounting pronouncements
In February 2016 and subsequently, the Financial Accounting Standards Board ("FASB") issued new guidance which revises the accounting related to lessee accounting as part of ASC Topic 842, Leases. Under the new guidance, lessees are required to recognize a lease liability and a right-of-use asset for most operating leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The Company adopted ASC 842 on January 1, 2019 utilizing the modified retrospective transition approach and did not restate comparative periods. The Company elected the package of practical expedients permitted under the transition guidance, which allows it to carry forward its historical lease classification, its determination regarding whether a contract contains a lease and any initial indirect costs that had existed prior to the adoption of this new standard. The Company also elected to combine both lease and non-lease components and elected for all short leases with a term of less than 12 months to not record a related operating lease right-of-use asset and operating lease liability on the consolidated balance sheet. The Company recognized $92 million of operating lease right-of-use assets, $18 million in short-term operating lease liabilities and $87 million of long-term operating lease liabilities on the consolidated balance sheet upon adoption of the new standard. The operating lease liabilities were determined based on the present value of the remaining minimum rental payments and the operating lease right-of-use asset was determined based on the value of the lease liabilities, adjusted for deferred rent balances of $13 million, which were previously included in accrued liabilities and other long-term liabilities.
Accounting pronouncements issued but not adopted
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), which addresses the effect of the change in the U.S. federal corporate tax rate due to the enactment of the Act on items within accumulated other comprehensive loss. The Company has elected not to adopt this guidance as there would have been no significant effect of the standard on its consolidated financial statements.

Accounting pronouncements issued but not yet adopted
In August 2018, the FASB issued ASU 2018-15, Intangibles- Goodwill and Other- Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company will adopt this new standard as of January 1, 2020 and does not expect it to have a material impact on its consolidated financial statements.
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
Goodwill and long-lived assets
QVC's long-lived asset valuations are primarily comprised of the annual assessment of the recoverability of goodwill and other nonamortizable intangibles, such as tradenames, and the evaluation of the recoverability of other long-lived assets upon certain triggering events. If the carrying value of long-lived assets exceeds their undiscounted cash flows, QVC is required to write the carrying value down to the fair value. Any such writedown is included as an impairment loss in the consolidated statements of operations. A high degree of judgment is required to estimate the fair value of the long-lived assets. QVC may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. QVC may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Due to the high degree of judgment involved in estimation techniques, any value ultimately derived from the long-lived assets may differ from the estimate of fair value. As all of QVC's operating segments have long-lived assets, this critical accounting estimate affects the financial position and results of operations of each segment.
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
For the year ended December 31, 2019, QVC only performed a qualitative assessment for its QxH and QVC-International reporting segments as it was more likely than not that the fair values exceeded the carrying values for each of the reporting units. There was no goodwill impairment recorded for the year ended December 31, 2019.
QVC utilizes a qualitative assessment to evaluate the risk of impairment of indefinite-lived intangible assets. If deemed necessary based on qualitative factors, a quantitative test is used to determine if the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess in accordance with ASC 350-30-35. QVC recorded a $147 million and $30 million impairment loss related to its HSN indefinite-lived tradename during the years ended December 31, 2019 and 2018, respectively. The carrying value of the HSN indefinite-lived tradename as of December 31, 2019 is $450 million.

The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 were as follows:

(in millions)	QxH	QVC-International	Total
Balance as of December 31, 2017	$5,094	885	5,979
Purchase accounting adjustments (1)	18	—	18
Exchange rate fluctuations	—	(25)	(25)
Balance as of December 31, 2018	5,112	860	5,972
Exchange rate fluctuations	—	(1)	(1)
Balance as of December 31, 2019	$5,112	859	5,971
(1) Adjustment to QxH goodwill is due to an increase in in the preliminary purchase price allocation by Qurate Retail during the year ended December 31, 2018.
Retail related adjustments and allowances
QVC records adjustments and allowances for sales returns, inventory obsolescence and uncollectible receivables. Each of these adjustments is estimated based on historical experience. Sales returns are calculated as a percent of sales and are netted against revenue in the consolidated statement of operations. For the years ended December 31, 2019, 2018 and 2017, sales returns represented 17.3%, 17.4% and 18.1% of gross product revenue, respectively. The inventory obsolescence reserve is calculated as a percent of inventory at the end of a reporting period based on, among other factors, the average inventory balance for the preceding twelve months and historical experience with liquidated inventory. The change in the reserve is included in cost of goods sold in the consolidated statements of operations. As of December 31, 2019, inventory was $1,214 million, which was net of the obsolescence reserve of $145 million. As of December 31, 2018, inventory was $1,280 million, which was net of the obsolescence reserve of $143 million. The allowance for doubtful accounts is calculated as a percent of accounts receivable at the end of a reporting period, and it is based on historical experience, with the change in such allowance being recorded as a provision for doubtful accounts in selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2019, trade accounts receivable were $1,813 million, net of the allowance for doubtful accounts of $123 million. As of December 31, 2018, trade accounts receivable were $1,787 million, net of the allowance for doubtful accounts of $112 million. Each of these adjustments requires management judgment. Actual results could differ from management's estimates.
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

The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at December 31, 2019:

(in millions, except percentages)	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	—	500	750	600	2,025	3,875	4,011
Weighted average interest rate on fixed rate debt	—%	—%	5.1%	4.4%	4.9%	5.5%	5.1%	N/A
Variable rate debt (1)	$—	—	—	1,105	—	—	1,105	1,105
Average interest rate on variable rate debt	—%	—%	—%	3.1%	—%	—%	3.1%	N/A
(1) Amounts exclude finance lease obligations and the issue discounts on the 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
N/A - Not applicable.
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP. The swap arrangement expired in June 2019. In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of less than $1 million as of December 31, 2019, which was included in other long-term liabilities. A 1% change in the one-month U.S. LIBOR rate (floating portion of the interest rate swap) will result in a change in the value of the swap instrument of less than $1 million.
On December 31, 2018, QVC entered into a thirteen month interest rate swap arrangement that effectively converted $250 million of its variable rate bank credit facility to a fixed rate of 1.05% with a maturity date in January 2020. The swap instrument does not qualify as a cash flow hedge and the fair value of the swap instrument was in a net asset position of less than $1 million as of December 31, 2019, which was included in prepaid expenses and other current assets. A 1% change in the one-month U.S. LIBOR rate (floating portion of the interest rate swap) will result in a change in the value of the swap instrument of less than $1 million.

Changes in the fair value of the swaps are reflected in losses on financial instruments in the consolidated statements of operations.

Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the years ended December 31, 2019, 2018 and 2017 would have been impacted by approximately $5 million, $4 million, and $5 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The senior secured credit facility provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of December 31, 2019, 2018 and 2017, no borrowings in foreign currencies were outstanding.

Item 8. Financial Statements and Supplementary Data
The consolidated financial statements of QVC are filed under this Item 8, beginning on page II-24. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2019 because of the material weakness in its internal control over financial reporting that is described below in "Management's Report on Internal Control Over Financial Reporting."
However, giving full consideration to the material weakness, the Company’s management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles. KPMG LLP has issued its report dated February 26, 2020, which expressed an unqualified opinion on those consolidated financial statements.

Changes in Internal Control Over Financial Reporting
Except for the remediation activities described below which occurred throughout the year, including during the fourth quarter, there has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
2019 Remediation Activities
In response to the material weaknesses identified in "Management’s Report on Internal Control over Financial Reporting" as set forth in Part II, Item 9A in the 2018 Form 10-K, the Company developed a plan with oversight from the Audit Committee of the Board of Directors of Qurate Retail to remediate the material weaknesses. The remediation efforts implemented include the following:

•	Improved the design and operation of control activities meant to validate the completeness and accuracy of revenue recorded in the U.K.;

•
Removed inappropriate IT system access associated with information technology general controls (“ITGC”), with the exception of IT system access control deficiencies that continued to exist in the Company’s German subsidiary as further discussed in Management’s Report on Internal Control Over Financial Reporting below;

•	Enhanced risk assessment procedures by performing investigative procedures around higher risk applications to identify other potential risk areas that could have an impact on financial reporting;

•	Enhanced change management and computer operation control activities including monitoring of information system user access and program changes;

•	Delivered training to control operators addressing control operating protocol including ITGCs and policies, and increased communication of expectations for control operators;

•	Evaluated talent and addressed identified gaps; and

•	Evaluated the impact of IT application changes on downstream business process controls and enhanced related business process controls as necessary.

Material Weakness in Internal Control
As described in “Management’s Report on Internal Control Over Financial Reporting” in this Annual Report on Form 10-K, through the execution of the aforementioned remediation activities, the Company identified additional instances where system access was not appropriately restricted in Germany, indicating that the prior year ITGC material weakness has not been fully remediated. As a result, the Company will continue to assess the ITGC risk across the environment and evaluate if the control activities are designed and operating to address the risks identified.
The Company believes the foregoing efforts will effectively remediate the material weakness described in “Management’s Report on Internal Control Over Financial Reporting”, although additional changes and improvements may be identified and adopted as the Company continues to implement its remediation plan related to the German ITGC issue. The Company believes it has properly restricted access to the affected applications during the first two months of 2020. Because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of the material weakness will require on-going review and evidence of effectiveness prior to concluding that the controls are effective. Our remediation efforts are underway, and we expect that the remediation of this material weakness will be completed in 2020.
Management’s Report on Internal Control Over Financial Reporting
See page II-20 for Management's Report on Internal Control Over Financial Reporting.

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
The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2019, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company's management has concluded that, as of December 31, 2019, the Company's internal control over financial reporting is not effective due to the material weakness described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The Company has identified a material weakness in its internal control over financial reporting related to information technology general controls (ITGCs) in its German subsidiary. Specifically, ITGCs were not consistently designed and operated effectively to ensure access to certain financially significant applications and data was adequately restricted to appropriate personnel. Business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.
While the Company believes its risk assessment process has improved in 2019, the aforementioned material weakness was due to previously unidentified risks in the IT environment in Germany and failure to select and apply appropriate ITGC’s over those risks.
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

Report of Independent Registered Public Accounting Firm
To the Stockholder-Director
QVC, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of QVC, Inc. and subsidiaries (the Company), a wholly owned subsidiary of Qurate Retail Inc., as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue as of January 1, 2018 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. In addition, as discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of FASB ASC Topic 842, Leases.
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
Philadelphia, Pennsylvania
February 26, 2020

QVC, Inc.
Consolidated Balance Sheets
December 31, 2019 and 2018

(in millions, except share amount)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$561	543
Restricted cash	8	7
Accounts receivable, less allowance for doubtful accounts of $123 at December 31, 2019 and $112 at December 31, 2018	1,813	1,787
Inventories	1,214	1,280
Prepaid expenses and other current assets	184	216
Total current assets	3,780	3,833
Property and equipment, net of accumulated depreciation of $1,338 at December 31, 2019 and $1,281 at December 31, 2018	1,215	1,165
Operating lease right-of-use assets	214	—
Television distribution rights, net	140	140
Goodwill	5,971	5,972
Other intangible assets, net	3,498	3,666
Other noncurrent assets	109	80
Total assets	$14,927	14,856
Liabilities and equity
Current liabilities:
Current portion of debt and finance lease obligations	$18	421
Accounts payable-trade	913	1,008
Accrued liabilities	1,045	1,026
Total current liabilities	1,976	2,455
Long-term portion of debt and finance lease obligations	5,101	4,699
Deferred income taxes	724	700
Other long-term liabilities	322	173
Total liabilities	8,123	8,027
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	9,208	9,123
Accumulated deficit	(2,390)	(2,269)
Accumulated other comprehensive loss	(144)	(144)
Total QVC, Inc. stockholder's equity	6,674	6,710
Noncontrolling interest	130	119
Total equity	6,804	6,829
Total liabilities and equity	$14,927	14,856

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Operations
Years ended December 31, 2019, 2018 and 2017

(in millions)	2019	2018	2017
Net revenue	$10,986	11,282	8,771
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	7,148	7,248	5,598
Operating	768	881	601
Selling, general and administrative, including transaction related costs and stock-based compensation	1,128	1,200	744
Depreciation	186	174	155
Amortization	282	237	364
Impairment loss	147	30	—
	9,659	9,770	7,462
Operating income	1,327	1,512	1,309
Other (expense) income:
Equity in losses of investee	—	(3)	(3)
Losses on financial instruments	(5)	(2)	—
Interest expense, net	(240)	(243)	(214)
Foreign currency loss	(3)	—	(6)
Loss on extinguishment of debt	—	(2)	—
	(248)	(250)	(223)
Income before income taxes	1,079	1,262	1,086
Income tax expense	(262)	(334)	(139)
Net income	817	928	947
Less net income attributable to the noncontrolling interest	(50)	(46)	(46)
Net income attributable to QVC, Inc. stockholder	$767	882	901

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Comprehensive Income
Years ended December 31, 2019, 2018 and 2017

(in millions)	2019	2018	2017
Net income	$817	928	947
Foreign currency translation adjustments, net of tax	1	(48)	135
Total comprehensive income	818	880	1,082
Comprehensive income attributable to noncontrolling interest	(51)	(49)	(50)
Comprehensive income attributable to QVC, Inc. stockholder	$767	831	1,032

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Cash Flows
Years ended December 31, 2019, 2018 and 2017

(in millions)	2019	2018	2017
Operating activities:
Net income	$817	928	947
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of investee	—	3	3
Deferred income taxes	(8)	(30)	(329)
Foreign currency loss	3	—	6
Depreciation	186	174	155
Amortization	282	237	364
Change in fair value of financial instruments and non-cash interest	12	8	4
Impairment loss	147	30	—
Loss on extinguishment of debt	—	2	—
Stock-based compensation	39	46	39
Change in other long-term liabilities	(42)	42	(19)
Other non-cash charges, net	32	—	—
Changes in operating assets and liabilities
Increase in accounts receivable	(10)	(110)	(127)
Decrease (increase) in inventories	68	(113)	(43)
Increase in prepaid expenses and other current assets	(16)	(97)	—
(Decrease) increase in accounts payable-trade	(74)	11	50
(Decrease) increase in accrued liabilities and other	(114)	25	152
Net cash provided by operating activities	1,322	1,156	1,202
Investing activities:
Capital expenditures	(291)	(228)	(152)
Expenditures for television distribution rights	(134)	(140)	(50)
Other investing activities	29	(29)	—
Changes in other noncurrent assets	(11)	(16)	(1)
Common control transaction with Qurate Retail, Inc., net of cash received	—	—	22
Net cash used in investing activities	(407)	(413)	(181)
Financing activities:
Principal payments of senior secured credit facility and finance lease obligations	(2,599)	(3,541)	(2,278)
Principal borrowings of debt from senior secured credit facility	2,496	2,750	2,162
Principal repayment of senior secured notes	(400)	—	—
Proceeds from issuance of senior secured notes	500	225	—
Payment of debt origination fees	(18)	(14)	—
Capital contributions received from Qurate Retail, Inc.	50	520	—
Dividends paid to Qurate Retail, Inc.	(879)	(367)	(866)
Dividends paid to noncontrolling interest	(40)	(40)	(40)
Other financing activities	(4)	(18)	(16)
Net cash used in financing activities	(894)	(485)	(1,038)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(2)	2	13
Net increase (decrease) in cash, cash equivalents and restricted cash	19	260	(4)
Cash, cash equivalents and restricted cash, beginning of year	550	290	294
Cash, cash equivalents and restricted cash, end of year	$569	550	290
Supplemental cash flow information:
Cash paid for taxes-to Qurate Retail Inc.	$209	273	363
Cash paid for taxes-other	87	134	81
Cash paid for interest	238	241	211
Non-cash capital additions obtained in exchange for liabilities	36	—	—

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Equity
Years ended December 31, 2019, 2018 and 2017

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2016	1	$—	6,851	(2,832)	(224)	100	3,895
Net income	—	—	—	901	—	46	947
Foreign currency translation adjustments, net of tax	—	—	—	—	131	4	135
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(866)	—	(40)	(906)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	31	—	—	—	31
Withholding taxes on net share settlements of stock-based compensation	—	—	(16)	—	—	—	(16)
Impact of transfer of HSN, Inc. through common control transaction with Qurate Retail, Inc.	—	—	1,671	—	—	—	1,671
Stock-based compensation	—	—	39	—	—	—	39
Balance, December 31, 2017	1	—	8,576	(2,797)	(93)	110	5,796
Adjustments due to adoption of new accounting pronouncements	—	—	—	13	—	—	13
Net income	—	—	—	882	—	46	928
Foreign currency translation adjustments, net of tax	—	—	—	—	(51)	3	(48)
Capital contributions received from Qurate Retail, Inc.	—	—	520	—	—	—	520
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(367)	—	(40)	(407)
Withholding taxes on net share settlements of stock-based compensation	—	—	(19)	—	—	—	(19)
Stock-based compensation	—	—	46	—	—	—	46
Balance, December 31, 2018	1	—	9,123	(2,269)	(144)	119	6,829
Net income	—	—	—	767	—	50	817
Foreign currency translation adjustments, net of tax	—	—	—	—	—	1	1
Capital contributions received from Qurate Retail, Inc.	—	—	50	—	—	—	50
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(879)	—	(40)	(919)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(9)	—	—	(9)
Withholding taxes on net share settlements of stock-based compensation	—	—	(4)	—	—	—	(4)
Stock-based compensation	—	—	39	—	—	—	39
Balance, December 31, 2019	1	$—	9,208	(2,390)	(144)	130	6,804

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
In the U.S., QVC's televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full-time basis, including QVC, QVC2, QVC3, HSN, and HSN2. During the first quarter of 2019, the Company transitioned its Beauty iQ broadcast channel to QVC 3 and Beauty iQ content was moved to a digital only platform. The Company's U.S. programming is also available on QVC.com and HSN.com, QVC's "U.S. websites"; applications via streaming video; Facebook Live, Roku, Apple TV, and Amazon Fire; mobile applications; social pages and over-the-air broadcasters.
QVC's digital platforms enable consumers to purchase goods offered on our broadcast programming, along with a wide assortment of products that are available only on our U.S. websites. QVC.com and our other digital platforms (including our mobile applications, social pages and others) are natural extensions of our business model, allowing customers to engage in our shopping experience wherever they are, with live or on-demand content customized to the device they are using. In addition to offering video content, our U.S. websites allow shoppers to browse, research, compare and perform targeted searches for products, read customer reviews, control the order-entry process and conveniently access their QVC account.
Internationally, QVC's televised shopping programs, including live and recorded content, are distributed to households outside of the U.S., primarily in Germany, Austria, Japan, the United Kingdom ("U.K."), the Republic of Ireland, and Italy. In some of the countries where QVC operates, QVC's televised shopping programs are broadcast across multiple QVC channels: QVC Style and QVC2 in Germany and QVC Beauty, QVC Extra and QVC Style in the U.K. Similar to the U.S., our international businesses also engage customers via websites, mobile applications and social pages. QVC's international business employs product sourcing teams who select products tailored to the interests of each local market.
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. QVC-Japan paid dividends to Mitsui of $40 million in each of the years ended December 31, 2019, 2018 and 2017.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

On December 29, 2017, Qurate Retail completed the acquisition of the remaining 62% ownership interest of HSN, Inc. ("HSN") it did not previously own in an all-stock transaction. On December 31, 2018, Qurate Retail transferred its 100% ownership interest in HSN to QVC through a transaction among entities under common control. As a result of the transaction, the assets and liabilities of HSN (excluding its ownership interest in CBI) were transferred from Qurate Retail at Qurate Retail's historical cost to QVC through an equity contribution. CBI remained a subsidiary of Qurate Retail outside of the QVC legal structure. Beginning January 1, 2019, the Company's U.S. operations and HSN were combined to form the "QxH" operating segment (see note 16). As a result of the common control transaction with Qurate Retail, the Company retrospectively adjusted certain balances within the consolidated financial statements as of and for the year ended December 31, 2017, in order to combine the financial results of the Company and HSN since Qurate Retail's acquisition of HSN on December 29, 2017. All periods presented are prepared on a combined basis and are referred to as the consolidated financial statements herein. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. QVC recorded transaction related costs of $39 million during the year ended December 31, 2017, primarily related to restructuring, integrating and advisory fees that were incurred by QVC as it related to Qurate Retail's acquisition of HSN on December 31, 2017.
On October 17, 2018, QRG announced a series of initiatives designed to better position its QxH business (“QRG Initiatives”). As part of the QRG Initiatives, QVC will close its fulfillment centers in Lancaster, Pennsylvania and Roanoke, Virginia and has entered into an agreement to lease a new fulfillment center in Bethlehem, Pennsylvania, which commenced in 2019 (see note 9). QVC recorded transaction related costs of $1 million and $60 million during the years ended December 31, 2019 and 2018, respectively, which primarily related to severance, other QRG Initiatives and the closure of operations France as discussed below.
In the fourth quarter of 2018, QVC recorded a charge related to the potential closure of its operations in France. For the year ended December 31, 2018, QVC recorded $9 million in severance expenses, which is included in transaction related costs (see note 16), and $4 million in inventory obsolescence related to these exit activities. No material severance or inventory obsolescence expenses related to these exit activities were recorded during 2019. The formal announcement to execute the closure was made in March 2019 and broadcasting for QVC in France was subsequently terminated on March 13, 2019.
The consolidated financial statements include the accounts of QVC, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.
(2) Summary of Significant Accounting Policies
(a) Cash and cash equivalents
All highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents were $272 million and $267 million at December 31, 2019 and 2018, respectively. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair values (Level 1). See note 15.
(b) Restricted cash
Restricted cash at December 31, 2019 and 2018 primarily includes a cash deposit with a third party trustee that provides financial assurance that the Company will fulfill its obligations in relation to claims under its workers' compensation policy.
(c) Accounts receivable
A provision for customer bad debts is provided as a percentage of accounts receivable based on historical experience in the period of sale and is included within selling, general and administrative expense. A provision for noncustomer bad debt expense, related to amounts due from vendors for unsold and returned products, is provided based on an estimate of the probable expected losses and is included in cost of goods sold.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

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
(e) Property and equipment
The costs of property and equipment are capitalized and depreciated over their estimated useful lives using the straight-line method beginning in the month of acquisition or in-service date. Finance leases are stated at the present value of minimum lease payments. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in net income. The costs of maintenance and repairs are charged to expense as incurred.
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
(h) Goodwill and Intangible Assets
Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment upon certain triggering events. Goodwill and other intangible assets with indefinite useful lives ("indefinite-lived intangible assets") are not amortized, but instead are tested for impairment at least annually. Our annual impairment assessment of our indefinite-lived intangible assets is performed during the fourth quarter of each year and more frequently if events and circumstances indicated that the asset might be impaired.

QVC utilizes a qualitative assessment for determining whether step one of the goodwill impairment analysis is necessary. The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform step one of the goodwill impairment test. In evaluating goodwill on a qualitative basis, QVC reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of its reporting units. A reporting unit is defined in accounting guidance in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP" or "GAAP") as an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company considers QVC's reporting units to align with its operating segments. Refer to Note 16 for additional information. The Company considers whether there were any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges and the legal environments, and how these factors might impact country specific performance in future periods.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

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
QVC also utilizes a qualitative assessment to evaluate the risk of impairment of indefinite-lived intangible assets. The accounting guidance permits entities to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If deemed necessary based on qualitative factors, a quantitative test is used to determine if the carrying value of an indefinite-lived intangible asset exceeds its fair value. An impairment loss would be recognized to the extent that the carrying amount exceeded the asset's fair value in accordance with Accounting Standards Codification ("ASC") 350. Refer to note 6 for additional information.

(i) Translation of foreign currencies
Assets and liabilities of foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustments, net of applicable income taxes, are recorded as a component of accumulated other comprehensive loss in equity.
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
(j) Revenue recognition
For the years ended December 31, 2019 and 2018, the Company recognizes revenue at the time of shipment to customers. As a result of the adoption of ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), as of January 1, 2018, the revenue for shipments in transit is no longer recorded as deferred revenue. For the year ended December 31, 2017, the revenue for shipments in-transit was recorded as deferred revenue. The Company's general policy is to allow customers the right to return merchandise. An allowance for returned merchandise is provided at the time revenue is recorded as a percentage of sales based on historical experience. Refer to note 10 for further explanation.
(k) Cost of goods sold
Cost of goods sold primarily includes actual product cost, provision for obsolete inventory, buying allowances received from suppliers, shipping and handling costs and warehouse costs.
(l) Advertising costs
Advertising costs are expensed as incurred. Advertising costs amounted to $153 million, $138 million and $86 million for the years ended December 31, 2019, 2018 and 2017, respectively. These costs were included in selling, general and administrative expenses in the consolidated statements of operations.
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
Goodwill is calculated by Qurate Retail as the excess of the consideration transferred for the acquisition over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, value associated with future customers, continued innovation and noncontractual relationships. Intangible assets acquired during 2017 were comprised of indefinite-lived tradenames of $627 million, customer relationships of $425 million with a weighted average life of approximately 9 years, capitalized software of $7 million with a weighted average life of approximately 3 years, and technology of $105 million with a weighted average life of approximately 7 years. None of the acquired goodwill is expected to be deductible for tax purposes.
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
The unaudited pro forma net revenue and income before income taxes of QVC, prepared utilizing the historical financial statements of HSN, giving effect to purchase accounting related adjustments made at the time of acquisition, as if the transaction discussed above occurred on January 1, 2016, are $11,114 million and $1,163 million respectively for 2017.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

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
As of December 31, 2019 and 2018, the investment in CNRS is $40 million and $38 million and is classified within other noncurrent assets on the consolidated balance sheets.
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
(u) Recent accounting pronouncements
Adoption of new accounting pronouncements
In February 2016 and subsequently, the FASB issued new guidance which revises the accounting related to lessee accounting as part of ASC Topic 842, Leases ("ASC 842"). Under the new guidance, lessees are required to recognize a lease liability and a right-of-use asset for most operating leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The Company adopted ASC 842 on January 1, 2019 utilizing the modified retrospective transition approach and did not restate comparative periods. The Company elected the package of practical expedients permitted under the transition guidance, which allows it to carry forward its historical lease classification, its determination regarding whether a contract contains a lease and any initial indirect costs that had existed prior to the adoption of this new standard. The Company also elected to combine both lease and non-lease components and elected for all short leases with a term of less than 12 months to not record a related operating lease right-of-use asset and operating lease liability on the consolidated balance sheet. The Company recognized $92 million of operating lease right-of-use assets, $18 million in short-term operating lease liabilities and $87 million of long-term operating lease liabilities on the consolidated balance sheet upon adoption of the new standard. The operating lease liabilities were determined based on the present value of the remaining minimum rental payments and the operating lease right-of-use asset was determined based on the value of the lease liabilities, adjusted for deferred rent balances of $13 million, which were previously included in accrued liabilities and other long-term liabilities.
Accounting pronouncements issued but not adopted
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), which addresses the effect of the change in the U.S. federal corporate tax rate due to the enactment of the December 22, 2017 Tax Cuts and Jobs Act on items within accumulated other comprehensive loss. The Company has elected not to adopt this guidance as there would have been no significant effect of the standard on its consolidated financial statements.
Accounting pronouncements issued but not yet adopted
In August 2018, the FASB issued ASU 2018-15, Intangibles- Goodwill and Other- Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company will adopt this new standard as of January 1, 2020 and does not expect it to have a material impact on its consolidated financial statements.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(3) Accounts Receivable
The Company offers an installment payment option in all of our markets other than Japan (known as Easy-Pay for the QVC brand in the U.S. and the U.K.; Q-Pay in Germany and Italy and FlexPay for the HSN brand). The installment payment option permits customers to pay for items in two or more installments. When the installment payment option is offered by QVC and elected by the customer, the first installment is typically billed to the customer's credit card upon shipment. Generally, the customer's account is subsequently billed in additional monthly installments until the total purchase price of the products has been billed by the Company.
In 2014, the Company amended and restated its agreement with a large consumer financial services company (the "Bank") pursuant to which the Bank provides revolving credit directly to QVC's customers for the sole purpose of purchasing merchandise or services with a private label credit card ("PLCC") company in the U.S. The agreement with the Bank was amended and restated in March 2017 and December 2018 and related to its QVC brand. In December 2018, the Company entered into a separate agreement with the Bank for its HSN brand. The Company receives a portion of the net economics of the credit card program. The Company cannot predict the extent to which customers will use the PLCC, nor the extent that they will make payments on their outstanding balances, PLCC income of $124 million and $118 million was recorded in net revenue during the years ended December 31, 2019 and 2018, respectively. Prior to the adoption of ASC 606, PLCC income was included as a reduction of selling, general and administrative expenses, which amounted to $105 million in 2017.
The Company also accepts major credit cards for its sales. Accounts receivable from major credit cards represents amounts owed to QVC from the credit card clearing houses for amounts billed but not yet collected.
Accounts receivable consisted of the following:

	December 31,
(in millions)	2019	2018
Installment payment option	$1,586	1,533
Major credit cards and customers	247	269
Other receivables	103	97
	1,936	1,899
Less allowance for doubtful accounts	(123)	(112)
Accounts receivable, net	$1,813	1,787
A summary of activity in the allowance for doubtful accounts was as follows:

(in millions)	Balance beginning of year	Additions- charged to expense	Deductions- write-offs	Balance end of year
2019	$112	124	(113)	123
2018	91	112	(91)	112
2017	97	72	(78)	91
The carrying value of accounts receivable, adjusted for the reserves described above, approximates fair value as of December 31, 2019, 2018 and 2017.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(4) Property and Equipment, Net
Property and equipment consisted of the following:

	December 31,		Estimated useful
(in millions)	2019	2018	life
Land	$128	128	N/A
Buildings and improvements	1,169	1,174	3 - 39 years
Furniture and other equipment	586	543	2 -10 years
Broadcast equipment	140	179	2 - 6 years
Computer equipment	187	186	2 - 5 years
Transponders and terrestrial transmitter (note 9)	177	178	3 - 15 years
Projects in progress	166	58	N/A
Property and equipment	2,553	2,446
Less: accumulated depreciation	(1,338)	(1,281)
Property and equipment, net	$1,215	1,165
N/A - Not applicable.
Disposal of assets reduced property and equipment by $117 million and $56 million for the years ended December 31, 2019 and 2018 respectively.
(5) Television Distribution Rights, Net
Television distribution rights consisted of the following:

		December 31,
(in millions)	2019	2018
Television distribution rights	$764	723
Less accumulated amortization	(624)	(583)
Television distribution rights, net	$140	140
The Company enters into affiliation agreements with television providers for carriage of the Company's shopping service, as well as for certain channel placement. If these television providers were to change the number of subscribers to the agreement through acquisition, it may change the amount paid by the Company.
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
Television distribution rights are amortized using the straight-line method over the lives of the individual agreements. The remaining weighted average lives of the television distribution rights was approximately 1.3 years as of December 31, 2019. Amortization expense for television distribution rights was $133 million, $77 million and $157 million for the years ended December 31, 2019, 2018 and 2017, respectively.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

As of December 31, 2019, related amortization expense for each of the next five years ending December 31 was as follows (in millions):

2020	$120
2021	17
2022	3
2023	—
2024	—
In return for carrying QVC's signals, each programming distributor in the U.S. receives an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs and from certain internet sales to customers located in the programming distributors' service areas. In Germany, Japan, the U.K., and Italy, programming distributors predominately receive an agreed-upon annual fee, a monthly fee per subscriber regardless of the net sales, a variable percentage of net sales or some combination of the above arrangements. The Company recorded expense related to these commissions of $350 million, $363 million and $298 million for the years ended December 31, 2019, 2018 and 2017, respectively, which is included as part of operating expenses in the consolidated statements of operations.
(6) Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 were as follows:

(in millions)	QxH	QVC-International	Total
Balance as of December 31, 2017	$5,094	885	5,979
Purchase accounting adjustments (1)	18	—	18
Exchange rate fluctuations	—	(25)	(25)
Balance as of December 31, 2018	5,112	860	5,972
Exchange rate fluctuations	—	(1)	(1)
Balance as of December 31, 2019	$5,112	859	5,971
(1) Adjustment to QxH goodwill is due to an increase in in the preliminary purchase price allocation of HSN by Qurate Retail during the year ended December 31, 2018.
QVC utilizes a qualitative assessment for determining whether step one of the goodwill impairment analysis is necessary. If a step one test is considered necessary based on the qualitative factors, the Company compares the estimated fair value of a reporting unit to its carrying value. Any excess of the carrying value of the reporting unit over the fair value is recorded as an impairment charge. The Company considers QVC's reporting units to align with its operating segments. Refer to Note 16 for additional information. For the year ended December 31, 2019, QVC performed a qualitative assessment for its QxH and QVC-International reporting units as it was more likely than not that the fair values exceeded the carrying values for each of the reporting units. There was no goodwill impairment recorded during the years ended December 31, 2019, 2018 or 2017.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Other intangible assets consisted of the following:

December 31,
	2019			2018			Weighted average remaining life (years)
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$885	(603)	282	890	(640)	250	3
Affiliate and customer relationships	2,829	(2,499)	330	2,831	(2,450)	381	7
Debt origination fees	10	(2)	8	10	—	10	4
Tradenames (indefinite life)	2,878	—	2,878	3,025	—	3,025	N/A
	$6,602	(3,104)	3,498	6,756	(3,090)	3,666
N/A - Not applicable.
Disposal of assets reduced gross other intangible assets by $130 million and $11 million for the years ended December 31, 2019 and 2018, respectively.
Amortization expense for other intangible assets was $149 million, $160 million and $207 million for the years ended December 31, 2019, 2018 and 2017, respectively.
QVC utilizes a qualitative assessment to evaluate the risk of impairment of indefinite-lived intangible assets. If deemed necessary based on qualitative factors, a quantitative test is used to determine if the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess in accordance with ASC 350-30-35. For 2019 and 2018, the company utilized a qualitative impairment assessment for the QVC tradename and a quantitative assessment for the HSN tradename. The company utilizes a relief from royalty method to determine the fair value. As of December 31, 2019, the HSN tradename within the QxH segment, with a carrying amount of $597 million, was written down to its fair value of $450 million resulting in an impairment charge of $147 million, which is reflected in impairment loss in the consolidated statement of operations. As of December 31, 2018, the HSN indefinite-lived tradename with a carrying amount of $627 million was written down to its fair value of $597 million resulting in an impairment charge of $30 million, which is reflected in impairment loss in the consolidated statement of operations. These fair value measurements are Level 3 fair value measurements based on unobservable inputs. There were no impairment losses recorded during the year ended December 31, 2017. Accumulated impairment loss as of December 31, 2019 is $177 million.
As of December 31, 2019, the related amortization and interest expense for each of the next five years ending December 31 was as follows (in millions):

2020	$123
2021	142
2022	124
2023	75
2024	62

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(7) Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
(in millions)	2019	2018
Accounts payable non-trade	$369	314
Allowance for sales returns	238	242
Accrued compensation and benefits	112	146
Sales and other taxes	104	101
Accrued interest	57	58
Operating lease liabilities	28	—
Income taxes	23	37
Deferred revenue	19	24
Accrued cable distribution fees	9	39
Other	86	65
	$1,045	1,026
(8) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following:

	December 31,
(in millions)	2019	2018
3.125% Senior Secured Notes due 2019, net of original issue discount	$—	399
5.125% Senior Secured Notes due 2022	500	500
4.375% Senior Secured Notes due 2023, net of original issue discount	750	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	600
4.45% Senior Secured Notes due 2025, net of original issue discount	599	599
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
6.375% Senior Secured Notes due 2067	225	225
6.25% Senior Secured Notes due 2068	500	—
Senior secured credit facility	1,105	1,185
Finance lease obligations	181	188
Less debt issuance costs, net	(40)	(25)
Total debt and finance lease obligations	5,119	5,120
Less current portion	(18)	(421)
Long-term portion of debt and finance lease obligations	$5,101	4,699
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and certain of its subsidiaries and have equal priority to the senior secured credit facility. The interest on QVC's senior secured notes is payable semi-annually with the exception of the 6.375% Senior Secured Notes due 2067 (the "2067 Notes") and the 6.25% Senior Secured Notes due 2068 (the "2068 Notes"), which is payable quarterly. The 3.125% Senior Secured Notes due 2019 were repaid at maturity in April 2019.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

6.375% Senior Secured Notes due 2067
On September 13, 2018, QVC completed a registered debt offering for $225 million of the 2067 Notes at par. QVC has the option to call the 2067 Notes after 5 years at par value, plus accrued and unpaid interest.
6.25% Senior Secured Notes due 2068
On November 26, 2019, QVC completed a registered debt offering for $435 million of the 2068 Notes at par. QVC granted an option for underwriters to purchase up to an additional $65 million of the 2068 Notes, which was exercised on December 6, 2019, bringing the aggregate principal borrowed to $500 million. QVC has the option to call the 2068 Notes after 5 years at par value, plus accrued and unpaid interest.
4.75% Senior Secured Notes due 2027
On February 4, 2020, subsequent to the year ended December 31, 2019, QVC completed a registered debt offering for $575 million of the 4.75% Senior Secured Notes due 2027 (the "2027 Notes") at par. Interest on the 2027 Notes will be paid semi-annually in February and August, with payments commencing on August 15, 2020.
Senior Secured Credit Facility
On December 31, 2018, QVC entered into the Fourth Amended and Restated Credit Agreement with Zulily as borrowers (collectively, the “Borrowers”) which is a multi-currency facility that provides for a $3.65 billion (which was reduced to $2.95 billion, effective February 4, 2020 upon the closing of QVC's offering of the 2027 Notes) revolving credit facility with a $450 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by the Company or Zulily with an additional $50 million sub-limit for standby letters of credit (see note 14). The remaining $3.25 billion (which was subsequently reduced to $2.55 billion upon reduction of the revolving credit facility, effective February 4, 2020) and any incremental loans may be borrowed only by the Company. Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.75% depending on the Borrowers’ combined ratio of Consolidated Total Debt to Consolidated EBITDA (the “Combined Consolidated Leverage Ratio”). Borrowings that are London Interbank Offered Rate ("LIBOR") loans will bear interest at a per annum rate equal to the applicable LIBOR rate plus a margin that varies between 1.25% and 1.75% depending on the Borrowers’ Combined Consolidated Leverage Ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if Zulily ceases to be controlled by Qurate Retail, all of its loans must be repaid and its letters of credit cash collateralized. The facility matures on December 31, 2023. Payment of loans may be accelerated following certain customary events of default.
QVC had $2,392 million available under the terms of the senior secured credit facility at December 31, 2019 (which was subsequently reduced to $1,692 million upon the reduction of the revolving credit facility, effective February 4, 2020), including the portion available under the $400 million tranche on which Zulily may also borrow. The interest rate on the senior secured credit facility was 3.1% and 3.9% as of December 31, 2019 and 2018, respectively.
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
Interest Rate Swap Arrangements
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP. The swap arrangement expired in June 2019. As of December 31, 2018, the fair value of the swap instrument was in a net asset position of $1 million which was included in prepaid expenses and other current assets. In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of less than $1 million as of December 31, 2019, which was included in other long-term liabilities.
On December 31, 2018, QVC entered into a thirteen month interest rate swap arrangement that effectively converted $250 million of its variable rate bank credit facility to a fixed rate of 1.05% with a maturity date in January 2020. The swap instrument does not qualify as a cash flow hedge and the fair value of the swap instrument was in a net asset position of less than $1 million as of December 31, 2019, which was included in prepaid expenses and other current assets. As of December 31, 2018, the fair value of the swap instrument was in a net asset position of $4 million which was included in prepaid expenses and other current assets.

Changes in the fair value of the swaps are reflected in losses on financial instruments in the consolidated statements of operations.

Other Debt Related Information
QVC was in compliance with all of its debt covenants as of December 31, 2019.
The weighted average interest rate applicable to all of the outstanding debt (excluding finance leases) prior to amortization of bond discounts and related debt issuance costs was 4.7% as of December 31, 2019.
As of December 31, 2019 and 2018, outstanding trade letters of credit totaled $12 million and $13 million, respectively.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(9) Leases
The Company has finance lease agreements with transponder and transmitter network suppliers for the right to transmit its signals in the U.S. and Germany. The Company is also party to a finance lease agreement for data processing hardware and a warehouse.
QVC also leases data processing equipment, facilities, office space and land. These leases are classified as operating leases. Effective with the adoption of ASC 842 on January 1, 2019, operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future lease payments using our incremental borrowing rate. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Our leases have remaining lease terms of less than 1 year to 14 years, some of which may include the option to extend or terminate the leases.
The components of lease cost for the year ended December 31, 2019, were as follows:

(in millions)	December 31, 2019
Finance lease cost
Depreciation of leased assets	$20
Interest on lease liabilities	9
Total finance lease cost	29
Operating lease cost	32
Total lease cost	$61
For the years ended December 31, 2018 and 2017, the Company recorded depreciation expense on finance leases (previously referred to as capital leases) of $14 million and $13 million, respectively, and recorded operating lease expenses of $34 million and $23 million, respectively.
The remaining weighted-average lease term and the weighted-average discount rate were as follows:

December 31, 2019
Weighted-average remaining lease term (years):
Finance leases	9.2
Operating leases	12.4
Weighted-average discount rate:
Finance leases	5.0%
Operating leases	6.1%

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Supplemental balance sheet information related to leases was as follows:

(in millions)	December 31, 2019
Operating Leases:
Operating lease right-of-use assets	$214
Accrued liabilities	$28
Other long-term liabilities	190
Total operating lease liabilities	$218
Finance Leases:
Property and equipment	$282
Accumulated depreciation	(129)
Property and equipment, net	$153
Current portion of debt and finance lease obligations	$18
Long-term portion of debt and finance lease obligations	163
Total finance lease liabilities	$181
Supplemental cash flow information related to leases for the year ended December 31, 2019 was as follows:

(in millions)	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$35
Operating cash flows from finance leases	9
Financing cash flows from finance leases	22
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	151
Finance leases	$16
Future payments under noncancelable operating leases and finance leases with initial terms of one year or more as of December 31, 2019 consisted of the following:

(in millions)	Finance leases	Operating leases	Total leases
2020	$26	38	64
2021	25	26	51
2022	25	23	48
2023	25	21	46
2024	23	20	43
Thereafter	108	186	294
Total lease payments	232	314	546
Less: imputed interest	(51)	(96)	(147)
Total lease liabilities	$181	218	399

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

On July 2, 2015, QVC entered into a lease (the “Lease”) for a California distribution center. Pursuant to the Lease, the landlord built a 1 million square foot rental building in Ontario, California (the “Premises”), and thereafter leased the Premises to QVC as its California distribution center for an initial term of 15 years. Under the Lease, QVC was required to pay an initial base rent of $6 million per year, increasing to $8 million per year by the final year of the initial term, as well as all real estate taxes and other building operating costs. QVC also had an option to extend the term of the Lease for up to two consecutive terms of 10 years each.
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
In August 2018, QVC exercised the right to purchase the Premises and related land from the landlord by entering into an amended and restated agreement ("New Lease"). QVC made an initial payment of $10 million and will make annual payments of $12 million over a term of 13 years. The Company classifies the New Lease within finance lease obligations and lease payments are attributed to: (1) a reduction of the principal obligation and (2) imputed interest expense. In connection with the New Lease, QVC capitalized the related land at fair market value while the building asset is currently being depreciated over its estimated useful life of 20 years
On October 5, 2018, QVC entered into a lease (“ECDC Lease”) for an East Coast distribution center. The 1.7 million square foot rental building is located in Bethlehem, Pennsylvania and will be leased to QVC for an initial term of 15 years. QVC obtained initial access to a portion of the ECDC Lease during March 2019 and obtained access to the remaining portion during September 2019. In total, QVC recorded a right of use asset of $141 million and an operating lease liability of $131 million relating to the ECDC Lease, with the difference attributable to prepaid rent. QVC is required to pay an initial base rent of $10 million per year, with payments that began in the third quarter of 2019 and increasing to $14 million per year, as well as all real estate taxes and other building operating costs. QVC also has the option to extend the term of the ECDC Lease for up to two consecutive terms of 5 years each and one final term of 4 years.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(10) Revenue
Disaggregated revenue by segment and product category consisted of the following:

	Year ended December 31, 2019			Year ended December 31, 2018
(in millions)	QxH	QVC-International	Total	QxH	QVC-International	Total
Home	$3,047	905	3,952	3,175	1,023	4,198
Beauty	1,299	659	1,958	1,326	640	1,966
Apparel	1,289	422	1,711	1,323	453	1,776
Accessories	918	376	1,294	933	273	1,206
Electronics	1,141	107	1,248	1,129	119	1,248
Jewelry	402	226	628	473	213	686
Other revenue	181	14	195	185	17	202
Total net revenue	$8,277	2,709	10,986	8,544	2,738	11,282

Consumer Product Revenue and Other Revenue

QVC's revenue includes sales of consumer products in the following categories; home, beauty, apparel, accessories, electronics and jewelry, which are primarily sold through live merchandise-focused televised shopping programs and via our websites and other interactive media.

Other revenue consists primarily of income generated from our U.S. PLCC in which a large consumer financial services company provides revolving credit directly to QVC's customers for the sole purpose of purchasing merchandise or services with a PLCC. In return, the Company receives a portion of the net economics of the credit card program.

Revenue Recognition

For the years ended December 31, 2019 and 2018, revenue is recognized when obligations with the Company's customers are satisfied; generally this occurs at the time of shipment to its customers consistent with when control of the shipped product passes. The recognized revenue reflects the consideration the Company expects to receive in exchange for transferring goods, net of allowances for returns.

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

The Company generally has payment terms with its customers of one year or less and elected the practical expedient applicable to such contracts under ASC 606 not to consider the time value of money.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

In accordance with the new revenue standard requirements adopted as of January 1, 2018, the impact of adoption on our condensed consolidated statements of operations was as follows:

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
The effect of changes of adoption is primarily due to the timing of revenue recognition at QVC and the classification of income for the Company's PLCC income. For the years ended December 31, 2019 and 2018, revenue is recognized at the time of shipment to the Company's customers consistent with when control passes and PLCC income is recognized in net revenue. For the year ended December 31, 2017, revenue at QVC was recognized at the time of delivery to the customers and deferred revenue was recorded to account for the shipments in-transit. In addition, PLCC income was recognized as an offset to selling, general and administrative expenses.
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

The total reduction in net revenue due to returns for the years ended December 31, 2019, 2018 and 2017 aggregated to $2,138 million, $2,213 million and $1,811 million, respectively.
As a result of the adoption of ASC 606 the Company recognized a separate $116 million asset (included in prepaid expenses and other current assets) related to the expected return of inventory and a $242 million liability (included in accrued liabilities) relating to its sales return reserve as of December 31, 2018, instead of the net presentation of the liability that was reported at December 31, 2017.
A summary of activity in the allowance for sales returns, recorded on a gross basis for the years ended December 31, 2019 and 2018 and recorded on a net margin basis for the year ended December 31, 2017, was as follows:

(in millions)	Balance beginning of year	Additions- charged to earnings	Deductions	Transfer of HSN reserve	Balance end of year
2019	$242	2,138	(2,142)	—	238
2018	243	2,213	(2,214)	—	242
2017	93	982	(979)	23	119

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(11) Stock Options and Other Share-Based Payments
Certain QVC employees and officers have received stock options (the "Options") and restricted shares in Series A Qurate Retail common stock ( “QRTEA”) and Qurate Retail's former Series A Liberty Ventures common stock ("LVNTA") in accordance with the Qurate Retail, Inc. 2000 Incentive Plan, as amended from time to time; the Qurate Retail, Inc. 2007 Incentive Plan, as amended from time to time; the Qurate Retail, Inc. 2010 Incentive Plan, as amended from time to time; the Qurate Retail, Inc. 2012 Incentive Plan, as amended from time to time; and the Qurate Retail, Inc. 2016 Omnibus Incentive Plan, as amended from time to time (collectively, the "Liberty Incentive Plan").
(a) Stock options
A summary of the activity of the Liberty Incentive Plan with respect to the QRTEA Options granted to QVC employees and officers as of and during the year ended December 31, 2019 is presented below:

	Options	Weighted average exercise price	Aggregate intrinsic value (000s)	Weighted average remaining life (years)
Outstanding as of January 1, 2019	14,653,589	$24.46	$8,353	4.4
Granted	2,217,707	12.59
Exercised	(335,581)	16.34
Forfeited	(3,491,762)	21.35
Outstanding as of December 31, 2019	13,043,953	23.49	N/A	4.0
Exercisable as of December 31, 2019	7,636,365	25.05	N/A	3.2
N/A - Not applicable as the QRTEA share price as of December 31, 2019 is less than that of the lowest exercise price.
Upon employee exercise of the Options, the exercise price is remitted to Qurate Retail in exchange for the shares. The aggregate intrinsic value of all Options exercised during the years ended December 31, 2019, 2018 and 2017 was $2 million, $20 million and $32 million, respectively.
The weighted average fair value at date of grant of a QRTEA Option granted during the years ended December 31, 2019, 2018 and 2017 was $4.08, $8.52 and $7.86, respectively.
During the years ended December 31, 2019, 2018 and 2017, the fair value of each QRTEA Option was determined as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2019	2018	2017
Expected volatility	30.1%	29.7%	30.3%
Expected term (years)	5.7	5.2	5.9
Risk free interest rate	2.2%	2.7%	2.1%
Expected dividend yield	—	—	—
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

During the years ended December 31, 2019, 2018 and 2017, the Company recorded $22 million, $28 million and $29 million, respectively, of stock-based compensation expense related to the Options. As of December 31, 2019, the total unrecognized compensation cost related to unvested Options was approximately $28 million. Such amount will be recognized in the Company's consolidated statement of operations over a weighted average period of approximately 2.0 years.
(b) Restricted stock plan
A summary of the activity of the Liberty Incentive Plan with respect to the QRTEA restricted shares granted to QVC employees and officers as of and during the year ended December 31, 2019 is presented below:

	Restricted shares	Weighted average grant date fair value
Outstanding as of January 1, 2019	1,599,293	$25.42
Granted	1,844,889	16.83
Vested	(598,233)	25.95
Forfeited	(344,814)	21.81
Outstanding as of December 31, 2019	2,501,135	19.45
During the years ended December 31, 2019, 2018 and 2017, the Company recorded $17 million, $18 million and $10 million, respectively, of stock-based compensation expense related to these shares. As of December 31, 2019, the total unrecognized compensation cost related to unvested restricted shares of common stock was approximately $31 million. Such amount will be recognized in the Company's consolidated statement of operations over a weighted average period of approximately 2.6 years.
Fair value of restricted shares is calculated based on the market price on the day of the granted shares. The weighted average grant date fair value of the QRTEA restricted shares granted to QVC employees and officers during the years ended December 31, 2019, 2018 and 2017 was $16.83, $26.23, and $22.49, respectively. There have been no LVNTA restricted shares granted to QVC employees and officers during the years ended December 31, 2019, 2018 and 2017.
The aggregate fair value of all restricted shares of common stock that vested during the years ended December 31, 2019, 2018 and 2017 was $16 million, $37 million and $10 million, respectively.
(12) Income Taxes
Income tax expense (benefit) consisted of the following:

	Years ended December 31,
(in millions)	2019	2018	2017
Current:
U.S. federal	$141	239	352
State and local	37	37	27
Foreign jurisdictions	93	84	87
Total	271	360	466
Deferred:
U.S. federal	(11)	(27)	(320)
State and local	3	(2)	(7)
Foreign jurisdictions	(1)	3	—
Total	(9)	(26)	(327)
Total income tax expense	$262	334	139

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Pre-tax income (loss) was as follows:

	Years ended December 31,
(in millions)	2019	2018	2017
QxH	$843	1,062	877
QVC-International	236	200	209
Consolidated QVC	$1,079	1,262	1,086
Total income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 21% in 2019 and 2018 and 35% in 2017, as a result of the following:

	Years ended December 31,
	2019	2018	2017
Provision at statutory rate	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	2.9	2.2	1.0
Foreign taxes	1.0	0.8	—
Write-off of investment and notes of foreign subsidiary	(3.1)	—	—
Valuation allowance	3.2	2.6	1.0
Permanent differences	(0.2)	(0.2)	(2.2)
Impact of Tax Cuts and Jobs Act	—	—	(26)
Investment in subsidiary	0.9	0.6	4.0
Impact of foreign currency tax regulation	(0.7)	(0.6)	0.4
Other, net	(0.7)	0.1	(0.4)
Total income tax expense	24.3%	26.5%	12.8%

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
(in millions)	2019	2018
Deferred tax assets:
Accounts receivable, principally due to the allowance for doubtful accounts and related reserves for the uncollectible accounts	$31	29
Inventories, principally due to obsolescence reserves and additional costs of inventories for tax purposes pursuant to the Tax Reform Act of 1986	38	33
Allowance for sales returns	30	31
Deferred revenue	6	15
Deferred compensation	38	39
Unrecognized federal and state tax benefits	13	10
Net operating loss carryforwards	57	49
Foreign tax credits carryforward	43	17
Lease obligations	68	—
Accrued liabilities	15	33
Other	8	5
Subtotal	347	261
Valuation allowance	(99)	(64)
Total deferred tax assets	248	197
Deferred tax liabilities:
Depreciation and amortization	(823)	(840)
Lease assets	(66)	—
Cumulative translation of foreign currencies	(22)	(16)
Investment in subsidiary	(26)	(41)
Total deferred tax liabilities	(937)	(897)
Net deferred tax liability	$(689)	(700)

In the above table, valuation allowances exist due to the uncertainty of whether or not the benefit of certain U.S. federal and foreign tax credits and losses will ultimately be utilized for income tax purposes. The 2019 net deferred tax liability above includes deferred tax assets of $35 million relating to foreign jurisdictions which are included within other noncurrent assets in the consolidated balance sheet and deferred tax liabilities of $724 million in domestic jurisdictions which are included within deferred income taxes in the consolidated balance sheet.
On December 22, 2017, new U.S. federal tax legislation, the Tax Cuts and Jobs Act (the “Act”) was enacted. The new legislation was a significant modification of existing U.S. federal tax law and contained several provisions which impacted the tax position of the Company in 2017, 2018, and 2019, and will impact the Company’s tax position in future years. Changes which became effective in 2017 include the reduction of the federal corporate tax rate from 35% to 21%, the rules related to a one-time tax on unremitted foreign earnings in 2017, and an increase in the bonus depreciation allowance on certain qualified property. In connection with unremitted foreign earnings, the Company performed an evaluation of its earnings and profits of its foreign subsidiaries and determined that deficits in some of the subsidiaries offset the surpluses in others so that no amount was subject to the mandatory repatriation provision of the Act in 2017. Entities are required under ASC 740, Accounting for Income Taxes, to record the effect of the change in the period of enactment and to recognize the change as a discrete item in income tax expense from continuing operations. The Company recorded an income tax benefit of $282 million through operations to reflect the impact of the law changes included in the Act. This non-cash tax benefit was primarily attributed to the remeasurement at the new lower federal tax rate of deferred tax liabilities related to non-current intangible assets.

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
The Company is party to a Tax Liability Allocation and Indemnification Agreement (the "Tax Agreement") with Qurate Retail. The Tax Agreement establishes the methodology for the calculation and payment of income taxes in connection with the consolidation of the Company with Qurate Retail for income tax purposes. Generally, the Tax Agreement provides that the Company will pay Qurate Retail an amount equal to the tax liability, if any, that it would have if it were to file as a consolidated group separate and apart from Qurate Retail, with exceptions for the treatment and timing of certain items, including but not limited to deferred intercompany transactions, credits, and net operating and capital losses. To the extent that the separate company tax expense is different from the payment terms of the Tax Agreement, the difference is recorded as either a dividend or capital contribution. These differences are related primarily to foreign tax credits recognized by QVC that are creditable under the Tax Agreement when and if utilized in Qurate Retail’s consolidated tax return. The difference recorded during the year ended December 31, 2019 was an $11 million dividend which was primarily related to foreign tax credits recognized by QVC and not utilized in Qurate Retail’s tax return during the tax year. The differences recorded during the years ended December 31, 2018, and 2017 were $2 million, and $31 million, respectively, in capital contributions and were primarily related to foreign tax credit carryovers being utilized in Qurate's consolidated tax return in excess of those recognized by QVC during the respective tax years. The amounts of the tax-related (receivable) balance due (from) to Qurate Retail as of December 31, 2019 and 2018 were $(7) million and $26 million, respectively, and are included in accrued liabilities in the consolidated balance sheets.
A reconciliation of the 2018 and 2019 beginning and ending amount of the liability for unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2018	$53
Increases related to prior year tax positions	1
Decreases related to prior year tax positions	(9)
Decreases related to settlements with taxing authorities	—
Increases related to current year tax positions	9
Balance at December 31, 2018	54
Increases related to prior year tax positions	9
Decreases related to prior year tax positions	(7)
Decreases related to settlements with taxing authorities	(4)
Increases related to current year tax positions	8
Balance at December 31, 2019	$60
Included in the balance of unrecognized tax benefits as of December 31, 2019 are potential benefits of $48 million (net of an $12 million federal tax effect) that, if recognized, would affect the effective rate on income from continuing operations.
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other (expense) income in the consolidated statements of operations. The Company did not have a material amount of interest accrued related to unrecognized tax benefits or tax penalties for the years ended December 31, 2019, 2018 or 2017.
The Company has tax positions for which the amount of related unrecognized tax benefits could change during 2020. These consist of nonfederal transfer pricing and other tax issues. The amount of unrecognized tax benefits related to these issues could have an impact of $2 million in 2020 as a result of potential settlements, lapsing of statute of limitations and revisions of settlement estimates.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

The Company participates in a consolidated federal return filing with Qurate Retail. As of December 31, 2019, the Company's tax years through 2015 are closed for federal income tax purposes, and the IRS has completed its examination of the Company's 2016 and 2017 tax years. The Company's 2018 and 2019 tax years are being examined currently as part of the Qurate Retail consolidated return under the IRS's Compliance Assurance Process program. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of December 31, 2019, certain of the Company’s subsidiaries were under examination in Germany for 2015 through 2017. As of December 31, 2019, the Company, or one of its subsidiaries was under examination in the state of Pennsylvania.
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
(14) Related Party Transactions
During the years ended December 31, 2019, 2018 and 2017, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives, and business advisory services. QVC allocated expenses of $7 million, $5 million, and $4 million to Zulily for the years ended December 31, 2019, 2018, and 2017, respectively. Zulily allocated expenses of $9 million, $6 million, and $5 million to QVC for the years ended December 31, 2019, 2018, and 2017, respectively.
Additionally, on June 23, 2016, QVC amended and restated its senior secured credit facility by entering into the Third Amended and Restated Credit Agreement adding a tranche that allows joint borrowing capacity for either QVC or Zulily and increasing the revolving credit facility from $2.25 billion to $2.65 billion. QVC subsequently amended and restated its senior secured credit facility by entering into the Fourth Amended and Restated Credit Agreement, increasing the revolving credit facility to $3.65 billion (which was reduced to $2.95 billion, effective February 4, 2020 upon the closing of QVC's offering of the 2027 Notes). See note 8 for more information regarding the revolving credit facility. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of Zulily. As of December 31, 2019, there was $130 million borrowed by Zulily on the $400 million tranche of the senior secured credit facility, none of which the Company expects to repay on behalf of Zulily. In addition, Zulily had $9 million outstanding in standby letters of credit as of December 31, 2019.
During the years ended December 31, 2019 and 2018, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $28 million and $50 million to CBI for the years ended December 31, 2019 and 2018, respectively. CBI allocated expenses of $1 million and $5 million to QVC for the years ended December 31, 2019 and 2018, respectively. CBI also repaid a $29 million note receivable to QVC during the year ended December 31, 2019.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at December 31, 2019 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$272	272	—	—
Interest rate swap arrangements (note 8)	—	—	—	—
Long-term liabilities:
Debt (note 8)	5,116	760	4,356	—
Interest rate swap arrangements (note 8)	—	—	—	—

		Fair value measurements at December 31, 2018 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$267	267	—	—
Interest rate swap arrangements (note 8)	5	—	5	—
Long-term liabilities:
Debt (note 8)	4,758	189	4,569	—
The 2067 Notes (ticker: QVCD) and the 2068 Notes (ticker: QVCC) are considered Level 1 fair value instruments as reported in the foregoing tables as they are traded on the New York Stock Exchange, which the Company considers to be an "active market," as defined by U.S. GAAP. The remainder of the Company's Level 2 financial liabilities are debt instruments with quoted market prices that are not considered to be traded on "active markets." Accordingly, these financial instruments are reported in the foregoing tables as Level 2 fair value instruments.
(16) Information about QVC's Operating Segments and Geographical Data
The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as net revenue, Adjusted OIBDA, gross margin, average sales price per unit, number of units shipped and revenue or sales per subscriber equivalent. For segment reporting purposes, the Company defines Adjusted OIBDA, as net revenue less cost of goods sold, operating expenses, and selling, general and administrative expenses (excluding restructuring, integration and advisory fees incurred by QVC as a result of the acquisition of HSN by Qurate Retail on December 29, 2017, expenses related to the QRG Initiatives (see note 1) and expenses related to the closure of operations in France (collectively, "transaction related costs") and stock-based compensation). The Company believes this measure is an important indicator of the operational strength and performance of its segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking among the Company's businesses and identify strategies to improve performance. This measure of performance excludes depreciation, amortization, stock-based compensation and transaction related costs that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

The Company's chief operating decision maker ("CODM") is the Company's Chief Executive Officer who has ultimate responsibility for enterprise decisions. QVC's CODM determines, in particular, resource allocation for, and monitors performance of, the consolidated enterprise, QxH, and QVC-International. The segment managers have responsibility for operating decisions, allocating resources and assessing performance within their respective segments. QVC's CODM relies on internal management reporting that analyzes enterprise results and segment results to the Adjusted OIBDA level (see below).
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
For the year ended December 31, 2019, QVC has identified QxH and QVC-International as its two reportable segments. Both operating segments are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the Internet and mobile applications in certain markets.
QVC allocates certain corporate costs for management reporting purposes from its QxH segment to the QVC-International segment. These management cost allocations are related to certain functions such as merchandising, commerce platforms, information technology, human resources, legal, finance, brand and communications, corporate development and administration that support all of QVC’s operations. For the years ended December 31, 2019, 2018 and 2017, the costs allocated to QVC-International totaled approximately $27 million, $39 million and $36 million respectively.
Performance measures

	Years ended December 31,
	2019		2018		2017
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QxH	$8,277	1,536	8,544	1,630	6,140	1,455
QVC-International	2,709	446	2,738	429	2,631	451
Consolidated QVC	$10,986	1,982	11,282	2,059	8,771	1,906
Other information

	Years ended December 31,
	2019		2018		2017
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QxH	$113	269	118	227	93	330
QVC-International	73	13	56	10	62	34
Consolidated QVC	$186	282	174	237	155	364

	Years ended December 31,
	2019		2018
(in millions)	Total assets	Capital expenditures	Total assets	Capital expenditures
QxH	$12,659	257	12,702	161
QVC-International	2,268	34	2,154	67
Consolidated QVC	$14,927	291	14,856	228

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Property and equipment, net of accumulated depreciation, by segment were as follows:

	December 31,
(in millions)	2019	2018
QxH	$800	712
QVC-International	415	453
Consolidated QVC	$1,215	1,165
The following table provides a reconciliation of Adjusted OIBDA to income before income taxes:

	Years ended December 31,
(in millions)	2019	2018	2017
Adjusted OIBDA	$1,982	2,059	1,906
Impairment loss	(147)	(30)	—
Transaction related costs	(1)	(60)	(39)
Stock-based compensation	(39)	(46)	(39)
Depreciation and amortization	(468)	(411)	(519)
Operating Income	1,327	1,512	1,309
Equity in losses of investee	—	(3)	(3)
Losses on financial instruments	(5)	(2)	—
Interest expense, net	(240)	(243)	(214)
Foreign currency loss	(3)	—	(6)
Loss on extinguishment of debt	—	(2)	—
Income before income taxes	$1,079	1,262	1,086
The following table summarizes net revenues based on revenues generated by subsidiaries located within the identified geographic area:

	Years ended December 31,
(in millions)	2019	2018	2017
United States	$8,277	8,544	6,140
Japan	1,028	947	934
Germany	890	943	899
United Kingdom	640	679	640
Other countries	151	169	158
Consolidated QVC	$10,986	11,282	8,771
The following table summarizes property and equipment, net of accumulated depreciation, based on physical location:

	December 31,
(in millions)	2019	2018
United States	$800	712
Germany	154	161
Japan	153	165
United Kingdom	75	77
Other countries	33	50
Consolidated QVC	$1,215	1,165

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(17) Other Comprehensive (Loss) Income
The change in the component of accumulated other comprehensive loss, net of taxes ("AOCL"), is summarized as follows:

(in millions)	Foreign currency translation adjustments	AOCL
Balance as of January 1, 2017	$(224)	(224)
Other comprehensive income attributable to QVC, Inc. stockholder	131	131
Balance as of December 31, 2017	(93)	(93)
Other comprehensive loss attributable to QVC, Inc. stockholder	(51)	(51)
Balance as of December 31, 2018	(144)	(144)
Other comprehensive income attributable to QVC, Inc. stockholder	—	—
Balance as of December 31, 2019	$(144)	(144)
The component of other comprehensive income (loss) is reflected in QVC's consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive income:

(in millions)	Before-tax amount	Tax benefit (expense)	Net-of-tax amount
Year ended December 31, 2019:
Foreign currency translation adjustments	$—	1	1
Other comprehensive income	—	1	1

Year ended December 31, 2018:
Foreign currency translation adjustments	$(49)	1	(48)
Other comprehensive loss	(49)	1	(48)

Year ended December 31, 2017:
Foreign currency translation adjustments	$156	(21)	135
Other comprehensive income	156	(21)	135
(18) Employee Benefit Plans
In certain countries, QVC sponsors defined contribution plans, which provide employees an opportunity to make contributions to a trust for investment in a variety of securities. Generally, the Company makes matching contributions to the plans based on a percentage of the amount contributed by employees. The Company's cash contributions to the plans were $21 million, $22 million and $18 million for the years ended December 31, 2019, 2018 and 2017, respectively.
(19) Subsequent Events
In addition to the events described in note 8, QVC declared and paid dividends to Qurate Retail in the amount of $122 million from January 1, 2020 to February 26, 2020.
As of February 26, 2020, Zulily had $175 million outstanding on the shared tranche within the Fourth Amended and Restated Credit Agreement.

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
In connection with the Fourth Amended and Restated Credit Agreement (refer to Note 8) on December 31, 2018, the following subsidiaries became part of the combined subsidiary guarantors: QVC Deutschland GP, Inc.; HSN, Inc; HSNi, LLC; HSN Holding LLC; AST Sub, Inc.; Home Shopping Network En Espanol, L.P.; Home Shopping Network En Espanol, L.L.C; H.O.T. Networks Holdings (Delaware) LLC; HSN of Nevada LLC; Ingenious Designs LLC; NLG Merger Corp.; Ventana Television, Inc.; and Ventana Television Holdings, Inc. The Company has shown all of the subsidiaries of our HSN segment as combined subsidiary guarantors as of December 29, 2017, the date on which HSN became a subsidiary of QVC through a common control transaction with Qurate Retail.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Balance Sheets

December 31, 2019
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Assets
Current assets:
Cash and cash equivalents	$37	192	332	—	561
Restricted cash	5	—	3	—	8
Accounts receivable, net	1,169	300	344	—	1,813
Inventories	711	258	245	—	1,214
Prepaid expenses and other current assets	105	32	47	—	184
Total current assets	2,027	782	971	—	3,780
Property and equipment, net	264	245	706	—	1,215
Operating lease right-of-use assets	2	15	197	—	214
Television distribution rights, net	—	139	1	—	140
Goodwill	4,190	922	859	—	5,971
Other intangible assets, net	560	2,909	29	—	3,498
Other noncurrent assets	18	12	79	—	109
Investments in subsidiaries	5,747	932	—	(6,679)	—
Total assets	$12,808	5,956	2,842	(6,679)	14,927
Liabilities and equity
Current liabilities:
Current portion of debt and finance lease obligations	$2	1	15	—	18
Accounts payable-trade	477	181	255	—	913
Accrued liabilities	311	402	332	—	1,045
Intercompany accounts payable (receivable)	181	(1,356)	1,175	—	—
Total current liabilities	971	(772)	1,777	—	1,976
Long-term portion of debt and finance lease obligations	4,945	5	151	—	5,101
Deferred income taxes	98	653	(27)	—	724
Other long-term liabilities	120	16	186	—	322
Total liabilities	6,134	(98)	2,087	—	8,123
Equity:
QVC, Inc. stockholder's equity	6,674	6,054	625	(6,679)	6,674
Noncontrolling interest	—	—	130	—	130
Total equity	6,674	6,054	755	(6,679)	6,804
Total liabilities and equity	$12,808	5,956	2,842	(6,679)	14,927

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Consolidating Statements of Operations

Year ended December 31, 2019
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net revenue	$6,236	3,094	2,938	(1,282)	10,986
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	3,879	1,593	1,826	(150)	7,148
Operating	441	416	279	(368)	768
Selling, general and administrative, including transaction related costs and stock-based compensation	1,225	215	452	(764)	1,128
Depreciation	63	35	88	—	186
Amortization	71	199	12	—	282
Impairment loss	—	147	—	—	147
	5,679	2,605	2,657	(1,282)	9,659
Operating income	557	489	281	—	1,327
Other (expense) income:
Losses on financial instruments	(5)	—	—	—	(5)
Interest (expense) income, net	(236)	4	(8)	—	(240)
Foreign currency loss	(1)	—	(2)	—	(3)
Intercompany interest income (expense)	28	40	(68)	—	—
	(214)	44	(78)	—	(248)
Income before income taxes	343	533	203	—	1,079
Income tax expense	(102)	(68)	(92)	—	(262)
Equity in earnings of subsidiaries, net of tax	576	37	—	(613)	—
Net income	817	502	111	(613)	817
Less net income attributable to the noncontrolling interest	(50)	—	(50)	50	(50)
Net income attributable to QVC, Inc. stockholder	$767	502	61	(563)	767

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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Consolidating Statements of Comprehensive Income

Year ended December 31, 2019
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$817	502	111	(613)	817
Foreign currency translation adjustments, net of tax	1	—	2	(2)	1
Total comprehensive income	818	502	113	(615)	818
Comprehensive income attributable to noncontrolling interest	(51)	—	(51)	51	(51)
Comprehensive income attributable to QVC, Inc. stockholder	$767	502	62	(564)	767

Consolidating Statements of Comprehensive Income

Year ended December 31, 2018
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$928	601	75	(676)	928
Foreign currency translation adjustments, net of tax	(48)	—	(48)	48	(48)
Total comprehensive income	880	601	27	(628)	880
Comprehensive income attributable to noncontrolling interest	(49)	—	(49)	49	(49)
Comprehensive income attributable to QVC, Inc. stockholder	$831	601	(22)	(579)	831

Consolidating Statements of Comprehensive Income

Year ended December 31, 2017
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Net income	$947	627	91	(718)	947
Foreign currency translation adjustments, net of tax	135	—	135	(135)	135
Total comprehensive income	1,082	627	226	(853)	1,082
Comprehensive income attributable to noncontrolling interest	(50)	—	(50)	50	(50)
Comprehensive income attributable to QVC, Inc. stockholder	$1,032	627	176	(803)	1,032

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows

Year ended December 31, 2019
(in millions)	Parent issuer- QVC, Inc.	Combined subsidiary guarantors	Combined non-guarantor subsidiaries	Eliminations	Consolidated- QVC, Inc. and subsidiaries
Operating activities:
Net cash provided by operating activities	$368	836	118	—	1,322
Investing activities:
Capital expenditures	(127)	(65)	(99)	—	(291)
Expenditures for television distribution rights	—	(134)	—	—	(134)
Changes in other noncurrent assets	(11)	(2)	2	—	(11)
Other investing activities	—	29	—	—	29
Intercompany investing activities	319	(999)	—	680	—
Net cash provided by (used in) investing activities	181	(1,171)	(97)	680	(407)
Financing activities:
Principal payments of debt and finance lease obligations	(2,586)	—	(13)	—	(2,599)
Principal borrowings of debt from senior secured credit facility	2,496	—	—	—	2,496
Principal repayment of senior secured notes	(400)	—	—	—	(400)
Proceeds from issuance of senior secured notes	500	—	—	—	500
Payment of debt origination fees	(18)	—	—	—	(18)
Capital contributions received from Qurate Retail, Inc.	50	—	—	—	50
Dividends paid to Qurate Retail Inc.	(877)	(2)	—	—	(879)
Dividends paid to noncontrolling interest	—	—	(40)	—	(40)
Other financing activities	(4)	—	—	—	(4)
Net short-term intercompany debt borrowings (repayments)	276	(341)	65	—	—
Other intercompany financing activities	(22)	678	24	(680)	—
Net cash (used in) provided by financing activities	(585)	335	36	(680)	(894)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	—	(2)	—	(2)
Net (decrease) increase in cash, cash equivalents and restricted cash	(36)	—	55	—	19
Cash, cash equivalents and restricted cash, beginning of period	78	192	280	—	550
Cash, cash equivalents and restricted cash, end of period	$42	192	335	—	569

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Condensed Consolidating Statements of Cash Flows

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

Condensed Consolidating Statements of Cash Flows

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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

(21) Quarterly Financial Information (Unaudited)

	Year ended December 31, 2019
(in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net revenue	$2,501	2,514	2,504	3,467
Operating income	$326	365	330	306
Net income	$186	218	188	225
Net income attributable to QVC, Inc. stockholder	$176	206	174	211

	Year ended December 31, 2018
(in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net revenue	$2,602	2,556	2,569	3,555
Operating income	$356	390	305	461
Net income	$212	244	181	291
Net income attributable to QVC, Inc. stockholder	$201	233	170	278

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.
Item 14. Principal Accounting Fees and Services
Audit Fees and All Other Fees
The following table presents fees for professional audit services rendered by KPMG LLP and its international affiliates for the audit of QVC's consolidated financial statements for 2019 and 2018 and fees billed for other services rendered by KPMG LLP:

	Year ended December 31,
	2019	2018
Audit fees (1)	$6,620,031	$6,628,079
Audit related fees (2)	—	—
Audit and audit related fees	6,620,031	6,628,079
Tax fees (3)	12,476	41,998
Total fees	$6,632,507	$6,670,077
(1) Audit fees include fees for the audit and quarterly reviews of QVC's 2019 and 2018 consolidated financial statements, statutory audits, and reviews of registration statements and issuance of consents.
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
All services provided by QVC's independent auditor during 2019 and 2018 were approved in accordance with the terms of the policy.

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

4 - Instruments Defining the Rights to Securities Holders, Including Indentures:

4.1	Indenture dated as of July 2, 2012 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the 2012 S-4).
4.2
Indenture dated as of March 18, 2013 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 333-184501) as filed on May 9, 2013).

4.3
Form of Indenture dated as of March 18, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-195586) as filed on April 30, 2014).

4.4
Indenture dated as of August 21, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-199254) as filed on October 10, 2014).

4.5
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

4.6
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

4.7
First Supplemental Indenture, dated September 13, 2018, by and among QVC, Inc., Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-A).

4.8	Form of 6.375% Senior Secured Notes due 2067 (incorporated by reference to Exhibit 4.3 to the Form 8-A).
4.9
Second Supplemental Indenture, dated November 26, 2019, by and among QVC, Inc., Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC, QVC Deutschland GP, Inc., HSN, Inc., HSNi, LLC, HSN Holding LLC, AST Sub, Inc., Home Shopping Network En Espanol, L.L.C., Home Shopping Network En Espanol, L.P., H.O.T. Networks Holdings (Delaware) LLC, HSN of Nevada LLC, Ingenious Designs LLC, NLG Merger Corp., Ventana Television, Inc., and Ventana Television Holdings, Inc., as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A (File No. 001-38654), as filed on November 26, 2019 (the “2019 Form 8-A”)).

4.10	Form of 6.250% Senior Secured Notes due 2068 (incorporated by reference to Exhibit 4.3 to the 2019 Form 8-A).
4.11
Third Supplemental Indenture, dated February 4, 2020, by and among QVC, Inc., Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC, QVC Deutschland GP, Inc., HSN, Inc., HSNi, LLC, HSN Holding LLC, AST Sub, Inc., Home Shopping Network En Espanol, L.L.C., Home Shopping Network En Espanol, L.P., H.O.T. Networks Holdings (Delaware) LLC, HSN of Nevada LLC, Ingenious Designs LLC, NLG Merger Corp., Ventana Television, Inc., and Ventana Television Holdings, Inc., as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38654) as filed on February 4, 2020 (the “February 2020 Form 8-K”)).

4.12	Form of 4.75% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.3 to the February 2020 Form 8-K).
4.13	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.*
10 - Material Contracts:

10.1	Forms of Indemnification Agreements between QVC, Inc. and executive officers (incorporated by reference to Exhibit 10.16 to the 2012 S-4).

21 - Subsidiaries:*

21.1	Subsidiaries of the Registrant*
23 - Consents:*

23.1	Consent of KPMG LLP*
31 - Certification Letters:*

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32 - Section 1350 Certification Letter:**

32.1	Section 1350 Certification**
101 - XBRL:*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*
*Filed herewith.
**Furnished herewith.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QVC, Inc.

Date: February 26, 2020	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2020	By:/s/ JEFFREY A. DAVIS
Jeffrey A. Davis
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: February 26, 2020	By:/s/ JEFFREY A. DAVIS
Jeffrey A. Davis
Chief Financial Officer of Qurate Retail Group, Inc., as Stockholder-Director of QVC, Inc.

Date: February 26, 2020	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2020	By:/s/ JEFFREY A. DAVIS
Jeffrey A. Davis
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

IV-4