Form 10-Q
period 2020-03-31
QVC INC
filed 2020-05-07
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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

QVC, Inc.
2020 QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(in millions, except share amounts)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$497	561
Restricted cash	8	8
Accounts receivable, less allowance for credit losses of $132 at March 31, 2020 and $123 at December 31, 2019	1,407	1,813
Inventories	1,214	1,214
Prepaid expenses and other current assets	134	184
Total current assets	3,260	3,780
Property and equipment, net of accumulated depreciation of $1,367 at March 31, 2020 and $1,338 at December 31, 2019	1,188	1,215
Operating lease right-of-use assets (note 6)	208	214
Television distribution rights, net (note 2)	108	140
Goodwill (note 3)	5,958	5,971
Other intangible assets, net (note 3)	3,476	3,498
Other noncurrent assets	103	109
Total assets	$14,301	14,927
Liabilities and equity
Current liabilities:
Current portion of debt and finance lease obligations (note 5)	$17	18
Accounts payable-trade	709	913
Accrued liabilities (note 4)	843	1,045
Total current liabilities	1,569	1,976
Long-term portion of debt and finance lease obligations (note 5)	4,908	5,101
Deferred income taxes (note 8)	724	724
Other long-term liabilities	307	322
Total liabilities	7,508	8,123
Commitments and contingencies (note 9)
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	9,213	9,208
Accumulated deficit	(2,381)	(2,390)
Accumulated other comprehensive loss	(167)	(144)
Total QVC, Inc. stockholder's equity	6,665	6,674
Noncontrolling interest	128	130
Total equity	6,793	6,804
Total liabilities and equity	$14,301	14,927

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
(in millions)	2020	2019
Net revenue	$2,427	2,501
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,584	1,610
Operating	177	177
Selling, general and administrative, including stock-based compensation	282	270
Depreciation	43	46
Amortization	71	72
	2,157	2,175
Operating income	270	326
Other (expense) income:
Equity in losses of investee	(1)	—
Losses on financial instruments	(4)	(2)
Interest expense, net	(65)	(61)
Foreign currency gain (loss)	1	(3)
	(69)	(66)
Income before income taxes	201	260
Income tax expense	(60)	(74)
Net income	141	186
Less net income attributable to the noncontrolling interest	(12)	(10)
Net income attributable to QVC, Inc. stockholder	$129	176

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
(in millions)	2020	2019
Net income	$141	186
Foreign currency translation adjustments, net of tax	(22)	(6)
Total comprehensive income	119	180
Comprehensive income attributable to noncontrolling interest	(13)	(10)
Comprehensive income attributable to QVC, Inc. stockholder	$106	170

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
(in millions)	2020	2019
Operating activities:
Net income	$141	186
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of investee	1	—
Deferred income taxes	2	(1)
Foreign currency (gain) loss	(1)	3
Depreciation	43	46
Amortization	71	72
Change in fair value of financial instruments and noncash interest	6	4
Stock-based compensation	6	9
Change in other long-term liabilities	(4)	(3)
Other non-cash charges, net	7	—
Change in operating assets and liabilities
Decrease in accounts receivable	403	369
Increase in inventories	(4)	(74)
Decrease in prepaid expenses and other current assets	50	37
Decrease in accounts payable-trade	(198)	(222)
Decrease in accrued liabilities and other	(213)	(159)
Net cash provided by operating activities	310	267
Investing activities:
Capital expenditures	(39)	(54)
Expenditures for television distribution rights	(1)	(52)
Changes in other noncurrent assets	3	(10)
Other investing activities	—	29
Net cash used in investing activities	(37)	(87)
Financing activities:
Principal payments of debt and finance lease obligations	(872)	(563)
Principal borrowings of debt from senior secured credit facility	112	663
Proceeds from issuance of senior secured notes	575	—
Payment of debt origination fees	(8)	—
Dividends paid to Qurate Retail, Inc.	(122)	(354)
Dividends paid to noncontrolling interest	(15)	(22)
Other financing activities	(1)	(4)
Net cash used in financing activities	(331)	(280)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(6)	(4)
Net decrease in cash, cash equivalents and restricted cash	(64)	(104)
Cash, cash equivalents and restricted cash, beginning of period	569	550
Cash, cash equivalents and restricted cash, end of period	$505	446

See accompanying notes to condensed consolidated financial statements.

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2018	1	$—	9,123	(2,269)	(144)	119	6,829
Net income	—	—	—	176	—	10	186
Foreign currency translation adjustments, net of tax	—	—	—	—	(6)	—	(6)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(354)	—	(22)	(376)
Withholding taxes on net share settlements of stock-based compensation	—	—	(3)	—	—	—	(3)
Stock-based compensation	—	—	9	—	—	—	9
Balance, March 31, 2019	1	$—	9,129	(2,447)	(150)	107	6,639

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2019	1	$—	9,208	(2,390)	(144)	130	6,804
Net income	—	—	—	129	—	12	141
Foreign currency translation adjustments, net of tax	—	—	—	—	(23)	1	(22)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(122)	—	(15)	(137)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	2	—	—	2
Withholding taxes on net share settlements of stock-based compensation	—	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	6	—	—	—	6
Balance, March 31, 2020	1	$—	9,213	(2,381)	(167)	128	6,793

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
In the United States ("U.S."), QVC's televised shopping programs, including live and recorded content, are distributed across multiple channels nationally on a full-time basis, including QVC, QVC2, QVC3, HSN and HSN2. During the first quarter of 2019, the Company transitioned its televised Beauty iQ channel to QVC 3 and Beauty iQ content was moved to a digital only platform. The Company's U.S. programming is also available on QVC.com and HSN.com, QVC's "U.S. websites"; applications via streaming video; Facebook Live, Roku, Apple TV, and Amazon Fire; mobile applications; social pages and over-the-air broadcasters.
QVC's digital platforms enable consumers to purchase goods offered on our televised programming, along with a wide assortment of products that are available only on our U.S. websites. QVC.com, HSN.com and our other digital platforms (including our mobile applications, social pages and others) are natural extensions of our business model, allowing customers to engage in our shopping experience wherever they are, with live or on-demand content customized to the device they are using. In addition to offering video content, our U.S. websites allow shoppers to browse, research, compare and perform targeted searches for products, read customer reviews, control the order-entry process and conveniently access their QVC account.
Internationally, QVC's televised shopping programs, including live and recorded content, are distributed to households outside of the U.S., primarily in Germany, Austria, Japan, the United Kingdom ("U.K."), the Republic of Ireland, and Italy. In some of the countries where QVC operates, QVC's televised shopping programs are distributed across multiple QVC channels: QVC Style and QVC2 in Germany and QVC Beauty, QVC Extra and QVC Style in the U.K. Similar to the U.S., our international businesses also engage customers via websites, mobile applications, and social pages. QVC's international business employs product sourcing teams who select products tailored to the interests of each local market.
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the three months ended March 31, 2020 and 2019, QVC-Japan paid dividends to Mitsui of $15 million and $22 million, respectively.
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
The Company is an indirect wholly-owned subsidiary of Qurate Retail, Inc. ("Qurate Retail") (Nasdaq: QRTEA and QRTEB), which owns interests in a broad range of digital commerce businesses, including Qurate Retail's other wholly-owned subsidiaries Zulily, LLC ("Zulily") and Cornerstone Brands, Inc. ("CBI"), as well as other minority investments. QVC is part of the Qurate Retail Group ("QRG"), formerly QVC Group, a portfolio of brands including QVC, HSN, Inc. ("HSN"), Zulily and CBI.
During each of the three months ended March 31, 2020 and 2019, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. QVC allocated expenses of $2 million to Zulily for each of the three months ended March 31, 2020 and 2019. Zulily allocated expenses of $3 million and $2 million to QVC for the three months ended March 31, 2020 and 2019, respectively.

During the three months ended March 31, 2020 and 2019, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $6 million and $5 million to CBI for the three months ended March 31, 2020 and 2019, respectively. CBI allocated expenses of $1 million to QVC for each of the three months ended March 31, 2020 and 2019. CBI also repaid a $29 million note receivable to QVC during the three months ended March 31, 2019.
In December 2019, a new coronavirus disease ("COVID-19'") pandemic was reported to have surfaced in Wuhan, China and has subsequently spread across the globe, including all of the countries in which QVC operates. As a result of the spread of the virus, most local governmental agencies have imposed travel restrictions, local quarantines or stay at home restrictions to contain the spread, which has caused a significant disruption to most sectors of the economy.
As a result of COVID-19, management has increased the amounts of certain estimated reserves including, but not limited to, uncollectible receivables, inventory obsolescence and sales returns for the three months ended March 31, 2020. Other than these changes, management is not presently aware of any events or circumstances arising from the COVID-19 pandemic that would require the Company to update our estimates, judgments or revise the carrying value of our assets or liabilities. Management's estimates may change, however, as new events occur and additional information is obtained, and any such changes will be recognized in the consolidated financial statements. Actual results could differ from estimates, and any such differences may be material to our financial statements.
The condensed consolidated financial statements include the accounts of QVC, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.
The accompanying (a) condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in QVC's Annual Report on Form 10-K for the year ended December 31, 2019.
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
Adoption of new accounting pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-15, Intangibles- Goodwill and Other- Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company prospectively adopted this new standard as of January 1, 2020 and it did not have a material impact on its consolidated financial statements.

(2) Television Distribution Rights, Net
Television distribution rights consisted of the following:

(in millions)	March 31, 2020	December 31, 2019
Television distribution rights	$760	764
Less accumulated amortization	(652)	(624)
Television distribution rights, net	$108	140
The Company recorded amortization expense of $34 million for each of the three months ended March 31, 2020 and 2019 related to television distribution rights.
As of March 31, 2020, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2020	$88
2021	17
2022	3
2023	—
2024	—
(3) Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill for the three months ended March 31, 2020 were as follows:

(in millions)	QxH	QVC-International	Total
Balance as of December 31, 2019	$5,112	859	5,971
Exchange rate fluctuations	—	(13)	(13)
Balance as of March 31, 2020	$5,112	846	5,958
Other intangible assets consisted of the following:

	March 31, 2020			December 31, 2019
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$895	(622)	273	885	(603)	282
Affiliate and customer relationships	2,825	(2,507)	318	2,829	(2,499)	330
Debt origination fees	10	(3)	7	10	(2)	8
Trademarks (indefinite life)	2,878	—	2,878	2,878	—	2,878
	$6,608	(3,132)	3,476	6,602	(3,104)	3,498
The Company recorded amortization expense of $37 million and $38 million for the three months ended March 31, 2020 and 2019, respectively, related to other intangible assets.

As of March 31, 2020, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2020	$127
2021	139
2022	111
2023	65
2024	62
(4) Accrued Liabilities
Accrued liabilities consisted of the following:

(in millions)	March 31, 2020	December 31, 2019
Accounts payable non-trade	$286	369
Allowance for sales returns	149	238
Accrued compensation and benefits	137	112
Other	271	326
	$843	1,045
(5) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following:

(in millions)	March 31, 2020	December 31, 2019
5.125% Senior Secured Notes due 2022	$500	500
4.375% Senior Secured Notes due 2023, net of original issue discount	750	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	600
4.45% Senior Secured Notes due 2025, net of original issue discount	599	599
4.75% Senior Secured Notes due 2027	575	—
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
6.375% Senior Secured Notes due 2067	225	225
6.25% Senior Secured Notes due 2068	500	500
Senior secured credit facility	350	1,105
Finance lease obligations	174	181
Less debt issuance costs, net	(47)	(40)
Total debt and finance lease obligations	4,925	5,119
Less current portion	(17)	(18)
Long-term portion of debt and finance lease obligations	$4,908	5,101
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

4.75% Senior Secured Notes due 2027
On February 4, 2020, QVC completed a registered debt offering for $575 million of the 4.75% Senior Secured Notes due 2027 (the "2027 Notes") at par. Interest on the 2027 Notes will be paid semi-annually in February and August, with payments commencing on August 15, 2020.
Senior Secured Credit Facility
On December 31, 2018, QVC entered into the Fourth Amended and Restated Credit Agreement with Zulily as borrowers (collectively, the “Borrowers”) which is a multi-currency facility that provides for a $2.95 billion revolving credit facility with a $450 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by the Company or Zulily with a $50 million sub-limit for standby letters of credit. The remaining $2.55 billion and any incremental loans may be borrowed only by the Company. Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.75% depending on the Borrowers’ combined ratio of Consolidated Total Debt to Consolidated EBITDA (the “Combined Consolidated Leverage Ratio”). Borrowings that are London Interbank Offered Rate ("LIBOR") loans will bear interest at a per annum rate equal to the applicable LIBOR rate plus a margin that varies between 1.25% and 1.75% depending on the Borrowers’ Combined Consolidated Leverage Ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if Zulily ceases to be controlled by Qurate Retail, all of its loans must be repaid and its letters of credit cash collateralized. The facility matures on December 31, 2023. Payment of loans may be accelerated following certain customary events of default.
QVC had $2.40 billion available under the terms of the Fourth Amended and Restated Credit Agreement as of March 31, 2020, including the portion available under the $400 million tranche that Zulily may also borrow on. The interest rate on the Fourth Amended and Restated Credit Agreement was 2.1% as of March 31, 2020.
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
Interest Rate Swap Arrangements
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP. The swap arrangement expired in June 2019. In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of $4 million as of March 31, 2020, which was included in other long-term liabilities.
On December 31, 2018, QVC entered into a thirteen month interest rate swap arrangement that effectively converted $250 million of its variable rate bank credit facility to a fixed rate of 1.05%, which expired in January of 2020.

Changes in the fair value of the swaps are reflected in losses on financial instruments in the condensed consolidated statements of operations.
Other Debt Related Information
QVC was in compliance with all of its debt covenants as of March 31, 2020.
The weighted average interest rate applicable to all of the outstanding debt (excluding finance leases) prior to amortization of bond discounts and related debt issuance costs was 4.9% as of March 31, 2020.
(6) Leases
The Company has finance lease agreements with transponder and transmitter network suppliers for the right to transmit its signals in the U.S., and Germany. The Company is also party to a finance lease agreement for data processing hardware and a warehouse.
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
The components of lease cost for the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended
(in millions)	March 31, 2020	March 31, 2019
Finance lease cost
Depreciation of leased assets	$5	5
Interest on lease liabilities	2	2
Total finance lease cost	7	7
Operating lease cost	10	6
Total lease cost	$17	13

The remaining weighted-average lease term and the weighted-average discount rate were as follows:

March 31, 2020
Weighted-average remaining lease term (years):
Finance leases	9.1
Operating leases	12.2
Weighted-average discount rate:
Finance leases	5.1%
Operating leases	6.0%
Supplemental balance sheet information related to leases was as follows:

(in millions)	March 31, 2020	December 31, 2019
Operating Leases:
Operating lease right-of-use assets	$208	214
Accrued liabilities	$22	28
Other long-term liabilities	184	190
Total operating lease liabilities	$206	218
Finance Leases:
Property and equipment	$280	282
Accumulated depreciation	(133)	(129)
Property and equipment, net	$147	153
Current portion of debt and finance lease obligations	$17	18
Long-term portion of debt and finance lease obligations	157	163
Total finance lease liabilities	$174	181

Supplemental cash flow information related to leases was as follows:

	Three months ended
(in millions)	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$14	6
Operating cash flows from finance leases	2	2
Financing cash flows from finance leases	5	5
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	3	68
Finance leases	$—	—
Future payments under noncancelable operating leases and finance leases with initial terms of one year or more as of March 31, 2020 consisted of the following:

(in millions)	Finance Leases	Operating leases	Total leases
Remainder of 2020	$19	26	45
2021	25	27	52
2022	25	23	48
2023	24	20	44
2024	23	20	43
Thereafter	108	183	291
Total lease payments	224	299	523
Less: imputed interest	(50)	(93)	(143)
Total lease liabilities	$174	206	380
On October 5, 2018, QVC entered into a lease (“ECDC Lease”) for an East Coast distribution center. The 1.7 million square foot rental building is located in Bethlehem, Pennsylvania and the ECDC Lease has an initial term of 15 years. QVC obtained initial access to a portion of the ECDC Lease during March 2019 and obtained access to the remaining portion during September 2019. In total, QVC recorded a right of use asset of $141 million and an operating lease liability of $131 million relating to the ECDC Lease, with the difference attributable to prepaid rent. QVC is required to pay an initial base rent of $10 million per year, with payments that began in the third quarter of 2019 and increasing to $14 million per year, as well as all real estate taxes and other building operating costs. QVC also has the option to extend the term of the ECDC Lease for up to two consecutive terms of 5 years each and one final term of 4 years.

(7) Revenue

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended March 31, 2020			Three months ended March 31, 2019
(in millions)	QxH	QVC-International	Total	QxH	QVC-International	Total
Home	$681	257	938	682	247	929
Beauty	288	145	433	292	143	435
Apparel	299	101	400	327	112	439
Accessories	212	58	270	221	62	283
Electronics	174	22	196	182	25	207
Jewelry	98	49	147	113	52	165
Other revenue	40	3	43	40	3	43
Total net revenue	$1,792	635	2,427	1,857	644	2,501

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

Revenue Recognition

For the three months ended March 31, 2020 and 2019, revenue is recognized when obligations with our customer are satisfied; generally this occurs at the time of shipment to our customers consistent with when control of the shipped product passes. The recognized revenue reflects the consideration we expect to receive in exchange for transferring goods, net of allowances for returns.

The Company generally recognizes revenue related to the PLCC program over time as the PLCC is used by QVC's customers.

Sales, value add, use and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.

The Company elected to treat shipping and handling activities that occur after the customer obtains control of the goods as a fulfillment cost and not as a promised good or service. Accordingly, the Company accrues the related shipping costs and recognizes revenue upon delivery of the goods to the shipping carrier. In electing this accounting policy, all shipping and handling activities will be treated as fulfillment costs.

The Company generally extends payment terms with its customers of one year or less and elected the practical expedient applicable to such contracts not to consider the time value of money.

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
For the three months ended March 31, 2020 and 2019, the Company recorded a tax provision of $60 million and $74 million, respectively, which represented an effective tax rate of 29.9% and 28.5%, respectively. The 2020 rate differs from the U.S. federal income tax rate of 21% due primarily to state and foreign tax expenses, and a valuation allowance established for excess U.S. foreign tax credits. The 2020 effective tax rate has increased from the prior year primarily due to increases in foreign tax expense and the valuation allowance on foreign tax credits in the current year.
The Company participates in a consolidated federal return filing with Qurate Retail. As of March 31, 2020, the Company's tax years through 2015 are closed for federal income tax purposes, and the Internal Revenue Service (the "IRS") has completed its examination of the Company's 2016 and 2017 tax years. The Company's 2018, 2019 and 2020 tax years are being examined currently as part of the Qurate Retail consolidated return under the IRS's Compliance Assurance Process program. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of March 31, 2020, the Company was under examination in the state of Pennsylvania and certain of the Company's subsidiaries were under examination in Germany and the U.K.
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
The amounts of the tax-related balance payable (receivable) due to (from) Qurate Retail as of March 31, 2020 and December 31, 2019 were $20 million and $(7) million, respectively, and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.

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
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at March 31, 2020 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$242	242	—	—
Long-term liabilities:
Long-term debt excluding finance lease obligations (note 5)	4,068	530	3,538	—
Interest rate swap arrangements (note 5)	4	—	4	—

		Fair value measurements at December 31, 2019 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$272	272	—	—
Interest rate swap arrangements (note 5)	—	—	—	—
Long-term liabilities:
Long-term debt excluding finance lease obligations (note 5)	5,116	760	4,356	—
Interest rate swap arrangements (note 5)	—	—	—	—
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
(11) Information about QVC's Operating Segments
The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as net revenue, Adjusted OIBDA, gross margin, average sales price per unit, number of units shipped and revenue. For segment reporting purposes, the Company defines Adjusted OIBDA, as net revenue less cost of goods sold, operating expenses, and selling, general and administrative expenses (excluding stock-based compensation). The Company believes this measure is an important indicator of the operational strength and performance of its segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking among the Company's businesses and identify strategies to improve performance. This measure of performance excludes depreciation, amortization, stock-based compensation, transaction costs (if any) and impairment loss (if any) that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.

QVC's chief operating decision maker ("CODM") is QVC's Chief Executive Officer. QVC's CODM has ultimate responsibility for enterprise decisions. QVC's CODM determines, in particular, resource allocation for, and monitors performance of, the consolidated enterprise. The segment managers have responsibility for operating decisions, allocating resources and assessing performance within their respective segments. QVC's CODM relies on internal management reporting that analyzes enterprise results and segment results to the Adjusted OIBDA level.
For the three months ended March 31, 2020 and 2019, QVC identified QxH and QVC-International as its two reportable segments. Both operating segments are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the Internet and mobile applications.

Performance measures

	Three months ended March 31,
	2020		2019
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QxH	$1,792	293	1,857	352
QVC-International	635	97	644	101
Consolidated QVC	$2,427	390	2,501	453
Other information

	Three months ended March 31,
	2020		2019
(in millions)	Depreciation	Amortization	Depreciation	Amortization
QxH	$29	68	28	69
QVC-International	14	3	18	3
Consolidated QVC	$43	71	46	72

	March 31, 2020
(in millions)	Total assets	Capital expenditures	Property and equipment, net
QxH	$12,156	35	790
QVC-International	2,145	4	398
Consolidated QVC	$14,301	39	1,188
The following table provides a reconciliation of Adjusted OIBDA to operating income and income before income taxes:

	Three months ended March 31,
(in millions)	2020	2019
Adjusted OIBDA	$390	453
Stock-based compensation	(6)	(9)
Depreciation and amortization	(114)	(118)
Operating Income	270	326
Equity in losses of investee	(1)	—
Losses on financial instruments	(4)	(2)
Interest expense, net	(65)	(61)
Foreign currency gain (loss)	1	(3)
Income before income taxes	$201	260

(12) Other Comprehensive Income
The change in the component of accumulated other comprehensive loss, net of taxes ("AOCL"), is summarized as follows:

(in millions)	Foreign currency translation adjustments	AOCL
Balance as of January 1, 2020	$(144)	(144)
Other comprehensive loss attributable to QVC, Inc. stockholder	(23)	(23)
Balance as of March 31, 2020	(167)	(167)

Balance as of January 1, 2019	$(144)	(144)
Other comprehensive loss attributable to QVC, Inc. stockholder	(6)	(6)
Balance as of March 31, 2019	(150)	(150)
The component of other comprehensive income is reflected in QVC's condensed consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive loss:

(in millions)	Before-tax amount	Tax benefit	Net-of-tax amount
Three months ended March 31, 2020
Foreign currency translation adjustments	$(23)	1	(22)
Other comprehensive loss	(23)	1	(22)

Three months ended March 31, 2019
Foreign currency translation adjustments	$(6)	—	(6)
Other comprehensive loss	(6)	—	(6)
(13) Subsequent Event
QVC declared and paid dividends to Qurate Retail in the amount of $50 million from April 1, 2020 to May 7, 2020.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; COVID-19 (as defined below); capital expenditures; revenue growth; remediation of a material weakness; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; repayment of debt; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	the impact of the novel coronavirus (COVID-19) pandemic and local, state and federal governmental responses to the pandemic on the economy, our customers, our vendors and our businesses generally;

•	customer demand for our products and services and our ability to anticipate customer demand and to adapt to changes in demand;

•	competitor responses to our products and services;

•	increased digital TV penetration and the impact on channel positioning of our programs;

•	the levels of online traffic on our websites and our ability to convert visitors into consumers or contributors;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	our future financial performance, including availability, terms and deployment of capital;

•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;

•	the cost and ability of shipping companies, suppliers and vendors to deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•
changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings;

•	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;

•	domestic and international economic and business conditions and industry trends;

•	changes in tariffs, trade policy and trade relations following the 2016 U.S. presidential election and the United Kingdom ("U.K.")'s exit from the European Union (“Brexit”);

•	consumer spending levels, including the availability and amount of individual consumer debt and customer credit losses;

•	advertising spending levels;

•
changes in distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and Internet Protocol television and their impact on home shopping programming;

•	rapid technological changes;

•	failure to protect the security of personal information, subjecting us to potentially costly government enforcement actions and/or private litigation and reputational damage;

•	the regulatory and competitive environment of the industries in which we operate;

•	threatened terrorist attacks, political unrest in international markets and ongoing military action around the world;

•	fluctuations in foreign currency exchange rates;

•	Natural disasters, public health crises (including COVID-19), political crises, and other catastrophic events or other events outside of our control; and

•	Qurate Retail, Inc.'s ("Qurate Retail") dependence on our cash flow for servicing its debt and for other purposes.
For additional risk factors, please see Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2019.
Overview
QVC, Inc. and its consolidated subsidiaries (unless otherwise indicated or required by the context, the terms "we," "our," "QVC" or the "Company" refer to QVC, Inc. and its consolidated subsidiaries) is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications.
In the United States ("U.S."), our televised shopping programs, including live and recorded content, are distributed across multiple channels nationally on a full-time basis, including QVC, QVC2, QVC3, HSN and HSN2. During the first quarter of 2019, the Company transitioned its televised Beauty iQ channel to QVC 3 and Beauty iQ content was moved to a digital only platform. Our U.S. programming is also available on QVC.com and HSN.com, our "U.S. websites"; applications via streaming video; Facebook Live, Roku, Apple TV, and Amazon Fire; mobile applications; social pages and over-the-air broadcasters.
QVC's digital platforms enable consumers to purchase goods offered on our televised programming, along with a wide assortment of products that are available only on our U.S. websites. QVC.com, HSN.com and our other digital platforms (including our mobile applications, social pages and others) are natural extensions of our business model, allowing customers to engage in our shopping experience wherever they are, with live or on-demand content customized to the device they are using. In addition to offering video content, our U.S. websites allow shoppers to browse, research, compare and perform targeted searches for products, read customer reviews, control the order-entry process and conveniently access their account.
Internationally, QVC's televised shopping programs, including live and recorded content, are distributed to households outside of the U.S., primarily in Germany, Austria, Japan, the U.K., the Republic of Ireland and Italy. In some of the countries where QVC operates, QVC's televised shopping programs are distributed across multiple QVC channels: QVC Style and QVC2 in Germany and QVC Beauty, QVC Extra and QVC Style in the U.K. Similar to the U.S., our international businesses also engage customers via websites, mobile applications, and social pages. Our international business employs product sourcing teams who select products tailored to the interests of each local market.

The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the three months ended March 31, 2020 and 2019, QVC-Japan paid dividends to Mitsui of $15 million and $22 million, respectively.

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
The Company is an indirect wholly-owned subsidiary of Qurate Retail (Nasdaq: QRTEA and QRTEB), which owns interests in a broad range of digital commerce businesses, including Qurate Retail's other wholly-owned subsidiaries Zulily, LLC ("Zulily") and Cornerstone Brands, Inc. ("CBI"), as well as other minority investments. QVC is part of the Qurate Retail Group ("QRG"), formerly QVC Group, a portfolio of brands including QVC, HSN, Inc. ("HSN"), Zulily and CBI.
During each of the three months ended March 31, 2020 and 2019, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. QVC allocated expenses of $2 million to Zulily for each of the three months ended March 31, 2020 and 2019. Zulily allocated expenses of $3 million and $2 million to QVC for the three months ended March 31, 2020 and 2019, respectively.
During the three months ended March 31, 2020 and 2019, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $6 million and $5 million to CBI for the three months ended March 31, 2020 and 2019, respectively. CBI allocated expenses of $1 million to QVC for each of the three months ended March 31, 2020 and 2019. CBI also repaid a $29 million note receivable to QVC during the three months ended March 31, 2019.
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
QVC's future net revenue growth will primarily depend on sales growth from e-commerce, mobile platforms, and applications via streaming video, additions of new customers from households already receiving QVC's televised programming and increased spending from existing customers. QVC's future net revenue may also be affected by (i) the willingness of cable television and direct-to-home satellite system operators to continue carrying QVC's programming service; (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult due to governmental action or from distributors converting analog customers to digital; (iii) changes in television viewing habits because of personal video recorders, video-on-demand and Internet video services; (iv) QVC's ability to source new and compelling products and (v) general economic conditions.
The current economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. Global financial markets have recently experienced disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including Japan and Europe, continues to be uncertain, our customers may respond by suspending, delaying or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Such weak economic conditions may also inhibit our expansion into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects.

The Brexit process and negotiations have created political and economic uncertainty, particularly in the U.K. and the E.U., and this uncertainty may last for years. On June 23, 2016, the U.K. held a referendum in which voters approved, on an advisory basis, an exit from the E.U. The U.K. formally left the E.U. on January 31, 2020. This has resulted in a transition period during which the E.U.-U.K. trade relationship will not change, and the U.K. will remain part of the E.U. Customs Union and Single Market, subject to all E.U. trade law. During the transition period, the E.U. and the U.K. will negotiate their new economic and security relationship, including a new agreement on trade. The transition will last until December 31, 2020, which can be extended for up to two years if the E.U. and the U.K. agree to do so. However, at present, the U.K. government’s stated intention is not to seek or agree to an extension. A “no deal” outcome on trade remains a possibility if the E.U. and the U.K. fail to conclude a new trade agreement before December 31, 2020 and the transition period is not extended. In that case, with effect from January 1, 2021, the basis for E.U.-U.K. trade would automatically default to World Trade Organization terms. The potential impacts, if any, of the considerable uncertainty relating to Brexit or the resulting terms of the new economic and security relationship between the U.K. and the E.U. on the free movement of goods, services, people and capital between the U.K. and the E.U., customer behavior, economic conditions, interest rates, currency exchange rates, availability of capital or other matters are unclear. Our business could be affected with respect to these matters during this period of uncertainty, and perhaps longer, depending on the resulting terms. In particular, our business could be negatively affected by new trade agreements between the U.K. and other countries, including the U.S., and by the possible imposition of trade or other regulatory barriers in the U.K. which could result in shipping delays and the shortage of products sold by our business. Additionally, the U.K. economy and consumer demand in the U.K., including for our products, could be negatively impacted. Further, various geopolitical forces related to Brexit may impact the global economy, the European economy and our business, including, for example, due to other E.U. member states where we have operations proposing referendums to, or electing to, exit the E.U. These possible negative impacts, and others resulting from the U.K.’s withdrawal from the E.U., may adversely affect our operating results.

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

On January 23, 2017, the President of the United States signed a presidential memorandum to withdraw the U.S. from the Trans-Pacific Partnership. On October 1, 2018, the U.S., Mexico and Canada agreed to the terms of the United States-Mexico-Canada Agreement (the "USMCA"), a successor to the North American Free Trade Agreement ("NAFTA"), which will impact imports and exports among those countries. The countries agreed to a revised version of the USMCA on December 10, 2019, which has been ratified by all countries as of March 2020. These and other proposed actions, if implemented, could adversely affect our business because we sell imported products.

In December 2019, the COVID-19 pandemic was reported to have surfaced in Wuhan, China and has subsequently spread across the globe, including all of the countries in which QVC operates. As a result of the spread of the virus, most local governmental agencies have imposed travel restrictions and imposed local quarantines or stay at home restrictions to contain the spread, which has caused a significant disruption to most sectors of the economy. Through the date of this quarterly filing, in response to these stay at home restrictions, QVC has mandated that all non-essential employees work from home and has reduced the number of employees who are allowed on its production set and has implemented increased cleaning protocols, social distancing measures and temperature screenings for those employees who enter into certain facilities. We have also mandated that all essential employees who do not feel comfortable coming to work will not be required to do so. As a result of these resource constraints, QVC has reverted to pre-recorded programming on some of its secondary channels and has experienced some delays in shipping at certain fulfillment centers. In certain markets, QVC has temporarily increased the wages and salaries for those employees deemed essential who do not have the ability to work from home, including production and fulfillment center employees. QVC believes this could have a negative impact to future financial results, depending on how long the pandemic persists. While we do not currently have a plan in place for a significant workforce or compensation reduction as a result of COVID-19, the inability to control the spread of COVID-19, or the expansion or extension of these stay at home restrictions could significantly alter those plans in the future.

The stay at home restrictions imposed in response to COVID-19 required many traditional brick and mortar retailers to temporarily close their stores, but allowed distance retailers, including QVC, to continue operating. As a result, at the end of March, we observed an increase in new customers and an increase in demand for certain lower margin categories, such as home and electronics, and a decrease in demand for higher margin categories, such as apparel. We have continued to offer our installment payment option and, as an accommodation to our customers, we have extended our return policy.
As a result, for the three months ended March 31, 2020, management has increased the amounts of certain estimated reserves including, but not limited to, uncollectible receivables in anticipation of higher defaults by customers billed through our installment payment option, inventory obsolescence due to decreased demand for certain categories, such as apparel, and sales returns due to our extended return policy.
In addition, there are several potential adverse impacts of COVID-19 that could cause a material negative impact to the Company’s financial results, including its capital and liquidity, for the remainder of 2020 and beyond. These include governmental restrictions on QVC’s ability to continue to operate under stay at home restrictions and produce content; reduced demand for products we sell; decreases in the disposable income of existing and potential new customers; higher unemployment; labor shortages; and an adverse impact to our supply chain and shipping disruptions for both the products we import and purchase domestically and the products we sell, including essential products experiencing higher demand, due to factory closures, labor shortages and other resource constraints. While the impact is currently uncertain, the inability to control the spread of COVID-19 could cause any one of these adverse impacts, or combination of adverse impacts, to have a material impact on our financial results.
Results of Operations
QVC's operating results were as follows:

	Three months ended March 31,
(in millions)	2020	2019
Net revenue	$2,427	2,501
Operating costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization shown separately below)	1,584	1,610
Operating	177	177
Selling, general and administrative, excluding stock-based compensation	276	261
Adjusted OIBDA (defined below)	390	453
Stock-based compensation	6	9
Depreciation	43	46
Amortization	71	72
Operating income	270	326
Other (expense) income:
Equity in losses of investee	(1)	—
Losses on financial instruments	(4)	(2)
Interest expense, net	(65)	(61)
Foreign currency gain (loss)	1	(3)
	(69)	(66)
Income before income taxes	201	260
Income tax expense	(60)	(74)
Net income	141	186
Less net income attributable to the noncontrolling interest	(12)	(10)
Net income attributable to QVC, Inc. stockholder	$129	176

Net revenue
Net revenue by segment was as follows:

	Three months ended March 31,
(in millions)	2020	2019
QxH	$1,792	1,857
QVC-International	635	644
Consolidated QVC	$2,427	2,501
QVC's consolidated net revenue decreased 3.0% for the three months ended March 31, 2020 as compared to the corresponding period in the prior year. The three month decrease in net revenue is primarily due to a 3.1% decrease in units sold, an $11 million decrease in shipping and handling revenue, $7 million in unfavorable foreign exchange rates across all markets and a slight decrease in average selling price per unit ("ASP"), which was partially offset by a $34 million decrease in estimated product returns, primarily driven by QxH.
During the three months ended March 31, 2020 and 2019, the changes in revenue and expenses were affected by changes in the exchange rates for the U.K. Pound Sterling, the Euro and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
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
The percentage change in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended March 31, 2020
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	(3.5)%	—%	(3.5)%
QVC-International	(1.4)%	(1.0)%	(0.4)%
QxH net revenue decrease for the three months ended March 31, 2020 was primarily due to a 2.9% decrease in units sold, a 1.1% decrease in ASP and a $9 million decline in shipping and handling revenue. QxH experienced shipped sales decline in all categories. The net revenue decrease was partially offset by a decrease in estimated product returns of $30 million due to the decreased sales volume and a shift in product mix to home, partially offset by an increase in return estimates due to COVID-19 as we have extended our return policy.
QVC-International net revenue decline in constant currency was primarily due to a 3.5% decrease in units sold, driven by declines in Germany, the U.K. and Italy partially offset by an increase in Japan. This decrease was offset by a 3.1% increase in ASP, driven by an increase in ASP in all markets except for the U.K., and a $4 million decrease in estimated product returns primarily in the U.K. and Germany. QVC-International experienced shipped sales decline in constant currency in apparel, accessories and jewelry partially offset by an increase in home.
Cost of goods sold (excluding depreciation and amortization)
QVC's cost of goods sold as a percentage of net revenue was 65.3% and 64.4% for the three months ended March 31, 2020 and 2019, respectively. The increase in cost of goods sold as a percentage of revenue is primarily due to higher fulfillment costs, including the new fulfillment center in Bethlehem, Pennsylvania, higher personnel expenses and higher freight costs at QxH.

Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses remained relatively flat across all markets for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.
Selling, general and administrative expenses (excluding stock-based compensation)
QVC's selling, general, and administrative expenses (excluding stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, and marketing and advertising expenses. Such expenses increased $15 million, and as a percentage of net revenue, increased from 10.4% to 11.4% for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.
For the three months ended March 31, 2020, the increase was primarily due to an $8 million increase in estimated credit losses as we increased our historical loss percentage as a result of COVID-19 across most markets, a $4 million increase in online marketing primarily in QxH and a $3 million increase in outside services primarily in QxH and Japan.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $6 million and $9 million of stock-based compensation expense for the three months ended March 31, 2020 and 2019, respectively. The decrease in stock compensation expense is primarily related to certain officers not reaching performance targets for restricted stock units.
Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended March 31,
(in millions)	2020	2019
Affiliate agreements	$1	1
Customer relationships	12	12
Other technology	4	4
Acquisition related amortization	17	17
Property and equipment	43	46
Software amortization	21	22
Channel placement amortization and related expenses	33	33
Total depreciation and amortization	$114	118
Equity in losses of investee
The loss that was associated with our joint venture in China is accounted for as an equity method investment.
Interest expense, net
For the three months ended March 31, 2020, consolidated interest expense, net increased $4 million or 7% as compared to the corresponding period in the prior year. The increase is primarily related to refinancing our borrowings on our senior secured credit facility with newly issued senior secured notes, which have higher interest rates.

Foreign currency gain (loss)
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. For the three months ended March 31, 2020, the change in foreign currency loss was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.

Income taxes
Our effective tax rate was 29.9% and 28.5% for the three months ended March 31, 2020 and 2019, respectively. The 2020 rate differs from the U.S. federal income tax rate of 21% due primarily to state and foreign tax expenses, and valuation allowances established for excess U.S. foreign tax credits. The 2020 effective tax rate has increased from the prior year primarily due to increases in foreign tax expense and the valuation allowance on foreign tax credits in the current year.
Adjusted Operating Income before Depreciation and Amortization (Adjusted OIBDA)
To provide investors with additional information regarding our financial statements, we disclose Adjusted OIBDA, which is a non-GAAP measure. QVC defines Adjusted OIBDA as operating income plus depreciation and amortization, stock-based compensation, transaction related costs (if any) and impairment loss (if any). QVC's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate the businesses and make decisions about allocating resources among the businesses. QVC believes that this is an important indicator of the operational strength and performance of the segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows QVC to view operating results, perform analytical comparisons and perform benchmarking among its businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S generally accepted accounting principles (" U.S. GAAP").
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

	Three months ended March 31,
(in millions)	2020	2019
Operating income	$270	326
Depreciation and amortization	114	118
Stock-based compensation	6	9
Adjusted OIBDA	$390	453
QVC Adjusted OIBDA decreased by $63 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease is comprised of a $59 million decrease in QxH and a $4 million decrease in QVC-International, which was partially impacted due to the closure of operations in France in 2019. There were no Adjusted OIBDA losses related to France for the three months ended March 31, 2020 and Adjusted OIBDA losses were $4 million for the three months ended March 31, 2019.
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

As of March 31, 2020, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
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
4.75% Senior Secured Notes due 2027
On February 4, 2020, QVC completed a registered debt offering for $575 million of the 2027 Notes at par. The proceeds were used to partially prepay existing indebtedness under QVC's senior secured credit facility. Interest on the 2027 Notes will be paid semi-annually in February and August, with payments commencing on August 15, 2020.
Senior Secured Credit Facility
On December 31, 2018, QVC entered into the Fourth Amended and Restated Credit Agreement with Zulily as borrowers (collectively, the “Borrowers”) which is a multi-currency facility that provides for a $2.95 billion revolving credit facility with a $450 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by the Company or Zulily with an additional $50 million sub-limit for standby letters of credit. The remaining $2.55 billion and any incremental loans may be borrowed only by the Company. Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.75% depending on the Borrowers’ combined ratio of Consolidated Total Debt to Consolidated EBITDA for the most recent four fiscal quarter period (the “Combined Consolidated Leverage Ratio”). Borrowings that are London Interbank Offered Rate ("LIBOR") loans will bear interest at a per annum rate equal to the applicable LIBOR rate plus a margin that varies between 1.25% and 1.75% depending on the Borrowers’ Combined Consolidated Leverage Ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if Zulily ceases to be controlled by Qurate Retail, all of its loans must be repaid and its letters of credit cash collateralized. The facility matures on December 31, 2023. Payment of loans may be accelerated following certain customary events of default.
QVC had $2.40 billion available under the terms of the Fourth Amended and Restated Credit Agreement as of March 31, 2020, including the portion available under the $400 million tranche that Zulily may also borrow on. The interest rate on the Fourth Amended and Restated Credit Agreement was 2.1% as of March 31, 2020.
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

Parent Issuer and Subsidiary Guarantor Summarized Financial Information
The following information contains the summarized financial information for the combined parent (QVC, Inc.) and subsidiary guarantors (Affiliate Relations Holdings, Inc.; Affiliate Investment, Inc.; AMI 2, Inc.; ER Marks, Inc.; QVC Rocky Mount, Inc.; QVC San Antonio, LLC; QVC Global Holdings I, Inc.; QVC Global Holdings II, Inc.; QVC Deutschland GP, Inc.; HSN, Inc; HSNi, LLC; HSN Holding LLC; AST Sub, Inc.; Home Shopping Network En Espanol, L.P.; Home Shopping Network En Espanol, L.L.C; H.O.T. Networks Holdings (Delaware) LLC; HSN of Nevada LLC; Ingenious Designs LLC; NLG Merger Corp.; Ventana Television, Inc.; and Ventana Television Holdings, Inc.) pursuant to Rules 3-10, 13-01 and 13-02 of Regulation S-X.
This consolidated summarized financial information has been prepared from the Company's financial information on the same basis of accounting as the Company's consolidated financial statements. Transactions between the parent and subsidiary guarantors presented on a combined basis have been eliminated. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, such as management fees, royalty revenue and expense, interest income and expense and gains on intercompany asset transfers. Goodwill and other intangible assets have been allocated to the subsidiaries based on management’s estimates. Certain costs have been partially allocated to all of the subsidiaries of the Company.
The subsidiary guarantors are 100% owned by the Company. All guarantees are full and unconditional and are joint and several. There are no significant restrictions on the ability of the Company to obtain funds from its U.S. subsidiaries, including the guarantors, by dividend or loan.
Summarized financial information for the year-to-date interim period and the most recent annual period was as follows:

Combined Parent-QVC, Inc. and Subsidiary Guarantors
March 31, 2020
Current assets	$2,377
Intercompany receivable from non-guarantor subsidiaries	1,128
Noncurrent assets	9,211
Current liabilities	1,018
Noncurrent liabilities	5,651

Combined Parent-QVC, Inc. and Subsidiary Guarantors
December 31, 2019
Current assets	$2,809
Intercompany receivable from non-guarantor subsidiaries	1,175
Noncurrent assets	9,276
Current liabilities	1,374
Noncurrent liabilities	5,837

Combined Parent-QVC, Inc. and Subsidiary Guarantors
March 31, 2020
Net revenue	$2,014
Net revenue less cost of goods sold	834
Income before taxes	162
Net income	141
Net income attributable to QVC, Inc. Stockholder	129

Combined Parent-QVC, Inc. and Subsidiary Guarantors
December 31, 2019
Net revenue	$9,328
Net revenue less cost of goods sold	3,858
Income before taxes	876
Net income	817
Net income attributable to QVC, Inc. Stockholder	767
Other Debt Related Information
QVC was in compliance with all of its debt covenants as of March 31, 2020.
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
Interest Rate Swap Arrangements
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP. The swap arrangement expired in June 2019. In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of $4 million as of March 31, 2020, which was included in other long-term liabilities.
On December 31, 2018, QVC entered into a thirteen month interest rate swap arrangement that effectively converted $250 million of its variable rate bank credit facility to a fixed rate of 1.05%, which expired in January of 2020.

Additional Cash Flow Information
During the three months ended March 31, 2020, QVC's primary uses of cash were $872 million of principal payments on debt and finance lease obligations, $122 million of dividends to Qurate Retail, $40 million of capital and television distribution rights expenditures and $15 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $575 million of proceeds from issuance of senior secured notes, $310 million of cash provided by operating activities and $112 million of principal borrowings from the senior secured credit facility. As of March 31, 2020, QVC's cash, cash equivalents and restricted cash balance was $505 million.

During the three months ended March 31, 2019, QVC's primary uses of cash were $563 million of principal payments on debt and finance lease obligations, $354 million of dividends to Qurate Retail, $106 million of capital and television distribution rights expenditures and $22 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $663 million of principal borrowings from the senior secured credit facility and $267 million of cash provided by operating activities. As of March 31, 2019, QVC's cash, cash equivalents balance and restricted cash was $446 million.
The change in cash provided by operating activities for the three months ended March 31, 2020 compared to the previous year was primarily due to changes in working capital offset by lower net income. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
As of March 31, 2020, $234 million of the $505 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 72% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
Other
Capital expenditures in 2020 are expected to be between $230 to $260 million, including $39 million already expended for the three months ended March 31, 2020. This range of annual spend includes a planned reduction of capital spending as a result of COVID-19.
Refer to the chart under the "Off-balance Sheet Arrangements and Aggregate Contractual Obligations" section below for additional information concerning the amount and timing of expected future payments under QVC's contractual obligations as of March 31, 2020.
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

Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations as of March 31, 2020 is summarized below:

	Payments due by period
(in millions)	Remainder of 2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt (1)	$—	—	500	1,100	600	2,600	4,800
Interest payments (2)	150	241	240	200	154	2,617	3,602
Finance lease obligations (including imputed interest)	19	25	25	24	23	108	224
Operating lease obligations	26	27	23	20	20	183	299
(1) Amounts exclude Finance lease obligations and the issue discounts on the 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
(2) Amounts (i) are based on the terms of QVC's senior secured credit facility and senior secured notes, (ii) assumes the interest rates on the floating rate debt remain constant at the rates in effect as of March 31, 2020, (iii) assumes that our existing debt is repaid at maturity and (iv) excludes finance lease obligations.
Adoption of new accounting pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-15, Intangibles- Goodwill and Other- Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company prospectively adopted this new standard as of January 1, 2020 and it did not have a material impact on its consolidated financial statements.

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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt as of March 31, 2020:

(in millions, except percentages)	Remainder of 2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Fixed rate debt (1) (2)	$—	—	500	750	600	2,600	4,450	3,717
Weighted average interest rate on fixed rate debt	—%	—%	5.1%	4.4%	4.9%	5.4%	5.1%	N/A
Variable rate debt (2)	$—	—	—	350	—	—	350	350
Average interest rate on variable rate debt	—%	—%	—%	2.1%	—%	—%	2.1%	N/A
(1) Amounts exclude finance lease obligations and the issue discounts on the 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
(2) Amounts exclude impact related to interest rate swaps, which are discussed further below.
N/A - Not applicable.
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP. The swap arrangement expired in June 2019. In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of $4 million as of March 31, 2020, which was included in other long-term liabilities.

On December 31, 2018, QVC entered into a thirteen month interest rate swap arrangement that effectively converted $250 million of its variable rate bank credit facility to a fixed rate of 1.05%, which expired in January of 2020.

Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three months ended March 31, 2020 would have been impacted by approximately $1 million for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The Fourth Amended and Restated Credit Agreement provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of March 31, 2020, no borrowings in foreign currencies were outstanding.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2020 because of the material weakness in our internal control over financial reporting as discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2019. Management has continued to monitor the implementation of the remediation plan described in our Annual Report on Form 10-K for the year ended December 31, 2019, as described below.

Changes in Internal Control Over Financial Reporting
During the first quarter of 2020, we continued to assess Information Technology system related risks and implement control improvements to alleviate the noted control deficiencies. Other than these items, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

In response to the material weakness identified in Management’s Report on Internal Control Over Financial Reporting as set forth in Part II, Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2019, the Company developed a plan with oversight from the Audit Committee of the Board of Directors of Qurate Retail to remediate the material weakness. The remediation efforts include the following:

•	Ensure user access is appropriately restricted to the IT systems in Germany that contributed to the material weakness

•	Continue to assess the risks in and around IT systems that could impact internal controls over financial reporting

•	Enhance design and/or operating effectiveness of control activities to address identified risks

The Company has appropriately restricted access to the affected IT systems in Germany and has implemented annual and ongoing processes to assess and address risk in the IT environment. However, because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of the material weakness will require on-going risk assessments and control improvements to mitigate risks identified. We expect to conclude the effective remediation of the material weakness prior to the end of 2020.

PART II

Item 1A. Risk Factors
Except as discussed below, there have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2019.

Natural disasters, public health crises (including COVID-19), political crises, and other catastrophic events or other events outside of our control may damage our facilities or the facilities of third parties on which we depend, and could impact consumer spending
Our corporate headquarters and operations center are located in West Chester, Pennsylvania, and we also operate regional headquarters and administrative offices, distribution centers and call centers worldwide. If any of these facilities or the facilities of our vendors or third-party service providers are affected by natural disasters (such as earthquakes, tsunamis, power shortages or outages, floods or monsoons), public health crises (such as pandemics and epidemics), political crises (such as terrorism, war, political instability or other conflict), or other events outside of our control, our business, financial condition and results of operations could be materially adversely affected. In addition, any of these events occurring at our or our vendors’ facilities also could impact our reputation and our customers’ perception of the products we sell, and adversely affect our business, financial condition and results of operations. Moreover, these types of events could negatively impact consumer spending in the impacted regions or depending upon the severity, globally, which could adversely impact our business, financial condition and results of operations.

For example, in December 2019, a novel coronavirus, COVID-19, was reported to have surfaced in Wuhan, China and has subsequently spread across the world, including to countries in which QVC operates. As a result of the spread of COVID-19, most local, state and federal governmental agencies have imposed travel restrictions and local quarantines or stay at home restrictions to contain the spread, which has caused a significant disruption to the global economy. In response to these restrictions and in an effort to minimize the risk of COVID-19 to our employees and the communities in which we operate, we mandated that all non-essential employees work from home and reduced the number of employees who are allowed on our production sets. We have also reverted to pre-recorded programming on some of our secondary channels. As a result, our ability to create new content has decreased, and we have had to limit the number of products we are able to promote on air. Our programming could be further disrupted if any of our essential employees were suspected or confirmed of having COVID-19 or other illnesses and such illness required us to quarantine some or all such employees or disinfect our locations. In certain markets, we have temporarily increased the wages and salaries for those employees deemed essential who do not have the ability to work from home, including production and fulfillment center employees, resulting in additional costs to our company.
Government restrictions may also have an adverse impact on our supply chain due to factory closures and labor shortages, resulting in shipping delays and other resource constraints related to the products we import and those we produce domestically. As a result, our manufacturers and vendors may be unable to produce and deliver the products we sell, either on a timely basis or at all. Additionally, these factory closures and labor shortages may result in our manufacturers and vendors experiencing financial difficulties, including bankruptcy, or otherwise ceasing to do business with us. The inability of manufacturers and vendors to meet our supply needs in a timely manner, or at all, could cause delays to delivery dates to our customers, which could result in the cancellation of orders, customers’ refusal to accept deliveries, a reduction in purchase prices and ultimately, termination of customer relationships. While we believe we can manage our exposure to these risks, we cannot be certain that we will be able to identify alternative sources for our products without delay or without greater cost to us. Although we are assessing the impact of these and other macroeconomic trends related to the pandemic, the extent to which COVID-19 impacts our results and financial condition will depend on future developments, such as any new information that may emerge concerning the severity of COVID-19 and the actions to contain and treat its impacts, among others. There can be no assurance that we will be able to accurately predict or plan for any long term effects on our business, and thus the ultimate impact of the pandemic on our business, financial condition and result of operations remains uncertain.
These government restrictions, including stay at home restrictions, as well as the various actions we have taken in response to COVID-19, may adversely impact our ability to comply with various legal and contractual obligations and may expose us to increased litigation, including labor and employment claims, breach of contract claims and consumer claims by our customers. Our insurance coverage may not be applicable to, or sufficient to cover, all claims, costs, and damages we may incur as a result of these COVID-19 related claims, which would result in our bearing these costs and which could have a material adverse effect on our business, financial condition and results of operations.

In addition, as a result of the stay at home restrictions, many traditional brick and mortar retailers have temporarily closed their stores, but allowed distance retailers, such as QVC, to continue operating. As a result, QVC has experienced an increase in new customers and an increase in demand for certain categories, such as home and electronics, which are typically available for purchase using QVC’s installment payment options. However, QVC may not be able to retain these new customers after the pandemic subsides and any increases in demand in our product categories during the pandemic may be temporary. In addition, because of these unusual market conditions and increasing levels of unemployment, as well as general uncertainty about future market conditions in the event that these stay at home restrictions are extended or expanded, QVC has increased its bad debt reserve to reflect an assumed rate of default that is higher than its historical experience. To the extent that QVC experiences default rates in excess of these higher bad debt reserves, our results of operations could be negatively impacted. Further, we cannot predict the extent to which customers will use QxH’s private label credit cards, nor the extent to which they will make payments on their outstanding balances during the duration of the pandemic. As QVC receives a portion of the net economics from the credit card program, the ability of customers to make payments on their outstanding balances due to circumstances related to the pandemic could result in reduced private label credit card income from the financial institution providing the revolving credit to our customers.
To the extent the COVID-19 pandemic adversely affects our business, financial conditions and results of operations, it may also have the effect of heightening many of the other risks described in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019, such as those relating to our substantial level of indebtedness, changes in consumer demand, preferences and shopping patterns, matters relating to internal controls over financial reporting, cybersecurity and privacy and general business continuity and our ability to generate sufficient cash to service our debt obligations.

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

4.2	Form of 4.75% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.3 to the February 2020 Form 8-K).
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32.1	Section 1350 Certification**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*
*Filed herewith.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QVC, Inc.

Date: May 7, 2020	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2020	By:/s/ JEFFREY A. DAVIS
Jeffrey A. Davis
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-4