Form 10-Q
period 2020-06-30
QVC INC
filed 2020-08-10
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-38654
QVC, Inc.
(Exact name of Registrant as specified in its charter)
State of Delaware 23-2414041
(State or other jurisdiction of (I.R.S. Employer Identification incorporation or organization) Number)
1200 Wilson Drive
West Chester, Pennsylvania 19380
(Address of principal executive offices) (Zip Code)

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company  Emerging growth
☐ company ☐

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

QVC, Inc.
2020 QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(in millions, except share amounts)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$795	561
Restricted cash	8	8
Accounts receivable, less allowance for credit losses of $142 at June 30, 2020 and $123 at December 31, 2019	1,288	1,813
Inventories	1,117	1,214
Prepaid expenses and other current assets	177	184
Total current assets	3,385	3,780
Property and equipment, net of accumulated depreciation of $1,426 at June 30, 2020 and $1,338 at December 31, 2019	1,169	1,215
Operating lease right-of-use assets (note 6)	218	214
Television distribution rights, net (note 2)	82	140
Goodwill (note 3)	5,969	5,971
Other intangible assets, net (note 3)	3,459	3,498
Other noncurrent assets	103	109
Total assets	$14,385	14,927
Liabilities and equity
Current liabilities:
Current portion of debt and finance lease obligations (note 5)	$18	18
Accounts payable-trade	787	913
Accrued liabilities (note 4)	1,084	1,045
Total current liabilities	1,889	1,976
Long-term portion of debt and finance lease obligations (note 5)	4,557	5,101
Deferred income taxes (note 8)	723	724
Other long-term liabilities	326	322
Total liabilities	7,495	8,123
Commitments and contingencies (note 9)
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	9,224	9,208
Accumulated deficit	(2,312)	(2,390)
Accumulated other comprehensive loss	(150)	(144)
Total QVC, Inc. stockholder's equity	6,762	6,674
Noncontrolling interest	128	130
Total equity	6,890	6,804
Total liabilities and equity	$14,385	14,927

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Net revenue	$2,723	2,514	5,150	5,015
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,735	1,578	3,319	3,188
Operating	187	179	364	356
Selling, general and administrative, including transaction related costs and stock-based compensation	304	268	586	538
Depreciation	43	54	86	100
Amortization	73	70	144	142
	2,342	2,149	4,499	4,324
Operating income	381	365	651	691
Other expense:
Equity in losses of investee	(1)	(1)	(2)	(1)
Losses on financial instruments	—	(1)	(4)	(3)
Interest expense, net	(64)	(60)	(129)	(121)
Foreign currency gain (loss)	1	—	2	(3)
	(64)	(62)	(133)	(128)
Income before income taxes	317	303	518	563
Income tax expense	(92)	(85)	(152)	(159)
Net income	225	218	366	404
Less net income attributable to the noncontrolling interest	(14)	(12)	(26)	(22)
Net income attributable to QVC, Inc. stockholder	$211	206	340	382

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Net income	$225	218	366	404
Foreign currency translation adjustments, net of tax	18	14	(4)	8
Total comprehensive income	243	232	362	412
Comprehensive income attributable to noncontrolling interest	(15)	(15)	(28)	(25)
Comprehensive income attributable to QVC, Inc. stockholder	$228	217	334	387

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
(in millions)	2020	2019
Operating activities:
Net income	$366	404
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of investee	2	1
Deferred income taxes	—	(9)
Foreign currency (gain) loss	(2)	3
Depreciation	86	100
Amortization	144	142
Change in fair value of financial instruments and noncash interest	8	7
Stock-based compensation	16	20
Change in other long-term liabilities	3	(6)
Other non-cash charges, net	20	5
Change in operating assets and liabilities
Decrease in accounts receivable	525	539
Decrease (increase) in inventories	96	(22)
Decrease in prepaid expenses and other current assets	9	41
Decrease in accounts payable-trade	(124)	(282)
Increase (decrease) in accrued liabilities and other	30	(244)
Net cash provided by operating activities	1,179	699
Investing activities:
Capital expenditures	(92)	(153)
Expenditures for television distribution rights	(10)	(124)
Changes in other noncurrent assets	—	(13)
Other investing activities	—	29
Net cash used in investing activities	(102)	(261)
Financing activities:
Principal payments of debt and finance lease obligations	(1,226)	(1,425)
Principal borrowings of debt from senior secured credit facility	112	1,795
Principal repayment of senior secured notes	—	(400)
Proceeds from issuance of senior secured notes	575	—
Payment of debt origination fees	(8)	—
Dividends paid to Qurate Retail, Inc.	(262)	(469)
Dividends paid to noncontrolling interest	(30)	(28)
Other financing activities	(1)	(4)
Net cash used in financing activities	(840)	(531)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(3)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	234	(92)
Cash, cash equivalents and restricted cash, beginning of period	569	550
Cash, cash equivalents and restricted cash, end of period	$803	458

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2018	1	$—	9,123	(2,269)	(144)	119	6,829
Net income	—	—	—	382	—	22	404
Foreign currency translation adjustments, net of tax	—	—	—	—	5	3	8
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(469)	—	(28)	(497)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(17)	—	—	(17)
Withholding taxes on net share settlements of stock-based compensation	—	—	(4)	—	—	—	(4)
Stock-based compensation	—	—	20	—	—	—	20
Balance, June 30, 2019	1	$—	9,139	(2,373)	(139)	116	6,743

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, March 31, 2019	1	$—	9,129	(2,447)	(150)	107	6,639
Net income	—	—	—	206	—	12	218
Foreign currency translation adjustments, net of tax	—	—	—	—	11	3	14
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(115)	—	(6)	(121)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(17)	—	—	(17)
Withholding taxes on net share settlements of stock-based compensation	—	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	11	—	—	—	11
Balance, June 30, 2019	1	$—	9,139	(2,373)	(139)	116	6,743

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2019	1	$—	9,208	(2,390)	(144)	130	6,804
Net income	—	—	—	340	—	26	366
Foreign currency translation adjustments, net of tax	—	—	—	—	(6)	2	(4)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(262)	—	(30)	(292)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	—	—	—	—
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—
Stock-based compensation	—	—	16	—	—	—	16
Balance, June 30, 2020	1	$—	9,224	(2,312)	(150)	128	6,890

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, March 31, 2020	1	$—	9,213	(2,381)	(167)	128	6,793
Net income	—	—	—	211	—	14	225
Foreign currency translation adjustments, net of tax	—	—	—	—	17	1	18
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(140)	—	(15)	(155)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(2)	—	—	(2)
Withholding taxes on net share settlements of stock-based compensation	—	—	1	—	—	—	1
Stock-based compensation	—	—	10	—	—	—	10
Balance, June 30, 2020	1	$—	9,224	(2,312)	(150)	128	6,890

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
In the United States ("U.S."), QVC's televised shopping programs, including live and recorded content, are distributed across multiple channels nationally on a full-time basis, including QVC, QVC2, QVC3, HSN and HSN2. During the first quarter of 2019, the Company transitioned its televised Beauty iQ channel to QVC3 and Beauty iQ content was moved to a digital only platform. The Company's U.S. programming is also available on QVC.com and HSN.com, QVC's "U.S. websites"; applications via streaming video; Facebook Live, Roku, Apple TV, and Amazon Fire; mobile applications; social pages and over-the-air broadcasters.
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
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the six months ended June 30, 2020 and 2019, QVC-Japan paid dividends to Mitsui of $30 million and $28 million, respectively.
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
The Company is an indirect wholly-owned subsidiary of Qurate Retail, Inc. ("Qurate Retail") (Nasdaq: QRTEA and QRTEB), which owns interests in a broad range of digital commerce businesses, including Qurate Retail's other wholly-owned subsidiaries Zulily, LLC ("Zulily") and Cornerstone Brands, Inc. ("CBI"), as well as other minority investments. QVC is part of the Qurate Retail Group, formerly QVC Group, a portfolio of brands including QVC, HSN, Inc. ("HSN"), Zulily and CBI.
During each of the six months ended June 30, 2020 and 2019, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. QVC allocated expenses of $4 million to Zulily for each of the six months ended June 30, 2020 and 2019. Zulily allocated expenses of $5 million and $4 million to QVC for the six months ended June 30, 2020 and 2019, respectively.
During each of the six months ended June 30, 2020 and 2019, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $11 million to CBI for each of the six months ended June 30, 2020 and 2019. CBI allocated expenses of $1 million to QVC for each of the six months ended June 30, 2020 and 2019. CBI also repaid a $29 million note receivable to QVC during the six months ended June 30, 2019.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
In December 2019, a new coronavirus disease ("COVID-19'") pandemic was reported to have surfaced in Wuhan, China and has subsequently spread across the globe, including all of the countries in which QVC operates. As a result of the spread of the virus, certain local governmental agencies have imposed travel restrictions, local quarantines or stay at home restrictions to contain the spread, which has caused a significant disruption to most sectors of the economy.
As a result of COVID-19, management has increased the amounts of certain estimated reserves including, but not limited to, uncollectible receivables and inventory obsolescence for each of the three and six months ended June 30, 2020. Other than these changes, management is not presently aware of any events or circumstances arising from the COVID-19 pandemic that would require the Company to update our estimates, judgments or revise the carrying value of our assets or liabilities. Management's estimates may change, however, as new events occur and additional information is obtained, and any such changes will be recognized in the consolidated financial statements. Actual results could differ from estimates, and any such differences may be material to our financial statements.

In July 2020, QVC implemented a planned workforce reduction. As part of the workforce reduction, QVC has decided to eliminate live hours on QVC2 in the U.S. and other secondary channels within the various markets. As a result, QVC recorded $16 million of severance expense during the three months ended June 30, 2020, which is recorded in selling, general and administrative expense.

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
Adoption of new accounting pronouncements
In August 2018, the Financial Accounting Standards Board issued ASU 2018-15, Intangibles- Goodwill and Other- Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company prospectively adopted this new standard as of January 1, 2020 and it did not have a material impact on its consolidated financial statements.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(2) Television Distribution Rights, Net
Television distribution rights consisted of the following:

(in millions)	June 30, 2020	December 31, 2019
Television distribution rights	$773	764
Less accumulated amortization	(691)	(624)
Television distribution rights, net (note 2)	$82	140
The Company recorded amortization expense of $35 million and $32 million for the three months ended June 30, 2020 and 2019, respectively, related to television distribution rights. For the six months ended June 30, 2020 and 2019, amortization expense for television distribution rights was $69 million and $66 million, respectively.
As of June 30, 2020, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2020	$56
2021	22
2022	4
2023	—
2024	—

(3) Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill for the six months ended June 30, 2020 were as follows:

(in millions)	QxH	QVC-International	Total
Balance as of December 31, 2019	$5,112	859	5,971
Exchange rate fluctuations	—	(2)	(2)
Balance as of June 30, 2020	$5,112	857	5,969
Other intangible assets consisted of the following:

	June 30, 2020			December 31, 2019
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$916	(647)	269	885	(603)	282
Affiliate and customer relationships	2,827	(2,522)	305	2,829	(2,499)	330
Debt origination fees	10	(3)	7	10	(2)	8
Trademarks (indefinite life)	2,878	—	2,878	2,878	—	2,878
	$6,631	(3,172)	3,459	6,602	(3,104)	3,498
The Company recorded amortization expense of $38 million and $38 million for the three months ended June 30, 2020 and 2019, respectively, related to other intangible assets. For the six months ended June 30, 2020 and 2019, amortization expense for other intangible assets was $75 million and $76 million, respectively.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
As of June 30, 2020, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2020	$92
2021	148
2022	118
2023	67
2024	62

(4) Accrued Liabilities
Accrued liabilities consisted of the following:

(in millions)	June 30, 2020	December 31, 2019
Accounts payable non-trade	$358	369
Allowance for sales returns	231	238
Income taxes	123	23
Accrued compensation and benefits	107	112
Other	265	303
	$1,084	1,045

(5) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following:

(in millions)	June 30, 2020	December 31, 2019
5.125% Senior Secured Notes due 2022	$500	500
4.375% Senior Secured Notes due 2023, net of original issue discount	750	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	600
4.45% Senior Secured Notes due 2025, net of original issue discount	599	599
4.75% Senior Secured Notes due 2027	575	—
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
6.375% Senior Secured Notes due 2067	225	225
6.25% Senior Secured Notes due 2068	500	500
Senior secured credit facility	—	1,105
Finance lease obligations	172	181
Less debt issuance costs, net	(45)	(40)
Total debt and finance lease obligations	4,575	5,119
Less current portion	(18)	(18)
Long-term portion of debt and finance lease obligations	$4,557	5,101

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
QVC had $2.93 billion available under the terms of the Fourth Amended and Restated Credit Agreement as of June 30, 2020, including the portion available under the $400 million tranche that Zulily may also borrow on.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
Interest Rate Swap Arrangements
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP. The swap arrangement expired in June 2019. In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of $4 million as of June 30, 2020, which was included in other long-term liabilities.
On December 31, 2018, QVC entered into a thirteen month interest rate swap arrangement that effectively converted $250 million of its variable rate bank credit facility to a fixed rate of 1.05%, which expired in January of 2020.

Changes in the fair value of the swaps are reflected in losses on financial instruments in the condensed consolidated statements of operations.

Other Debt Related Information
QVC was in compliance with all of its debt covenants as of June 30, 2020.
The weighted average interest rate applicable to all of the outstanding debt (excluding finance leases) prior to amortization of bond discounts and related debt issuance costs was 5.1% as of June 30, 2020.

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
The components of lease cost for the three and six months ended June 30, 2020 and 2019, were as follows:

	Three months ended		Six months ended
(in millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Finance lease cost
Depreciation of leased assets	$5	5	10	10
Interest on lease liabilities	2	2	4	4
Total finance lease cost	7	7	14	14
Operating lease cost	10	8	20	14
Total lease cost	$17	15	34	28

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
The remaining weighted-average lease term and the weighted-average discount rate were as follows:

June 30, 2020
Weighted-average remaining lease term (years):
Finance leases	8.9
Operating leases	11.6
Weighted-average discount rate:
Finance leases	5.1%
Operating leases	6.0%
Supplemental balance sheet information related to leases was as follows:

(in millions)	June 30, 2020	December 31, 2019
Operating Leases:
Operating lease right-of-use assets	$218	214
Accrued liabilities	$21	28
Other long-term liabilities	194	190
Total operating lease liabilities	$215	218
Finance Leases:
Property and equipment	$267	282
Accumulated depreciation	(123)	(129)
Property and equipment, net	$144	153
Current portion of debt and finance lease obligations	$18	18
Long-term portion of debt and finance lease obligations	154	163
Total finance lease liabilities	$172	181
Supplemental cash flow information related to leases was as follows:

	Six months ended
(in millions)	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$25	12
Operating cash flows from finance leases	4	4
Financing cash flows from finance leases	9	10
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	19	72
Finance leases	$—	—

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
Future payments under noncancelable operating leases and finance leases with initial terms of one year or more as of June 30, 2020 consisted of the following:

(in millions)	Finance leases	Operating leases	Total leases
Remainder of 2020	$13	16	29
2021	25	32	57
2022	25	28	53
2023	25	24	49
2024	23	23	46
Thereafter	108	183	291
Total lease payments	219	306	525
Less: imputed interest	(47)	(91)	(138)
Total lease liabilities	$172	215	387
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(7) Revenue

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended June 30, 2020			Six months ended June 30, 2020
(in millions)	QxH	QVC-International	Total	QxH	QVC-International	Total
Home	$803	286	1,089	1,484	543	2,027
Beauty	325	186	511	613	331	944
Apparel	302	100	402	601	201	802
Accessories	245	63	308	457	121	578
Electronics	217	31	248	391	53	444
Jewelry	82	47	129	180	96	276
Other revenue	36	—	36	76	3	79
Total net revenue	$2,010	713	2,723	3,802	1,348	5,150

	Three months ended June 30, 2019			Six months ended June 30, 2019
(in millions)	QxH	QVC-International	Total	QxH	QVC-International	Total
Home	$657	231	888	1,339	478	1,817
Beauty	320	158	478	612	301	913
Apparel	344	108	452	671	220	891
Accessories	247	65	312	468	127	595
Electronics	173	22	195	355	47	402
Jewelry	92	50	142	205	102	307
Other revenue	41	6	47	81	9	90
Total net revenue	$1,874	640	2,514	3,731	1,284	5,015

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

Revenue Recognition

For each of the three and six months ended June 30, 2020 and 2019, revenue is recognized when obligations with our customer are satisfied; generally this occurs at the time of shipment to our customers consistent with when control of the shipped product passes. The recognized revenue reflects the consideration we expect to receive in exchange for transferring goods, net of allowances for returns.

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

The Company generally extends payment terms with its customers of one year or less and does not consider the time value of money when recognizing revenue.

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
For the three months ended June 30, 2020 and 2019, the Company recorded a tax provision of $92 million and $85 million, respectively, which represented an effective tax rate of 29.0% and 28.1%, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded a tax provision of $152 million and $159 million, respectively, which represented an effective tax rate of 29.3% and 28.2%, respectively. The 2020 rate differs from the U.S. federal income tax rate of 21% due primarily to state and foreign tax expenses and a valuation allowance established for excess U.S. foreign tax credits. The 2020 effective tax rate has increased from the prior year for the six months ended June 30, 2020 primarily due to increases in state and foreign tax expense and the valuation allowance on foreign tax credits in the current year. The 2020 effective tax rate has increased from the prior year for the three months ended June 30, 2020 primarily due to increases in state tax expense.

The Company participates in a consolidated federal return filing with Qurate Retail. As of June 30, 2019, the Company's tax years through 2015 are closed for federal income tax purposes, and the Internal Revenue Service ("IRS") has completed its examination of the Company's 2016 and 2017 tax years. The Company's 2018, 2019, and 2020 tax years are being examined currently as part of the Qurate Retail consolidated return under the IRS's Compliance Assurance Process program. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of June 30, 2020, the Company was under examination in the states of Pennsylvania and California, and certain of the Company's subsidiaries were under examination in Germany and the U.K.
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
The amounts of the tax-related balance payable (receivable) due to (from) Qurate Retail as of June 30, 2020 and December 31, 2019 were $76 million and $(7) million, respectively, and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.

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
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at June 30, 2020 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$495	495	—	—
Long-term liabilities:
Long-term debt excluding finance lease obligations (note 5)	4,250	612	3,638	—
Interest rate swap arrangements (note 5)	4	—	4	—

		Fair value measurements at December 31, 2019 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$272	272	—	—
Interest rate swap arrangements (note 5)	—	—	—	—
Long-term liabilities:
Long-term debt excluding finance lease obligations (note 5)	5,116	760	4,356	—
Interest rate swap arrangements (note 5)	—	—	—	—
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(11) Information about QVC's Operating Segments
The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as net revenue, Adjusted OIBDA, gross margin, average sales price per unit, number of units shipped and revenue. For segment reporting purposes, the Company defines Adjusted OIBDA, as net revenue less cost of goods sold, operating expenses, and selling, general and administrative expenses (excluding stock-based compensation and transaction related costs). The Company believes this measure is an important indicator of the operational strength and performance of its segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking among the Company's businesses and identify strategies to improve performance. This measure of performance excludes depreciation, amortization, stock-based compensation, transaction related costs and impairment loss (if any) that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.
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
For the three and six months ended June 30, 2020 and 2019, QVC identified QxH and QVC-International as its two reportable segments. Both operating segments are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the Internet and mobile applications in certain markets.
Performance measures

	Three months ended June 30,				Six months ended June 30,
	2020		2019		2020		2019
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QxH	$2,010	388	1,874	395	3,802	681	3,731	747
QVC-International	713	119	640	106	1,348	216	1,284	207
Consolidated QVC	$2,723	507	2,514	501	5,150	897	5,015	954
Other information

	Three months ended June 30,				Six months ended June 30,
	2020		2019		2020		2019
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QxH	$29	70	28	67	58	138	56	136
QVC-International	14	3	26	3	28	6	44	6
Consolidated QVC	$43	73	54	70	86	144	100	142

	June 30, 2020
(in millions)	Total assets	Capital expenditures	Property and equipment, net
QxH	$12,150	82	776
QVC-International	2,235	10	393
Consolidated QVC	$14,385	92	1,169

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
The following table provides a reconciliation of Adjusted OIBDA to operating income and income before income taxes:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Adjusted OIBDA	$507	501	897	954
Transaction related costs	—	(1)	—	(1)
Stock-based compensation	(10)	(11)	(16)	(20)
Depreciation and amortization	(116)	(124)	(230)	(242)
Operating income	381	365	651	691
Equity in losses of investee	(1)	(1)	(2)	(1)
Losses on financial instruments	—	(1)	(4)	(3)
Interest expense, net	(64)	(60)	(129)	(121)
Foreign currency gain (loss)	1	—	2	(3)
Income before income taxes	$317	303	518	563

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(12) Other Comprehensive Income
The change in the component of accumulated other comprehensive loss, net of taxes ("AOCL"), is summarized as follows:

(in millions)	Foreign currency translation adjustments	AOCL
Balance at January 1, 2020	$(144)	(144)
Other comprehensive loss attributable to QVC, Inc. stockholder	(6)	(6)
Balance at June 30, 2020	(150)	(150)

Balance at January 1, 2019	$(144)	(144)
Other comprehensive loss attributable to QVC, Inc. stockholder	5	5
Balance at June 30, 2019	(139)	(139)
The component of other comprehensive income is reflected in QVC's condensed consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive loss:

(in millions)	Before-tax amount	Tax expense	Net-of-tax amount
Three months ended June 30, 2020
Foreign currency translation adjustments	$17	1	18
Other comprehensive loss	17	1	18

Three months ended June 30, 2019
Foreign currency translation adjustments	$14	—	14
Other comprehensive loss	14	—	14

Six months ended June 30, 2020
Foreign currency translation adjustments	$(6)	2	(4)
Other comprehensive loss	(6)	2	(4)

Six months ended June 30, 2019
Foreign currency translation adjustments	$8	—	8
Other comprehensive loss	8	—	8

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(13) Subsequent Event
Subsequent to June 30, 2020, QVC declared and paid dividends to Qurate Retail in the amount of $42 million from July 1, 2020 to August 10, 2020.

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
•the impact of the novel coronavirus ("COVID-19") pandemic and local, state and federal governmental responses to the pandemic on the economy, our customers, our vendors and our businesses generally;
•customer demand for our products and services and our ability to anticipate customer demand and to adapt to changes in demand;
•competitor responses to our products and services;
•increased digital TV penetration and the impact on channel positioning of our programs;
•the levels of online traffic on our websites and our ability to convert visitors into consumers or contributors;
•uncertainties inherent in the development and integration of new business lines and business strategies;
•our future financial performance, including availability, terms and deployment of capital;
•our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;
•the cost and ability of shipping companies, suppliers and vendors to deliver products, equipment, software and services;
•the outcome of any pending or threatened litigation;
•availability of qualified personnel;
•changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings;
•changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;
•domestic and international economic and business conditions and industry trends;
•changes in tariffs, trade policy and trade relations following the 2016 U.S. presidential election and the United Kingdom ("U.K.")'s exit from the European Union (“Brexit”);
•consumer spending levels, including the availability and amount of individual consumer debt and customer credit losses;
•advertising spending levels;
•changes in distribution and viewing of television programming, including the expanded deployment of video on demand technologies and Internet Protocol television and their impact on home shopping programming;
•rapid technological changes;
•failure to protect the security of personal information, subjecting us to potentially costly government enforcement actions and/or private litigation and reputational damage;

•the regulatory and competitive environment of the industries in which we operate;
•threatened terrorist attacks, political unrest in international markets and ongoing military action around the world;
•fluctuations in foreign currency exchange rates;
•natural disasters, public health crises (including COVID-19), political crises, and other catastrophic events or other events outside of our control; and
•Qurate Retail, Inc.'s ("Qurate Retail") dependence on our cash flow for servicing its debt and for other purposes.
For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
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
In the United States ("U.S."), our televised shopping programs, including live and recorded content, are distributed across multiple channels nationally on a full-time basis, including QVC, QVC2, QVC3, HSN and HSN2. During the first quarter of 2019, the Company transitioned its televised Beauty iQ channel to QVC3 and Beauty iQ content was moved to a digital only platform. Our U.S. programming is also available on QVC.com and HSN.com, our "U.S. websites"; applications via streaming video; Facebook Live, Roku, Apple TV, and Amazon Fire; mobile applications; social pages and over-the-air broadcasters.
QVC's digital platforms enable consumers to purchase goods offered on our televised programming, along with a wide assortment of products that are available only on U.S. websites. QVC.com, HSN.com and our other digital platforms (including our mobile applications, social pages and others) are natural extensions of our business model, allowing customers to engage in our shopping experience wherever they are, with live or on-demand content customized to the device they are using. In addition to offering video content, our U.S. websites allow shoppers to browse, research, compare and perform targeted searches for products, read customer reviews, control the order-entry process and conveniently access their account.
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

The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the six months ended June 30, 2020 and 2019, QVC-Japan paid dividends to Mitsui of $30 million and $28 million, respectively.

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
The Company is an indirect wholly-owned subsidiary of Qurate Retail (Nasdaq: QRTEA and QRTEB), which owns interests in a broad range of digital commerce businesses, including Qurate Retail's other wholly-owned subsidiaries Zulily, LLC ("Zulily") and Cornerstone Brands, Inc. ("CBI"), as well as other minority investments. QVC is part of the Qurate Retail Group, formerly QVC Group, a portfolio of brands including QVC, HSN, Inc. ("HSN"), Zulily and CBI.
During each of the six months ended June 30, 2020 and 2019, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. QVC allocated expenses of $4 million to Zulily for each of the six months ended June 30, 2020 and 2019. Zulily allocated expenses of $5 million and $4 million to QVC for the six months ended June 30, 2020 and 2019, respectively.
During each of the six months ended June 30, 2020 and 2019, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $11 million to CBI for each of the six months ended June 30, 2020 and 2019. CBI allocated expenses of $1 million to QVC for each of the six months ended June 30, 2020 and 2019. CBI also repaid a $29 million note receivable to QVC during the six months ended June 30, 2020.
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

QVC's future net revenue growth will primarily depend on sales growth from e-commerce, mobile platforms, and applications via streaming video, additions of new customers from households already receiving QVC's televised programming and increased spending from existing customers. QVC's future net revenue may also be affected by (i) the willingness of cable television and direct-to-home satellite system operators to continue carrying QVC's programming service; (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult due to governmental action or from distributors converting analog customers to digital; (iii) changes in television viewing habits because of video-on-demand technologies and Internet video services; (iv) QVC's ability to source new and compelling products and (v) general economic conditions.

The current economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically declines during times of economic instability. Global financial markets have recently experienced disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including Japan and Europe, continues to be uncertain, our customers may respond by suspending, delaying or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Such weak economic conditions may also inhibit our expansion into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects.

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

On January 23, 2017, the President of the United States signed a presidential memorandum to withdraw the U.S. from the Trans-Pacific Partnership. On October 1, 2018, the U.S., Mexico and Canada agreed to the terms of the United States-Mexico-Canada Agreement (the "USMCA"), a successor to the North American Free Trade Agreement, which will impact imports and exports among those countries. The countries agreed to a revised version of the USMCA on December 10, 2019, which has been ratified by all countries as of March 2020. These and other proposed actions, if implemented, could adversely affect our business because we sell imported products.

In December 2019, the COVID-19 pandemic was reported to have surfaced in Wuhan, China and has subsequently spread across the globe, including all of the countries in which QVC operates. As a result of the spread of the virus, certain local governmental agencies have imposed travel restrictions and imposed local quarantines or stay at home restrictions to contain the spread, which has caused a significant disruption to most sectors of the economy. In response to these stay at home restrictions, QVC has mandated that non-essential employees work from home and has reduced the number of employees who are allowed on its production set and has implemented increased cleaning protocols, social distancing measures and temperature screenings for those employees who enter into certain facilities. In some cases, the move to a work from home arrangement for our non-essential employees will be permanent, which may result in the reduction of office space. We have also mandated that all essential employees who do not feel comfortable coming to work will not be required to do so. As a result of these resource constraints, QVC included fewer hours of live programming on some of its secondary channels and has experienced some delays in shipping at certain fulfillment centers. In certain markets, QVC temporarily increased the wages and salaries for those employees deemed essential who do not have the ability to work from home, including production and fulfillment center employees. The total increase in wages and salaries of approximately $8 million is primarily recorded in cost of goods sold. QVC has also paid a one-time work from home allowance to its employees totaling $4 million, which is primarily recorded in selling, general and administrative expenses. While the temporary increase in wages and salaries has been terminated as of June 30, 2020, the inability to control the spread of COVID-19, or the expansion or extension of these stay at home restrictions could negatively impact our results in the future.

The stay at home restrictions imposed in response to COVID-19 required many traditional brick and mortar retailers to temporarily close their stores, but allowed distance retailers, including QVC, to continue operating. As a result, beginning at the end of March 2020 and continuing through the second quarter of 2020, we observed an increase in new customers and an increase in demand for certain lower margin categories, such as home and electronics, and a decrease in demand for higher margin categories, such as apparel. We have continued to offer our installment payment option.

As a result, for the three and six months ended June 30, 2020, management has increased the amounts of certain estimated reserves including, but not limited to, uncollectible receivables in anticipation of higher defaults by customers billed through our installment payment option and inventory obsolescence due to decreased demand for certain categories, such as apparel.

In addition, there are several potential adverse impacts of COVID-19 that could cause a material negative impact to the Company’s financial results, including its capital and liquidity, for the remainder of 2020 and beyond. These include governmental restrictions on QVC’s ability to continue to operate under stay at home restrictions and produce content; reduced demand for products we sell; decreases in the disposable income of existing and potential new customers; the impacts of any recession and other uncertainties with respect to the continuity of government stimulus programs implemented in response to COVID-19; increased currency volatility resulting in adverse currency rate fluctuations; higher unemployment; labor shortages; and an adverse impact to our supply chain and shipping disruptions for both the products we import and purchase domestically and the products we sell, including essential products experiencing higher demand, due to factory closures, labor shortages and other resource constraints. While the impact is currently uncertain, the inability to control the spread of COVID-19 could cause any one of these adverse impacts, or combination of adverse impacts, to have a material impact on our financial results.

In July 2020, QVC implemented a planned workforce reduction with the goal of making the organizational structure streamlined and more efficient. As part of the workforce reduction, QVC has decided to eliminate live hours on QVC2 in the U.S. and other secondary channels within the various markets. As a result, QVC recorded $16 million of severance expense during the three months ended June 30, 2020, which is recorded in selling, general and administrative expense.

Results of Operations
QVC's operating results were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Net revenue	$2,723	2,514	5,150	5,015
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,735	1,578	3,319	3,188
Operating	187	179	364	356
Selling, general and administrative, excluding transaction related costs and stock-based compensation	294	256	570	517
Adjusted OIBDA (defined below)	507	501	897	954
Transaction related costs	—	1	—	1
Stock-based compensation	10	11	16	20
Depreciation	43	54	86	100
Amortization	73	70	144	142
Operating income	381	365	651	691
Other expense:
Equity in losses of investee	(1)	(1)	(2)	(1)
Losses on financial instruments	—	(1)	(4)	(3)
Interest expense, net	(64)	(60)	(129)	(121)
Foreign currency gain (loss)	1	—	2	(3)
	(64)	(62)	(133)	(128)
Income before income taxes	317	303	518	563
Income tax expense	(92)	(85)	(152)	(159)
Net income	225	218	366	404
Less net income attributable to the noncontrolling interest	(14)	(12)	(26)	(22)
Net income attributable to QVC, Inc. stockholder	$211	206	340	382
Net revenue
Net revenue by segment was as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
QxH	$2,010	1,874	3,802	3,731
QVC-International	713	640	1,348	1,284
Consolidated QVC	$2,723	2,514	5,150	5,015
QVC's consolidated net revenue increased 8.3% and 2.7% for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in the prior year. The three month increase in net revenue is primarily due to a 6.4% increase in units shipped, a $25 million decrease in estimated product returns, primarily driven by QxH and a slight increase in average selling price per unit ("ASP"), which was partially offset by $6 million in unfavorable foreign exchange rates across all markets. The six months increase in net revenue is primarily due to a 1.7% increase in units shipped, a $59 million decrease in estimated product returns, primarily driven by QxH, which was partially offset by a slight decrease in ASP and $13 million in unfavorable foreign exchange rates across all markets.

During the three and six months ended June 30, 2020 and 2019, the changes in revenue and expenses were affected by changes in the exchange rates for the U.K. Pound Sterling, the Euro and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
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
The percentage change in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended June 30, 2020			Six months ended June 30, 2020
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	7.3%	—%	7.3%	1.9%	—%	1.9%
QVC-International	11.4%	(1.0)%	12.4%	5.0%	(1.0)%	6.0%
QxH net revenue increase for the three months ended June 30, 2020 was primarily due to a 4.5% increase in units shipped, a slight increase in ASP and a $29 million decrease in estimated product returns. For the six months ended June 30, 2020, QxH net revenue increased due to a 0.9% increase in units shipped and a $59 million decrease in estimated product returns partially offset by a slight decline in ASP. The decrease in estimated product returns for both comparable periods was primarily driven by a shift in product mix to lower return rate categories, partially offset by an increase in sales volume. For both the three and six months ended June 30, 2020, QxH experienced shipped sales growth in home, electronics and beauty with declines in all other categories.
QVC-International net revenue growth in constant currency for the three months ended June 30, 2020 was primarily due to an 11% increase in units shipped, driven by increases in units shipped across all markets, while ASP remained flat. QVC-International net revenue growth in constant currency for the six months ended June 30, 2020 was primarily due to a 3.7% increase in units shipped, driven by increases in units shipped across all markets, and a 1.5% increase in ASP, driven by increases in ASP in Germany and the U.K., partially offset by ASP declines in Japan and Italy. For both the three and six months ended June 30, 2020, QVC-International experienced shipped sales growth in constant currency in home, beauty and electronics with declines in all other categories.
Cost of goods sold (excluding depreciation and amortization)
QVC's cost of goods sold as a percentage of net revenue was 63.7% and 64.4% for the three and six months ended June 30, 2020, respectively, compared to 62.8% and 63.6% for the three and six months ended June 30, 2019, respectively. The increase in cost of goods sold as a percentage of revenue for both comparable periods is primarily due to a shift in product mix to the lower margin categories of home and electronics across all markets, and to a lesser extent, higher freight costs at QxH.

Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses increased $8 million for both the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019. The increase for both comparable periods was primarily due to an increase in credit card fees at QxH as a result of increased sales during the periods and lower sales penetration of our U.S. Private Label Credit Cards, which do not charge credit card fees.

Selling, general and administrative expenses (excluding transaction related costs and stock-based compensation)
QVC's selling, general, and administrative expenses (excluding transaction related costs as defined below and stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, and marketing and advertising expenses. Such expenses increased $38 million and $53 million for the three and six months ended June 30, 2020, respectively, as compared to the three and six months ended June 30, 2019. As a percentage of net revenue, such expenses were 10.8% and 11.1% for the three and six months ended June 30, 2020, respectively, and were 10.2% and 10.3% for the three and six months ended June 30, 2019, respectively.
For the three months ended June 30, 2020, the increase was primarily due to a $27 million increase in personnel costs across all markets except Italy, a $14 million increase in marketing primarily at QxH, and a $4 million increase in estimated credit losses across all markets except Japan. The increases were partially offset by a $3 million decrease due to less travel expenses as a result of COVID-19 and a $2 million decrease in outside services primarily at QxH. For the six months ended June 30, 2020, the increase was primarily due to a $29 million increase in personnel costs across all markets, an $18 million increase in marketing primarily at QxH and a $12 million increase in estimated credit losses across all markets except Japan. The increases were partially offset by a $5 million decrease due to less travel expenses as a result of COVID-19 across all markets. The increase related to personnel costs for both comparable periods was primarily related to increased severance, an increase to our estimated incentive pay and a work from home allowance as a result of COVID-19, which was partially offset by the closure of our operations in France in 2019. The increases related to estimated credit losses for both comparable periods were primarily due to a higher number of new customers and a shift in product mix into home and electronics, which have greater historical loss rates. In addition, there was an increase to our historical loss percentage as a result of additional risk due to COVID-19.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $10 million and $16 million of stock-based compensation expense for the three and six months ended June 30, 2020, respectively, and recorded $11 million and $20 million of stock-based compensation expense for the three and six months ended June 30, 2019, respectively. The decrease in stock compensation expense for the six months ended June 30, 2020 is primarily related to certain officers not reaching performance targets for restricted stock units.
Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Affiliate agreements	$—	1	1	2
Customer relationships	13	12	25	24
Other technology	3	4	7	8
Acquisition related amortization	16	17	33	34
Property and equipment	43	54	86	100
Software amortization	22	22	43	44
Channel placement amortization and related expenses	35	31	68	64
Total depreciation and amortization	$116	124	230	242
For the three and six months ended June 30, 2020, property and equipment depreciation decreased due to the disposition of assets in France in the second quarter of 2019.
Equity in losses of investee
The loss that was associated with our joint venture in China is accounted for as an equity method investment.

Interest expense, net
For the three and six months ended June 30, 2020, consolidated interest expense, net increased $4 million and $8 million, respectively, as compared to the corresponding periods in the prior year. The increases for both the three and six months ended June 30, 2020 are primarily related to refinancing our borrowings on our senior secured credit facility with newly issued senior secured notes, which have higher interest rates.
Foreign currency gain (loss)
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. For the three and six months ended June 30, 2020, the change in foreign currency loss was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.
Income taxes
Our effective tax rate was 29.0% and 29.3% for the three and six months ended June 30, 2020, respectively, compared to an effective tax rate of 28.1% and 28.2% for the three and six months ended June 30, 2019, respectively. The 2020 rate differs from the U.S. federal income tax rate of 21% due primarily to state and foreign tax expenses, and valuation allowances established for excess U.S. foreign tax credits. The 2020 effective tax rate has increased from the prior year for the six months ended June 30, 2020 primarily due to increases in state and foreign tax expense and the valuation allowance on foreign tax credits in the current year. The 2020 effective tax rate has increased from the prior year for the three months ended June 30, 2020 primarily due to increases in state tax expense.

Adjusted Operating Income before Depreciation and Amortization (Adjusted OIBDA)
To provide investors with additional information regarding our financial statements, we disclose Adjusted OIBDA, which is a non-GAAP measure. QVC defines Adjusted OIBDA as operating income plus depreciation and amortization, stock-based compensation, transaction related costs (if any) and impairment loss (if any). QVC's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate the businesses and make decisions about allocating resources among the businesses. QVC believes that this is an important indicator of the operational strength and performance of the segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows QVC to view operating results, perform analytical comparisons and perform benchmarking among its businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S generally accepted accounting principles ("U.S. GAAP").
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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Operating income	$381	365	651	691
Depreciation and amortization	116	124	230	242
Stock-based compensation	10	11	16	20
Transaction related costs	—	1	—	1
Adjusted OIBDA	$507	501	897	954

QVC Adjusted OIBDA increased by $6 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase is comprised of a $13 million increase in QVC-International partially offset by a $7 million decrease in QxH. QVC-International was partially impacted due to the closure of operations in France in 2019. There were no Adjusted OIBDA losses related to France for the three months ended June 30, 2020 and Adjusted OIBDA losses were $2 million for the three months ended June 30, 2019.
QVC Adjusted OIBDA decreased by $57 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease is comprised of a $66 million decrease in QxH partially offset by a $9 million increase in QVC-International, which was partially impacted due to the closure of operations in France in 2019. There were no Adjusted OIBDA losses related to France for the six months ended June 30, 2020 and Adjusted OIBDA losses were $6 million for the six months ended June 30, 2019.
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
As of June 30, 2020, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and certain of its subsidiaries and have equal priority to the senior secured credit facility. With the exception of the 6.375% Senior Secured Notes due 2067 and the 6.25% Senior Secured Notes due 2068, for which interest is payable quarterly, the interest on QVC's senior secured notes is payable semi-annually.

4.75% Senior Secured Notes due 2027

On February 4, 2020, QVC completed a registered debt offering for $575 million of the 4.75% Senior Secured Notes due 2027 ("2027 Notes") at par. The proceeds were used to partially prepay existing indebtedness under QVC's senior secured credit facility. Interest on the 2027 Notes will be paid semi-annually in February and August, with payments commencing on August 15, 2020.

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
QVC had $2.93 billion available under the terms of the Fourth Amended and Restated Credit Agreement as of June 30, 2020, including the portion available under the $400 million tranche that Zulily may also borrow on.
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

Summarized financial information for the year-to-date interim period and the most recent annual period was as follows:

Combined Parent-QVC, Inc. and Subsidiary Guarantors
June 30, 2020
Current assets	$2,424
Intercompany payable to non-guarantor subsidiaries	(1,170)
Noncurrent assets	9,170
Current liabilities	1,274
Noncurrent liabilities	5,321

Combined Parent-QVC, Inc. and Subsidiary Guarantors
December 31, 2019
Current assets	$2,809
Intercompany receivable from non-guarantor subsidiaries	1,175
Noncurrent assets	9,276
Current liabilities	1,374
Noncurrent liabilities	5,837

Combined Parent-QVC, Inc. and Subsidiary Guarantors
Six months ended June 30, 2020
Net revenue	$4,273
Net revenue less cost of goods sold	1,800
Income before taxes	411
Net income	366
Net income attributable to QVC, Inc. Stockholder	340

Combined Parent-QVC, Inc. and Subsidiary Guarantors
Year ended December 31, 2019
Net revenue	$9,328
Net revenue less cost of goods sold	3,858
Income before taxes	876
Net income	817
Net income attributable to QVC, Inc. Stockholder	767

Other Debt Related Information
QVC was in compliance with all of its debt covenants as of June 30, 2020.
There are no restrictions under the debt agreements on QVC's ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or the Fourth Amended and Restated Credit Agreement, and QVC's consolidated leverage ratio, and a Combined Consolidated Leverage Ratio for both QVC and Zulily, would be no greater than 3.5 to 1.0. As a result, Qurate Retail will, in many instances, be permitted to rely on QVC's cash flow for servicing Qurate Retail's debt and for other purposes, including repurchases of Qurate Retail's common stock, or to fund acquisitions or other operational requirements of Qurate Retail and its subsidiaries. These events may increase accumulated deficit or require QVC to borrow under the Fourth Amended and Restated Credit Agreement, increasing QVC's leverage and decreasing liquidity. QVC has made significant distributions to Qurate Retail in the past. During the second quarter of 2020, QVC sent an $80 million dividend to Qurate Retail, which in turn sent a capital contribution of $80 million to Zulily in order to pay down Zulily's borrowings under the senior secured credit facility.
Interest Rate Swap Arrangements
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP. The swap arrangement expired in June 2019. In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of $4 million as of June 30, 2020, which was included in other long-term liabilities.
On December 31, 2018, QVC entered into a thirteen month interest rate swap arrangement that effectively converted $250 million of its variable rate bank credit facility to a fixed rate of 1.05%, which expired in January of 2020.

Additional Cash Flow Information
During the six months ended June 30, 2020, QVC's primary uses of cash were $1,226 million of principal payments of the senior secured credit facility and finance lease obligations, $262 million of dividends to Qurate Retail, $102 million of capital and television distribution rights expenditures and $30 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,179 million of cash provided by operating activities, $575 million of proceeds from issuance of senior secured notes and $112 million of principal borrowings from the senior secured credit facility. As of June 30, 2020, QVC's cash, cash equivalents and restricted cash balance was $803 million.
During the six months ended June 30, 2019, QVC's primary uses of cash were $1,425 million of principal payments on debt and finance lease obligations, $469 million of dividends to Qurate Retail, $400 million of principal repayments of our senior secured notes, $277 million of capital and television distribution rights expenditures and $28 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,795 million of principal borrowings from the senior secured credit facility and $699 million of cash provided by operating activities. As of June 30, 2019, QVC's cash, cash equivalents balance and restricted cash was $458 million.
The change in cash provided by operating activities for the six months ended June 30, 2020 compared to the previous year was primarily due to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms, which have been extended in 2020, and fluctuations in foreign exchange rates.
As of June 30, 2020, $299 million of the $803 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 62% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.

Other
Capital expenditures in 2020 are expected to be between $230 and $260 million, including $92 million already expended for the six months ended June 30, 2020. This range of annual spend includes a planned reduction of capital spending as a result of COVID-19.
Refer to the chart under the "Off-balance Sheet Arrangements and Aggregate Contractual Obligations" section below for additional information concerning the amount and timing of expected future payments under QVC's contractual obligations as of June 30, 2020.
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
Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations as of June 30, 2020 is summarized below:

	Payments due by period
(in millions)	Remainder of 2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt (1)	$—	—	500	750	600	2,600	4,450
Interest payments (2)	118	236	235	193	154	2,617	3,553
Finance lease obligations (including imputed interest)	13	25	25	25	23	108	219
Operating lease obligations	$16	32	28	24	23	183	306
(1) Amounts exclude Finance lease obligations and the issue discounts on the 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
(2) Amounts (i) are based on the terms of QVC's senior secured credit facility and senior secured notes, (ii) assumes the interest rates on the floating rate debt remain constant at the rates in effect as of June 30, 2020, (iii) assumes that our existing debt is repaid at maturity and (iv) excludes finance lease obligations.
Adoption of new accounting pronouncements
In August 2018, the Financial Accounting Standards Board issued ASU 2018-15, Intangibles- Goodwill and Other- Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company prospectively adopted this new standard as of January 1, 2020 and it did not have a material impact on its consolidated financial statements.

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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at June 30, 2020:

(in millions, except percentages)	Remainder of 2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Fixed rate debt (1) (2)	$—	—	500	750	600	2,600	4,450	4,250
Weighted average interest rate on fixed rate debt	—%	—%	5.1%	4.4%	4.9%	5.4%	5.1%	N/A
Variable rate debt	$—	—	—	—	—	—	—	—
Average interest rate on variable rate debt	—%	—%	—%	—%	—%	—%	—%	N/A
(1) Amounts exclude finance lease obligations and the issue discounts on the 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
(2) Amounts exclude impact related to interest rate swaps, which we have discussed further below.
N/A - Not applicable.
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP. The swap arrangement expired in June 2019. In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million. The new swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of approximately $4 million as of June 30, 2020, which was included in other long-term liabilities.

Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three and six months ended June 30, 2020 would have been impacted by approximately $1 million and $2 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The Fourth Amended and Restated Credit Agreement provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of June 30, 2020, no borrowings in foreign currencies were outstanding.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2020 because of the material weakness in our internal control over financial reporting as discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2019. Management has continued to monitor the implementation of the remediation plan described in our Annual Report on Form 10-K for the year ended December 31, 2019, as described below.

Changes in Internal Control Over Financial Reporting
During the second quarter of 2020, we continued to assess Information Technology system related risks and implement control improvements to alleviate the noted control deficiencies. Other than these items, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

In response to the material weakness identified in Management’s Report on Internal Control Over Financial Reporting as set forth in Part II, Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2019, the Company developed a plan with oversight from the Audit Committee of the Board of Directors of Qurate Retail to remediate the material weakness. The remediation efforts include the following:

•Ensure user access is appropriately restricted to the IT systems in Germany that contributed to the material weakness

•Continue to assess the risks in and around IT systems that could impact internal controls over financial reporting

•Enhance design and/or operating effectiveness of control activities to address identified risks

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

PART II
Item 6. Exhibits
(a) Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32.1	Section 1350 Certification**
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*Filed herewith.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QVC, Inc.

Date: August 10, 2020	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2020	By:/s/ JEFFREY A. DAVIS
Jeffrey A. Davis
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)