Form 10-Q
period 2020-09-30
QVC INC
filed 2020-11-05
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

QVC, Inc.
2020 QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(in millions, except share amounts)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$574	561
Restricted cash	8	8
Accounts receivable, less allowance for credit losses of $139 at September 30, 2020 and $123 at December 31, 2019	1,102	1,813
Inventories	1,268	1,214
Prepaid expenses and other current assets	156	184
Total current assets	3,108	3,780
Property and equipment, net of accumulated depreciation of $1,491 at September 30, 2020 and $1,338 at December 31, 2019	1,162	1,215
Operating lease right-of-use assets (note 6)	216	214
Television distribution rights, net (note 2)	80	140
Goodwill (note 3)	5,996	5,971
Other intangible assets, net (note 3)	3,444	3,498
Other noncurrent assets	101	109
Total assets	$14,107	14,927
Liabilities and equity
Current liabilities:
Current portion of debt and finance lease obligations (note 5)	$18	18
Accounts payable-trade	973	913
Accrued liabilities (note 4)	961	1,045
Total current liabilities	1,952	1,976
Long-term portion of debt and finance lease obligations (note 5)	4,549	5,101
Deferred income taxes (note 8)	733	724
Other long-term liabilities	326	322
Total liabilities	7,560	8,123
Commitments and contingencies (note 9)
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	9,234	9,208
Accumulated deficit	(2,713)	(2,390)
Accumulated other comprehensive loss	(103)	(144)
Total QVC, Inc. stockholder's equity	6,418	6,674
Noncontrolling interest	129	130
Total equity	6,547	6,804
Total liabilities and equity	$14,107	14,927

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Net revenue	$2,703	2,504	7,853	7,519
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,722	1,615	5,041	4,803
Operating	184	181	548	537
Selling, general and administrative, including transaction related costs and stock-based compensation	295	266	881	804
Depreciation	45	43	131	143
Amortization	69	69	213	211
	2,315	2,174	6,814	6,498
Operating income	388	330	1,039	1,021
Other (expense) income:
Equity in earnings (losses) of investee	1	—	(1)	(1)
Gains (losses) on financial instruments	1	(2)	(3)	(5)
Interest expense, net	(65)	(61)	(194)	(182)
Foreign currency gain (loss)	1	—	3	(3)
Loss on extinguishment of debt	(42)	—	(42)	—
	(104)	(63)	(237)	(191)
Income before income taxes	284	267	802	830
Income tax expense	(80)	(79)	(232)	(238)
Net income	204	188	570	592
Less net income attributable to the noncontrolling interest	(15)	(14)	(41)	(36)
Net income attributable to QVC, Inc. stockholder	$189	174	529	556

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Net income	$204	188	570	592
Foreign currency translation adjustments, net of tax	49	(36)	45	(28)
Total comprehensive income	253	152	615	564
Comprehensive income attributable to noncontrolling interest	(17)	(13)	(45)	(38)
Comprehensive income attributable to QVC, Inc. stockholder	$236	139	570	526

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
(in millions)	2020	2019
Operating activities:
Net income	$570	592
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of investee	1	1
Deferred income taxes	8	(4)
Foreign currency (gain) loss	(3)	3
Depreciation	131	143
Amortization	213	211
Change in fair value of financial instruments and noncash interest	9	10
Loss on extinguishment of debt	42	—
Stock-based compensation	26	30
Change in other long-term liabilities	9	(26)
Other non-cash charges, net	30	8
Change in operating assets and liabilities
Decrease in accounts receivable	718	575
Increase in inventories	(49)	(169)
Decrease in prepaid expenses and other current assets	30	32
Increase (decrease) in accounts payable-trade	56	(111)
Decrease in accrued liabilities and other	(111)	(277)
Net cash provided by operating activities	1,680	1,018
Investing activities:
Capital expenditures	(140)	(225)
Expenditures for television distribution rights	(41)	(128)
Changes in other noncurrent assets	—	(9)
Other investing activities	—	29
Net cash used in investing activities	(181)	(333)
Financing activities:
Principal payments of debt and finance lease obligations	(1,230)	(1,648)
Principal borrowings of debt from senior secured credit facility	112	2,061
Principal repayment of senior secured notes	(500)	(400)
Payment of premium on redemption of senior secured notes	(41)	—
Proceeds from issuance of senior secured notes	1,075	—
Payment of debt origination fees	(15)	—
Capital contribution received from Qurate Retail, Inc.	—	50
Dividends paid to Qurate Retail, Inc.	(845)	(698)
Dividends paid to noncontrolling interest	(46)	(34)
Other financing activities	(1)	(4)
Net cash used in financing activities	(1,491)	(673)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	5	(3)
Net increase in cash, cash equivalents and restricted cash	13	9
Cash, cash equivalents and restricted cash, beginning of period	569	550
Cash, cash equivalents and restricted cash, end of period	$582	559

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2018	1	$—	9,123	(2,269)	(144)	119	6,829
Net income	—	—	—	556	—	36	592
Foreign currency translation adjustments, net of tax	—	—	—	—	(30)	2	(28)
Capital contribution paid from Qurate Retail, Inc.	—	—	50	—	—	—	50
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(698)	—	(34)	(732)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(18)	—	—	(18)
Withholding taxes on net share settlements of stock-based compensation	—	—	(4)	—	—	—	(4)
Stock-based compensation	—	—	30	—	—	—	30
Balance, September 30, 2019	1	$—	9,199	(2,429)	(174)	123	6,719

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, June 30, 2019	1	$—	9,139	(2,373)	(139)	116	6,743
Net income	—	—	—	174	—	14	188
Foreign currency translation adjustments, net of tax	—	—	—	—	(35)	(1)	(36)
Capital contribution paid from Qurate Retail, Inc.	—	—	50	—	—	—	50
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(229)	—	(6)	(235)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(1)	—	—	(1)
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—
Stock-based compensation	—	—	10	—	—	—	10
Balance, September 30, 2019	1	$—	9,199	(2,429)	(174)	123	6,719

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2019	1	$—	9,208	(2,390)	(144)	130	6,804
Net income	—	—	—	529	—	41	570
Foreign currency translation adjustments, net of tax	—	—	—	—	41	4	45
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(845)	—	(46)	(891)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(7)	—	—	(7)
Stock-based compensation	—	—	26	—	—	—	26
Balance, September 30, 2020	1	$—	9,234	(2,713)	(103)	129	6,547

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, June 30, 2020	1	$—	9,224	(2,312)	(150)	128	6,890
Net income	—	—	—	189	—	15	204
Foreign currency translation adjustments, net of tax	—	—	—	—	47	2	49
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(583)	—	(16)	(599)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(7)	—	—	(7)
Stock-based compensation	—	—	10	—	—	—	10
Balance, September 30, 2020	1	$—	9,234	(2,713)	(103)	129	6,547

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
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the nine months ended September 30, 2020 and 2019, QVC-Japan paid dividends to Mitsui of $46 million and $34 million, respectively.
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
During each of the nine months ended September 30, 2020 and 2019, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. QVC allocated expenses of $6 million and $5 million to Zulily for the nine months ended September 30, 2020 and 2019, respectively. Zulily allocated expenses of $8 million and $7 million to QVC for the nine months ended September 30, 2020 and 2019, respectively.
In September 2020, QVC and Zulily executed a Master Promissory Note ("Promissory Note") whereby Zulily may borrow up to $100 million at a variable interest rate equal to the LIBOR rate plus an applicable margin rate. The Promissory Note matures in September 2030. As of September 30, 2020, there were no borrowings on the Promissory Note.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
During each of the nine months ended September 30, 2020 and 2019, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $18 million and $20 million to CBI for the nine months ended September 30, 2020 and 2019, respectively. CBI allocated expenses of $1 million to QVC for each of the nine months ended September 30, 2020 and 2019. CBI also repaid a $29 million note receivable to QVC during the nine months ended September 30, 2019.
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
As a result of COVID-19, management has increased the amounts of certain estimated reserves including, but not limited to, uncollectible receivables and inventory obsolescence during the three and nine months ended September 30, 2020. Other than these changes, management is not presently aware of any events or circumstances arising from the COVID-19 pandemic that would require the Company to update our estimates, judgments or revise the carrying value of our assets or liabilities. Management's estimates may change, however, as new events occur and additional information is obtained, and any such changes will be recognized in the consolidated financial statements. Actual results could differ from estimates, and any such differences may be material to our financial statements.

In July 2020, QVC implemented a planned workforce reduction. As part of the workforce reduction, QVC decided to eliminate live hours on QVC2 in the U.S. and other secondary channels within the various markets. As a result, QVC recorded $2 million and $18 million of severance expense during the three and nine months ended September 30, 2020, respectively, which is recorded in selling, general and administrative expense.

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(2) Television Distribution Rights, Net
Television distribution rights consisted of the following:

(in millions)	September 30, 2020	December 31, 2019
Television distribution rights	$816	764
Less accumulated amortization	(736)	(624)
Television distribution rights, net	$80	140
The Company recorded amortization expense of $33 million for each of the three months ended September 30, 2020 and 2019 related to television distribution rights. For the nine months ended September 30, 2020 and 2019, amortization expense for television distribution rights was $102 million and $99 million, respectively.
As of September 30, 2020, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2020	$31
2021	37
2022	12
2023	—
2024	—

(3) Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill for the nine months ended September 30, 2020 were as follows:

(in millions)	QxH	QVC-International	Total
Balance as of December 31, 2019	$5,112	859	5,971
Exchange rate fluctuations	—	25	25
Balance as of September 30, 2020	$5,112	884	5,996
Other intangible assets consisted of the following:

	September 30, 2020			December 31, 2019
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$942	(675)	267	885	(603)	282
Affiliate and customer relationships	2,835	(2,542)	293	2,829	(2,499)	330
Debt origination fees	10	(4)	6	10	(2)	8
Trademarks (indefinite life)	2,878	—	2,878	2,878	—	2,878
	$6,665	(3,221)	3,444	6,602	(3,104)	3,498
The Company recorded amortization expense of $36 million for each of the three months ended September 30, 2020 and 2019 related to other intangible assets. For the nine months ended September 30, 2020 and 2019, amortization expense for other intangible assets was $111 million and $112 million, respectively.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
As of September 30, 2020, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2020	$41
2021	154
2022	125
2023	89
2024	63

(4) Accrued Liabilities
Accrued liabilities consisted of the following:

(in millions)	September 30, 2020	December 31, 2019
Accounts payable non-trade	$298	369
Allowance for sales returns	193	238
Accrued compensation and benefits	181	112
Other	289	326
	$961	1,045

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(5) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following:

(in millions)	September 30, 2020	December 31, 2019
5.125% Senior Secured Notes due 2022	$—	500
4.375% Senior Secured Notes due 2023, net of original issue discount	750	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	600
4.45% Senior Secured Notes due 2025, net of original issue discount	599	599
4.75% Senior Secured Notes due 2027	575	—
4.375% Senior Secured Notes due 2028	500	—
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
6.375% Senior Secured Notes due 2067	225	225
6.25% Senior Secured Notes due 2068	500	500
Senior secured credit facility	—	1,105
Finance lease obligations	170	181
Less debt issuance costs, net	(51)	(40)
Total debt and finance lease obligations	4,567	5,119
Less current portion	(18)	(18)
Long-term portion of debt and finance lease obligations	4,549	5,101
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

4.375% Senior Secured Notes due 2028
On August 20, 2020, QVC completed a registered debt offering for $500 million of the 4.375% Senior Secured Notes due 2028 (the "2028 Notes") at par. Interest on the 2028 Notes will be paid semi-annually in March and September, with payments commencing on March 1, 2021.

In connection with the offering of the 2028 Notes, QVC completed a cash tender offer (the "Tender Offer") to purchase any and all of its outstanding 5.125% Senior Secured Notes due 2022 (the "2022 Notes"). QVC also issued a notice of redemption exercising its right to optionally redeem any of the 2022 Notes that remained outstanding following the Tender Offer. As a result of the Tender Offer and the redemption, the Company recorded a loss on extinguishment of debt in the condensed consolidated statements of operations of $42 million for the three and nine months ended September 30, 2020.

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
QVC had $2.93 billion available under the terms of the Fourth Amended and Restated Credit Agreement as of September 30, 2020, including the portion available under the $400 million tranche that Zulily may also borrow on.
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
Interest Rate Swap Arrangements
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP. The swap arrangement expired in June 2019. In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of $3 million as of September 30, 2020, which was included in other long-term liabilities.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
Other Debt Related Information
QVC was in compliance with all of its debt covenants as of September 30, 2020.
The weighted average interest rate applicable to all of the outstanding debt (excluding finance leases) prior to amortization of bond discounts and related debt issuance costs was 5.0% as of September 30, 2020.

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
The components of lease cost for the three and nine months ended September 30, 2020 and 2019, were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Finance lease cost
Depreciation of leased assets	$5	6	15	16
Interest on lease liabilities	2	2	6	6
Total finance lease cost	7	8	21	22
Operating lease cost	9	8	29	22
Total lease cost	$16	16	50	44
The remaining weighted-average lease term and the weighted-average discount rate were as follows:

September 30, 2020
Weighted-average remaining lease term (years):
Finance leases	8.7
Operating leases	11.5
Weighted-average discount rate:
Finance leases	5.1%
Operating leases	6.0%

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
Supplemental balance sheet information related to leases was as follows:

(in millions)	September 30, 2020	December 31, 2019
Operating Leases:
Operating lease right-of-use assets	$216	214
Accrued liabilities	$23	28
Other long-term liabilities	192	190
Total operating lease liabilities	$215	218
Finance Leases:
Property and equipment	$272	282
Accumulated depreciation	(132)	(129)
Property and equipment, net	$140	153
Current portion of debt and finance lease obligations	$18	18
Long-term portion of debt and finance lease obligations	152	163
Total finance lease liabilities	$170	181
Supplemental cash flow information related to leases was as follows:

	Nine months ended September 30,
(in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$33	18
Operating cash flows from finance leases	6	6
Financing cash flows from finance leases	14	17
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	22	150
Finance leases	$—	—
Future payments under noncancelable operating leases and finance leases with initial terms of one year or more as of September 30, 2020 consisted of the following:

(in millions)	Finance leases	Operating leases	Total leases
Remainder of 2020	$7	10	17
2021	26	32	58
2022	25	28	53
2023	25	25	50
2024	23	23	46
Thereafter	109	185	294
Total lease payments	215	303	518
Less: imputed interest	(45)	(88)	(133)
Total lease liabilities	$170	215	385

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(7) Revenue

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended September 30, 2020			Nine months ended September 30, 2020
(in millions)	QxH	QVC-International	Total	QxH	QVC-International	Total
Home	$819	286	1,105	2,303	829	3,132
Beauty	297	168	465	910	499	1,409
Apparel	312	115	427	913	316	1,229
Accessories	219	67	286	676	188	864
Electronics	197	25	222	588	78	666
Jewelry	93	59	152	273	155	428
Other revenue	43	3	46	119	6	125
Total net revenue	$1,980	723	2,703	5,782	2,071	7,853

	Three months ended September 30, 2019			Nine months ended September 30, 2019
(in millions)	QxH	QVC-International	Total	QxH	QVC-International	Total
Home	$670	236	906	2,009	714	2,723
Beauty	303	161	464	915	462	1,377
Apparel	334	107	441	1,005	327	1,332
Accessories	199	63	262	667	190	857
Electronics	209	21	230	564	68	632
Jewelry	98	59	157	303	161	464
Other revenue	41	3	44	122	12	134
Total net revenue	$1,854	650	2,504	5,585	1,934	7,519

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

Revenue Recognition

For each of the three and nine months ended September 30, 2020 and 2019, revenue is recognized when obligations with our customers are satisfied; generally this occurs at the time of shipment to our customers consistent with when control of the shipped product passes. The recognized revenue reflects the consideration we expect to receive in exchange for transferring goods, net of allowances for returns.

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
For the three months ended September 30, 2020 and 2019, the Company recorded a tax provision of $80 million and $79 million, respectively, which represented an effective tax rate of 28.2% and 29.6%, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded a tax provision of $232 million and $238 million, respectively, which represented an effective tax rate of 28.9% and 28.7%, respectively. The 2020 rate differs from the U.S. federal income tax rate of 21% due primarily to state and foreign tax expenses and a valuation allowance established for excess U.S. foreign tax credits. The 2020 effective tax rate has decreased from the prior year for the three months ended September 30, 2020 primarily due to decreases in other federal tax adjustments offset by increases in state tax expense. The 2020 effective tax rate has increased from the prior year for the nine months ended September 30, 2020 primarily due to increases in state tax expense in the current year.

The Company participates in a consolidated federal return filing with Qurate Retail. As of September 30, 2020, the Company's tax years through 2015 are closed for federal income tax purposes, and the Internal Revenue Service ("IRS") has completed its examination of the Company's 2016, 2017 and 2018 tax years. The Company's 2019 and 2020 tax years are being examined currently as part of the Qurate Retail consolidated return under the IRS's Compliance Assurance Process program. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of September 30, 2020, the Company was under examination in the states of Pennsylvania and California, New York City, and in the U.K.

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
The amounts of the tax-related balance payable (receivable) due to (from) Qurate Retail as of September 30, 2020 and December 31, 2019 were $19 million and $(7) million, respectively, and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.

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
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at September 30, 2020 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$192	192	—	—
Long-term liabilities:
Long-term debt excluding finance lease obligations (note 5)	4,481	666	3,815	—
Interest rate swap arrangements (note 5)	3	—	3	—

		Fair value measurements at December 31, 2019 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$272	272	—	—
Interest rate swap arrangements (note 5)	—	—	—	—
Long-term liabilities:
Long-term debt excluding finance lease obligations (note 5)	5,116	760	4,356	—
Interest rate swap arrangements (note 5)	—	—	—	—
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
For the three and nine months ended September 30, 2020 and 2019, QVC identified QxH and QVC-International as its two reportable segments. Both operating segments are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the Internet and mobile applications in certain markets.
Performance measures

	Three months ended September 30,				Nine months ended September 30,
	2020		2019		2020		2019
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QxH	$1,980	380	1,854	346	5,782	1,061	5,585	1,093
QVC-International	723	132	650	106	2,071	348	1,934	313
Consolidated QVC	$2,703	512	2,504	452	7,853	1,409	7,519	1,406
Other information

	Three months ended September 30,				Nine months ended September 30,
	2020		2019		2020		2019
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QxH	$31	66	29	65	89	204	85	201
QVC-International	14	3	14	4	42	9	58	10
Consolidated QVC	$45	69	43	69	131	213	143	211

	September 30, 2020
(in millions)	Total assets	Capital expenditures	Property and equipment, net
QxH	$11,813	121	767
QVC-International	2,294	19	395
Consolidated QVC	$14,107	140	1,162

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
The following table provides a reconciliation of Adjusted OIBDA to operating income and income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Adjusted OIBDA	$512	452	1,409	1,406
Transaction related costs	—	—	—	(1)
Stock-based compensation	(10)	(10)	(26)	(30)
Depreciation and amortization	(114)	(112)	(344)	(354)
Operating income	388	330	1,039	1,021
Equity in earnings (losses) of investee	1	—	(1)	(1)
Gains (losses) on financial instruments	1	(2)	(3)	(5)
Interest expense, net	(65)	(61)	(194)	(182)
Foreign currency gain (loss)	1	—	3	(3)
Loss on extinguishment of debt	(42)	—	(42)	—
Income before income taxes	$284	267	802	830

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(12) Other Comprehensive Income
The change in the component of accumulated other comprehensive loss, net of taxes ("AOCL"), is summarized as follows:

(in millions)	Foreign currency translation adjustments	AOCL
Balance at January 1, 2020	$(144)	(144)
Other comprehensive income attributable to QVC, Inc. stockholder	41	41
Balance at September 30, 2020	(103)	(103)

Balance at January 1, 2019	$(144)	(144)
Other comprehensive loss attributable to QVC, Inc. stockholder	(30)	(30)
Balance at September 30, 2019	(174)	(174)
The component of other comprehensive income is reflected in QVC's condensed consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive loss:

(in millions)	Before-tax amount	Tax benefit (expense)	Net-of-tax amount
Three months ended September 30, 2020
Foreign currency translation adjustments	$50	(1)	49
Other comprehensive income	50	(1)	49

Three months ended September 30, 2019
Foreign currency translation adjustments	$(37)	1	(36)
Other comprehensive loss	(37)	1	(36)

Nine months ended September 30, 2020
Foreign currency translation adjustments	$48	(3)	45
Other comprehensive income	48	(3)	45

Nine months ended September 30, 2019
Foreign currency translation adjustments	$(29)	1	(28)
Other comprehensive loss	(29)	1	(28)

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
•changes in tariffs, trade policy and trade relations and the United Kingdom's ("U.K.") exit from the European Union (“Brexit”);
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
For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 10-K") and Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and the 2019 10-K.
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

The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the nine months ended September 30, 2020 and 2019, QVC-Japan paid dividends to Mitsui of $46 million and $34 million, respectively.

The Company also has a joint venture with CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR''). The Company owns a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS operates a retail business in China through a shopping television channel with an associated website. This joint venture is accounted for as an equity method investment recorded as equity in earnings (losses) of investee in the condensed consolidated statements of operations.
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
During each of the nine months ended September 30, 2020 and 2019, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. QVC allocated expenses of $6 million and $5 million to Zulily for the nine months ended September 30, 2020 and 2019, respectively. Zulily allocated expenses of $8 million and $7 million to QVC for the nine months ended September 30, 2020 and 2019, respectively.
In September 2020, QVC and Zulily executed a Master Promissory Note ("Promissory Note") whereby Zulily may borrow up to $100 million at a variable interest rate equal to the LIBOR rate plus an applicable margin rate. The Promissory Note matures in September 2030. As of September 30, 2020, there were no borrowings on the Promissory Note.
During each of the nine months ended September 30, 2020 and 2019, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $18 million and $20 million to CBI for the nine months ended September 30, 2020 and 2019, respectively. CBI allocated expenses of $1 million to QVC for each of the nine months ended September 30, 2020 and 2019. CBI also repaid a $29 million note receivable to QVC during the nine months ended September 30, 2019.
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

QVC's future net revenue growth will primarily depend on sales growth from e-commerce, mobile platforms, and applications via streaming video, additions of new customers from households already receiving QVC's televised programming and increased spending from existing customers. QVC's future net revenue may also be affected by (i) the willingness of cable television and direct-to-home satellite system operators to continue carrying QVC's programming service; (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult due to governmental action or from distributors converting analog customers to digital; (iii) changes in television viewing habits because of video-on-demand technologies and Internet video services; (iv) QVC's ability to source new and compelling products; and (v) general economic conditions.

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

The Brexit process and negotiations have created political and economic uncertainty, particularly in the U.K. and the E.U., and this uncertainty may last for years. On June 23, 2016, the U.K. held a referendum in which voters approved, on an advisory basis, an exit from the E.U. The U.K. formally left the E.U. on January 31, 2020. This has resulted in a transition period during which the E.U.-U.K. trade relationship will not change, and the U.K. will remain part of the E.U. Customs Union and Single Market, subject to all E.U. trade law. During the transition period, the E.U. and the U.K. will negotiate their new economic and security relationship, including a new agreement on trade. The deadline for extending the transition period has now passed and the transition period will last until December 31, 2020. A “no deal” outcome on trade remains a possibility if the E.U. and the U.K. fail to conclude a new trade agreement before December 31, 2020. In that case, with effect from January 1, 2021, the basis for E.U.-U.K. trade would automatically default to World Trade Organization terms. The potential impacts, if any, of the considerable uncertainty relating to Brexit or the resulting terms of the new economic and security relationship between the U.K. and the E.U. on the free movement of goods, services, people and capital between the U.K. and the E.U., customer behavior, economic conditions, interest rates, currency exchange rates, availability of capital or other matters are unclear. Our business could be affected with respect to these matters during this period of uncertainty, and perhaps longer, depending on the resulting terms. In particular, our business could be negatively affected by new trade agreements between the U.K. and other countries, including the U.S., and by the possible imposition of trade or other regulatory barriers in the U.K. which could result in shipping delays and the shortage of products sold by our business. Additionally, the U.K. economy and consumer demand in the U.K., including for our products, could be negatively impacted. Further, various geopolitical forces related to Brexit may impact the global economy, the European economy and our business, including, for example, due to other E.U. member states where we have operations proposing referendums to, or electing to, exit the E.U. These possible negative impacts, and others resulting from the U.K.’s withdrawal from the E.U., may adversely affect our operating results.

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

In December 2019, the COVID-19 pandemic was reported to have surfaced in Wuhan, China and has subsequently spread across the globe, including all of the countries in which QVC operates. As a result of the spread of the virus, certain local governmental agencies have imposed travel restrictions and imposed local quarantines or stay at home restrictions to contain the spread, which has caused a significant disruption to most sectors of the economy. In response to these stay at home restrictions, QVC has mandated that non-essential employees work from home and has reduced the number of employees who are allowed on its production set and has implemented increased cleaning protocols, social distancing measures and temperature screenings for those employees who enter into certain facilities. In some cases, the move to a work from home arrangement for our non-essential employees will be permanent, which may result in the reduction of office space. We have also mandated that all essential employees who do not feel comfortable coming to work will not be required to do so. As a result of these resource constraints, QVC included fewer hours of live programming on some of its secondary channels and has experienced some delays in shipping at certain fulfillment centers. In certain markets, QVC temporarily increased the wages and salaries for those employees deemed essential who do not have the ability to work from home, including production and fulfillment center employees. The total increase in wages and salaries of $8 million was recorded during the second quarter of 2020 and is primarily recorded in cost of goods sold for the nine months ended September 30, 2020. QVC has also paid a one-time work from home allowance to its employees during the second quarter of 2020 totaling $4 million, which is primarily recorded in selling, general and administrative expenses for the nine months ended September 30, 2020. While the temporary increase in wages and salaries has been terminated in most of our facilities, the inability to control the spread of COVID-19, or the expansion or extension of these stay at home restrictions could negatively impact our results in the future.

The stay at home restrictions imposed in response to COVID-19 required many traditional brick and mortar retailers to temporarily close their stores, but allowed distance retailers, including QVC, to continue operating. As a result, beginning at the end of March 2020, we observed an increase in new customers and an increase in demand for certain categories, such as home.

As a result, for the nine months ended September 30, 2020, management has increased the amounts of certain estimated reserves including, but not limited to, uncollectible receivables in anticipation of higher defaults by customers billed through our installment payment option and inventory obsolescence due to decreased demand for certain categories, such as apparel. Management's estimates may change, however, as new events occur and additional information is obtained, and any such changes will be recognized in the consolidated financial statements.

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

In July 2020, QVC implemented a planned workforce reduction with the goal of making the organizational structure streamlined and more efficient. As part of the workforce reduction, QVC has decided to eliminate live hours on QVC2 in the U.S. and other secondary channels within the various markets. As a result, QVC recorded $2 million and $18 million of severance expense during the three and nine months ended September 30, 2020, which is recorded in selling, general and administrative expense.

Results of Operations
QVC's operating results were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Net revenue	$2,703	2,504	7,853	7,519
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,722	1,615	5,041	4,803
Operating	184	181	548	537
Selling, general and administrative, excluding transaction related costs and stock-based compensation	285	256	855	773
Adjusted OIBDA (defined below)	512	452	1,409	1,406
Transaction related costs	—	—	—	1
Stock-based compensation	10	10	26	30
Depreciation	45	43	131	143
Amortization	69	69	213	211
Operating income	388	330	1,039	1,021
Other (expense) income:
Equity in earnings (losses) of investee	1	—	(1)	(1)
Gains (losses) on financial instruments	1	(2)	(3)	(5)
Interest expense, net	(65)	(61)	(194)	(182)
Foreign currency gain (loss)	1	—	3	(3)
Loss on extinguishment of debt	(42)	—	(42)	—
	(104)	(63)	(237)	(191)
Income before income taxes	284	267	802	830
Income tax expense	(80)	(79)	(232)	(238)
Net income	204	188	570	592
Less net income attributable to the noncontrolling interest	(15)	(14)	(41)	(36)
Net income attributable to QVC, Inc. stockholder	$189	174	529	556
Net revenue
Net revenue by segment was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
QxH	$1,980	1,854	5,782	5,585
QVC-International	723	650	2,071	1,934
Consolidated QVC	$2,703	2,504	7,853	7,519
QVC's consolidated net revenue increased 7.9% and 4.4% for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in the prior year. The three month increase in net revenue is primarily due to a 6.6% increase in units shipped, a $45 million decrease in estimated product returns, primarily driven by QxH, a $27 million increase in shipping and handling revenue across all markets except Japan and $24 million in favorable foreign exchange rates, which was partially offset by a 2.8% decline in average selling price per unit ("ASP"), primarily at QxH. The nine months increase in net revenue is primarily due to a 3.4% increase in units shipped, a $105 million decrease in estimated product returns, primarily driven by QxH, a $23 million increase in shipping and handling revenue across all markets except Italy and $11 million in favorable foreign exchange rates, which was partially offset by a 1% decline in ASP.

During the three and nine months ended September 30, 2020 and 2019, the changes in revenue and expenses were affected by changes in the exchange rates for the U.K. Pound Sterling, the Euro and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
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
The percentage change in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended September 30, 2020			Nine months ended September 30, 2020
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	6.8%	—%	6.8%	3.5%	—%	3.5%
QVC-International	11.2%	3.5%	7.7%	7.1%	0.5%	6.6%
QxH net revenue growth for the three months ended September 30, 2020 was primarily due to a 6.7% increase in units shipped, a $40 million decrease in estimated product returns and an $18 million increase in shipping and handling revenue, which was partially offset by a 3.3% decline in ASP. For the three months ended September 30, 2020, QxH experienced shipped sales growth in home and accessories with declines in all other categories. For the nine months ended September 30, 2020, QxH net revenue increased due to a 2.8% increase in units shipped, a $100 million decrease in estimated product returns and a $13 million increase in shipping and handling revenue, partially offset by a 1.3% decline in ASP. For the nine months ended September 30, 2020, QxH experienced shipped sales growth in home, electronics and accessories with declines in all other categories. The decrease in estimated product returns for both comparable periods was primarily driven by a shift in product mix to lower return rate categories, partially offset by an increase in sales volume. The increase in shipping and handling revenue for both comparable periods was primarily driven by the increase in units shipped.
QVC-International net revenue growth in constant currency for the three months ended September 30, 2020 was primarily due to an 6.6% increase in units shipped, driven by increases in units shipped across all markets, partially offset by a 1.5% decline in ASP, driven by ASP declines in Japan and Italy. For the three months ended September 30, 2020, QVC-International experienced shipped sales growth in constant currency in all categories except jewelry. QVC-International net revenue growth in constant currency for the nine months ended September 30, 2020 was primarily due to a 4.6% increase in units shipped, driven by increases in units shipped across all markets and a 0.5% increase in ASP, driven by ASP increases in Germany and the U.K. For the nine months ended September 30, 2020, QVC-International experienced shipped sales growth in constant currency in home, beauty and electronics with declines in all other categories.
Cost of goods sold (excluding depreciation and amortization)
QVC's cost of goods sold as a percentage of net revenue was 63.7% and 64.2% for the three and nine months ended September 30, 2020, respectively, compared to 64.5% and 63.9% for the three and nine months ended September 30, 2019, respectively. The decrease in cost of goods sold as a percentage of revenue for the three months ended September 30, 2020 is primarily due to strategic promotional and pricing initiatives, which decreased product costs as a percentage of net revenue across QxH, the U.K. and Germany, which was partially offset by increased freight and obsolescence charges at QxH. The increase in cost of goods sold as a percentage of revenue for the nine months ended September 30, 2020 is primarily due to increased freight and obsolescence charges at QxH.

Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses increased $3 million and $11 million for the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019. The three month increase is primarily due to an increase in customer service expenses primarily at QxH partially offset by lower commissions at QxH and Germany. The nine month increase is primarily due to an increase in customer service expenses and an increase in credit card fees at QxH partially offset by lower commissions at QxH. The increase in credit card fees for the nine months is primarily due to increased sales during the periods and lower sales penetration of our U.S. Private Label Credit Cards, which do not charge credit card fees. The decrease in commissions for both comparable periods is primarily due to increased digital penetration.

Selling, general and administrative expenses (excluding transaction related costs and stock-based compensation)
QVC's selling, general, and administrative expenses (excluding transaction related costs as defined below and stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, and marketing and advertising expenses. Such expenses increased $29 million and $82 million for the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019. As a percentage of net revenue, such expenses were 10.5% and 10.9% for the three and nine months ended September 30, 2020, respectively, and were 10.2% and 10.3% for the three and nine months ended September 30, 2019, respectively.
For the three months ended September 30, 2020, the increase was primarily due to a $35 million increase in personnel costs across all markets, an $8 million increase in marketing primarily at QxH and a $3 million increase due to unfavorable exchange rates. The increases were partially offset by a $13 million decrease in credit losses, primarily at QxH, a $5 million decrease in outside services primarily at QxH and a $3 million decrease in travel expenses across all markets. For the nine months ended September 30, 2020, the increase was primarily due to a $65 million increase in personnel costs across all markets and a $26 million increase in marketing primarily at QxH. These increases were partially offset by a $7 million decrease in travel expenses across all markets and a $4 million decrease in outside services primarily at QxH. The increase related to personnel costs for the three and nine months ended September 30, 2020 was primarily due to an increase to our estimated incentive pay across all markets. Additionally, the nine month increase was impacted by increased severance and a work from home allowance as a result of COVID-19, which was partially offset by the closure of our operations in France in 2019. The decrease to estimated credit losses for the three months ended September 30, 2020 was due to favorable adjustments based on actual collections and the release of the additional credit loss reserve that was recorded during the first and second quarters of 2020 as a result of the additional risk due to COVID-19. The decrease in travel expenses for both comparable periods was primarily due to less travel as a result of COVID-19.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $10 million and $26 million of stock-based compensation expense for the three and nine months ended September 30, 2020, respectively, and recorded $10 million and $30 million of stock-based compensation expense for the three and nine months ended September 30, 2019, respectively. The decrease in stock compensation expense for the nine months ended September 30, 2020 is primarily related to certain officers not reaching performance targets for restricted stock units.

Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Affiliate agreements	$1	1	2	3
Customer relationships	13	13	38	37
Other technology	3	3	10	11
Acquisition related amortization	17	17	50	51
Property and equipment	45	43	131	143
Software amortization	20	20	63	64
Channel placement amortization and related expenses	32	32	100	96
Total depreciation and amortization	$114	112	344	354
For the nine months ended September 30, 2020, property and equipment depreciation decreased primarily due to the disposition of assets in France in the second quarter of 2019.
Equity in earnings (losses) of investee
The earnings (loss) that was associated with our joint venture in China is accounted for as an equity method investment.
Interest expense, net
For the three and nine months ended September 30, 2020, consolidated interest expense, net increased $4 million and $12 million, respectively, as compared to the corresponding periods in the prior year. The increases for both the three and nine months ended September 30, 2020 are primarily related to refinancing our borrowings on our senior secured credit facility with newly issued senior secured notes, which have higher interest rates, partially offset by lower outstanding debt balances due to repayment of amounts outstanding on the senior secured credit facility.
Foreign currency gain (loss)
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2020, the change in foreign currency loss was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.
Income taxes
Our effective tax rate was 28.2% and 28.9% for the three and nine months ended September 30, 2020, respectively, compared to an effective tax rate of 29.6% and 28.7% for the three and nine months ended September 30, 2019, respectively. The 2020 rate differs from the U.S. federal income tax rate of 21% due primarily to state and foreign tax expenses, and valuation allowances established for excess U.S. foreign tax credits. The 2020 effective tax rate has decreased from the prior year for the three months ended September 30, 2020 primarily due to decreases in other federal tax adjustments offset by increases in state tax expense. The 2020 effective tax rate has increased from the prior year for the nine months ended September 30, 2020 primarily due to increases in state tax expense in the current year.

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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Operating income	$388	330	1,039	1,021
Depreciation and amortization	114	112	344	354
Stock-based compensation	10	10	26	30
Transaction related costs	—	—	—	1
Adjusted OIBDA	$512	452	1,409	1,406
QVC Adjusted OIBDA increased by $60 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase is comprised of a $34 million increase in QxH and a $26 million increase QVC-International.
QVC Adjusted OIBDA increased by $3 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase is comprised of a $35 million increase in QVC-International partially offset by a $32 million decrease in QxH. The increase in QVC-International was partially impacted due to the closure of operations in France in 2019. There were no Adjusted OIBDA losses related to France for the nine months ended September 30, 2020 and Adjusted OIBDA losses were $6 million for the nine months ended September 30, 2019.
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
As of September 30, 2020, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.

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

4.375% Senior Secured Notes due 2028
On August 20, 2020, QVC completed a registered debt offering for $500 million of the 4.375% Senior Secured Notes due 2028 (the "2028 Notes") at par. Interest on the 2028 Notes will be paid semi-annually in March and September, with payments commencing on March 1, 2021. The proceeds were used to purchase in a cash tender offer (the "Tender Offer") the outstanding $500 million of 5.125% Senior Secured Notes due 2022 (the "2022 Notes"). QVC also issued a notice of redemption exercising its right to optionally redeem any of the 2022 Notes that remained outstanding following the Tender Offer. As a result of the Tender Offer and the redemption, the Company recorded a loss on extinguishment of debt in the condensed consolidated statements of operations of $42 million for both the three and nine months ended September 30, 2020.

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
QVC had $2.93 billion available under the terms of the Fourth Amended and Restated Credit Agreement as of September 30, 2020, including the portion available under the $400 million tranche that Zulily may also borrow on.
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

Summarized financial information for the year-to-date interim period and the most recent annual period was as follows:

Combined Parent-QVC, Inc. and Subsidiary Guarantors
September 30, 2020
Current assets	$2,118
Intercompany payable to non-guarantor subsidiaries	(1,236)
Noncurrent assets	9,143
Current liabilities	1,334
Noncurrent liabilities	5,326

Combined Parent-QVC, Inc. and Subsidiary Guarantors
December 31, 2019
Current assets	$2,809
Intercompany receivable from non-guarantor subsidiaries	1,175
Noncurrent assets	9,276
Current liabilities	1,374
Noncurrent liabilities	5,837

Combined Parent-QVC, Inc. and Subsidiary Guarantors
Nine months ended September 30, 2020
Net revenue	$6,525
Net revenue less cost of goods sold	2,775
Income before taxes	593
Net income	570
Net income attributable to QVC, Inc. Stockholder	529

Combined Parent-QVC, Inc. and Subsidiary Guarantors
Year ended December 31, 2019
Net revenue	$9,328
Net revenue less cost of goods sold	3,858
Income before taxes	876
Net income	817
Net income attributable to QVC, Inc. Stockholder	767

Other Debt Related Information
QVC was in compliance with all of its debt covenants as of September 30, 2020.
There are no restrictions under the debt agreements on QVC's ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or the Fourth Amended and Restated Credit Agreement, and QVC's consolidated leverage ratio, and a Combined Consolidated Leverage Ratio for both QVC and Zulily, would be no greater than 3.5 to 1.0. As a result, Qurate Retail will, in many instances, be permitted to rely on QVC's cash flow for servicing Qurate Retail's debt and for other purposes, including repurchases of Qurate Retail's common stock, paying dividends to Qurate Retail's shareholders, including quarterly cash dividends to holders of Qurate Retail's Series A Cumulative Redeemable Preferred Stock (Nasdaq: QRTEP), or to fund acquisitions or other operational requirements of Qurate Retail and its subsidiaries. These events may increase accumulated deficit or require QVC to borrow under the Fourth Amended and Restated Credit Agreement, increasing QVC's leverage and decreasing liquidity. QVC has made significant distributions to Qurate Retail in the past. During the second quarter of 2020, QVC sent an $80 million dividend to Qurate Retail, which in turn sent a capital contribution of $80 million to Zulily in order to pay down Zulily's borrowings under the senior secured credit facility.
Interest Rate Swap Arrangements
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP. The swap arrangement expired in June 2019. In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of $3 million as of September 30, 2020, which was included in other long-term liabilities.
On December 31, 2018, QVC entered into a thirteen month interest rate swap arrangement that effectively converted $250 million of its variable rate bank credit facility to a fixed rate of 1.05%, which expired in January of 2020.

Additional Cash Flow Information
During the nine months ended September 30, 2020, QVC's primary uses of cash were $1,230 million of principal payments of the senior secured credit facility and finance lease obligations, $845 million of dividends to Qurate Retail, $541 million of principal payment and premium of senior secured notes, $181 million of capital and television distribution rights expenditures and $46 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,680 million of cash provided by operating activities, $1,075 million of proceeds from issuance of senior secured notes and $112 million of principal borrowings from the senior secured credit facility. As of September 30, 2020, QVC's cash, cash equivalents and restricted cash balance was $582 million.
During the nine months ended September 30, 2019, QVC's primary uses of cash were $1,648 million of principal payments on debt and finance lease obligations, $698 million of dividends to Qurate Retail, $400 million of principal repayments of our senior secured notes, $353 million of capital and television distribution rights expenditures and $34 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $2,061 million of principal borrowings from the senior secured credit facility, a $50 million capital contribution from Qurate Retail and $1,018 million of cash provided by operating activities. As of September 30, 2019, QVC's cash, cash equivalents balance and restricted cash was $559 million.
The change in cash provided by operating activities for the nine months ended September 30, 2020 compared to the previous year was primarily due to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms, which have been extended in 2020, and fluctuations in foreign exchange rates.
As of September 30, 2020, $306 million of the $582 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 63% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
Other
Capital expenditures in 2020 are expected to be between $235 and $245 million, including $140 million already expended for the nine months ended September 30, 2020. This range of annual spend includes a planned reduction of capital spending as a result of COVID-19.
Refer to the chart under the "Off-balance Sheet Arrangements and Aggregate Contractual Obligations" section below for additional information concerning the amount and timing of expected future payments under QVC's contractual obligations as of September 30, 2020.
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

Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations as of September 30, 2020 is summarized below:

	Payments due by period
(in millions)	Remainder of 2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt (1)	$—	—	—	750	600	3,100	4,450
Interest payments (2)	28	233	231	214	177	2,705	3,588
Finance lease obligations (including imputed interest)	7	26	25	25	23	109	215
Operating lease obligations	$10	32	28	25	23	185	303
(1) Amounts exclude Finance lease obligations and the issue discounts on the 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
(2) Amounts (i) are based on the terms of our senior secured notes, (ii) assumes that our existing debt is repaid at maturity and (iii) excludes finance lease obligations.
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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at September 30, 2020:

(in millions, except percentages)	Remainder of 2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Fixed rate debt (1) (2)	$—	—	—	750	600	3,100	4,450	4,481
Weighted average interest rate on fixed rate debt	—%	—%	—%	4.4%	4.9%	5.2%	5.0%	N/A
Variable rate debt	$—	—	—	—	—	—	—	—
Average interest rate on variable rate debt	—%	—%	—%	—%	—%	—%	—%	N/A
(1) Amounts exclude finance lease obligations and the issue discounts on the 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
(2) Amounts exclude impact related to interest rate swaps, which we have discussed further below.
N/A - Not applicable.
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP. The swap arrangement expired in June 2019. In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million. The new swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of approximately $3 million as of September 30, 2020, which was included in other long-term liabilities.

Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three and nine months ended September 30, 2020 would have been impacted by approximately $1 million and $4 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The Fourth Amended and Restated Credit Agreement provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of September 30, 2020, no borrowings in foreign currencies were outstanding.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2020 because of the material weakness in our internal control over financial reporting as discussed in more detail in the 2019 10-K. Management has continued to monitor the implementation of the remediation plan described in the 2019 10-K, as described below.

Changes in Internal Control Over Financial Reporting
During the third quarter of 2020, we continued to assess Information Technology system related risks and implement control improvements to alleviate the noted control deficiencies. Other than these items, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

In response to the material weakness identified in Management’s Report on Internal Control Over Financial Reporting as set forth in Part II, Item 9A in the 2019 10-K, the Company developed a plan with oversight from the Audit Committee of the Board of Directors of Qurate Retail to remediate the material weakness. The remediation efforts include the following:

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

PART II
Item 6. Exhibits
(a) Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1
Fourth Supplemental Indenture, dated August 20, 2020, by and among QVC, Inc., Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC, QVC Deutschland GP, Inc., HSN, Inc., HSNi, LLC, HSN Holding LLC, AST Sub, Inc., Home Shopping Network En Espanol, L.L.C., Home Shopping Network En Espanol, L.P., H.O.T. Networks Holdings (Delaware) LLC, HSN of Nevada LLC, Ingenious Designs LLC, NLG Merger Corp., Ventana Television, Inc., and Ventana Television Holdings, Inc., as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38654) as filed on August 20, 2020 (the “August 2020 Form 8-K”)).

4.2	Form of 4.375% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.3 to the August 2020 Form 8-K).
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32.1	Section 1350 Certification**
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*Filed herewith.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QVC, Inc.

Date: November 5, 2020	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2020	By:/s/ JEFFREY A. DAVIS
Jeffrey A. Davis
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)