Form 10-K
period 2020-12-31
QVC INC
filed 2021-02-26
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-38654

QVC, Inc.
(Exact name of Registrant as specified in its charter)
State of Delaware 23-2414041
(State or other jurisdiction of (I.R.S. Employer Identification incorporation or organization) Number)
1200 Wilson Drive
West Chester, Pennsylvania 19380
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (484) 701-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
6.375% Senior Secured Notes due 2067	QVCD	New York Stock Exchange
6.250% Senior Secured Notes due 2068	QVCC	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company  Emerging growth
☐ company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
None of the voting or non-voting common stock of the registrant is held by a non-affiliate of the registrant. There is no publicly traded market for any class of voting or non-voting common stock of the registrant. There is one holder of record of our equity, Qurate Retail Group, Inc., an indirect wholly-owned subsidiary of Qurate Retail, Inc.
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION I(2)

QVC, Inc.
2020 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business
Overview
QVC, Inc. and its consolidated subsidiaries (unless otherwise indicated or required by the context, the terms "we," "our," "us," the "Company," and "QVC" refer to QVC, Inc. and its consolidated subsidiaries) curates and sells a wide variety of consumer products via highly engaging, video-rich, interactive shopping experiences, distributed to approximately 218 million worldwide households each day (excluding our joint venture in China as discussed below in further detail) through our broadcast networks. We also reach audiences through our websites (including QVC.com, HSN.com and others); virtual multichannel video programming distributors (including Hulu + Live TV, AT&T TV and as of January 2021, YouTube TV); our applications via streaming video; Facebook Live, Roku, Apple TV, and Amazon Fire; mobile applications; our social pages and over-the-air broadcasters. We believe we are a global leader in video retailing, e-commerce, mobile commerce and social commerce, with operations based in the United States ("U.S."), Germany, Japan, the United Kingdom ("U.K."), and Italy.

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
For the year ended December 31, 2020, approximately 92% of QVC's worldwide shipped sales were from repeat and reactivated customers (i.e., customers who made a purchase from us during the prior twelve months and customers who previously made a purchase from us but not during the prior twelve months). In the same period, QVC attracted approximately 4.7 million new customers and the global e-commerce operation comprised $6.4 billion, or 56.2%, of QVC's consolidated net revenue for the year ended December 31, 2020.
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
We operate fifteen distribution centers and eight call centers worldwide. In 2020, our work force consisted of approximately 22,200 employees who handled approximately 115 million customer calls, shipped approximately 239 million units globally and served approximately 16.5 million unique customers. We believe our long-term relationships with major U.S. television distributors, including cable operators (e.g., Comcast, Charter Communications and Cox), satellite television providers (e.g., DISH Network and DIRECTV) and telecommunications companies (e.g., Verizon and AT&T), provide us with broad distribution, favorable channel positioning and significant competitive advantages. We believe that our significant market share, brand awareness, outstanding customer service, repeat customer base, flexible payments options, international reach and scalable infrastructure distinguish us from our competitors.
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
Operating segments
QVC has two reportable segments: QxH and QVC-International. These segments reflect the way the Company evaluates its business performance and manages its operations. For financial information about our operating segments, please refer to note 16 of our accompanying consolidated financial statements, as well as to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."
QxH
QxH's programming is distributed in the U.S., 20 hours per day of live programming, 364 days per year, to approximately 94 million television households and is distributed to approximately 99% of households subscribing to services offered by television distributors. QxH's televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full time basis, including the main QVC and HSN channels as well as the additional channels of QVC2, QVC3 and HSN2. These additional channels offer viewers access to a broader range of QxH programming options as well as more relevant programming for viewers in different time zones. QxH also has over-the-air broadcasting in designated U.S. markets that can be accessed by any household with a digital antenna in such markets, regardless of whether it subscribes to a paid television service. This allows QxH to reach customers who previously did not have access to the program through other television platforms.
QxH's programming is also available through QVC.com and HSN.com (our "Websites") as well as virtual multichannel video programming distributors (including Hulu + Live TV, AT&T TV and as of January 2021, YouTube TV); applications via streaming video; Facebook Live, Roku, Apple TV, and Amazon Fire; mobile applications; our social pages and over-the-air broadcasters (collectively, our "Digital Platforms"). Our Digital Platforms enable consumers to purchase goods offered on our broadcast programming along with a wide assortment of products that are available only on our Websites. Our Websites and other Digital Platforms are natural extensions of our business model, allowing customers to engage in our shopping experience wherever they are, with live or on-demand content customized to the device they are using. In addition, our Websites and mobile applications allow shoppers to browse, research, compare and perform targeted searches for products, read customer reviews, control the order-entry process and conveniently access their account. For the year ended December 31, 2020, approximately 85% of our new QxH customers made their first purchase through our digital platforms. QxH, including our Digital Platforms, contributed $8.5 billion, or 74%, of consolidated net revenue, $1,128 million of operating income and $1,547 million of Adjusted OIBDA (defined in note 16 to the accompanying notes to our consolidated financial statements) for the year ended December 31, 2020.
The table below illustrates QxH's digital sales growth since 2018:

	Years ended December 31,
(in millions)	2020	2019	2018
QxH digital platform revenue	$5,089	4,708	4,748
Total QxH net revenue	8,505	8,277	8,544
QxH digital platform % of total QxH net revenue	59.8%	56.9%	55.6%
QVC-International
Our international business brings the QVC shopping experience to approximately 124 million households outside the U.S., primarily in Germany, Austria, Japan, the U.K., the Republic of Ireland, and Italy. Similar to QxH, our international business engages customers via multiple platforms, including broadcast networks, websites, mobile applications and social pages. Our international product sourcing teams select products tailored to the interests of each local market. For the year ended December 31, 2020, our international operations, including our Digital platforms, generated $3.0 billion, or 26%, of consolidated net revenue, $439 million of operating income and $510 million of Adjusted OIBDA (defined in note 16 to the accompanying notes to our consolidated financial statements).

The table below illustrates QVC-International's digital sales growth since 2018:

	Years ended December 31,
(in millions)	2020	2019	2018
QVC - International digital platform revenue	$1,359	1,114	1,051
Total QVC - International net revenue	2,967	2,706	2,738
QVC - International digital platform % of total QVC - International net revenue	45.8%	41.2%	38.4%
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
Merchandise
We believe that our ability to combine product and programming helps us create competitive advantages over traditional brick-and-mortar and Internet retailers. We seek to offer our customers an assortment of compelling, high-quality products. In the U.S., the QVC and HSN brands present on average 632 products and 500 products, respectively, every week on our live programming, approximately 24.2% and 28.4%, respectively, of which have not been presented previously to our television audience. We offer customers high-quality and brand name products, presented in a creative, informative, entertaining and engaging style. We provide a differentiated shopping experience by offering customers the opportunity to experience not only the product being sold, but also the people and places behind that product, thereby enhancing their overall shopping experience.

Our global merchandise mix features: (i) home, (ii) beauty, (iii) apparel, (iv) accessories, (v) electronics and (vi) jewelry. Many of our brands are exclusive, while others are created by well-known designers. Our global sales mix is provided in the table below:

	Years ended December 31,
Product category	2020	2019	2018
Home	42%	38%	38%
Beauty	18%	18%	18%
Apparel	14%	16%	16%
Accessories	11%	11%	11%
Electronics	10%	11%	11%
Jewelry	5%	6%	6%
Total	100%	100%	100%
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
We purchase, or obtain on consignment, products from U.S. and foreign manufacturers and wholesalers, often on favorable terms based upon the volume of the transactions. We have attracted some of the world's most respected consumer brands as well as celebrities, entrepreneurs and designers to promote these brands. Brand leaders such as HP, Dooney & Bourke, Dyson, Skechers and Philosophy reach a broad audience while product representatives share the stories behind these brands. We have agreements with celebrities, entrepreneurs and designers such as Isaac Mizrahi, Curtis Stone and Giuliana Rancic enabling us to provide entertaining and engaging programming that develops a lifestyle bond with our customers. These celebrity personalities and product representatives often provide pre-appearance publicity for their QVC products on their own social pages and broadcast shows, enhancing demand during their QVC appearances. We present and promote across our networks, websites, mobile applications and social platforms, allowing shoppers to engage with us on multiple platforms and devices.
We do not depend on any single supplier or designer for a significant portion of our inventory purchases.
Distribution
QVC distributes its programmings via satellite and optical fiber, to cable television and direct-to-home satellite system operators for retransmission to its subscribers in the U.S., Germany, Japan, the U.K., Italy and neighboring countries. The Company also transmits its programmings over digital terrestrial broadcast television to viewers throughout Italy, Germany, and the U.K. and to viewers in certain geographic regions in the U.S. In the U.S., the Company uplinks its digital programming transmissions using a third party service or internal resources. The transmissions are uplinked to protected, non-preemptible transponders on U.S. satellites. "Protected" status means that, in the event of a transponder failure, QVC's signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, QVC's transponders cannot be preempted in favor of a user of a failed transponder, even another user with "protected status." The Company's international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on international satellites and terrestrial transmitters. QVC's transponder service agreements for the Company's U.S. transponders expire at the earlier of the end of the lives of the satellites or the service agreements. The service agreements for QxH expire between 2023 and 2025. The service agreements for QVC-International transponders and terrestrial transmitters expire between 2021 and 2029.

We continually seek to expand and enhance our broadcast and e-commerce platforms, as well as to further our international operations and multimedia capabilities. We offer native high definition ("HD") programming in addition to standard definition programming, which provides additional channel locations and allows us to utilize a typically wider screen with crisper and more colorful images to present a larger “storefront,” which we believe captures the attention of channel “surfers” and engages our customers. In the U.S., our HD programming reaches approximately 77 million households. We continue to develop and launch features to further enrich the viewing experience.
Affiliation agreements
QVC enters into long-term affiliation agreements with certain of our television distributors who downlink our programming and distribute the programming to their customers. Our affiliation agreements with QVC distributors have termination dates ranging from 2021 to 2024. Our ability to continue to sell products to our customers is dependent on our ability to maintain and renew these affiliation agreements in the future. Although we are typically successful in obtaining and renewing these agreements, we do not have distribution agreements with some of the distributors that carry our programming. We are currently providing programming without affiliation agreements to distributors representing approximately 6% of our QVC channel distribution and 1% of our HSN channel distribution. Some of our international programming may continue to be carried by distributors after the expiration dates on our affiliation agreements with them have passed.
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
Demographics of customers
We enjoy a very loyal customer base, as demonstrated by the fact that for the twelve months ended December 31, 2020, approximately 86% of our shipped sales came from repeat customers (i.e., customers who made a purchase from us during the prior twelve months), who spent an average of $1,327 each during this period. An additional 8% of shipped sales in that period came from new customers and the remaining 6% of shipped sales came from reactivated customers (i.e., customers who previously made a purchase from us, but not during the prior twelve months).
We experienced strong customer growth across all markets during 2020. Consolidated customer count increased by approximately 9% for the year ended December 31, 2020. On a trailing twelve month basis, total consolidated customers were approximately 16.5 million which includes 11.6 million QxH customers and 4.9 million QVC-International customers. We believe our core customer base represents an attractive demographic target market. Based on internal customer data for QxH, approximately 44% of our 11.6 million customers for the twelve months ended December 31, 2020 were women between the ages of 35 and 64.
We do not depend on any single customer for a significant portion of our revenue.
Order taking and fulfillment
We take a majority of our orders via our websites and via mobile applications on iPhone, iPad, Apple Watch, Android and other devices. QxH and QVC-International customers placed approximately 40% and 34%, respectively, of all orders directly through their mobile devices in 2020.

We have three customer contact centers in the US and five international customer contact centers that can direct calls, e-mail contacts and social contacts from one center to the other as volume mandates. Many markets also utilize home agents to handle calls, allowing staffing flexibility for peak hours. In addition, we utilize computerized interactive voice response order systems for telephonic orders, which handle approximately 25% of all orders taken on a worldwide basis. QxH has eleven distribution centers and QVC-International has four distribution centers. Our distribution centers and drop ship partners have shipped on average 463,000 units per day at QxH and 192,000 units per day for QVC-International during 2020. Refer to Item 2. "Properties" for further details.
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
We believe that QxH is a leader in video shopping, e-commerce, mobile commerce and social commerce by curating quality products at outstanding values, providing exceptional customer service, establishing favorable channel positioning and multiple touchpoints across digital platforms and generating repeat business from our core customer base and that it also compares favorably in terms of sales to general, non-video based retailers due to our extensive customer reach and efficient cost structure. QxH's closest video shopping competitor is ShopHQ and our international operations face similar competition in their respective markets, such as Jupiter Shop Channel in Japan, HSE (formerly referred to as HSE 24) in Germany, Austria, and Italy, and Ideal World in the U.K.
We also compete for access to customers and audience share with other providers of broadcast, digital and hard copy entertainment and content. The price and availability of other programming and the conversion to digital programming platforms may unfavorably affect the placement of our programming in the channel line-ups of our distributors, and may affect our ability to obtain distribution agreements with small cable distributors. Competition from other programming also affects the compensation that must be paid to distributors for carriage. Principal competitive factors for us include (i) value, quality and selection of merchandise; (ii) customer experience, including customer service and speed, cost and reliability of fulfillment and delivery services, and (iii) convenience and accessibility of sales channels.
Human Capital
Headcount. QVC employed approximately 22,200 full-time and part-time employees as of December 31, 2020, which includes 15,500 employees at QxH and 6,700 employees at QVC-International. Employment levels fluctuate due to seasonal factors affecting our business. Additionally, we utilize independent contractors and temporary staffing personnel to supplement our workforce, particularly on a seasonal basis. We consider our employee relations to be good and a key factor in our workforce strategy.

Diversity, Equity, & Inclusion ("DEI"). We are committed to fostering an inclusive culture that ensures fairness and a sense of belonging for every team member, business partner and customer experience we offer by leveraging diversity in all its forms to deliver on our promise to continuously exceed expectations. Our DEI commitments focus on the following areas: representation, leadership accountability, culture, consumers & marketplace, community impact and transparency. We serve a broad and diverse range of customers around the world and we strive to understand the lives they lead in order to deliver authentic customer experiences with meaningful curated products. For this reason we embrace the benefits that the diverse backgrounds, perspectives and experiences of our team members bring to our culture and the decisions we make. We aim to ensure that we consistently apply a lens of inclusion and equity in our processes and decisions relating to our team members, business partners, products, and customer experiences. We are taking steps to help team members discover new perspectives, build empathy, have critical conversations about race, and support each other. We have launched and expanded Team Member Resource Groups to promote team member connections, career development, community impact and consumer and marketplace growth. We are delivering our DEI training to all team members via online modules, videos, and e-learning experiences. We are also continuing our efforts to attract and grow diverse talent and suppliers, offer inclusive product assortments, and ensure broad representation in our marketing, digital, and on-air activities.

Team Member Engagement and Enablement. To improve team member engagement and enablement, we conduct an annual team member engagement survey and various pulse surveys throughout the year on topics such as company direction, leadership, culture, performance and rewards, and change management. The results of these surveys are used by management to improve the overall team member experience and retention, as well as help to inform our approach to company programs and practices.

Health and Safety. As a result of the spread of the novel coronavirus ("COVID-19"), most local, state and federal governmental agencies have imposed travel restrictions and local quarantines or stay at home restrictions to contain the spread. In an effort to minimize the risk of COVID-19 to our team members and the communities in which we operate, we mandated that all non-essential team members work from home. For team members who need to perform their jobs on-site, including our warehouse and studio production teams, we are taking precautions to protect their health and safety. We have reduced the number of people on-site to allow for more social distancing; we have limited visitors and we are screening all people who come into our sites; and we have elevated cleaning protocols in alignment with the recommended protocols from the Centers for Disease Control and Prevention. We are also taking measures to support our team members’ ability to make a living. In addition to offering flexible hours and expanding our work-at-home policy, we have made changes to our attendance policies and are offering additional paid time off options to support certain COVID-19 related absences. We are also focused on protecting the health and financial well-being of our team members. We expanded programs to support our team members, including alternative work arrangements to help families juggling competing work and personal challenges, greater access to home care help, added resources to support mental health, and paid special bonuses for many team members, among a number of other initiatives.

Government regulation
The manner in which we sell and promote merchandise and related claims and representations made in connection with these efforts is regulated by federal and state law. Some examples of regulatory agencies and regulations that affect the manner in which we sell and promote merchandise include the following:
•The Federal Trade Commission ("FTC") and the state attorneys general regulate the advertising of retail products and services offered for sale in the U.S., including the FTC's Guides Concerning the Use of Endorsements and Testimonials in Advertising and Guides for the Use of Environmental Marketing Claims.
•The Food and Drug Administration has specific regulations regarding claims that can be made about food products and regulates marketing claims that can be made for cosmetic beauty products, medical devices and over-the-counter drugs.
•The Environmental Protection Agency ("EPA") requires products that make certain types of claims, such as "anti-bacterial," to be registered with the EPA prior to making such claims.
•Each of the FTC's Telemarketing Sales Rules, the Federal Communication Commission's ("FCC") rules implementing the Telephone Consumer Protection Act and similar state laws, establish procedures that must be followed when telemarketing or placing particular types of calls to consumers.
•The Consumer Product Safety Commission has specific regulations regarding products that present unreasonable risks of injuries to consumers.

•Import and export laws, including U.S. economic sanction and embargo regulations, U.S. homeland security laws and regulations and other laws such as the U.S. anti-boycott law and U.S. export controls regulations.
•Comparable regulatory agencies and regulations in countries in which we have our non-U.S. operations.
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
FCC rules adopted pursuant to the Telecommunications Act of 1996 generally require closed captioning of the Company’s televised programming distributed on broadcast television stations, cable television systems, DBS and other MVPDs, with only limited exemptions. The FCC’s closed captioning rules applicable to televised programming initially placed closed captioning compliance obligations directly on the Company’s distributors, and are enforced with respect to the Company’s programming through its affiliation agreements with its distributors. Amendments to those rules adopted by the FCC in 2016 extend direct compliance responsibility, jointly with distributors, to video programmers such as the Company, impose certain registration and certification requirements on the Company, and subject the Company to new captioning complaint procedures. Certain aspects of these amended rules have not yet become effective.

Regulations adopted by the FCC pursuant to the Twenty-First Century Communications and Video Accessibility Act of 2010 impose captioning requirements on various types of programming distributed via Internet protocol ("IP") that was previously televised with captions. The Company is subject to the IP-captioning rules as a Video Programming Owner and as a Video Programming Distributor that distributes covered programming on its website and via mobile and video streaming platforms. In 2014, the FCC adopted closed captioning quality standards for televised programming distributed by the Company’s distributors. Although compliance obligations for the captioning quality standards are placed directly on the Company’s distributors, under the captioning quality rules, the Company’s distributors can demonstrate compliance with the quality rules by relying on a certification from programmers, such as the Company, that its programming satisfies the caption quality standards adopted by the FCC, that the programmer has adopted and follows captioning best practices for video programmers adopted by the FCC, or that its programming is exempt from captioning requirements. These closed captioning quality requirements took effect in March 2015. In the 2016 amendments to the closed captioning rules noted above, the FCC also extended direct responsibility for televised captioning quality to video programmers such as the Company. As a result of the foregoing changes and rules involving captioning of IP-delivered programming and captioning quality standards, QVC may incur additional costs and compliance obligations related to closed captioning of its programming.
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
Our online commerce businesses are subject to domestic and foreign laws governing the collection, use, retention, security and transfer of personally-identifiable information about their users. The enactment, interpretation and application of user data protection laws are in a state of flux, and the interpretation and application of such laws may vary from country to country. For example, the European Union’s ("E.U.") General Data Protection Regulation (“GDPR”), which established new data laws that give customers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information, took effect in May 2018. Further, in 2015, the Court of Justice of the E.U. invalidated the "Safe Harbor Framework," which had allowed companies to collect and process personal data in E.U. nations for use in the U.S. The E.U.-U.S. Privacy Shield, which replaced the Safe Harbor Framework, and became fully operational on August 1, 2016, provided a mechanism to comply with data protection requirements when transferring personal data from the E.U. to the U.S. On July 16, 2020, the Court of Justice of the E.U. invalidated the E.U.-U.S. Privacy Shield, and imposed new obligations on the use of Standard Contractual Clauses ("SCCs") - another key mechanism to allow data transfers between the U.S. and the E.U.. It is unclear when the U.S. and the E.U. will adopt a new data framework to replace the E.U.-U.S. Privacy Shield. The European Commission has proposed draft revised SCCs, which may be adopted in 2021. The European Commission proposed new regulations regarding privacy and electronic communications in 2017 which remain pending, including additional regulation of the Internet tracking tools known as "cookies." Finally, countries in other regions, most notably Asia, Eastern Europe and Latin America, are increasingly implementing new privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be enforced.

In the U.S., the FTC has proposed a privacy policy framework, and Congress may consider legislation that would require organizations that suffer a breach of security related to personal information to notify owners of such information. Many states have adopted laws requiring notification to users when there is a security breach affecting personal data, such as California's Information Practices Act. California also has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA took effect on January 1, 2020. The California Attorney General has issued implementation regulations and guidance regarding the law. In November 2020, California voters approved the California Privacy Rights Act of 2020 (“CPRA”), which amends and extends the CCPA and establishes the California

Privacy Protection Agency to implement and enforce consumer privacy laws. Most of the CPRA’s provisions become effective on January 1, 2023. Complying with these different national and state privacy requirements may cause us to incur substantial costs. In addition, we generally have and post on our websites privacy policies and practices regarding the collection, use and disclosure of user data. A failure to comply with such posted privacy policies or with the regulatory requirements of federal, state, or foreign privacy laws could result in proceedings or actions by governmental agencies or others (such as class action litigation) which could adversely affect our business.

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
QVC engages with Zulily, which has been a wholly-owned subsidiary of Qurate Retail since October 2015. Zulily is not part of the results of operations or financial position of QVC presented in this Form 10-K. QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives, and business advisory services. Refer to note 14 to the consolidated financial statements for further details.
On December 31, 2018, QVC amended and restated its senior secured credit facility (the "Fourth Amended and Restated Credit Agreement") which is a multi-currency facility that provides for a $2.95 billion revolving credit facility (see note 8 to the accompanying consolidated financial statements). The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or Zulily. Under the terms of the Fourth Amended and Restated Credit Agreement, QVC and Zulily are jointly and severally liable for all amounts borrowed on the $400 million tranche. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of Zulily. As of December 31, 2020, there were no borrowings by Zulily on the $400 million tranche of the senior secured credit facility.

In September 2020, QVC and Zulily executed a Master Promissory Note ("Promissory Note") whereby Zulily may borrow up to $100 million at a variable interest rate equal to the London Interbank Offered Rate ("LIBOR") rate plus an applicable margin rate. The Promissory Note matures in September 2030. As of December 31, 2020, there were no borrowings on the Promissory Note.
On October 17, 2018, QRG announced a series of initiatives designed to better position its QxH business (“QRG Initiatives”). As part of the QRG Initiatives, QVC will close its fulfillment centers in Lancaster, Pennsylvania and Roanoke, Virginia and has entered into an agreement to lease a new fulfillment center in Bethlehem, Pennsylvania, which commenced in 2019 (see note 9 to the accompanying consolidated financial statements). QVC recorded transaction related costs of $1 million and $60 million during the years ended December 31, 2019 and 2018, respectively, which primarily related to severance, other QRG Initiatives and the closure of operations in France as discussed below. No transaction related costs were recorded during the year ended December 31, 2020.
In the fourth quarter of 2018, QVC recorded a charge related to the potential closure of its operations in France. For the year ended December 31, 2018, QVC recorded $9 million in severance expenses, which is included in transaction related costs (see note 16 to the accompanying consolidated financial statements), and $4 million in inventory obsolescence related to these exit activities. No material severance or inventory obsolescence expenses related to these exit activities were recorded during 2019 or 2020. The formal announcement to execute the closure was made in March 2019 and broadcasting for QVC in France was subsequently terminated on March 13, 2019.
QVC engages with CBI, which is a wholly owned subsidiary of Qurate Retail and prior to the common control transaction between QVC and Qurate Retail, included as part of HSN. CBI is not part of the results of operations or financial position of QVC presented in the accompanying consolidated financial statements. During the year ended December 31, 2020, QVC and CBI engaged in multiple transactions relating to sourcing of merchandise, personnel and business advisory services. Refer to note 14 to the accompanying consolidated financial statements for further details.
On December 30, 2020, the Company and Liberty Interactive LLC ("LIC") completed an internal realignment of the Company's global finance structure that resulted in a common control transaction with Qurate Retail. As part of this realignment and upon entering into a payment agreement, QVC Global Corporate Holdings, LLC, a subsidiary of the Company, became the primary co- obligor on LIC’s 3.5% Senior Exchangeable Debentures Due 2031 (the “MSI Exchangeables”), which allows the MSI Exchangeables to be serviced directly by cash generated from the Company’s foreign operations (see note 8 to the accompanying consolidated financial statements). Concurrently, LIC issued a promissory note to the Company with an initial face amount of $1.8 billion, a stated interest rate of 0.48%, payable annually, and a maturity of December 29, 2029.
We are a "close corporation" under Delaware law and, as such, our stockholder, rather than a board of directors, manages our business. Since our stockholder is an indirect wholly owned subsidiary of Qurate Retail, certain aspects of our management, including the approval of significant corporate transactions such as a change of control, are controlled by Qurate Retail, rather than an independent governing body. Our Chief Executive Officer and President, Michael A. George, also became president and chief executive officer of Qurate Retail during 2018. As previously announced, Mr. George intends to retire on December 31, 2021. Although a search is underway for Mr. George’s successor, no assurance can be given as to when a suitable replacement will be found.

Qurate Retail's interests may not coincide with our interests or yours and Qurate Retail may cause us to enter into transactions or agreements with related parties or approve corporate actions that could involve conflicts of interest. For example, Qurate Retail's dependence on our cash flow for servicing its debt and for other purposes is likely to result in our payment of large dividends to Qurate Retail, which may increase our leverage and decrease our liquidity. We paid $1,184 million, $879 million, and $367 million of dividends to Qurate Retail during the years ended December 31, 2020, 2019, and 2018, respectively. See also Item 1A. "Risk Factors."
* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; COVID-19; QRG Initiatives; capital expenditures; revenue growth; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; repayment of debt; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:
•the impact of the COVID-19 pandemic and local, state and federal governmental responses to the pandemic on the economy, our customers, our vendors and our businesses generally;
•customer demand for our products and services and our ability to attract new customers and retain existing customers by anticipating customer demand and adapting to changes in demand;
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
•our ability to effectively manage our installment sales plans and revolving credit card programs;
•the cost and ability of shipping companies, manufacturers, suppliers, digital marketing channels and vendors to deliver products, equipment, software and services;
•the outcome of any pending or threatened litigation;
•availability of qualified personnel;
•the impact of the seasonality of our business;
•changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings;
•changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;
•domestic and international economic and business conditions and industry trends;
•changes in tariffs, trade policy and trade relations and the U.K.'s exit from the E.U. (“Brexit”);
•changes in trade policy and trade relations with China;
•consumer spending levels, including the availability and amount of individual consumer debt;
•the effects of our debt obligations;
•advertising spending levels;
•system interruption and the lack of integration and redundancy in the system and infrastructures of our business;
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
•natural disasters, public health crises (including COVID-19), political crises, and other catastrophic events or other events outside of our control; and
•Qurate Retail's dependence on our cash flow for servicing its debt and for other purposes.
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

Item 1A. Risk Factors
Risks Related to Our Financial Condition and Business

The retail business environment is subject to intense competition, and we may not be able to effectively compete for customers

We operate in a rapidly evolving and highly competitive retail business environment. Although we are the U.S.’s largest television shopping retailer, we have numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, other televised shopping retailers such as ShopHQ in the U.S., Jupiter Shop Channel in Japan, HSE (Formerly referred to as HSE24) in Germany and Italy, and Ideal World in the U.K., infomercial retailers, Internet retailers, including livestream shopping retailers, and mail-order and catalog companies. Many of our current and potential competitors have greater resources, longer histories, more customers and greater brand recognition than we do. They may secure better terms from vendors, adopt more aggressive pricing, offer free or subsidized shipping and devote more resources to technology, fulfillment and marketing. Other companies also may enter into business combinations or alliances that strengthen their competitive positions. Such business combinations or alliances may result in competitors with greatly improved financial resources, improved access to merchandise, greater market penetration than they previously enjoyed and other improvements in their competitive positions. This may cause our customers to elect to purchase products from a competitor that they would have historically purchased from QVC, resulting in less revenue to QVC.

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

The COVID-19 pandemic is negatively impacting our business, key financial and operating metrics, and results of operations in numerous ways that remain unpredictable.

In December 2019, a novel coronavirus, COVID-19, was reported to have surfaced in Wuhan, China and has subsequently spread across the world, including to countries in which QVC operates. As a result of the spread of COVID-19, most local, state and federal governmental agencies have imposed travel restrictions and local quarantines or stay at home restrictions to contain the spread, which has caused a significant disruption to the global economy. Ongoing or heightened resurgences of COVID-19 in the future or the occurrence of another disaster or crisis could recreate and/or exacerbate the risks and adverse impacts described below. In response to these restrictions and in an effort to minimize the risk of COVID-19 to our employees and the communities in which we operate, we mandated that all non-essential employees work from home and reduced the number of employees who are allowed on our production sets and have implemented increased cleaning protocols, social distancing measures and temperature screenings for those employees who enter into certain facilities. In some cases, the move to a work from home arrangement for our non-essential employees will be permanent, which may result in the reduction of office space. We have also mandated that all essential employees who do not feel comfortable coming to work will not be required to do so. As a result of these resource constraints, QVC included fewer hours of live programming on some of its secondary channels and has experienced some delays in shipping at certain fulfillment centers. As a result, our ability to create new content has decreased, and we have had to limit the number of products we are able to promote on air. Our programming could be further disrupted if any of our essential employees were suspected or confirmed of having COVID-19 or other illnesses and such illness required us to quarantine some or all such employees or disinfect our locations. In certain markets, we temporarily increased the wages and salaries for those employees deemed essential who do not have the ability to work from home, including production and fulfillment center employees, resulting in additional costs to our company. The inability to control the spread of COVID-19, or the expansion or extension of stay at home restrictions could negatively impact our results in the future.

Government restrictions may also have an adverse impact on our supply chain due to factory closures and labor shortages, resulting in shipping delays and other resource constraints related to the products we import and those we produce domestically. As a result, our manufacturers and vendors may be unable to produce and deliver the products we sell, either on a timely basis or at all. Additionally, these factory closures and labor shortages may result in our manufacturers and vendors experiencing financial difficulties, including bankruptcy, or otherwise ceasing to do business with us. The inability of manufacturers and vendors to meet our supply needs in a timely manner, or at all, could cause us to shift product promotion to items which are available, but possibly not in demand, which could have a negative impact on sales. Delays by manufacturers and vendors could also result in delays to delivery dates to our customers, which could result in the cancellation of orders, customers’ refusal to accept deliveries, a reduction in purchase prices and ultimately, termination of customer relationships. While we believe we can manage our exposure to these risks, we cannot be certain that we will be able to identify alternative sources for our products without delay or without greater cost to us. Although we are assessing the impact of these and other macroeconomic trends related to the pandemic, the extent to which COVID-19 impacts our results and financial condition will depend on future developments, such as any new information that may emerge concerning the severity of COVID-19, new strains of the virus and the actions to contain and treat its impacts, among others. There can be no assurance that we will be able to accurately predict or plan for any long term effects on our business, and thus the ultimate impact of the pandemic on our business, financial condition and result of operations remains uncertain.

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

In addition, there are several potential adverse impacts of COVID-19 that could cause a material negative impact to our financial results, including our capital and liquidity, for 2021 and beyond. These include the impacts of any recession and other uncertainties with respect to the continuity of government stimulus programs implemented in response to COVID-19; and increased currency volatility resulting in adverse currency rate fluctuations. While the impact is currently uncertain, the inability to control the spread of COVID-19 could cause any one of these adverse impacts, or combination of adverse impacts, to have a material impact on our financial results.

Further, the extent of the impact of the COVID-19 pandemic on our businesses remains fluid and the likelihood of an impact on us that could be material increases the longer the virus impacts activity levels in the locations in which we operate. In particular, the widespread distribution, acceptance and effectiveness of vaccines is highly uncertain and cannot be predicted at this time. Delays in the widespread distribution of vaccines, or lack of public acceptance, could lead people to continue to self-isolate and not participate in the economy at prepandemic levels for a prolonged period of time. Further, even if vaccines are widely distributed and accepted, there can be no assurance that the vaccines will ultimately be successful in limiting or stopping the spread of COVID-19. Even after the COVID-19 pandemic subsides, the U.S. economy and other major global economies may experience a recession, and we anticipate our businesses and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets.

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

In addition, the stay at home restrictions imposed in response to COVID-19 that led many traditional brick and mortar retailers to temporarily close their stores have allowed distance retailers, such as QVC, to continue operating. As a result, QVC has experienced an increase in new customers and an increase in demand for certain categories, such as home and electronics. However, QVC may not be able to retain these new customers after the pandemic subsides and any increases in demand in our product categories during the pandemic may be temporary.

We depend on the television distributors that carry our programming and no assurance can be given that we will be able to maintain and renew our affiliation agreements on favorable terms or at all
In the U.S., we currently distribute our programming through affiliation or transmission agreements with many television service providers, including, but not limited to, Comcast, AT&T/DIRECTV, Charter, DISH Network, Verizon and Cox. Internationally, we currently distribute our programming through Vodafone Kabel Deutschland GmbH, Media Broadcast GmbH, SES ASTRA, Telekom Deutschland GmbH, Unitymedia GmbH, Tele Columbus and Primacom, Jupiter Telecommunications, Ltd., Sky Perfect and World Hi-Vision Channel, Inc., A1 Telekom Austria AG, UPC Telekabel Wien GmbH, British Sky Broadcasting, Freesat, Freeview and Virgin Media, and Mediaset, Hot Bird and Sky Italia. Our affiliation agreements with distributors are scheduled to expire between 2021 to 2024.As part of normal course renewal discussions, occasionally we have disagreements with our distributors over the terms of our carriage, such as channel placement or other contract terms. If not resolved through business negotiation, such disagreements could result in litigation or termination of an existing agreement. Termination of an existing agreement resulting in the loss of distribution of our programming to a material portion of our television households may adversely affect our growth, net revenue and earnings.

The renewal negotiation process for affiliation agreements is typically lengthy. In some cases, renewals are not agreed upon prior to the expiration of a given agreement while the programming continues to be carried by the relevant distributor without an effective agreement in place. We do not have distribution agreements with some of the cable operators that carry our programming. In total, we are currently providing programming without affiliation agreements to distributors representing approximately 6% of our QVC-U.S. distribution and approximately 1% of our HSN distribution. Some of our international programming may continue to be carried by distributors after the expiration dates on our affiliation agreements with them have passed.

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

We may be subject to claims for representations made in connection with the sale and promotion of merchandise or for harm experienced by customers who purchase merchandise from us

The manner in which we sell and promote merchandise and related claims and representations made in connection with these efforts is regulated by federal, state and local law, as well as the laws of the foreign countries in which we operate. We may be exposed to potential liability from claims by purchasers or by regulators and law enforcement agencies, including, but not limited to, claims for personal injury, wrongful death and damage to personal property relating to merchandise sold and misrepresentation of merchandise features and benefits. In certain instances, we have the right to seek indemnification for related liabilities from our vendors and may require such vendors to carry minimum levels of product liability and errors and omissions insurance. These vendors, however, may be unable to satisfy indemnification claims, obtain suitable coverage or maintain this coverage on acceptable terms, or insurance may provide inadequate coverage or be unavailable with respect to a particular claim. See Item 1. "Business - Government regulation" for further discussion of regulations to which we are subject.

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

We offer our installment payment option on most of our merchandise and, in certain circumstances, offer it as the default payment option. Failure to effectively manage our installment sales plans and revolving credit card programs could negatively impact our results of operations

We offer an installment payment option in all of our markets other than Japan, which is available on certain merchandise we sell. This installment payment option is called “Easy-Pay” at QVC-U.S. and in the U.K., “Q-Pay” in Germany and Italy, and “Flex-Pay” at HSN. Our installment payment option is currently offered on most of our merchandise and, for QVC-U.S. website and mobile sales and QVC-U.K. mobile sales, is the default payment option on all products on which it is offered. Full payment for merchandise at the time of sale would require the customer to affirmatively change that option. Our installment payment option, when offered, allows customers to pay for certain merchandise in multiple interest-free monthly installments. When the installment payment option is offered by us and elected by the customer (or if the customer inadvertently purchases merchandise using the installment payment option because it was the default payment option), the first installment is typically billed to the customer’s credit or debit card upon shipment. Generally, the customer’s credit or debit card is subsequently billed in additional monthly installments until we have billed the total purchase price of the products. We cannot predict whether customers will pay their installments when due or at all, especially during the duration of the COVID-19 pandemic, regardless of whether the customer would have preferred to pay in one lump-sum but did not opt out of the installment payment option. Accordingly, we maintain an allowance for customer bad debts arising from these late and unpaid installments. This provision for customer bad debts is provided as a percentage of accounts receivable based on our historical experience in the period of sale and is included within selling, general and administrative expense. To the extent that customers elect installment payment options at greater rates, or to the extent the number of customers failing to opt out of the default installment payment option increases, we would be required to maintain a greater allowance for customer bad debt and to the extent that installment payment option losses exceed historical levels, our results of operations may be negatively impacted.

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

In the U.S., QxH has agreements with a large consumer financial institution (the "Bank") pursuant to which the Bank provides revolving credit directly to our customers for the sole purpose of purchasing merchandise from us with a Private Label Credit Card ("PLCC"). We cannot predict the extent to which customers will use the PLCC, nor the extent that they will make payments on their outstanding balances, especially during the duration of the COVID-19 pandemic. As QVC receives a portion of the net economics from the credit card program, the ability of customers to make payments on their outstanding balances due to circumstances related to the pandemic could result in reduced private label credit card income from the financial institution providing the revolving credit to our customers.

Natural disasters, political crises, and other catastrophic events or other events outside of our control may damage our facilities or the facilities of third parties on which we depend, and could impact consumer spending

Our corporate headquarters and operations center are located in West Chester, Pennsylvania, and we also operate regional headquarters and administrative offices, distribution centers and call centers worldwide. If any of these facilities or the facilities of our vendors or third-party service providers are affected by natural disasters (such as earthquakes, tsunamis, power shortages or outages, floods or monsoons), public health crises (such as pandemics and epidemics), political crises (such as terrorism, war, political instability or other conflict), or other events outside of our control, our business, financial condition and results of operations could be materially adversely affected. In addition, any of these events occurring at our or our vendors’ facilities also could impact our reputation and our customers’ perception of the products we sell, and adversely affect our business, financial condition and results of operations. Moreover, these types of events could negatively impact consumer spending in the impacted regions or depending upon the severity, globally, which could adversely impact our business, financial condition and results of operations.

Risks Related to Technology and Information Security

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

In order to free up additional spectrum for the provision of next generation commercial wireless broadband services, commonly referred to as 5G, the FCC has adopted rules to reallocate for 5G a portion of the 500 MHz in the 3.7 to 4.2 GHz (“C-Band”) spectrum, which is currently used for the delivery of our programming, and other video programming, to our distributors’ satellite earth stations. The FCC has established December 5, 2025 as the deadline for the relocation of the C-Band. The Company has worked closely with its satellite uplink and downlink operators in an effort to minimize disruptions to the Company’s television programming distribution operations that might result from the conversion of those portions of C-Band to 5G usage. However, the Company can give no assurance that there will not be any disruptions to the Company’s television programming distribution operations during this transition.

Our Ecommerce business could be negatively affected by changes in third-party digital platform algorithms and dynamics as well as our inability to monetize the resulting web traffic

The success of our Ecommerce business depends on a high degree of website traffic, which is dependent on many factors, including the availability of appealing website content, user loyalty and new user generation from various digital marketing channels that charge a fee. Third-party digital platforms, such as Google and Facebook, frequently update and change the logic that determines the placement and display of results of a user’s search, or advertiser content, such that the purchased or algorithmic placement of advertisements or links to the websites of our Ecommerce business can be negatively affected. If a major search engine or third-party digital platform changes its algorithms in a manner that negatively affects our paid advertisement distribution or unpaid search ranking, the business and financial performance of our Ecommerce business would be adversely affected, potentially to a material extent. Additionally, Mobile application distribution platforms, such as Apple’s App Store and the Amazon Appstore for Android, may require that third party digital platforms and ecommerce companies present users with an option where the user chooses to opt-in or opt-out of tracking technology used by these third party digital platforms or included in mobile applications. To the extent that users opt-out of tracking technology used by third party digital platforms on which we advertise or users of our applications opt-out of tracking technology included in our applications, our ability to monitor and improve customer experience and track the effectiveness of our digital marketing strategies would be adversely impacted. Furthermore, our failure to successfully manage our digital marketing strategies could result in a substantial decrease in traffic to our website, as well as increase costs if we were to replace free traffic with paid traffic. Even if our Ecommerce business is successful in generating a high level of website traffic, no assurance can be given that our Ecommerce business will be successful in achieving repeat user loyalty or that new visitors will explore the offerings on our site. Monetizing this traffic by converting users to consumers is dependent on many factors, including availability of inventory, consumer preferences, price, ease of use and website quality. No assurance can be given that the fees paid to third-party digital platforms will not exceed the revenue generated by our visitors. Any failure to sustain user traffic or to monetize such traffic could materially adversely affect the financial performance of our Ecommerce business and, as a result, adversely affect our financial results.

Our Ecommerce business may experience difficulty in the ongoing development, implementation and customer acceptance of applications for personal electronic devices, which could harm our business

Although our Ecommerce business has developed services and applications to address user and consumer interaction with website content on personal electronic devices, such as smartphones and tablets, the ways in which consumers use or rely on these personal electronic devices is continually changing. If the services or applications we develop in response to changes in consumer behavior are less effective or are not accepted by consumers, our Ecommerce business may experience difficulty attracting and retaining traffic on these platforms. Any failure to attract and retain traffic on these personal electronic devices could materially adversely affect the financial performance of our Ecommerce business and, as a result, adversely affect our financial results. Additionally, as new devices and new platforms are continually being released, it is difficult to predict the challenges that may be encountered in developing versions of our Ecommerce business offering for use on these alternative devices, and our Ecommerce business may need to devote significant resources to the creation, support, and maintenance of their services on such devices.

Our business is subject to online security risks, including security breaches and identity theft

Through our operations, sales, marketing activities, and use of third-party information, we collect and store certain non-public personal information that customers provide to purchase products, enroll in promotional programs, register on websites, or otherwise communicate to us. This may include phone numbers, driver license numbers, contact preferences, personal information stored on electronic devices, and payment information, including credit and debit card data. We gather and retain information about employees in the normal course of business. We may share information about such persons with vendors, contractors and other third-parties that assist with certain aspects of our business. In addition, our online operations depend upon the transmission of confidential information over the Internet, such as information permitting cashless payments. Unauthorized parties may attempt to gain access to our or our vendors’ computer systems by, among other things, hacking into our systems or those of our vendors, through fraud or other means of deceiving our employees or vendors, burglaries, errors by our or our vendors’ employees, misappropriation of data by employees, vendors or unaffiliated third-parties, or other irregularities that may result in persons obtaining unauthorized access to our company’s data. As we have significantly increased the number of employees working remotely due to the COVID-19 pandemic, and as our vendors and other business partners move to remote work as well, we and our partners may be more vulnerable to cyber attacks. The techniques used to gain such access to our or our vendors’ computer systems, data or customer information, disable or degrade service, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized until launched against a target. Increasingly, unauthorized parties are exploiting access they gain to third party vendors to target companies that do business with these vendors, this may include third party vendors with whom we do business. We have implemented systems and processes intended to secure our computer systems and prevent unauthorized access to or loss of sensitive data, but as with all companies, these security measures may not be sufficient for all eventualities and there is no guarantee that they will be adequate to safeguard against all cyber attacks, system compromises or misuses of data. Although we have not detected a material security breach or cybersecurity incident to date, we have been the target of events of this nature and expect to be subject to similar attacks in the future. Any penetration of network security or other misappropriation or misuse of customer, employee or other personal information, whether at our company or any of our vendors, could cause interruptions in the operations of our business and subject us to increased costs, fines, litigation, regulatory actions and other liabilities. Security breaches could also significantly damage our reputation with consumers and third parties with whom we do business, which could result in lost sales and customer and vendor attrition. We continue to invest in new and emerging technology and other solutions to protect our retail commerce websites, mobile commerce applications and information systems, but there can be no assurance that these investments and solutions will prevent any of the risks described above. If we are unable to maintain the security of our retail commerce websites and mobile commerce applications, we could suffer loss of sales, reductions in traffic, diversion of management attention, and deterioration of our competitive position and incur liability for any damage to customers whose personal information is unlawfully obtained and used. We may be required to expend significant additional capital and other resources to protect against and remedy any potential or existing security breaches and their consequences, such as additional infrastructure capacity spending to mitigate any system degradation and the reallocation of resources from development activities. We also face similar risks associated with security breaches affecting third parties with which we are affiliated or otherwise conduct business.

System interruption and the lack of integration and redundancy in these systems and infrastructures may adversely affect our ability to transmit our television programs, operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations

Our success depends, in part, on our ability to maintain the integrity of our transmissions, systems and infrastructures, including the transmission of our television programs, as well as our websites, information and related systems, call centers and fulfillment facilities. We may experience occasional system interruptions that make some or all transmissions, systems or data unavailable or prevent us from transmitting our signal or efficiently providing services or fulfilling orders. We are in the process of implementing new technology systems and upgrading others. Our failure to properly implement new systems or delays in implementing new systems could impair our ability to provide services, fulfill orders and/or process transactions. We also rely on affiliate and third-party computer systems, broadband, transmission and other communications systems and service providers in connection with the transmission of our signals, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in our signal transmissions, systems and infrastructures, our business, our affiliates and/or third parties, or deterioration in the performance of these transmissions, systems and infrastructures, could impair our ability to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt television transmissions, computer, broadband or other communications systems and infrastructures at any time. These risks are exacerbated by our move to a more remote workforce in response to the COVID-19 pandemic.

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

The processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights

In the processing of consumer transactions and managing our employees, our business receives, transmits and stores a large volume of personally identifiable information and other user data. The processing, storage, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by us. Moreover, there are federal, state and international laws regarding privacy and the processing, storage, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to changing legislation and regulations, in numerous jurisdictions around the world, which are intended to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. Compliance with these laws and regulations may be onerous and expensive and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance. For example, the European Court of Justice in 2015 invalidated the U.S.-EU Safe Harbor Framework, which facilitated personal data transfers to the U.S. in compliance with applicable European data protection laws. The EU-U.S. Privacy Shield, which replaced the U.S.-EU Safe Harbor Framework, and became fully operational on August 1, 2016, provided a mechanism to comply with data protection requirements when transferring personal data from the E.U. to the U.S. On July 16, 2020, the Court of Justice of the European Union invalidated the E.U.-U.S. Privacy Shield, and imposed new obligations on the use of SCCs - another key mechanism to allow data transfers between the U.S. and the E.U. It is unclear when the U.S. and the E.U. will adopt a new data transfer framework to replace the EU-U.S. Privacy Shield. The European Commission has proposed draft revised SCCs, which may be adopted in 2021. Further, the GDPR, which became effective on May 25, 2018, gives consumers in the E.U. additional rights and imposes additional restrictions and penalties on companies for illegal collection and misuse of personal information. The E.U. is continuing to consider whether to adopt new regulations regarding privacy and electronic communications that would complement GDPR, including additional regulation of the Internet tracking tools known as “cookies.” In the absence of such new regulations, European data regulators are indicating their intent to take greater enforcement efforts with respect to the use of cookies. The "Brexit" withdrawal of the United Kingdom (U.K.) from the E.U. may cause transfers of personal data from the E.U. to the U.K. to be subject to increased regulations that would adversely impede the continued sharing of E.U. personal data with the U.K. California has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA became effective on January 1, 2020. The California Attorney General has issued draft implementing regulations and guidance regarding the law. In November 2020, California voters approved the California Privacy Rights Act of 2020 (“CPRA”), which amends and expands the CCPA and establishes the California Privacy Protection Agency to implement and enforce consumer privacy laws. Most of the CPRA’s provisions become effective on January 1, 2023. Other states in the United States are also separately proposing laws to regulate privacy and security of personal data. Our failure, and/or the failure by the various third party vendors and service providers with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations, or changes in applicable laws and regulations, or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage our reputation and the reputation of our third party vendors and service providers, discourage potential users from trying our products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, any one or all of which could adversely affect our business, financial condition and results of operations. In addition, we may not have adequate insurance coverage to compensate for losses.

Risks Related to Economic Conditions

We have operations outside of the U.S. that are subject to numerous operational and financial risks

We have operations in countries other than the U.S. and we are subject to the following risks inherent in international operations:
•fluctuations in currency exchange rates;
•longer payment cycles for sales in foreign countries that may increase the uncertainty associated with recoverable accounts;
•recessionary conditions and economic instability, including fiscal policies that are implementing austerity measures in certain countries, which are affecting markets overseas;
•our ability to repatriate funds held by our foreign subsidiaries to the U.S. at favorable tax rates;
•potentially adverse tax consequences;
•export and import restrictions, changes in tariffs, trade policies and trade relations;
•increases in taxes and governmental royalties and fees;
•our ability to obtain and maintain required licenses or certifications, such as for web services and electronic devices, that enable us to operate our business in foreign jurisdictions;
•changes in foreign and U.S. laws, regulations and policies that govern operations of foreign-based companies;
•changes to general consumer protection laws and regulations;
•difficulties in staffing and managing international operations; and
•threatened and actual terrorist attacks, political unrest in international markets and ongoing military action around the world that may result in disruptions of services that are critical to our international businesses.

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

Significant developments stemming from U.S. trade policy or Brexit could have a material adverse effect on us

There is uncertainty as to the actions that may be taken under a new Biden Administration with respect to U.S. trade policy with China. The imposition of any new U.S. tariffs on Chinese imports or the taking of other actions against China in the future, and any responses by China, could impair our ability to meet customer demand and could result in lost sales or an increase in our cost of merchandise, which would have a material adverse impact on our business and results of operations.

Additionally, the Brexit process and negotiations have created political and economic uncertainty, particularly in the U.K. and the E.U., and this uncertainty may last for years. On June 23, 2016, the U.K. held a referendum in which voters approved, on an advisory basis, an exit from the E.U. The U.K. formally left the E.U. on January 31, 2020. This began a transition period that ran until December 31, 2020. On January 1, 2021, the U.K. left the E.U. Customs Union and Single Market, as well as all E.U. policies and international agreements. On December 24, 2020, the European Commission reached a trade agreement with the U.K. on the terms of its future cooperation with the E.U. (the “Trade Agreement”). The Trade Agreement offers U.K. and E.U. companies preferential access to each other’s markets, ensuring imported goods that satisfy applicable point of origin rules (that is, that U.K. or E.U. goods are wholly produced or significantly worked in the U.K. or E.U., as applicable) will be free of tariffs and quotas; however, economic relations between the U.K. and the E.U. will now be on more restrictive terms than existed previously. For example, packages sent to and from the U.K., will need to satisfy new customs requirements and obtain applicable transit documents which may result in delays exporting items to customers outside of the U.K. and delays importing products into the U.K. that are shipped to us by our vendors. At this time, we cannot predict that the Trade Agreement and any future agreements on economic relations between the U.K. and the E.U. will have on our businesses and our customers, and it is possible that new terms may adversely affect our operations and financial results.

The potential impacts, if any, of the considerable uncertainty relating to Brexit or the terms of the new economic and security relationship between the U.K. and the E.U. on the free movement of goods, services, people and capital between the U.K. and the E.U., customer behavior, economic conditions, interest rates, currency exchange rates, availability of capital or other matters are unclear. Our business could be affected with respect to these matters during this period of uncertainty, and perhaps longer. In particular, our business could be negatively affected by new trade agreements between the U.K. and other countries, including the U.S., and by the possible imposition of trade or other regulatory barriers, including the imposition of tariffs, in the U.K. which could result in shipping delays and shortages or increased costs of products sold by our business. Additionally, the U.K. economy and consumer demand in the U.K., including for our products, could be negatively impacted. Further, various geopolitical forces related to Brexit may impact the global economy, the European economy and our business, including, for example, due to other E.U. member states where we have operations proposing referendums to, or electing to, exit the E.U. These possible negative impacts, and others resulting from the U.K.’s withdrawal from the E.U., may adversely affect our operating results.

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

Changes in trade policies resulting from forced labor and human rights abuses in China may adversely impact our business and operating results

Recently there have been heightened tensions in relations between Western nations and China. The U.S. government has made statements and taken certain actions that may lead to potential changes to U.S. and trade policies towards China. For example, on January 19, 2021, the U.S. State Department declared that China’s human rights abuses in China’s Xinjiang Uyghur Autonomous Region (“XUAR”) is a “genocide” against ethnic Uyghur Muslims. Currently, there are two bills pending before the Congress of the United States purporting to address the use of forced labor in the XUAR. If either or both of these bills, or similar bills in the U.S or any of the other markets in which we operate, are enacted into law, a presumptive ban could be imposed on the import of goods to the United States that are made, wholly or in part, in the XUAR or by persons that participate in certain programs in the XUAR that entail the use of forced labor. The U.S. Customs and Border Protection (“CBP”) issued a region-wide withhold release order (“WRO”), effective January 13, 2021, pursuant to which the CBP will detain cotton products produced in the XUAR. The WRO applies to, among other things, cotton grown in the XUAR and to all products made in whole or in part using such cotton, regardless of where the downstream products are produced, and importers are responsible for ensuring the products they are attempting to import do not exploit forced labor at any point in their supply chain, including the production or harvesting of the raw material. As a result of the WRO, products imported into the U.S. could be held by the CBP based on a suspicion that they originated from the XUAR or that they may have been produced by Chinese suppliers accused of participating in forced labor, pending the importer providing satisfactory evidence to the contrary. Such process could result in a delay or complete inability to import such goods, which could result in inventory shortages and lost sales. Additionally, the United States Treasury Department placed sanctions on China’s Xinjiang Production and Construction Corporation (“XPCC”) for serious human rights abuses against ethnic minorities in the XUAR. The XUAR is the source of large amounts of cotton and textiles for the global apparel supply chain and XPCC controls many of the cotton farms and much of the textile industry in the region. Although we do not knowingly do business with XPCC, we could be subject to penalties, fines or sanctions if any of the vendors from which we purchase goods is found to have dealings, directly or indirectly with XPCC or entities it controls. Even if we were not subject to penalties, fines or sanctions, if products we source are linked in any way to XPCC, our reputation could be damaged. We may also incur expenses for the review pertaining to these matters and the cost of remediation and other changes to products, processes or sources of supply as a consequence of such verification activities. In the event of a significant disruption or unavailability in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. In addition, prices of purchased finished products also depend on wage rates in the regions where our vendors’ contract manufacturers are located, as well as freight costs from those regions. Fluctuations in wage rates required by legal or industry standards could increase our costs. Increases in raw material costs or wage rates, unless sufficiently offset by our pricing actions, may cause a decrease in our profitability and negatively impact our sales volume. For additional risks arising from changes in U.S. tariffs on Chinese imports or other actions against China and retaliatory responses by China, see “Significant developments stemming from U.S. trade policy or Brexit could have a material adverse effect on us.”

Risks Related to our Facilities and Third-Party Suppliers and Vendors

We rely on distribution facilities to operate our business, and any damage to one of these facilities, or any disruptions caused by incorporating new facilities into our operations, could have a material adverse impact on our business

We operate a limited number of distribution facilities worldwide. Our ability to meet the needs of our customers depends on the proper operation of these distribution facilities. If any of these distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason, we could suffer a substantial loss of inventory and disruptions of deliveries to our customers. For example, any resurgence of COVID-19 in the areas where our distribution facilities are located, or if we are unable to adequately staff our distribution facilities to meet demand in the future, or if the cost of such staffing is higher than historical or projected costs due to wage increases, regulatory changes, or other factors, could harm our operating results. In addition, we could incur significantly higher costs and longer lead times associated with the distribution of our products during the time it takes to reopen or replace the impacted facility. Any of the foregoing factors could result in decreased sales and have a material adverse effect on our business, financial condition and operating results. In addition, we have been implementing new warehouse management systems to further support our efforts to operate with increased efficiency and flexibility. There are risks inherent in operating in new distribution environments and implementing new warehouse management systems, including operational difficulties that may arise with such transitions. We may experience shipping delays should there be any disruptions in our new warehouse management systems or warehouses themselves.

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

We rely on independent shipping companies to deliver the products we sell

We rely on third party carriers to deliver merchandise from vendors and manufacturers to us and to ship merchandise to our customers. As a result, we are subject to carrier disruptions and delays due to factors that are beyond our control, including employee strikes, inclement weather and regulation and enforcement actions by customs agencies. For example, as a result of COVID-19 many consumers have significantly increased their use of ecommerce which has resulted in a significant increase in the volume of packages handled by third-party carriers, including those we rely on, which could cause us to experience delays in merchandise deliveries and cause our customers to experience delays in their order delivery. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers. Enforcement actions by customs agencies can also cause the costs of imported goods to increase, negatively affecting our profits.

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

Risks Related to the Seasonality of Our Business

We face significant inventory risk

We are exposed to significant inventory risks that may adversely affect our operating results as a result of seasonality, new product launches, rapid changes in product cycles and pricing, defective merchandise, changes in consumer demand, consumer spending patterns, changes in consumer tastes with respect to our products, spoilage, and other factors. For example, the COVID-19 pandemic has resulted in significant changes to daily life, working arrangements, and social events, which has impacted the type of products our consumers seek to purchase. There is significant uncertainty over potential changes in consumer behavior and shopping patterns as the COVID-19 pandemic continues and as different regions experience heightened resurgences. We endeavor to accurately predict these trends and avoid overstocking or understocking products we sell. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. In addition, when we begin selling a new product, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-time and prepayment and they may not be returnable. We carry a broad selection and significant inventory levels of certain products, such as consumer electronics, and at times we may be unable to sell products in sufficient quantities or to meet demand during the relevant selling seasons. Any one of the inventory risk factors set forth above may adversely affect our operating results.

The seasonality of our business places increased strain on our operations

Our net revenue in recent years indicates that our business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, we have earned, on average, between 21% and 24% of our global revenue in each of the first three quarters of the year and 32% of our global revenue in the fourth quarter of the year. If our vendors are not able to provide popular products in sufficient amounts (for example, due to the illness or absenteeism of our vendors’ workforces, government mandated shutdown orders, impaired financial conditions or other reasons resulting from the COVID-19 pandemic) such that we fail to meet customer demand, it could significantly affect our revenue and our future growth. The supply of such products may not return to pre-COVID-19 levels, and if so, product supplies may return to pre-COVID-19 levels at different times, and our efforts to ensure popular products are in stock may not be successful. If too many customers access our websites within a short period of time due to increased holiday demand, we may experience system interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we offer or sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment network and customer service centers during these peak periods and delivery and other third party shipping (or carrier) companies may be unable to meet the seasonal demand. Risks described elsewhere in this Part I, Item 1A relating to fulfillment network optimization and inventory are magnified during periods of high demand.

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

Risk Related to Management and Key Personnel

Our success depends in large part on our ability to recruit and retain key employees capable of executing our unique business model

We have a business model that requires us to recruit and retain key employees, including management, with the skills necessary for a unique business that demands knowledge of the general retail industry, television production, direct to consumer marketing and fulfillment and the Internet. We cannot assure you that if we experience turnover of our key employees we will be able to recruit and retain acceptable replacements because the market for such employees is very competitive and limited. As previously announced, Michael A. George, QVC's President and Chief Executive Officer, intends to retire on December 31, 2021. Although a search is underway for Mr. George’s successor, no assurance can be given as to when a suitable replacement will be found.

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

Risks Related to Our Indebtedness

We have a substantial amount of indebtedness, which could adversely affect our financial position and prevent us from fulfilling our debt obligations
We have a substantial amount of indebtedness. As of December 31, 2020, we had total debt, other than our finance lease obligations, of $4,666 million, consisting of $4,448 million of secured indebtedness under our existing notes secured by a first priority perfected lien on all shares of our capital stock. Additionally, there was $2.93 billion of unused capacity under our senior secured credit facility. In December 2020, QVC Global Corporate Holdings, LLC, a subsidiary of QVC, became the primary co-obligor of Liberty Interactive, LLC’s $218 million 3.5% Senior Exchangeable Debentures due 2031. See further details in note 8 in the notes to our consolidated financial statements. In addition, we had $168 million of finance lease obligations and $220 million of operating lease liabilities. We may incur significant additional indebtedness in the future. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

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
•require a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness;
•limit our ability to use cash flow or obtain additional financing for future working capital, capital expenditures or other general corporate purposes, which reduces the funds available to us for operations and any future business opportunities;
•increase our vulnerability to general economic and industry conditions; or

•expose us to the risk of increased interest rates because certain of our borrowings, including borrowings under our credit facility, are at variable interest rates.

Limitations imposed as a part of the debt, such as the availability of credit and the existence of restrictive covenants may, among other things:

•make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on the notes and our other indebtedness;
•restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes on satisfactory terms or at all;
•limit our flexibility to plan for, or react to, changes in our business and industry;
•place us at a competitive disadvantage compared to our less leveraged competitors; and
•limit our ability to respond to business opportunities.

We may not be able to generate sufficient cash to service our debt obligations

Our ability to make payments on our indebtedness will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions, the pendency of the COVID-19 pandemic, and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

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

Covenants in our debt agreements restrict our business in many ways

Our senior secured credit facility and the indentures governing the notes contain various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:
•incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons;
•pay dividends or make distributions or redeem or repurchase capital stock;
•prepay, redeem or repurchase debt;
•make loans, investments and capital expenditures;
•enter into agreements that restrict distributions from our subsidiaries;
•sell assets and capital stock of our subsidiaries;
•enter into sale and leaseback transactions;
•enter into certain transactions with affiliates;
•consolidate or merge with or into, or sell substantially all of our assets to, another person; and
•designate our subsidiaries as unrestricted subsidiaries.

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
In the U.S., QVC's televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full-time basis, including QVC, QVC2, QVC3, HSN, and HSN2. The Company's U.S. programming is also available on QVC.com and HSN.com, QVC's "U.S. websites"; virtual multichannel video programming distributors (including Hulu + Live TV, AT&T TV and as of January 2021, YouTube TV); applications via streaming video; Facebook Live, Roku, Apple TV, and Amazon Fire; mobile applications; social pages and over-the-air broadcasters.
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
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. QVC-Japan paid dividends to Mitsui of $62 million in the year ended December 31, 2020 and $40 million in each of the years ended December 31, 2019 and 2018.
The Company is an indirect wholly-owned subsidiary of Qurate Retail, Inc. ("Qurate Retail") (formerly Liberty Interactive Corporation) (Nasdaq: QRTEA, QRTEB and QRTEP), which owns interests in a broad range of digital commerce businesses, including Qurate Retail's other wholly-owned subsidiary Zulily, LLC ("Zulily"), as well as other minority investments. QVC is part of the Qurate Retail Group ("QRG"), formerly QVC Group, a portfolio of brands including QVC, Zulily and Cornerstone Brands, Inc. ("CBI").
QVC engages with Zulily, which has been a wholly-owned subsidiary of Qurate Retail since October 2015. Zulily is not part of the results of operations or financial position of QVC presented in the accompanying consolidated financial statements. During the years ended December 31, 2020, 2019 and 2018, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives, and business advisory services. QVC allocated expenses of $8 million, $7 million, and $5 million to Zulily for the years ended December 31, 2020, 2019, and 2018, respectively. Zulily allocated expenses of $11 million, $9 million, and $6 million to QVC for the years ended December 31, 2020, 2019, and 2018, respectively.

On December 31, 2018, QVC amended and restated its senior secured credit facility (the "Fourth Amended and Restated Credit Agreement") which is a multi-currency facility that provides for a $2.95 billion revolving credit facility (see note 8 to the accompanying consolidated financial statements). The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or Zulily. Under the terms of the Fourth Amended and Restated Credit Agreement, QVC and Zulily are jointly and severally liable for all amounts borrowed on the $400 million tranche. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of Zulily. As of December 31, 2020, there were no borrowings by Zulily on the $400 million tranche of the senior secured credit facility.

In September 2020, QVC and Zulily executed a Master Promissory Note ("Promissory Note") whereby Zulily may borrow up to $100 million at a variable interest rate equal to the LIBOR rate plus an applicable margin rate. The Promissory Note matures in September 2030. As of December 31, 2020, there were no borrowings on the Promissory Note.
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
On December 30, 2020, the Company and Liberty Interactive LLC ("LIC") completed an internal realignment of the Company's global finance structure that resulted in a common control transaction with Qurate Retail. As part of this realignment and upon entering into a payment agreement, QVC Global Corporate Holdings, LLC ("QVC Global"), a subsidiary of the Company, became the primary co- obligor on LIC’s 3.5% Senior Exchangeable Debentures Due 2031 (the “MSI Exchangeables”), which allows the MSI Exchangeables to be serviced directly by cash generated from the Company’s foreign operations (see note 8 to the accompanying consolidated financial statements). Concurrently, LIC issued a promissory note (“LIC Note”) to the Company with an initial face amount of $1.8 billion, a stated interest rate of 0.48% and a maturity of December 29, 2029. Interest on the LIC Note is to be paid annually beginning on December 29, 2021. In addition, Qurate Retail transferred additional assets and liabilities as part of the transaction. The difference between the total assets received and the liabilities assumed is treated as a capital contribution from Qurate Retail as part of the common control transaction.

QVC engages with CBI, which is a wholly owned subsidiary of Qurate Retail and prior to the common control transaction between QVC and Qurate Retail, included as part of HSN. CBI is not part of the results of operations or financial position of QVC presented in the accompanying consolidated financial statements. During the year ended December 31, 2020, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $23 million, $28 million and $50 million to CBI for the years ended December 31, 2020, 2019 and 2018, respectively. CBI allocated expenses of $1 million, $1 million and $5 million to QVC for the years ended December 31, 2020, 2019 and 2018, respectively. CBI also repaid a $29 million note receivable to QVC during the year ended December 31, 2019.
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

The current economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of economic instability. Global financial markets have recently experienced disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including Japan and Europe, continue to be uncertain or deteriorate, our customers may respond by suspending, delaying or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Such weak economic conditions may also inhibit our expansion into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects.

The Brexit process and negotiations have created political and economic uncertainty, particularly in the U.K. and the E.U., and this uncertainty may last for years. On June 23, 2016, the U.K. held a referendum in which voters approved, on an advisory basis, an exit from the E.U. The U.K. formally left the E.U. on January 31, 2020. This has resulted in a transition period that ran until December 31, 2020. On January 1, 2021, the U.K. left the E.U. Customs Union and Single Market, as well as all E.U. policies and international agreements. On December 24, 2020, the European Commission reached a trade agreement with the U.K. on the terms of its future cooperation with the E.U. (the “Trade Agreement”). The Trade Agreement offers U.K. and E.U. companies preferential access to each other’s markets, ensuring imported goods that satisfy applicable point of origin rules (that is, that U.K. or E.U. goods are wholly produced or significantly worked in the U.K. or E.U., as applicable) will be free of tariffs and quotas; however, economic relations between the U.K. and the E.U. will now be on more restrictive terms than existed previously. For example, packages sent to and from the U.K., will need to satisfy new customs requirements and obtain applicable transit documents which may result in delays exporting items to customers outside of the U.K. and delays importing products into the U.K. that are shipped to us by our vendors. At this time, we cannot predict that the Trade Agreement and any future agreements on economic relations between the U.K. and the E.U. will have on our businesses and our customers, and it is possible that new terms may adversely affect our operations and financial results.

There is uncertainty as to the actions that may be taken under a new Biden Administration with respect to U.S. trade policy with China. The imposition of any new U.S. tariffs on Chinese imports or the taking of other actions against China in the future, and any responses by China, could impair our ability to meet customer demand and could result in lost sales or an increase in our cost of merchandise, which would have a material adverse impact on our business and results of operations.

In December 2019, the COVID-19 pandemic was reported to have surfaced in Wuhan, China and has subsequently spread across the globe, including all of the countries in which QVC operates. As a result of the spread of the virus, certain local governmental agencies have imposed travel restrictions and imposed local quarantines or stay at home restrictions to contain the spread, which has caused a significant disruption to most sectors of the economy. In response to these stay at home restrictions, QVC has mandated that non-essential employees work from home and has reduced the number of employees who are allowed on its production set and has implemented increased cleaning protocols, social distancing measures and temperature screenings for those employees who enter into certain facilities. In some cases, the move to a work from home arrangement for our non-essential employees will be permanent, which may result in the reduction of office space. We have also mandated that all essential employees who do not feel comfortable coming to work will not be required to do so. As a result of these resource constraints, QVC included fewer hours of live programming on some of its secondary channels and has experienced some delays in shipping at certain fulfillment centers. In certain markets, QVC temporarily increased the wages and salaries for those employees deemed essential who do not have the ability to work from home, including production and fulfillment center employees. The total increase in wages and salaries of $10 million was recorded during the year and is primarily recorded in cost of goods sold for the year ended December 31, 2020. QVC has also paid a one-time work from home allowance to its employees during the second quarter of 2020 totaling $4 million, which is primarily recorded in selling, general and administrative expenses for the year ended December 31, 2020. The inability to control the spread of COVID-19, or the expansion or extension of these stay at home restrictions could negatively impact our results in the future.

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

In addition, there are several potential adverse impacts of COVID-19 that could cause a material negative impact to the Company’s financial results, including its capital and liquidity. These include governmental restrictions on QVC’s ability to continue to operate under stay at home restrictions and produce content; reduced demand for products we sell; decreases in the disposable income of existing and potential new customers; the impacts of any recession and other uncertainties with respect to the continuity of government stimulus programs implemented in response to COVID-19; increased currency volatility resulting in adverse currency rate fluctuations; higher unemployment; labor shortages; and an adverse impact to our supply chain and shipping disruptions for both the products we import and purchase domestically and the products we sell, including essential products experiencing higher demand, due to factory closures, labor shortages and other resource constraints. While the impact is currently uncertain, the inability to control the spread of COVID-19 could cause any one of these adverse impacts, or combination of adverse impacts, to have a material impact on our financial results.

In July 2020, QVC implemented a planned workforce reduction with the goal of making the organizational structure streamlined and more efficient. As part of the workforce reduction, QVC has decided to eliminate live hours on QVC2 in the U.S. and other secondary channels within the international segment. As a result, QVC recorded $20 million of severance expense during the year ended December 31, 2020, which is recorded in selling, general and administrative expense.

Results of Operations- QVC Consolidated
QVC's operating results were as follows:

	Years ended December 31,
(in millions)	2020	2019	2018
Net revenue	$11,472	10,986	11,282
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	7,418	7,148	7,248
Operating	786	768	881
Selling, general and administrative, excluding transaction related costs and stock-based compensation	1,211	1,088	1,094
Adjusted OIBDA (defined below)	2,057	1,982	2,059
Impairment loss	—	147	30
Transaction related costs	—	1	60
Stock-based compensation	37	39	46
Depreciation	171	186	174
Amortization	282	282	237
Operating income	1,567	1,327	1,512
Other (expense) income:
Equity in losses of investee	(30)	—	(3)
Gains (losses) on financial instruments	3	(5)	(2)
Interest expense, net	(257)	(240)	(243)
Foreign currency gain (loss)	6	(3)	—
Loss on extinguishment of debt	(42)	—	(2)
	(320)	(248)	(250)
Income before income taxes	1,247	1,079	1,262
Income tax expense	(337)	(262)	(334)
Net income	910	817	928
Less net income attributable to the noncontrolling interest	(58)	(50)	(46)
Net income attributable to QVC, Inc. stockholder	$852	767	882

Net revenue
Net revenue for each of QVC's segments was as follows:

	Years ended December 31,
(in millions)	2020	2019	2018
QxH	$8,505	8,277	8,544
QVC-International	2,967	2,709	2,738
Consolidated QVC	$11,472	10,986	11,282
QVC's consolidated net revenue increased 4.4% and decreased 2.6% for the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding prior years. The $486 million increase in 2020 net revenue was primarily due to a 2.6% increase in units sold, a $172 million decrease in estimated product returns, primarily driven by QxH, a $22 million increase in shipping and handling revenue across all markets except Italy and $54 million in favorable foreign exchange rates, which was partially offset by a slight decline in average selling price per unit ("ASP").
For 2019, the $296 million decrease in net revenue was primarily due to a 2.7% decrease in units sold, $69 million in unfavorable foreign exchange rates and a $41 million decrease in shipping and handling revenue across all markets, which was partially offset by a 1% increase in ASP driven by the international markets and a $49 million decrease in estimated product returns, primarily driven by the decrease in sales volume at QxH.
During the years ended December 31, 2020 and 2019, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

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

The percentage change in net revenue for QVC's segments in U.S. Dollars and in constant currency was as follows:

	Year ended December 31, 2020			Year ended December 31, 2019
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	2.8%	—%	2.8%	(3.1)%	—%	(3.1)%
QVC-International	9.5%	2.0%	7.5%	(1.1)%	(2.6)%	1.5%
In 2020, the QxH net revenue increase was primarily due to a 1.8% increase in units shipped, a $171 million decrease in estimated product returns and a $7 million increase in shipping and handling revenue, partially offset by a 1.3% decline in ASP. For the year ended December 31, 2020, QxH experienced shipped sales growth in home and accessories with declines in all other categories. The decrease in estimated product returns was primarily driven by a shift in product mix to lower return rate categories, partially offset by an increase in sales volume. The increase in shipping and handling revenue was primarily driven by the increase in units shipped and fewer promotional offers. QVC-International net revenue growth in constant currency was primarily due to a 4.6% increase in units shipped, driven by increases in units shipped across all markets, a 1.5% increase in ASP, driven by ASP increases in Germany and the U.K., and a $15 million increase in shipping and handling revenue driven by increases in all markets except Italy, primarily due to the increase in units shipped. QVC-International experienced shipped sales growth in constant currency in home, beauty and electronics with declines in all other categories.

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

Cost of goods sold (excluding depreciation and amortization)
QVC's cost of goods sold as a percentage of net revenue was 64.7%, 65.1%, and 64.2% for years ended December 31, 2020, 2019 and 2018, respectively. The decrease in cost of goods sold as a percentage of revenue in 2020 is primarily due to strategic promotional and pricing initiatives, which decreased product costs as a percentage of net revenue across QxH, Japan and Germany, and favorable estimated product returns at QxH, which was partially offset by increased fulfillment costs at QxH, primarily related to increased freight charges. For 2019, the increase in cost of goods sold as a percentage of revenue is due to an increase in product fulfillment costs primarily related to a new fulfillment center in Bethlehem, Pennsylvania and higher freight costs at QxH.

Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses increased $18 million or 2% and decreased $113 million or 13% for the years ended December 31, 2020 and 2019, respectively as compared to the corresponding prior year. Operating expenses were 6.9% and 7.0% of net revenue for the years ended December 31, 2020 and 2019, respectively.

The increase in 2020 was primarily due to a $15 million increase in customer service expenses, primarily at QxH, a $6 million increase in credit card fees at QxH and to a lesser extent, Japan, and a $5 million increase due to unfavorable exchange rates partially offset by a $6 million decrease in commissions, primarily at QxH and to a lesser extent, Germany and the U.K., partially offset by Japan. The increase in customer service expenses is primarily driven by increased call volume during the year. The increase in credit card fees is primarily due to increased sales and lower sales penetration of our U.S. Private Label Credit Cards, which do not charge certain credit card fees. The decrease in commissions is primarily due to increased digital penetration.

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

Selling, general and administrative expenses (excluding transaction related costs and stock-based compensation)
QVC's selling, general and administrative expenses (excluding transaction related costs as defined below and stock-based compensation) include personnel, information technology, provision for credit losses, production costs, marketing and advertising expenses. Such expenses increased $123 million, and increased to 10.6% of net revenue for the year ended December 31, 2020 as compared to the prior year and decreased $6 million and was 9.9% of net revenue for the year ended December 31, 2019 as compared to the prior year.

The increase in 2020 was primarily due to a $111 million increase in personnel costs across all markets, a $53 million increase in online marketing primarily at QxH and $7 million in unfavorable exchange rates. These increases were partially offset by a $34 million decrease in estimated credit losses primarily at QxH and to a lesser extent, Japan, a $14 million decline in outside services primarily at QxH and a $10 million decrease in travel expenses across all markets. The increase related to personnel costs was primarily due to an increase to our estimated incentive pay across all markets and a work from home allowance as a result of COVID-19, which was partially offset by the closure of our operations in France in 2019. The decrease to estimated credit losses was due to favorable adjustments based on actual collections, a decrease in the number of installment counts offered to and taken by customers, enhanced risk screening and a favorable shift in product category mix. The decrease in travel expenses was primarily due to less travel as a result of COVID-19.

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

Impairment loss
There was no impairment loss recorded by QVC for the year ended December 31, 2020. QVC recorded impairment losses of $147 million and $30 million for the years ended December 31, 2019 and 2018, respectively, related to the decrease in the fair value of the HSN indefinite-lived tradename within the QxH segment as a result of the quantitative assessment that was performed by the Company in each of those years (refer to note 6 to the accompanying consolidated financial statements).
Transaction related costs
Transaction related costs include restructuring, integration, and advisory fees that were incurred by QVC as it relates to the QRG Initiatives and expenses related to the closure of operations in France (collectively, "transaction related costs"). There were no transaction related costs recorded by QVC for the year ended December 31, 2020. QVC recorded $1 million and $60 million of transaction related costs for the years ended December 31, 2019 and 2018, respectively. There were no significant transaction related costs incurred during 2019 and the transaction related costs recorded in 2018 were primarily related to severance payments related to the future closure of QVC's Lancaster, PA fulfillment center and other initiatives to better position its QxH operations as well as the closure of operations in France.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC recorded $37 million, $39 million and $46 million of stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018, respectively. There was no significant decrease for 2020. The decrease in 2019 was primarily due to forfeitures of non-vested options from terminated individuals.
Depreciation and amortization
Depreciation and amortization consisted of the following:

	Years ended December 31,
(in millions)	2020	2019	2018
Affiliate agreements	$2	2	2
Customer relationships	49	49	50
Other technology	15	15	15
Acquisition related amortization	66	66	67
Property and equipment	171	186	174
Software amortization	85	85	95
Channel placement amortization and related expenses	131	131	75
Total depreciation and amortization	$453	468	411
For the year ended December 31, 2020, property and equipment depreciation decreased primarily due to the disposition of assets in France in 2019. For the year ended December 31, 2019, channel placement amortization expense increased primarily due to new television distribution contracts entered into at HSN and software amortization decreased due to the end of useful lives of certain software additions.
Equity in losses of investee
The losses were associated with our joint venture in China that is accounted for as an equity method investment. For the year ended December 31, 2020, as a result of an impairment review, the Company reduced its investment in the joint venture, CNR Home Shopping Co., Ltd. ("CNRS") by $29 million which is recorded as equity in losses of investee in the consolidated statement of operations.

Gains (losses) on financial instruments
There was $3 million in gains on financial instruments for the year ended December 31, 2020, which was primarily related to the change in the fair value of the interest rate swaps (see "Interest Rate Swap Arrangements" below). There was $5 million and $2 million in losses on financial instruments for the years ended December 31, 2019 and 2018, respectively.
Interest expense, net
For the years ended December 31, 2020 and 2019, consolidated net interest expense increased $17 million and decreased $3 million, respectively, as compared to the corresponding prior years. The increase in net interest expense in 2020 is primarily related to refinancing our borrowings on our senior secured credit facility with newly issued senior secured notes, which have higher interest rates, partially offset by lower outstanding debt balances due to repayment of amounts outstanding on the senior secured credit facility. The decrease in net interest expense in 2019 was due to the reduction of the variable interest rate on our senior secured credit facility compared to the prior year.
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
Loss on extinguishment of debt
QVC recorded a $42 million loss on extinguishment of debt during the year ended December 31, 2020 due to the redemption of the 5.125% Senior Secured Notes due 2022 (the "2022 Notes"). There was no loss on extinguishment of debt recorded for the year ended December 31, 2019. QVC recorded a $2 million loss on extinguishment of debt during the year ended December 31, 2018 due to the termination of HSN's credit agreement on December 31, 2018.
Income taxes
Our effective tax rate was 27.0%, 24.3% and 26.5% for the years ended December 31, 2020, 2019 and 2018, respectively. The effective tax rate increased in 2020 in comparison to 2019, due to the absence of an income tax benefit realized in 2019 as a result of the write-off in 2019 of an investment and notes in a foreign subsidiary. The effective tax rate decreased in 2019 in comparison to 2018, mainly due to the recognition of that same benefit in 2019.

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

	Years ended December 31,
(in millions)	2020	2019	2018
Operating income	$1,567	1,327	1,512
Depreciation and amortization	453	468	411
Stock-based compensation	37	39	46
Transaction related costs	—	1	60
Impairment loss	—	147	30
Adjusted OIBDA	$2,057	1,982	2,059
QVC Adjusted OIBDA increased by $75 million and decreased by $77 million for the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding prior year.
The increase for the year ended December 31, 2020 is due to a $64 million increase in QVC-International and an $11 million increase in QxH. The decrease for the year ended December 31, 2019 is due to a $94 million decrease in QxH offset by a $17 million increase in QVC-International primarily due to the closure of operations in France. There were no Adjusted OIBDA losses related to France for the year ended December 31, 2020 and Adjusted OIBDA losses related to France were $6 million and $32 million for the years ended December 31, 2019 and 2018, respectively.
Seasonality
QVC's business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, QVC has earned, on average, between 21% and 24% of its revenue in each of the first three quarters of the year and 32% of its revenue in the fourth quarter of the year.
Financial Position, Liquidity and Capital Resources
General
Historically, QVC's primary sources of cash have been cash provided by operating activities and borrowings. In general, QVC uses this cash to fund its operations, make capital purchases, make payments to Qurate Retail, make interest payments and minimize QVC's outstanding senior secured credit facility balance.
As of December 31, 2020, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
Exchangeable Senior Debentures
3.5% Exchangeable Senior Debentures due 2031
As part of the common control transaction with Qurate Retail that was completed in December 2020, QVC Global, a subsidiary of the Company, became the primary co-obligor of the MSI Exchangeables.
Each $1,000 debenture of the MSI Exchangeables is exchangeable at the holder's option for the value of 5.2598 shares of Motorola Solutions, Inc. (“MSI”). The remaining exchange value is payable, at the Company’s option, in cash or MSI stock or a combination thereof. The Company, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the adjusted principal amount of the debentures plus accrued interest. As a result of various principal payments made to holders of the MSI Exchangeables, the adjusted principal amount of each $1,000 debenture is $497 and the total principal outstanding is $218 million as of December 31, 2020. The Company has elected to account for its MSI Exchangeables using the fair value option. Interest on the Company's MSI Exchangeables is payable semi-annually based on the date of issuance. At maturity, the Company's MSI Exchangeables are payable in cash.

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
In connection with the offering of the 2028 Notes, QVC completed a cash tender offer (the "Tender Offer") to purchase any and all of the outstanding 2022 Notes. QVC also issued a notice of redemption exercising its right to optionally redeem any of the 2022 Notes that remained outstanding following the Tender Offer. As a result of the Tender Offer and the redemption, the Company recorded a loss on extinguishment of debt in the consolidated statements of operations of $42 million for the year ended December 31, 2020.
Senior Secured Credit Facility
On December 31, 2018, QVC entered into the Fourth Amended and Restated Credit Agreement with Zulily as borrowers (collectively, the “Borrowers”) which is a multi-currency facility that provides for a $2.95 billion revolving credit facility with a $450 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by the Company or Zulily with a $50 million sub-limit for standby letters of credit (see note 14 to the accompanying consolidated financial statements). The remaining $2.55 billion and any incremental loans may be borrowed only by the Company. Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.75% depending on the Borrowers’ combined ratio of Consolidated Total Debt to Consolidated EBITDA (the “Combined Consolidated Leverage Ratio”). Borrowings that are London Interbank Offered Rate ("LIBOR") loans will bear interest at a per annum rate equal to the applicable LIBOR rate plus a margin that varies between 1.25% and 1.75% depending on the Borrowers’ Combined Consolidated Leverage Ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if Zulily ceases to be controlled by Qurate Retail, all of its loans must be repaid and its letters of credit cash collateralized. The facility matures on December 31, 2023. Payment of loans may be accelerated following certain customary events of default.
QVC had $2.93 billion available under the terms of the senior secured credit facility at December 31, 2020, including the portion available under the $400 million tranche on which Zulily may also borrow. There were no borrowings outstanding on the senior secured credit facility at December 31, 2020.
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
Parent Issuer and Subsidiary Guarantor Summarized Financial Information
The following information contains the summarized financial information for the combined parent (QVC, Inc.) and subsidiary guarantors (Affiliate Relations Holdings, Inc.; Affiliate Investment, Inc.; AMI 2, Inc.; ER Marks, Inc.; QVC Global Corporate Holdings, LLC; QVC GCH Company, LLC; QVC Rocky Mount, Inc.; QVC San Antonio, LLC; QVC Global Holdings I, Inc.; HSN, Inc; HSNi, LLC; HSN Holding LLC; AST Sub, Inc.; Home Shopping Network En Espanol, L.P.; Home Shopping Network En Espanol, L.L.C; Ingenious Designs LLC; NLG Merger Corp.; Ventana Television, Inc.; and Ventana Television Holdings, Inc.) pursuant to Rules 3-10, 13-01 and 13-02 of Regulation S-X.

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

Summarized financial information for the most recent annual period was as follows:

Combined Parent-QVC, Inc. and Subsidiary Guarantors
December 31, 2020
Current assets	$2,394
Intercompany receivable from non-guarantor subsidiaries	(2,501)
Note receivable - related party	1,825
Noncurrent assets	11,118
Current liabilities	2,152
Noncurrent liabilities	5,286

Combined Parent-QVC, Inc. and Subsidiary Guarantors
Year ended December 31, 2020
Net revenue	$9,631
Net revenue less cost of goods sold	4,066
Income before taxes	945
Net income	910
Net income attributable to QVC, Inc. Stockholder	852

Other Debt Related Information
QVC was in compliance with all of its debt covenants as of December 31, 2020.

The weighted average interest rate applicable to all of the outstanding debt (excluding finance leases) prior to amortization of bond discounts and related debt issuance costs was 5.0% as of December 31, 2020.
As of December 31, 2020 and 2019, outstanding trade letters of credit totaled $13 million and $12 million, respectively.
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

Interest Rate Swap Arrangements
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP. The swap arrangement expired in June 2019. In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of $3 million and less than $1 million as of December 31, 2020 and 2019, respectively, which was included in other long-term liabilities.
On December 31, 2018, QVC entered into a thirteen month interest rate swap arrangement that effectively converted $250 million of its variable rate bank credit facility to a fixed rate of 1.05% which expired in January 2020.

Changes in the fair value of the swaps are reflected in losses on financial instruments in the accompanying consolidated statements of operations.
Additional Cash Flow Information
During the year ended December 31, 2020, QVC's primary uses of cash were $1,236 million of principal payments on debt and finance lease obligations, $1,184 million of dividends to Qurate Retail, $500 million of principal repayments of our senior secured notes, $274 million of capital and television distribution rights expenditures and $62 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,075 million from the issuance of the 2027 Notes and 2028 Notes, $112 million of principal borrowings from the senior secured credit facility and $2,234 million of cash provided by operating activities. As of December 31, 2020, QVC's cash, cash equivalents and restricted cash balance was $690 million.
As of December 31, 2020, $380 million of the $690 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 63% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
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
The change in cash provided by operating activities for the years ended December 31, 2020 and 2019 compared to the previous corresponding years was primarily due to a change in working capital items. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

As of December 31, 2019, $280 million of the $569 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Approximately 66% of this foreign cash balance was that of QVC-Japan.
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
Other
Capital expenditures spending in 2021 is expected to be between $220 and $250 million.
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
Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations at December 31, 2020 is summarized below:

	Payments due by period
(in millions)	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt (1)	$8	8	758	609	609	2,676	4,668
Interest payments (2)	240	238	222	182	154	2,587	3,623
Finance lease obligations (including imputed interest)	26	26	25	24	22	89	212
Operating lease obligations	38	32	27	24	21	167	309
Purchase obligations and other (3)	2,519	36	16	7	6	10	2,594
(1) Amounts exclude finance lease obligations and the issue discounts on the 4.375%, 4.85%, 4.45%, 5.45% and 5.95% Senior Secured Notes.
(2) Amounts (i) are based on the terms of our senior secured notes and exchangeable senior debentures, (ii) assumes that our existing debt is repaid at maturity and (iii) exclude finance lease obligations.
(3) Amounts include open purchase orders for inventory and non-inventory purchases along with other contractual obligations, regardless of our ability to cancel such obligations.
Adoption of new accounting pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2018-15, Intangibles- Goodwill and Other- Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company prospectively adopted this new standard as of January 1, 2020 and it did not have a material impact on the consolidated financial statements.
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
For the year ended December 31, 2020, QVC only performed a qualitative assessment for its QxH and QVC-International reporting segments as it was more likely than not that the fair values exceeded the carrying values for each of the reporting units. There was no goodwill impairment recorded for the year ended December 31, 2020.
QVC utilizes a qualitative assessment to evaluate the risk of impairment of indefinite-lived intangible assets. If deemed necessary based on qualitative factors, a quantitative test is used to determine if the carrying value of an indefinite-lived intangible asset exceeds its fair value. If the carrying value exceeds the fair value, an impairment loss is recognized in an amount equal to that excess in accordance with FASB Accounting Standards Codification 350-30-35. There was no impairment loss recorded for the year ended December 31, 2020. QVC recorded a $147 million and $30 million impairment loss related to its HSN indefinite-lived tradename during the years ended December 31, 2019 and 2018, respectively. The carrying value of the HSN indefinite-lived tradename as of December 31, 2020 is $450 million.

The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2020 and 2019 were as follows:

(in millions)	QxH	QVC-International	Total
Balance as of December 31, 2018	$5,112	860	5,972
Exchange rate fluctuations	—	(1)	(1)
Balance as of December 31, 2019	5,112	859	5,971
Exchange rate fluctuations	—	63	63
Balance as of December 31, 2020	$5,112	922	6,034
Retail related adjustments and allowances
QVC records adjustments and allowances for sales returns, inventory obsolescence and uncollectible receivables. Each of these adjustments is estimated based on historical experience. Sales returns are calculated as a percent of sales and are netted against revenue in the consolidated statement of operations. For the years ended December 31, 2020, 2019 and 2018, sales returns represented 15.6%, 17.3% and 17.4% of gross product revenue, respectively. The inventory obsolescence reserve is calculated as a percent of inventory at the end of a reporting period based on, among other factors, the average inventory balance for the preceding twelve months and historical experience with liquidated inventory. The change in the reserve is included in cost of goods sold in the consolidated statements of operations. As of December 31, 2020, inventory was $1,119 million, which was net of the obsolescence reserve of $170 million. As of December 31, 2019, inventory was $1,214 million, which was net of the obsolescence reserve of $145 million. The allowance for credit losses is calculated as a percent of accounts receivable at the end of a reporting period, and it is based on historical experience, with the change in such allowance being recorded as a provision for credit losses in selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2020, trade accounts receivable were $1,602 million, net of the allowance for credit losses of $124 million. As of December 31, 2019, trade accounts receivable were $1,813 million, net of the allowance for credit losses of $123 million. Each of these adjustments requires management judgment. Actual results could differ from management's estimates.
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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at December 31, 2020:

(in millions, except percentages)	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Fixed rate debt (1) (2)	$8	8	758	609	609	2,676	4,668	5,098
Weighted average interest rate on fixed rate debt	3.5%	3.5%	4.4%	4.4%	4.8%	5.3%	4.9%	N/A
Variable rate debt (1)	$—	—	—	—	—	—	—	—
Average interest rate on variable rate debt	—%	—%	—%	—%	—%	—%	—%	N/A
(1) Amounts exclude finance lease obligations and the issue discounts on the 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
(2) Amounts exclude impact related to interest rate swaps, which we have discussed further below.
N/A - Not applicable.
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP. The swap arrangement expired in June 2019. In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of $3 million and less than $1 million as of December 31, 2020 and 2019, respectively which was included in other long-term liabilities.
Changes in the fair value of the swaps are reflected in gains (losses) on financial instruments in the consolidated statements of operations.

Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the years ended December 31, 2020, 2019 and 2018 would have been impacted by approximately $5 million, $5 million, and $4 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The senior secured credit facility provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of December 31, 2020, 2019 and 2018, no borrowings in foreign currencies were outstanding.
Item 8. Financial Statements and Supplementary Data
The consolidated financial statements of QVC are filed under this Item 8, beginning on page II-25. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
2020 Remediation Activities
See “Item 9A. Controls and Procedures - Management’s Report on Internal Control Over Financial Reporting” and “Item 9A. Controls and Procedures - Material Weakness in Internal Control” contained in the Company’s report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”) for disclosure of information about the material weakness that was reported as a result of the Company’s annual assessment as of December 31, 2019 and remediation plans for that material weakness.
In response to the material weaknesses identified in "Management’s Report on Internal Control over Financial Reporting" as set forth in Part II, Item 9A in the 2019 Form 10-K, the Company developed a plan with oversight from the Audit Committee of the Board of Directors of Qurate Retail to remediate the material weaknesses. The remediation efforts implemented include the following:
•Removed inappropriate IT system access at the Company's Germany subsidiary;

•Enhanced information technology general controls (“ITGC”) control activities to ensure access to certain financially significant systems and data at the Company’s German subsidiary is appropriately restricted to authorized personnel; and

•Continued enhanced ITGC risk assessment procedures around higher risk applications to identify potential risk areas that could have an impact on financial reporting.

For the quarter ended December 31, 2020, the Company completed the testing and evaluation of the operating effectiveness of the controls and determined that the controls were designed and operating effectively as of December 31, 2020. Accordingly, the Company concluded the previously reported material weakness was remediated as of December 31, 2020.
Management’s Report on Internal Control Over Financial Reporting
See page II-21 for Management's Report on Internal Control Over Financial Reporting.

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
The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2020, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company's management has concluded that, as of December 31, 2020, the Company's internal control over financial reporting is effective.
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

Report of Independent Registered Public Accounting Firm
To the Stockholder-Director
QVC, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of QVC, Inc. and subsidiaries (the Company), a wholly owned subsidiary of Qurate Retail, Inc., as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 9 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to those charged with governance and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

HSN tradename impairment evaluation
As discussed in Note 2 to the consolidated financial statements the Company performs tradename impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of a tradename more likely than not exceeds its fair value. The Company performed impairment testing of the HSN tradename utilizing the qualitative approach. The Company’s tradename balance as of December 31, 2020 was $2.9 billion, of which $450 million related to HSN’s indefinite-lived tradename.
We identified the assessment of the evaluation of impairment of the HSN tradename as a critical audit matter. There was a high degree of subjective auditor judgment in applying and evaluating the results of our audit procedures over the qualitative impairment assessment. Specifically, a higher degree of auditor judgment was required in the identification and evaluation of changes in market conditions including the events and circumstances that could indicate that the carrying value of the tradename more likely than not exceeds its fair value. Adverse changes in market conditions could indicate that the carrying amount of the indefinite-lived asset may not be recoverable.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of a certain internal control related to the qualitative impairment assessment. We evaluated the market conditions impacting the Company’s indefinite-lived asset based on our understanding of the entity and the industry by reading third party market reports and other publicly available information. With the assistance of valuation professionals with specialized skills and knowledge, we assessed the impact of current market conditions on discount rates based on publicly available market data for comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2003.
Philadelphia, Pennsylvania
February 26, 2021

QVC, Inc.
Consolidated Balance Sheets
December 31, 2020 and 2019

(in millions, except share amount)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$682	561
Restricted cash	8	8
Accounts receivable, less allowance for credit losses of $124 at December 31, 2020 and $123 at December 31, 2019 (note 3)	1,602	1,813
Inventories	1,119	1,214
Prepaid expenses and other current assets	293	184
Total current assets	3,704	3,780
Property and equipment, net of accumulated depreciation of $1,544 at December 31, 2020 and $1,338 at December 31, 2019 (note 4)	1,178	1,215
Operating lease right-of-use assets (note 9)	221	214
Television distribution rights, net (note 5)	63	140
Goodwill (note 6)	6,034	5,971
Other intangible assets, net (note 6)	3,454	3,498
Note receivable - related party (note 14)	1,825	—
Other noncurrent assets	79	109
Total assets	$16,558	14,927
Liabilities and equity
Current liabilities:
Current portion of debt and finance lease obligations (note 8)	$410	18
Accounts payable-trade	1,127	913
Accrued liabilities (note 7)	1,302	1,045
Total current liabilities	2,839	1,976
Long-term portion of debt and finance lease obligations (note 8)	4,549	5,101
Deferred income taxes (note 12)	711	724
Other long-term liabilities	324	322
Total liabilities	8,423	8,123
Commitments and contingencies (note 13)
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	10,741	9,208
Accumulated deficit	(2,722)	(2,390)
Accumulated other comprehensive loss (note 17)	(17)	(144)
Total QVC, Inc. stockholder's equity	8,002	6,674
Noncontrolling interest	133	130
Total equity	8,135	6,804
Total liabilities and equity	$16,558	14,927
See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Operations
Years ended December 31, 2020, 2019 and 2018

(in millions)	2020	2019	2018
Net revenue	$11,472	10,986	11,282
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	7,418	7,148	7,248
Operating	786	768	881
Selling, general and administrative, including transaction related costs and stock-based compensation	1,248	1,128	1,200
Depreciation	171	186	174
Amortization	282	282	237
Impairment loss	—	147	30
	9,905	9,659	9,770
Operating income	1,567	1,327	1,512
Other (expense) income:
Equity in losses of investee	(30)	—	(3)
Gains (losses) on financial instruments	3	(5)	(2)
Interest expense, net	(257)	(240)	(243)
Foreign currency gain (loss)	6	(3)	—
Loss on extinguishment of debt	(42)	—	(2)
	(320)	(248)	(250)
Income before income taxes	1,247	1,079	1,262
Income tax expense	(337)	(262)	(334)
Net income	910	817	928
Less net income attributable to the noncontrolling interest	(58)	(50)	(46)
Net income attributable to QVC, Inc. stockholder	$852	767	882

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Comprehensive Income
Years ended December 31, 2020, 2019 and 2018

(in millions)	2020	2019	2018
Net income	$910	817	928
Foreign currency translation adjustments, net of tax	118	1	(48)
Total comprehensive income	1,028	818	880
Comprehensive income attributable to noncontrolling interest	(65)	(51)	(49)
Comprehensive income attributable to QVC, Inc. stockholder	$963	767	831
See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Cash Flows
Years ended December 31, 2020, 2019 and 2018

(in millions)	2020	2019	2018
Operating activities:
Net income	$910	817	928
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of investee	30	—	3
Deferred income taxes	(10)	(8)	(30)
Foreign currency (gain) loss	(6)	3	—
Depreciation	171	186	174
Amortization	282	282	237
Change in fair value of financial instruments and non-cash interest	6	12	8
Impairment loss	—	147	30
Loss on extinguishment of debt	42	—	2
Stock-based compensation	37	39	46
Change in other long-term liabilities	5	(42)	42
Other non-cash charges, net	39	32	—
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	229	(10)	(110)
Decrease (increase) in inventories	115	68	(113)
Increase in prepaid expenses and other current assets	(14)	(16)	(97)
Increase (decrease) in accounts payable-trade	184	(74)	11
Increase (decrease) in accrued liabilities and other	214	(114)	25
Net cash provided by operating activities	2,234	1,322	1,156
Investing activities:
Capital expenditures	(218)	(291)	(228)
Expenditures for television distribution rights	(56)	(134)	(140)
Other investing activities	—	29	(29)
Changes in other noncurrent assets	(5)	(11)	(16)
Net cash used in investing activities	(279)	(407)	(413)
Financing activities:
Principal payments of senior secured credit facility and finance lease obligations	(1,236)	(2,599)	(3,541)
Principal borrowings of debt from senior secured credit facility	112	2,496	2,750
Principal repayment of senior secured notes	(500)	(400)	—
Payment of premium on redemption of senior secured notes	(41)	—	—
Proceeds from issuance of senior secured notes	1,075	500	225
Payment of debt origination fees	(15)	(18)	(14)
Capital contributions received from Qurate Retail, Inc.	—	50	520
Dividends paid to Qurate Retail, Inc.	(1,184)	(879)	(367)
Dividends paid to noncontrolling interest	(62)	(40)	(40)
Other financing activities	(3)	(4)	(18)
Net cash used in financing activities	(1,854)	(894)	(485)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	20	(2)	2
Net increase in cash, cash equivalents and restricted cash	121	19	260
Cash, cash equivalents and restricted cash, beginning of year	569	550	290
Cash, cash equivalents and restricted cash, end of year	$690	569	550
Supplemental cash flow information:
Cash paid for taxes-to Qurate Retail Inc.	$171	209	273
Cash paid for taxes-other	97	87	134
Cash paid for interest	247	238	241
Non-cash capital additions obtained in exchange for liabilities	—	36	—
See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Equity
Years ended December 31, 2020, 2019 and 2018

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2017	1	$—	8,576	(2,797)	(93)	110	5,796
Adjustments due to adoption of new accounting pronouncements	—	—	—	13	—	—	13
Net income	—	—	—	882	—	46	928
Foreign currency translation adjustments, net of tax	—	—	—	—	(51)	3	(48)
Capital contributions received from Qurate Retail, Inc.	—	—	520	—	—	—	520
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(367)	—	(40)	(407)
Withholding taxes on net share settlements of stock-based compensation	—	—	(19)	—	—	—	(19)
Stock-based compensation	—	—	46	—	—	—	46
Balance, December 31, 2018	1	—	9,123	(2,269)	(144)	119	6,829
Net income	—	—	—	767	—	50	817
Foreign currency translation adjustments, net of tax	—	—	—	—	—	1	1
Capital contributions received from Qurate Retail, Inc.	—	—	50	—	—	—	50
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(879)	—	(40)	(919)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(9)	—	—	(9)
Withholding taxes on net share settlements of stock-based compensation	—	—	(4)	—	—	—	(4)
Stock-based compensation	—	—	39	—	—	—	39
Balance, December 31, 2019	1	—	9,208	(2,390)	(144)	130	6,804
Net income	—	—	—	852	—	58	910
Foreign currency translation adjustments, net of tax	—	—	—	—	111	7	118
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(1,184)	—	(62)	(1,246)
Withholding taxes on net share settlements of stock-based compensation	—	—	(2)	—	—	—	(2)
Stock-based compensation	—	—	37	—	—	—	37
Common control transaction with Qurate Retail, Inc.	—	—	1,498	—	16	—	1,514
Balance, December 31, 2020	1	$—	10,741	(2,722)	(17)	133	8,135
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
In the U.S., QVC's televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full-time basis, including QVC, QVC2, QVC3, HSN, and HSN2. The Company's U.S. programming is also available on QVC.com and HSN.com, QVC's "U.S. websites"; virtual multichannel video programming distributors (including Hulu + Live TV and AT&T TV); applications via streaming video; Facebook Live, Roku, Apple TV, and Amazon Fire; mobile applications; social pages and over-the-air broadcasters.
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
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. QVC-Japan paid dividends to Mitsui of $62 million in the year ended December 31, 2020 and $40 million in each of the years ended December 31, 2019 and 2018.
The Company is an indirect wholly-owned subsidiary of Qurate Retail, Inc. ("Qurate Retail") (formerly Liberty Interactive Corporation) (Nasdaq: QRTEA, QRTEB and QRTEP), which owns interests in a broad range of digital commerce businesses, including Qurate Retail's other wholly-owned subsidiary Zulily, LLC ("Zulily"), as well as other minority investments. QVC is part of the Qurate Retail Group ("QRG"), formerly QVC Group, a portfolio of brands including QVC, Zulily and Cornerstone Brands, Inc. ("CBI").
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
On October 17, 2018, QRG announced a series of initiatives designed to better position its QxH business (“QRG Initiatives”). As part of the QRG Initiatives, QVC will close its fulfillment centers in Lancaster, Pennsylvania and Roanoke, Virginia and entered into an agreement to lease a new fulfillment center in Bethlehem, Pennsylvania, which commenced in 2019 (see note 9). QVC recorded transaction related costs of $1 million and $60 million during the years ended December 31, 2019 and 2018, respectively, which primarily related to severance, other QRG Initiatives and the closure of operations in France as discussed below.
In the fourth quarter of 2018, QVC recorded a charge related to the potential closure of its operations in France. For the year ended December 31, 2018, QVC recorded $9 million in severance expenses, which is included in transaction related costs (see

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
note 16), and $4 million in inventory obsolescence related to these exit activities. No material severance or inventory obsolescence expenses related to these exit activities were recorded during 2019 or 2020. The formal announcement to execute the closure was made in March 2019 and broadcasting for QVC in France was subsequently terminated on March 13, 2019.
In December 2019, a new coronavirus disease ("COVID-19'") pandemic was reported to have surfaced in Wuhan, China and has subsequently spread across the globe, including all of the countries in which QVC operates. As a result of the spread of COVID-19, certain local governmental agencies have imposed travel restrictions, local quarantines or stay at home restrictions to contain the spread, which has caused a significant disruption to most sectors of the economy.
Management is not presently aware of any events or circumstances arising from the COVID-19 pandemic that would require the Company to update the estimates, judgments or revise the carrying value of our assets or liabilities. Management's estimates may change, however, as new events occur and additional information is obtained, and any such changes will be recognized in the consolidated financial statements. Actual results could differ from estimates, and any such differences may be material to our financial statements.

In July 2020, QVC implemented a planned workforce reduction. As part of the workforce reduction, QVC decided to eliminate live hours on QVC2 in the U.S. and other secondary channels within the international segment. As a result, QVC recorded $20 million of severance expense during the year ended December 31, 2020, which is recorded in selling, general and administrative expense in the consolidated statements of operations.

The consolidated financial statements include the accounts of QVC, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.
(2) Summary of Significant Accounting Policies
(a) Cash and cash equivalents
All highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents were $240 million and $272 million at December 31, 2020 and 2019, respectively. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair values (Level 1). See note 15.
(b) Restricted cash
Restricted cash at December 31, 2020 and 2019 primarily includes a cash deposit with a third party trustee that provides financial assurance that the Company will fulfill its obligations in relation to claims under its workers' compensation policy.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
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
QVC also utilizes a qualitative assessment to evaluate the risk of impairment of indefinite-lived intangible assets. The accounting guidance permits entities to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If deemed necessary based on qualitative factors, a quantitative test is used to determine if the carrying value of an indefinite-lived intangible asset exceeds its fair value. An impairment loss would be recognized to the extent that the carrying amount exceeded the asset's fair value in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350. Refer to note 6 for additional information.

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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
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
(j) Revenue recognition
Revenue is recognized at the time of shipment to customers. The Company's general policy is to allow customers the right to return merchandise. An allowance for returned merchandise is provided at the time revenue is recorded as a percentage of sales based on historical experience. Refer to note 10 for further explanation.
(k) Cost of goods sold
Cost of goods sold primarily includes actual product cost, provision for obsolete inventory, buying allowances received from suppliers, shipping and handling costs and warehouse costs.
(l) Advertising costs
Advertising costs are expensed as incurred. Advertising costs amounted to $208 million, $153 million and $138 million for the years ended December 31, 2020, 2019 and 2018, respectively. These costs were included in selling, general and administrative expenses in the consolidated statements of operations.
(m) Stock-based compensation
As described in note 11, the Company and Qurate Retail have granted certain stock-based awards to employees of the Company. The Company measures the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock units) based on the grant-date fair value of the award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.
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
(o) Derivatives
The Company accounts for derivatives and hedging activities in accordance with standards issued by the FASB, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Fair value is based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. For derivatives designated as hedges, changes in the fair value are either offset against the changes in fair value of the designated hedged item through earnings or recognized in accumulated other comprehensive loss until the hedged item is recognized in earnings.

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
Internal Revenue Code section 951A subjects a U.S. parent of a foreign subsidiary to current U.S. tax on its global intangible low–taxed income (“GILTI”). The U.S. parent generally can deduct a portion of its GILTI and apply a limited deemed paid credit for foreign taxes. In accordance with guidance issued by the FASB, the Company has elected an accounting policy to account for taxes on GILTI as a period cost when incurred and not to provide for deferred taxes related to GILTI.
(q) Noncontrolling interest
The Company reports the noncontrolling interest of QVC-Japan within equity in the consolidated balance sheets and the amount of consolidated net income attributable to the noncontrolling interest is presented in the consolidated statements of operations.
(r) Common control transaction
On December 30, 2020, the Company and Liberty Interactive LLC ("LIC") completed an internal realignment of the Company's global finance structure that resulted in a common control transaction with Qurate Retail. As part of this realignment and upon entering into a payment agreement, QVC Global Corporate Holdings, LLC ("QVC Global"), a subsidiary of the Company, became the primary co- obligor on LIC’s 3.5% Senior Exchangeable Debentures Due 2031 (the “MSI Exchangeables”), which causes the MSI Exchangeables to be serviced directly by cash generated from the Company’s foreign operations (see note 8). Concurrently, LIC issued a promissory note (“LIC Note”) to the Company with an initial face amount of $1.8 billion, a stated interest rate of 0.48% and a maturity of December 29, 2029. Interest on the LIC Note is to be paid annually beginning on December 29, 2021. In addition, Qurate Retail transferred additional assets and liabilities as part of the transaction. The difference between the total assets received and the liabilities assumed is treated as a capital contribution from Qurate Retail as part of the common control transaction, which is summarized as follows (in millions):

Note receivable	$1,825
Prepaid expenses and other current assets	91
Current portion of debt	(397)
Accrued liabilities	(5)
Accumulated other comprehensive loss	(16)
Capital contribution from Qurate Retail	$1,498

The assets and liabilities as part of this common control transaction did not result in a change to the reporting entity, therefore the accounting impacts of the common control transaction will be recorded on a prospective basis.

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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
On July 4, 2012, the Company entered into a joint venture with CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio ("CNR") for a 49% interest in CNR Home Shopping Co., Ltd. ("CNRS"). The CNRS joint venture is accounted for as an equity method investment as a component of other noncurrent assets on the consolidated balance sheets and equity in losses of investee in the consolidated statements of operations. CNRS operates a retailing business in China through a televised shopping channel with an associated website. CNRS is headquartered in Beijing, China.
As of December 31, 2020 and 2019, the investment in CNRS is $10 million and $40 million, respectively, and is classified within other noncurrent assets on the consolidated balance sheets. During the year ended December 31, 2020, as a result of an impairment review, the Company reduced its investment in CNRS by $29 million which is recorded in equity in losses of investee in the consolidated statement of operations.
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
(u) Recent accounting pronouncements
In August 2018, the FASB issued Accounting Standards Update 2018-15, Intangibles- Goodwill and Other- Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company prospectively adopted this new standard as of January 1, 2020 and it did not have a material impact on the consolidated financial statements.
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
In 2014, the Company amended and restated its agreement with a large consumer financial services company (the "Bank") pursuant to which the Bank provides revolving credit directly to QVC's customers for the sole purpose of purchasing merchandise or services with a private label credit card ("PLCC") company in the U.S. The agreement with the Bank was amended and restated in March 2017 and December 2018 related to its QVC brand. In December 2018, the Company entered into a separate agreement with the Bank for its HSN brand. The Company receives a portion of the net economics of the credit card program. The Company cannot predict the extent to which customers will use the PLCC, nor the extent that they will make payments on their outstanding balances. PLCC income of $140 million, $124 million and $118 million was recorded in net revenue during the years ended December 31, 2020, 2019 and 2018, respectively.
The Company also accepts major credit cards for its sales. Accounts receivable from major credit cards represents amounts owed to QVC from the credit card clearing houses for amounts billed but not yet collected.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
Accounts receivable consisted of the following:

	December 31,
(in millions)	2020	2019
Installment payment option	$1,368	1,586
Major credit cards and customers	262	247
Other receivables	96	103
	1,726	1,936
Less allowance for credit losses	(124)	(123)
Accounts receivable, net	$1,602	1,813
A summary of activity in the allowance for credit losses was as follows:

(in millions)	Balance beginning of year	Additions- charged to expense	Deductions- write-offs	Balance end of year
2020	$123	89	(88)	124
2019	112	124	(113)	123
2018	91	112	(91)	112
The carrying value of accounts receivable, adjusted for the reserves described above, approximates fair value as of December 31, 2020 and 2019.
(4) Property and Equipment, Net
Property and equipment consisted of the following:

	December 31,		Estimated useful
(in millions)	2020	2019	life
Land	$133	128	N/A
Buildings and improvements	1,252	1,169	3 - 20 years
Furniture and other equipment	774	586	2 - 8 years
Broadcast equipment	160	140	2 - 5 years
Computer equipment	193	187	2 - 4 years
Transponders and terrestrial transmitter (note 9)	174	177	2 - 15 years
Projects in progress	36	166	N/A
Property and equipment	2,722	2,553
Less: accumulated depreciation	(1,544)	(1,338)
Property and equipment, net	$1,178	1,215
N/A - Not applicable.
Disposal of assets reduced property and equipment by $46 million and $117 million for the years ended December 31, 2020 and 2019, respectively.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(5) Television Distribution Rights, Net
Television distribution rights consisted of the following:

		December 31,
(in millions)	2020	2019
Television distribution rights	$814	764
Less accumulated amortization	(751)	(624)
Television distribution rights, net	$63	140
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
Television distribution rights are amortized using the straight-line method over the lives of the individual agreements. The remaining weighted average lives of the television distribution rights was approximately 1.5 years as of December 31, 2020. Amortization expense for television distribution rights was $133 million for each of the years ended December 31, 2020 and 2019 and $77 million for the year ended December 31, 2018.
As of December 31, 2020, related amortization expense for each of the next five years ending December 31 was as follows (in millions):

2021	$45
2022	18
2023	—
2024	—
2025	—
In return for carrying QVC's signals, each programming distributor in the U.S. receives an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs and from certain internet sales to customers located in the programming distributors' service areas. In Germany, Japan, the U.K., and Italy, programming distributors predominately receive an agreed-upon annual fee, a monthly fee per subscriber regardless of the net sales, a variable percentage of net sales or some combination of the above arrangements. The Company recorded expense related to these commissions of $349 million, $350 million and $363 million for the years ended December 31, 2020, 2019 and 2018, respectively, which is included as part of operating expenses in the consolidated statements of operations.
(6) Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill by operating segment (note 16) for the years ended December 31, 2020 and 2019 were as follows:

(in millions)	QxH	QVC-International	Total
Balance as of December 31, 2018	$5,112	860	5,972
Exchange rate fluctuations	—	(1)	(1)
Balance as of December 31, 2019	5,112	859	5,971
Exchange rate fluctuations	—	63	63
Balance as of December 31, 2020	$5,112	922	6,034

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
For the years ended December 31, 2020, 2019 and 2018, QVC performed a qualitative assessment for its QxH and QVC-International reporting units as it was more likely than not that the fair values exceeded the carrying values for each of the reporting units. There was no goodwill impairment recorded during the years ended December 31, 2020, 2019 or 2018.
Other intangible assets consisted of the following:

December 31,
	2020			2019			Weighted average remaining life (years)
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$952	(663)	289	885	(603)	282	2.7
Affiliate and customer relationships	2,845	(2,564)	281	2,829	(2,499)	330	6.0
Debt origination fees	10	(4)	6	10	(2)	8	3.0
Tradenames (indefinite life)	2,878	—	2,878	2,878	—	2,878	N/A
	$6,685	(3,231)	3,454	6,602	(3,104)	3,498
N/A - Not applicable.
Disposal of assets reduced gross other intangible assets by $48 million and $130 million for the years ended December 31, 2020 and 2019, respectively.
Amortization expense for other intangible assets was $149 million for each of the years ended December 31, 2020 and 2019 and $160 million for the year ended December 31, 2018.
For 2020, the Company utilized a qualitative impairment assessment for both the QVC and HSN tradenames and there were no impairment losses recorded during the year ended December 31, 2020. For 2019, the company utilized a qualitative impairment assessment for the QVC tradename and a quantitative assessment for the HSN tradename. The company utilizes a relief from royalty method to determine the fair value. As of December 31, 2019, the HSN tradename within the QxH segment, with a carrying amount of $597 million, was written down to its fair value of $450 million resulting in an impairment charge of $147 million, which is reflected in impairment loss in the consolidated statement of operations. As of December 31, 2018, the HSN indefinite-lived tradename with a carrying amount of $627 million was written down to its fair value of $597 million resulting in an impairment charge of $30 million, which is reflected in impairment loss in the consolidated statement of operations. These fair value measurements are Level 3 fair value measurements based on unobservable inputs. Accumulated impairment loss as of December 31, 2020 is $177 million.
As of December 31, 2020, the related amortization and interest expense for each of the next five years ending December 31 was as follows (in millions):

2021	$173
2022	143
2023	104
2024	62
2025	47

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(7) Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
(in millions)	2020	2019
Accounts payable non-trade	$408	369
Allowance for sales returns	267	238
Accrued compensation and benefits	214	112
Other	413	326
	$1,302	1,045
(8) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following:

	December 31,
(in millions)	2020	2019
3.5% Exchangeable Senior Debentures due 2031	$393	—
5.125% Senior Secured Notes due 2022	—	500
4.375% Senior Secured Notes due 2023, net of original issue discount	750	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	600
4.45% Senior Secured Notes due 2025, net of original issue discount	599	599
4.75% Senior Secured Notes due 2027	575	—
4.375% Senior Secured Notes due 2028	500	—
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
6.375% Senior Secured Notes due 2067	225	225
6.25% Senior Secured Notes due 2068	500	500
Senior secured credit facility	—	1,105
Finance lease obligations (note 9)	168	181
Less debt issuance costs, net	(50)	(40)
Total debt and finance lease obligations	4,959	5,119
Less current portion	(410)	(18)
Long-term portion of debt and finance lease obligations	$4,549	5,101
Exchangeable Senior Debentures
3.5% Exchangeable Senior Debentures due 2031
As part of the common control transaction with Qurate Retail that was completed in December 2020, QVC Global, a subsidiary of the Company, became the primary co-obligor of the MSI Exchangeables at its carrying value of $397 million (see note 2(r)) with an outstanding principal of $218 million.
Each $1,000 debenture of the MSI Exchangeables is exchangeable at the holder's option for the value of 5.2598 shares of Motorola Solutions, Inc. (“MSI”). The remaining exchange value is payable, at the Company’s option, in cash or MSI stock or a combination thereof. The Company, at its option, may redeem the debentures, in whole or in part, for cash generally equal to the adjusted principal amount of the debentures plus accrued interest. As a result of various principal payments made to holders of the MSI Exchangeables, the adjusted principal amount of each $1,000 debenture is $497 and the total principal outstanding is $218 million as of December 31, 2020. Interest on the MSI Exchangeables is payable semi-annually based on the date of issuance. At maturity, the MSI Exchangeables are payable in cash.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
The Company has elected to account for its MSI Exchangeables using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as losses on financial instruments in the statements of operations and in other comprehensive income as it relates to instrument specific credit risk on the consolidated statements of comprehensive income.
The Company has classified for financial reporting purposes the MSI Exchangeables as a current liability as the MSI Exchangeables are exchangeable at the option of the holder at any time.
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and certain of its subsidiaries and have equal priority to the senior secured credit facility. The interest on QVC's senior secured notes is payable semi-annually with the exception of the interest on the 6.375% Senior Secured Notes due 2067 (the "2067 Notes") and the 6.25% Senior Secured Notes due 2068 (the "2068 Notes"), which is payable quarterly. The 3.125% Senior Secured Notes due 2019 were repaid at maturity in April 2019.
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
In connection with the offering of the 2028 Notes, QVC completed a cash tender offer (the "Tender Offer") to purchase any and all of its outstanding 5.125% Senior Secured Notes due 2022 (the "2022 Notes"). QVC also issued a notice of redemption exercising its right to optionally redeem any of the 2022 Notes that remained outstanding following the Tender Offer. As a result of the Tender Offer and the redemption, the Company recorded a loss on extinguishment of debt in the consolidated statements of operations of $42 million for the year ended December 31, 2020.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
Senior Secured Credit Facility
On December 31, 2018, QVC entered into the Fourth Amended and Restated Credit Agreement with Zulily as borrowers (collectively, the “Borrowers”) which is a multi-currency facility that provides for a $2.95 billion revolving credit facility with a $450 million sub-limit for standby letters of credit and $1.5 billion of uncommitted incremental revolving loan commitments or incremental term loans. The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by the Company or Zulily with a $50 million sub-limit for standby letters of credit (see note 14). The remaining $2.55 billion and any incremental loans may be borrowed only by the Company. Borrowings that are alternate base rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.75% depending on the Borrowers’ combined ratio of Consolidated Total Debt to Consolidated EBITDA (the “Combined Consolidated Leverage Ratio”). Borrowings that are London Interbank Offered Rate ("LIBOR") loans will bear interest at a per annum rate equal to the applicable LIBOR rate plus a margin that varies between 1.25% and 1.75% depending on the Borrowers’ Combined Consolidated Leverage Ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if Zulily ceases to be controlled by Qurate Retail, all of its loans must be repaid and its letters of credit cash collateralized. The facility matures on December 31, 2023. Payment of loans may be accelerated following certain customary events of default.
QVC had $2.93 billion available under the terms of the senior secured credit facility at December 31, 2020, including the portion available under the $400 million tranche on which Zulily may also borrow. There were no borrowings outstanding on the senior secured credit facility at December 31, 2020.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
Five Year Maturities
The annual principal maturities of QVC's debt, based on stated maturity dates, for each of the next five years are as follows:

(in millions)	Debt (1)
2021	$8
2022	8
2023	758
2024	609
2025	609
(1) Amounts exclude finance lease obligations (see Note 9) and the issue discounts on the 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
Interest Rate Swap Arrangements
During the year ended December 31, 2016, QVC entered into a three-year interest rate swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP. The swap arrangement expired in June 2019. In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of $3 million and less than $1 million as of December 31, 2020 and 2019, respectively, which was included in other long-term liabilities.
On December 31, 2018, QVC entered into a thirteen month interest rate swap arrangement that effectively converted $250 million of its variable rate bank credit facility to a fixed rate of 1.05% which expired in January 2020.

Changes in the fair value of the swaps are reflected in gains (losses) on financial instruments in the consolidated statements of operations.
Other Debt Related Information
QVC was in compliance with all of its debt covenants as of December 31, 2020.
The weighted average interest rate applicable to all of the outstanding debt (excluding finance leases) prior to amortization of bond discounts and related debt issuance costs was 5.0% as of December 31, 2020.
As of December 31, 2020 and 2019, outstanding trade letters of credit totaled $13 million and $12 million, respectively.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(9) Leases
The Company adopted ASC 842, Leases, on January 1, 2019 utilizing the modified retrospective transition approach and did not restate comparative periods.
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
The components of lease cost for the years ended December 31, 2020 and 2019, were as follows:

	Year ended December 31,
(in millions)	2020	2019
Finance lease cost
Depreciation of leased assets	$19	20
Interest on lease liabilities	8	9
Total finance lease cost	27	29
Operating lease cost	39	32
Total lease cost	$66	61
For the year ended December 31, 2018, the Company recorded depreciation expense on finance leases (previously referred to as capital leases) of $14 million, and recorded operating lease expenses of $34 million.
The remaining weighted-average lease term and the weighted-average discount rate were as follows:

December 31, 2020
Weighted-average remaining lease term (years):
Finance leases	8.5
Operating leases	11.0
Weighted-average discount rate:
Finance leases	5.1%
Operating leases	6.0%

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
Supplemental balance sheet information related to leases was as follows:

	December 31,
(in millions)	2020	2019
Operating Leases:
Operating lease right-of-use assets	$221	214
Accrued liabilities	$25	28
Other long-term liabilities	195	190
Total operating lease liabilities	$220	218
Finance Leases:
Property and equipment	$278	282
Accumulated depreciation	(141)	(129)
Property and equipment, net	$137	153
Current portion of debt and finance lease obligations	$18	18
Long-term portion of debt and finance lease obligations	150	163
Total finance lease liabilities	$168	181
Supplemental cash flow information related to leases for the years ended December 31, 2020 and 2019 was as follows:

	Year ended December 31,
(in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$44	35
Operating cash flows from finance leases	8	9
Financing cash flows from finance leases	18	22
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	31	151
Finance leases	$—	16
Future payments under noncancelable operating leases and finance leases with initial terms of one year or more as of December 31, 2020 consisted of the following:

(in millions)	Finance leases	Operating leases	Total leases
2021	$26	38	64
2022	26	32	58
2023	25	27	52
2024	24	24	48
2025	22	21	43
Thereafter	89	167	256
Total lease payments	212	309	521
Less: imputed interest	(44)	(89)	(133)
Total lease liabilities	$168	220	388

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
On October 5, 2018, QVC entered into a lease (“ECDC Lease”) for an East Coast distribution center. The 1.7 million square foot rental building is located in Bethlehem, Pennsylvania and has an initial term of 15 years. QVC obtained initial access to a portion of the ECDC Lease during March 2019 and obtained access to the remaining portion during September 2019. In total, QVC recorded a right of use asset of $141 million and an operating lease liability of $131 million relating to the ECDC Lease, with the difference attributable to prepaid rent. QVC is required to pay an initial base rent of $10 million per year, with payments that began in the third quarter of 2019 and increasing to $14 million per year, as well as all real estate taxes and other building operating costs. QVC also has the option to extend the term of the ECDC Lease for up to two consecutive terms of 5 years each and one final term of 4 years.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(10) Revenue
Disaggregated revenue by segment and product category consisted of the following:

	Year ended December 31, 2020
(in millions)	QxH	QVC-International	Total
Home	$3,529	1,199	4,728
Beauty	1,261	724	1,985
Apparel	1,170	437	1,607
Accessories	944	260	1,204
Electronics	1,069	122	1,191
Jewelry	363	216	579
Other revenue	169	9	178
Total net revenue	$8,505	2,967	11,472

	Year ended December 31, 2019
(in millions)	QxH	QVC-International	Total
Home	$3,053	1,010	4,063
Beauty	1,304	659	1,963
Apparel	1,291	439	1,730
Accessories	919	262	1,181
Electronics	1,142	104	1,246
Jewelry	402	221	623
Other revenue	166	14	180
Total net revenue	$8,277	2,709	10,986

	Year ended December 31, 2018
(in millions)	QxH	QVC-International	Total
Home	$3,185	1,023	4,208
Beauty	1,330	640	1,970
Apparel	1,325	453	1,778
Accessories	934	273	1,207
Electronics	1,134	119	1,253
Jewelry	474	213	687
Other revenue	162	17	179
Total net revenue	$8,544	2,738	11,282

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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
Revenue Recognition

On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, and all related amendments to all contracts using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to retained earnings.

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

The total reduction in net revenue due to returns for the years ended December 31, 2020, 2019 and 2018 aggregated to $1,976 million, $2,138 million and $2,213 million, respectively.
A summary of activity in the allowance for sales returns, recorded on a gross basis for the years ended December 31, 2020, 2019 and 2018 was as follows:

(in millions)	Balance beginning of year	Additions- charged to earnings	Deductions	Balance end of year
2020	$238	1,976	(1,947)	267
2019	242	2,138	(2,142)	238
2018	243	2,213	(2,214)	242

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(11) Stock-Based Compensation
Certain QVC employees and officers may receive stock options (the "Options") and restricted stock units ("RSUs") in Series A Qurate Retail common stock (“QRTEA”) in accordance with Qurate Retail's Incentive Plan (the "Qurate Incentive Plan").
In 2020, holders of QRTEA RSUs received special dividends ("Special Dividend"). As a result, the outstanding Options of QRTEA were adjusted pursuant to the anti-dilution provisions of the Qurate Incentive Plans under which the Options were granted. Adjustments to the exercise prices and the numbers of shares subject to the original awards were made to preserve the intrinsic values prior to each Special Dividend. The Special Dividend was recognized for the RSU's subject to the same vesting schedules as those applicable to the corresponding original QRTEA RSU.

(a) Stock options
A summary of the activity of the Qurate Incentive Plans with respect to the QRTEA Options granted to QVC employees and officers as of and during the year ended December 31, 2020 is presented below:

	Options	Weighted average exercise price	Aggregate intrinsic value (000s)	Weighted average remaining life (years)
Outstanding as of January 1, 2020	13,043,953	$23.49
Granted	3,694,296	4.51
Exercised	(425,673)	5.20
Forfeited	(2,837,199)	17.97
Special Dividend anti-dilution adjustments	11,070,737	11.57
Outstanding as of December 31, 2020	24,546,114	10.98	$60,652	3.9
Exercisable as of December 31, 2020	15,428,935	$13.89	8,462	2.9
Upon employee exercise of the Options, the exercise price is remitted to Qurate Retail in exchange for the shares. The aggregate intrinsic value of all Options exercised was $2 million during each of the years ended December 31, 2020 and 2019 and $20 million for the year ended December 31, 2018.
The weighted average fair value at date of grant of a QRTEA Option granted during the years ended December 31, 2020, 2019 and 2018 was $1.97, $4.08 and $8.52, respectively.
During the years ended December 31, 2020, 2019 and 2018, the fair value of each QRTEA Option was determined as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2020	2019	2018
Expected volatility	46.8%	30.1%	29.7%
Expected term (years)	5.7	5.7	5.2
Risk free interest rate	0.7%	2.2%	2.7%
Expected dividend yield	—	—	—
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
During the years ended December 31, 2020, 2019 and 2018, the Company recorded $17 million, $22 million and $28 million, respectively, of stock-based compensation expense related to the Options. As of December 31, 2020, the total unrecognized compensation cost related to unvested Options was $15 million. Such amount will be recognized in the Company's consolidated statement of operations over a weighted average period of 2.1 years.
(b) Restricted stock units
A summary of the activity of the Qurate Incentive Plans with respect to the QRTEA RSUs granted to QVC employees and officers as of and during the year ended December 31, 2020 is presented below:

	Restricted shares	Weighted average grant date fair value
Outstanding as of January 1, 2020	2,501,135	$19.45
Granted	6,022,963	4.51
Vested	(927,850)	20.77
Forfeited	(861,259)	10.63
Outstanding as of December 31, 2020	6,734,989	7.04
During the years ended December 31, 2020, 2019 and 2018, the Company recorded $16 million, $17 million and $18 million, respectively, of stock-based compensation expense related to these shares. As of December 31, 2020, the total unrecognized compensation cost related to unvested RSUs of common stock was $33 million. Such amount will be recognized in the Company's consolidated statement of operations over a weighted average period of 2.6 years.
Fair value of RSUs is calculated based on the market price on the day of the granted shares. The weighted average grant date fair value of the QRTEA RSUs granted to QVC employees and officers during the years ended December 31, 2020, 2019 and 2018 was $4.51, $16.83, and $26.23, respectively.
The aggregate fair value of all RSUs of common stock that vested during the years ended December 31, 2020, 2019 and 2018 was $7 million, $16 million and $37 million, respectively.
In connection with the Special Dividends, holders of each QRTEA RSU received 0.03 shares of newly issued Qurate Retail 8.0% Series A Cumulative Redeemable Preferred Stock ("QRTEP"). The Company had approximately 200,000 unvested RSUs of QRTEP held by certain officers and employees of the Company. During the year ended December 31, 2020, the Company recorded an incremental $4 million of stock-based compensation expense related to these shares and the total incremental unrecognized compensation cost related to these awards as of December 31, 2020 was $6 million. Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of 3.1 years.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(12) Income Taxes
Income tax expense consisted of the following:

	Years ended December 31,
(in millions)	2020	2019	2018
Current:
U.S. federal	$187	141	239
State and local	55	37	37
Foreign jurisdictions	104	93	84
Total	346	271	360
Deferred:
U.S. federal	(15)	(11)	(27)
State and local	21	3	(2)
Foreign jurisdictions	(15)	(1)	3
Total	(9)	(9)	(26)
Total income tax expense	$337	262	334
Pre-tax income was as follows:

	Years ended December 31,
(in millions)	2020	2019	2018
QxH	$931	843	1,062
QVC-International	316	236	200
Consolidated QVC	$1,247	1,079	1,262
Total income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 21% in 2020, 2019 and 2018, as a result of the following:

	Years ended December 31,
	2020	2019	2018
Provision at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.2	2.9	2.2
Foreign taxes	2.0	1.0	0.8
Write-off of investment and notes of foreign subsidiary	—	(3.1)	—
Valuation allowance	0.4	3.2	2.6
Permanent differences	(0.5)	(0.2)	(0.2)
Corporate restructuring	0.9	—	—
Investment in subsidiary	—	0.9	0.6
Impact of foreign currency tax regulation	—	(0.7)	(0.6)
Other, net	(1.0)	(0.7)	0.1
Total income tax expense	27.0%	24.3%	26.5%
During December of 2020, the Company effected a corporate restructuring transaction whereby a wholly-owned U.S. subsidiary, which owns the Company's foreign business units, became a wholly-owned foreign subsidiary. The corporate restructuring changed the manner in which the income of the foreign business units is subjected to tax in the U.S. As a result of the corporate restructuring, income tax expense of $11 million was recognized during the year ended December 31, 2020.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
The tax effects of temporary differences that gave rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
(in millions)	2020	2019
Deferred tax assets:
Accounts receivable, principally due to the allowance for credit losses and related reserves for the uncollectible accounts	$28	31
Inventories, principally due to obsolescence reserves and additional costs of inventories for tax purposes pursuant to the Tax Reform Act of 1986	37	38
Allowance for sales returns	28	30
Deferred revenue	5	6
Deferred compensation	32	38
Unrecognized federal and state tax benefits	14	13
Net operating loss carryforwards	116	57
Foreign tax credits carryforward	48	43
Lease obligations	69	68
Cumulative translation of foreign currencies	7	—
Accrued liabilities	8	15
Other	14	8
Subtotal	406	347
Valuation allowance	(166)	(99)
Total deferred tax assets	240	248
Deferred tax liabilities:
Depreciation and amortization	(853)	(823)
Lease assets	(64)	(66)
Cumulative translation of foreign currencies	—	(22)
Investment in subsidiary	—	(26)
Total deferred tax liabilities	(917)	(937)
Net deferred tax liability	$(677)	(689)

In the above table, valuation allowances exist due to the uncertainty of whether or not the benefit of certain U.S. federal and foreign tax credits and losses will ultimately be utilized for income tax purposes. The 2020 net deferred tax liability above includes deferred tax assets of $34 million relating to foreign jurisdictions which are included within other noncurrent assets in the consolidated balance sheet and deferred tax liabilities of $711 million in domestic jurisdictions which are included within deferred income taxes in the consolidated balance sheet. The 2019 net deferred tax liability above includes deferred tax assets of $35 million relating to foreign jurisdictions which are included within other noncurrent assets in the consolidated balance sheet and deferred tax liabilities of $724 million in domestic jurisdictions which are included within deferred income taxes in the consolidated balance sheet.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
The Company is party to a Tax Liability Allocation and Indemnification Agreement (the "Tax Agreement") with Qurate Retail. The Tax Agreement establishes the methodology for the calculation and payment of income taxes in connection with the consolidation of the Company with Qurate Retail for income tax purposes. Generally, the Tax Agreement provides that the Company will pay Qurate Retail an amount equal to the tax liability, if any, that it would have if it were to file as a consolidated group separate and apart from Qurate Retail, with exceptions for the treatment and timing of certain items, including but not limited to deferred intercompany transactions, credits, and net operating and capital losses. To the extent that the separate company tax expense is different from the payment terms of the Tax Agreement, the difference is recorded as either a dividend or capital contribution. These differences are related primarily to foreign tax credits recognized by QVC that are creditable under the Tax Agreement when and if utilized in Qurate Retail’s consolidated tax return. The differences recorded during the years ended December 31, 2020 and 2018 were capital contributions of $1 million and $2 million, respectively, which were primarily related to foreign tax credit carryovers being utilized in Qurate's consolidated tax return in excess of those recognized by QVC during the respective tax year. The difference recorded during the year ended December 31, 2019 was $11 million in dividends which were primarily related to foreign tax credits recognized by QVC and not utilized in Qurate Retail’s tax returns during the 2019 tax year. The amounts of the tax-related payable (receivable) balance due to (from) Qurate Retail as of December 31, 2020 and 2019 were $47 million and $(7) million, respectively, and are included in accrued liabilities in the consolidated balance sheets.
A reconciliation of the 2019 and 2020 beginning and ending amount of the liability for unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2019	$54
Increases related to prior year tax positions	9
Decreases related to prior year tax positions	(7)
Decreases related to settlements with taxing authorities	(4)
Increases related to current year tax positions	8
Balance at December 31, 2019	60
Increases related to prior year tax positions	5
Decreases related to prior year tax positions	(6)
Decreases related to settlements with taxing authorities	—
Increases related to current year tax positions	8
Balance at December 31, 2020	$67
Included in the balance of unrecognized tax benefits as of December 31, 2020 and 2019 are potential benefits of $53 million (net of a $14 million federal tax effect) and $48 million (net of a $12 million federal tax effect), respectively, that if recognized, would be reflected in income tax expense and affect the effective rate.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in interest expense in the consolidated statements of operations. The Company did not have a material amount of interest or tax penalties accrued related to unrecognized tax benefits for the years ended December 31, 2020, 2019 or 2018.
The Company has tax positions for which the amount of related unrecognized tax benefits could change during 2021. These consist of nonfederal transfer pricing and other tax issues. The amount of unrecognized tax benefits related to these issues could have an impact of $3 million in 2021 as a result of potential settlements, lapsing of statute of limitations and revisions of settlement estimates.
The Company participates in a consolidated federal return filing with Qurate Retail. As of December 31, 2020, the Company's tax years through 2016 are closed for federal income tax purposes, and the Internal Revenue Service ("IRS") has completed its examination of the Company's 2017 and 2018 tax years. The Company's 2019 and 2020 tax years are being examined currently as part of the Qurate Retail consolidated return under the IRS's Compliance Assurance Process program. The Company files income tax returns in various states and foreign jurisdictions. As of December 31, 2020, the Company was under examination in the states of Pennsylvania and California, in New York City, and in the U.K.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
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
(14) Related Party Transactions
During the years ended December 31, 2020, 2019 and 2018, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives, and business advisory services. QVC allocated expenses of $8 million, $7 million, and $5 million to Zulily for the years ended December 31, 2020, 2019, and 2018, respectively. Zulily allocated expenses of $11 million, $9 million, and $6 million to QVC for the years ended December 31, 2020, 2019, and 2018, respectively.
Zulily is a co-borrower under the Fourth Amended and Restated Credit Agreement (see note 8). In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the senior secured credit facility plus any additional amount it expects to repay on behalf of Zulily. As of December 31, 2020, there were no borrowings outstanding on the $400 million tranche of the senior secured credit facility. In addition, Zulily had $9 million outstanding in standby letters of credit as of December 31, 2020.
In September 2020, QVC and Zulily executed a Master Promissory Note ("Promissory Note") whereby Zulily may borrow up to $100 million at a variable interest rate equal to the LIBOR rate plus an applicable margin rate. The Promissory Note matures in September 2030. As of December 31, 2020, there were no borrowings on the Promissory Note.
As part of the common control transaction (see note 2(r)) with Qurate Retail in December 2020, LIC issued a promissory note (“LIC Note”) to the Company with an initial face amount of $1.8 billion, a stated interest rate of 0.48% and a maturity of December 29, 2029. Interest on the LIC Note is to be paid annually beginning on December 29, 2021.
During the years ended December 31, 2020, 2019 and 2018, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $23 million, $28 million and $50 million to CBI for the years ended December 31, 2020, 2019 and 2018, respectively. CBI allocated expenses of $1 million, $1 million and $5 million to QVC for the years ended December 31, 2020, 2019 and 2018, respectively. CBI also repaid a $29 million note receivable to QVC during the year ended December 31, 2019.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at December 31, 2020 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$240	240	—	—
Current liabilities:
Debt (note 8)	393	—	393	—
Long-term liabilities:
Debt (note 8)	4,705	743	3,962	—
Interest rate swap arrangements (note 8)	3	—	3	—

		Fair value measurements at December 31, 2019 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$272	272	—	—
Interest rate swap arrangements (note 8)	—	—	—	—
Long-term liabilities:
Debt (note 8)	5,116	760	4,356	—
Interest rate swap arrangements (note 8)	—	—	—	—
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
(16) Information about QVC's Operating Segments and Geographical Data
The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as net revenue, Adjusted OIBDA, gross margin, average sales price per unit, number of units shipped and revenue or sales per subscriber equivalent. For segment reporting purposes, the Company defines Adjusted OIBDA, as net revenue less cost of goods sold, operating expenses, and selling, general and administrative expenses (excluding expenses related to the QRG Initiatives (see note 1) and expenses related to the closure of operations in France (collectively, "transaction related costs") and stock-based compensation). The Company believes this measure is an important indicator of the operational strength and performance of its segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking among the Company's businesses and identify strategies to improve performance. This measure of performance excludes depreciation, amortization, stock-based compensation and transaction related costs that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.

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
For the year ended December 31, 2020, QVC has identified QxH and QVC-International as its two reportable segments. Both operating segments are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the Internet and mobile applications in certain markets.
QVC allocates certain corporate costs for management reporting purposes from its QxH segment to the QVC-International segment. These management cost allocations are related to certain functions such as merchandising, commerce platforms, information technology, human resources, legal, finance, brand and communications, corporate development and administration that support all of QVC’s operations. For the years ended December 31, 2020, 2019 and 2018, the costs allocated to QVC-International totaled $33 million, $27 million and $39 million, respectively.
Performance measures

	Years ended December 31,
	2020		2019		2018
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QxH	$8,505	1,547	8,277	1,536	8,544	1,630
QVC-International	2,967	510	2,709	446	2,738	429
Consolidated QVC	$11,472	2,057	10,986	1,982	11,282	2,059
Other information

	Years ended December 31,
	2020		2019		2018
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QxH	$116	270	113	269	118	227
QVC-International	55	12	73	13	56	10
Consolidated QVC	$171	282	186	282	174	237

	Years ended December 31,
	2020		2019
(in millions)	Total assets	Capital expenditures	Total assets	Capital expenditures
QxH	$14,103	182	12,659	257
QVC-International	2,455	36	2,268	34
Consolidated QVC	$16,558	218	14,927	291
The increase in total assets at December 31, 2020 is primarily due to the note receivable issued to the Company as part of the common control transaction with Qurate Retail in December 2020, which resides in the QxH reportable segment (see note 2 (r) and 14).

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
Property and equipment, net of accumulated depreciation, by segment were as follows:

	December 31,
(in millions)	2020	2019
QxH	$771	800
QVC-International	407	415
Consolidated QVC	$1,178	1,215
The following table provides a reconciliation of Adjusted OIBDA to income before income taxes:

	Years ended December 31,
(in millions)	2020	2019	2018
Adjusted OIBDA	$2,057	1,982	2,059
Impairment loss	—	(147)	(30)
Transaction related costs	—	(1)	(60)
Stock-based compensation	(37)	(39)	(46)
Depreciation and amortization	(453)	(468)	(411)
Operating Income	1,567	1,327	1,512
Equity in losses of investee	(30)	—	(3)
Gains (losses) on financial instruments	3	(5)	(2)
Interest expense, net	(257)	(240)	(243)
Foreign currency gain (loss)	6	(3)	—
Loss on extinguishment of debt	(42)	—	(2)
Income before income taxes	$1,247	1,079	1,262
The following table summarizes net revenues based on revenues generated by subsidiaries located within the identified geographic area:

	Years ended December 31,
(in millions)	2020	2019	2018
United States	$8,505	8,277	8,544
Japan	1,132	1,028	947
Germany	978	890	943
United Kingdom	696	640	679
Other countries	161	151	169
Consolidated QVC	$11,472	10,986	11,282
The following table summarizes property and equipment, net of accumulated depreciation, based on physical location:

	December 31,
(in millions)	2020	2019
United States	$771	800
Germany	150	154
Japan	149	153
United Kingdom	75	75
Other countries	33	33
Consolidated QVC	$1,178	1,215

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(17) Other Comprehensive (Loss) Income
The change in the component of accumulated other comprehensive loss, net of taxes ("AOCL"), is summarized as follows:

(in millions)	Comprehensive earnings attributable to debt credit risk adjustments	Foreign currency translation adjustments	AOCL
Balance as of January 1, 2018	$—	(93)	(93)
Other comprehensive income attributable to QVC, Inc. stockholder	—	(51)	(51)
Balance as of December 31, 2018	—	(144)	(144)
Other comprehensive loss attributable to QVC, Inc. stockholder	—	—	—
Balance as of December 31, 2019	—	(144)	(144)
Other comprehensive income attributable to QVC, Inc. stockholder	—	111	111
Common control transaction with Qurate Retail	16	—	16
Balance as of December 31, 2020	$16	(33)	(17)
As part of the December 2020 common control transaction with Qurate Retail (see note 2(r)), the Company assumed the balance of accumulated other comprehensive income attributable to the debt credit risk adjustments associated with the MSI Exchangeables.
The component of other comprehensive income (loss) is reflected in QVC's consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive income:

(in millions)	Before-tax amount	Tax benefit (expense)	Net-of-tax amount
Year ended December 31, 2020:
Foreign currency translation adjustments	$115	3	118
Other comprehensive income	115	3	118

Year ended December 31, 2019:
Foreign currency translation adjustments	$—	1	1
Other comprehensive income	—	1	1

Year ended December 31, 2018:
Foreign currency translation adjustments	$(49)	1	(48)
Other comprehensive loss	(49)	1	(48)
(18) Employee Benefit Plans
In certain countries, QVC sponsors defined contribution plans, which provide employees an opportunity to make contributions to a trust for investment in a variety of securities. Generally, the Company makes matching contributions to the plans based on a percentage of the amount contributed by employees. The Company's cash contributions to the plans were $25 million, $21 million and $22 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(19) Subsequent Events
QVC declared and paid dividends to Qurate Retail in the amount of $102 million from January 1, 2021 to February 26, 2021.

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
Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.
Item 14. Principal Accounting Fees and Services
Audit Fees and All Other Fees
The following table presents fees for professional audit services rendered by KPMG LLP and its international affiliates for the audit of QVC's consolidated financial statements for 2020 and 2019 and fees billed for other services rendered by KPMG LLP:

	Year ended December 31,
	2020	2019
Audit fees (1)	$6,492,046	$6,620,031
Audit related fees	—	—
Audit and audit related fees	6,492,046	6,620,031
Tax fees (2)	9,938	12,476
Total fees	$6,501,984	$6,632,507
(1) Audit fees include fees for the audit and quarterly reviews of QVC's 2020 and 2019 consolidated financial statements, statutory audits, and reviews of registration statements and issuance of consents.
(2) Tax fees consist of tax compliance and consultations regarding the tax implications of certain transactions.
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
•Audit services as specified in the policy, including (i) financial audits of QVC and its subsidiaries, (ii) services associated with QVC's registration statements, periodic reports and other documents filed or issued in connection with securities offerings (including comfort letters and consents), (iii) attestations of management reports on QVC's internal controls and (iv) consultations with management as to accounting or disclosure treatment of transactions;
•Audit related services as specified in the policy, including (i) due diligence services, (ii) financial statement audits of employee benefit plans, (iii) consultations with management as to the accounting or disclosure treatment of transactions, (iv) attest services not required by statute or regulation, (v) certain audits incremental to the audit of QVC's consolidated financial statements, (vi) closing balance sheet audits related to dispositions, and (vii) general assistance with implementation of the requirements of certain SEC rules or listing standards; and
•Tax services as specified in the policy, including federal, state, local and international tax planning, compliance and review services, and tax due diligence and advice regarding mergers and acquisitions.

III-1

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
All services provided by QVC's independent auditor during 2020 and 2019 were approved in accordance with the terms of the policy.

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

4.2
Form of Indenture dated as of March 18, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-195586) as filed on April 30, 2014).

4.3
Indenture dated as of August 21, 2014 among QVC, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-199254) as filed on October 10, 2014).

4.4
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

4.5
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

4.6
First Supplemental Indenture, dated September 13, 2018, by and among QVC, Inc., Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-A).

4.7	Form of 6.375% Senior Secured Notes due 2067 (incorporated by reference to Exhibit 4.3 to the Form 8-A).
4.8
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

4.90	Form of 6.250% Senior Secured Notes due 2068 (incorporated by reference to Exhibit 4.3 to the 2019 Form 8-A).
4.10
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

4.11	Form of 4.75% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.3 to the February 2020 Form 8-K).
4.12
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

4.13	Form of 4.375% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.3 to the August 2020 Form 8-K).
4.14
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-38654) as filed on February 26, 2020).

10 - Material Contracts:

10.1	Forms of Indemnification Agreements between QVC, Inc. and executive officers (incorporated by reference to Exhibit 10.16 to the 2012 S-4).
21 - Subsidiaries:*

21.1	Subsidiaries of the Registrant*
22 - Subsidiary Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant:*

22.1	List of Subsidiary Guarantors*
23 - Consents:*

23.1	Consent of KPMG LLP*
31 - Certification Letters:*

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32 - Section 1350 Certification Letter:**

32.1	Section 1350 Certification**
101 - XBRL:*

101.INS	XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*Filed herewith.
**Furnished herewith.

EXHIBIT INDEX
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QVC, Inc.

Date: February 26, 2021	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2021	By:/s/ JEFFREY A. DAVIS
Jeffrey A. Davis
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: February 26, 2021	By:/s/ JEFFREY A. DAVIS
Jeffrey A. Davis
Chief Financial Officer of Qurate Retail Group, Inc., as Stockholder-Director of QVC, Inc.

Date: February 26, 2021	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2021	By:/s/ JEFFREY A. DAVIS
Jeffrey A. Davis
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)