Form 10-Q
period 2021-03-31
QVC INC
filed 2021-05-07
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

QVC, Inc.
2021 QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(in millions, except share amounts)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$638	682
Restricted cash	8	8
Accounts receivable, less allowance for credit losses of $103 at March 31, 2021 and $124 at December 31, 2020	1,211	1,602
Inventories	1,171	1,119
Prepaid expenses and other current assets	306	293
Total current assets	3,334	3,704
Property and equipment, net of accumulated depreciation of $1,392 at March 31, 2021 and $1,544 at December 31, 2020	1,106	1,178
Operating lease right-of-use assets (note 6)	215	221
Television distribution rights, net (note 2)	142	63
Goodwill (note 3)	5,997	6,034
Other intangible assets, net (note 3)	3,441	3,454
Note receivable - related party (note 1)	1,825	1,825
Other noncurrent assets	71	79
Total assets	$16,131	16,558
Liabilities and equity
Current liabilities:
Current portion of debt and finance lease obligations (note 5)	$458	410
Accounts payable-trade	965	1,127
Accrued liabilities (note 4)	1,043	1,302
Total current liabilities	2,466	2,839
Long-term portion of debt and finance lease obligations (note 5)	4,545	4,549
Deferred income taxes (note 8)	714	711
Other long-term liabilities	313	324
Total liabilities	8,038	8,423
Commitments and contingencies (note 9)
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	10,740	10,741
Accumulated deficit	(2,677)	(2,722)
Accumulated other comprehensive loss	(95)	(17)
Total QVC, Inc. stockholder's equity	7,968	8,002
Noncontrolling interest	125	133
Total equity	8,093	8,135
Total liabilities and equity	$16,131	16,558

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
(in millions)	2021	2020
Net revenue	$2,710	2,427
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,758	1,584
Operating	186	177
Selling, general and administrative, including stock-based compensation	283	282
Depreciation	40	43
Amortization	62	71
	2,329	2,157
Operating income	381	270
Other (expense) income:
Equity in losses of investee	—	(1)
Gains (losses) on financial instruments	1	(4)
Interest expense, net	(63)	(65)
Foreign currency (loss) gain	(2)	1
Other income	6	—
	(58)	(69)
Income before income taxes	323	201
Income tax expense	(85)	(60)
Net income	238	141
Less net income attributable to the noncontrolling interest	(16)	(12)
Net income attributable to QVC, Inc. stockholder	$222	129

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
(in millions)	2021	2020
Net income	$238	141
Foreign currency translation adjustments, net of tax	(73)	(22)
Comprehensive loss attributable to debt credit risk adjustments	(13)	—
Total comprehensive income	152	119
Comprehensive income attributable to noncontrolling interest	(8)	(13)
Comprehensive income attributable to QVC, Inc. stockholder	$144	106

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
(in millions)	2021	2020
Operating activities:
Net income	$238	141
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of investee	—	1
Deferred income taxes	3	2
Foreign currency loss (gain)	2	(1)
Depreciation	40	43
Amortization	62	71
Change in fair value of financial instruments and noncash interest	(1)	6
Stock-based compensation	9	6
Change in other long-term liabilities	(1)	(4)
Other income	(6)	—
Other non-cash charges, net	10	7
Change in operating assets and liabilities
Decrease in accounts receivable	378	403
Increase in inventories	(60)	(4)
Decrease in prepaid expenses and other current assets	29	50
Decrease in accounts payable-trade	(151)	(198)
Decrease in accrued liabilities and other	(305)	(213)
Net cash provided by operating activities	247	310
Investing activities:
Capital expenditures	(41)	(39)
Expenditures for television distribution rights	(56)	(1)
Changes in other noncurrent assets	(1)	3
Proceeds from sale of fixed assets	40	—
Net cash used in investing activities	(58)	(37)
Financing activities:
Principal payments of debt and finance lease obligations	(143)	(872)
Principal borrowings of debt from senior secured credit facility	135	112
Proceeds from issuance of senior secured notes	—	575
Payment of debt origination fees	—	(8)
Dividends paid to Qurate Retail, Inc.	(177)	(122)
Dividends paid to noncontrolling interest	(16)	(15)
Withholding taxes on net share settlements of stock-based compensation	(15)	(1)
Net cash used in financing activities	(216)	(331)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(17)	(6)
Net decrease in cash, cash equivalents and restricted cash	(44)	(64)
Cash, cash equivalents and restricted cash, beginning of period	690	569
Cash, cash equivalents and restricted cash, end of period	$646	505

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2019	1	$—	9,208	(2,390)	(144)	130	6,804
Net income	—	—	—	129	—	12	141
Foreign currency translation adjustments, net of tax	—	—	—	—	(23)	1	(22)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(122)	—	(15)	(137)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	2	—	—	2
Withholding taxes on net share settlements of stock-based compensation	—	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	6	—	—	—	6
Balance, March 31, 2020	1	$—	9,213	(2,381)	(167)	128	6,793

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2020	1	$—	10,741	(2,722)	(17)	133	8,135
Net income	—	—	—	222	—	16	238
Foreign currency translation adjustments, net of tax	—	—	—	—	(65)	(8)	(73)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(177)	—	(16)	(193)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	5	—	—	—	5
Withholding taxes on net share settlements of stock-based compensation	—	—	(15)	—	—	—	(15)
Stock-based compensation	—	—	9	—	—	—	9
Debt credit risk adjustment	—	—	—	—	(13)	—	(13)
Balance, March 31, 2021	1	$—	10,740	(2,677)	(95)	125	8,093

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
In the United States ("U.S."), QVC's televised shopping programs, including live and recorded content, are distributed across multiple channels nationally on a full-time basis, including QVC, QVC2, QVC3, HSN and HSN2. The Company's U.S. programming is also available on QVC.com and HSN.com, QVC's "U.S. websites"; virtual multichannel video programming distributors (including Hulu + Live TV, AT&T TV, and YouTube TV); applications via streaming video; Facebook Live, Roku, Apple TV, and Amazon Fire; mobile applications; social pages and over-the-air broadcasters.
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
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the three months ended March 31, 2021 and 2020, QVC-Japan paid dividends to Mitsui of $16 million and $15 million, respectively.
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
The Company is an indirect wholly-owned subsidiary of Qurate Retail, Inc. ("Qurate Retail") (Nasdaq: QRTEA, QRTEB and QRTEP), which owns interests in a broad range of digital commerce businesses, including Qurate Retail's other wholly-owned subsidiary Zulily, LLC ("Zulily"), as well as other minority investments. QVC is part of the Qurate Retail Group, formerly QVC Group, a portfolio of brands including QVC, Zulily and Cornerstone Brands, Inc. ("CBI").
On December 31, 2018, QVC entered into the Fourth Amended and Restated Credit Agreement that provides for a $2.95 billion revolving credit facility as explained further in note 5. The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or Zulily. Under the terms of the Fourth Amended and Restated Credit Agreement, QVC and Zulily are jointly and severally liable for all amounts borrowed on the $400 million tranche. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of Zulily. As of March 31, 2021, there was $75 million borrowed by Zulily on the $400 million tranche of the Fourth Amended and Restated Credit Agreement, none of which the Company expects to repay on behalf of Zulily.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
During each of the three months ended March 31, 2021 and 2020, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. QVC allocated expenses of $2 million to Zulily for each of the three months ended March 31, 2021 and 2020. Zulily allocated expenses of $2 million and $3 million to QVC for the three months ended March 31, 2021 and 2020, respectively.
In September 2020, QVC and Zulily executed a Master Promissory Note ("Promissory Note") whereby Zulily may borrow up to $100 million at a variable interest rate equal to the LIBOR rate plus an applicable margin rate. The Promissory Note matures in September 2030. There were no borrowings on the Promissory Note as of March 31, 2021 and December 31, 2020.
During each of the three months ended March 31, 2021 and 2020, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $5 million and $6 million to CBI for the three months ended March 31, 2021 and 2020, respectively. CBI allocated expenses of $1 million to QVC for each of the three months ended March 31, 2021 and 2020.
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

On December 30, 2020, the Company and Liberty Interactive LLC ("LIC") completed an internal realignment of the Company's global finance structure that resulted in a common control transaction with Qurate Retail. As part of the common control transaction, LIC issued a promissory note (“LIC Note”) to the Company with an initial face amount of $1.8 billion, a stated interest rate of 0.48% and a maturity of December 29, 2029. Interest on the LIC Note is to be paid annually beginning on December 29, 2021. QVC recorded $2 million of related party interest income for the three months ended March 31, 2021 included in interest expense, net in the consolidated statement of operations.

The condensed consolidated financial statements include the accounts of QVC, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.

The accompanying (a) condensed consolidated balance sheet as of December 31, 2020, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in QVC's Annual Report on Form 10-K for the year ended December 31, 2020.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(2) Television Distribution Rights, Net
Television distribution rights consisted of the following:

(in millions)	March 31, 2021	December 31, 2020
Television distribution rights	$821	814
Less accumulated amortization	(679)	(751)
Television distribution rights, net	$142	63
The Company recorded amortization expense of $25 million and $34 million for the three months ended March 31, 2021 and 2020, respectively, related to television distribution rights.
As of March 31, 2021, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2021	$67
2022	72
2023	3
2024	—
2025	—

(3) Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2021 were as follows:

(in millions)	QxH	QVC-International	Total
Balance as of December 31, 2020	$5,112	922	6,034
Exchange rate fluctuations	—	(37)	(37)
Balance as of March 31, 2021	$5,112	885	5,997
Other intangible assets consisted of the following:

	March 31, 2021			December 31, 2020
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$953	(664)	289	952	(663)	289
Affiliate and customer relationships	2,837	(2,568)	269	2,845	(2,564)	281
Debt origination fees	10	(5)	5	10	(4)	6
Trademarks (indefinite life)	2,878	—	2,878	2,878	—	2,878
	$6,678	(3,237)	3,441	6,685	(3,231)	3,454
The Company recorded amortization expense of $37 million for each of the three months ended March 31, 2021 and 2020 related to other intangible assets.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
As of March 31, 2021, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2021	$133
2022	151
2023	115
2024	70
2025	47

(4) Accrued Liabilities
Accrued liabilities consisted of the following:

(in millions)	March 31, 2021	December 31, 2020
Accounts payable non-trade	$288	408
Allowance for sales returns	191	267
Accrued compensation and benefits	146	214
Other	418	413
	$1,043	1,302

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(5) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following:

(in millions)	March 31, 2021	December 31, 2020
3.5% Exchangeable Senior Debentures due 2031	$441	393
4.375% Senior Secured Notes due 2023, net of original issue discount	750	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	600
4.45% Senior Secured Notes due 2025, net of original issue discount	599	599
4.75% Senior Secured Notes due 2027	575	575
4.375% Senior Secured Notes due 2028	500	500
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
6.375% Senior Secured Notes due 2067	225	225
6.25% Senior Secured Notes due 2068	500	500
Finance lease obligations (note 6)	161	168
Less debt issuance costs, net	(47)	(50)
Total debt and finance lease obligations	5,003	4,959
Less current portion	(458)	(410)
Long-term portion of debt and finance lease obligations	$4,545	4,549
Exchangeable Senior Debentures
The Company has elected to account for its Motorola Solutions, Inc. 3.5% Senior Exchangeable Debentures Due 2031 (the “MSI Exchangeables”) using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as gains (losses) on financial instruments in the statements of operations and in other comprehensive income as it relates to instrument specific credit risk on the consolidated statements of comprehensive income. The Company has classified for financial reporting purposes the MSI Exchangeables as a current liability as the MSI Exchangeables are exchangeable at the option of the holder at any time.
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
QVC had $2.85 billion available under the terms of the Fourth Amended and Restated Credit Agreement as of March 31, 2021, including the portion available under the $400 million tranche that Zulily may also borrow on.
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
Interest Rate Swap Arrangements
In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of $2 million and $3 million as of March 31, 2021 and December 31, 2020, respectively, which was included in other long-term liabilities.
Changes in the fair value of the swaps are reflected in gains (losses) on financial instruments in the condensed consolidated statements of operations.

Other Debt Related Information
QVC was in compliance with all of its debt covenants as of March 31, 2021.
The weighted average interest rate applicable to all of the outstanding debt (excluding finance leases) prior to amortization of bond discounts and related debt issuance costs was 4.9% as of March 31, 2021.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
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
The components of lease cost for the three months ended March 31, 2021 and 2020, were as follows:

	Three months ended March 31,
(in millions)	2021	2020
Finance lease cost
Depreciation of leased assets	$5	5
Interest on lease liabilities	2	2
Total finance lease cost	7	7
Operating lease cost	10	10
Total lease cost	$17	17
The remaining weighted-average lease term and the weighted-average discount rate were as follows:

March 31, 2021
Weighted-average remaining lease term (years):
Finance leases	8.4
Operating leases	10.9
Weighted-average discount rate:
Finance leases	5.2%
Operating leases	6.0%
Supplemental balance sheet information related to leases was as follows:

(in millions)	March 31, 2021	December 31, 2020
Operating Leases:
Operating lease right-of-use assets	$215	221
Accrued liabilities	$24	25
Other long-term liabilities	190	195
Total operating lease liabilities	$214	220
Finance Leases:
Property and equipment	$272	278
Accumulated depreciation	(141)	(141)
Property and equipment, net	$131	137
Current portion of debt and finance lease obligations	$17	18
Long-term portion of debt and finance lease obligations	144	150
Total finance lease liabilities	$161	168

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
Supplemental cash flow information related to leases was as follows:

	Three months ended March 31,
(in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10	14
Operating cash flows from finance leases	2	2
Financing cash flows from finance leases	4	5
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1	3
Future payments under noncancelable operating leases and finance leases with initial terms of one year or more as of March 31, 2021 consisted of the following:

(in millions)	Finance leases	Operating leases	Total leases
Remainder of 2021	$18	27	45
2022	26	33	59
2023	25	27	52
2024	23	24	47
2025	21	21	42
Thereafter	89	168	257
Total lease payments	202	300	502
Less: imputed interest	(41)	(86)	(127)
Total lease liabilities	$161	214	375

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(7) Revenue

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended March 31, 2021			Three months ended March 31, 2020
(in millions)	QxH	QVC-International	Total	QxH	QVC-International	Total
Home	$775	324	1,099	681	257	938
Beauty	286	164	450	288	145	433
Apparel	290	126	416	299	101	400
Accessories	238	66	304	212	58	270
Electronics	201	33	234	174	22	196
Jewelry	98	60	158	98	49	147
Other revenue	48	1	49	40	3	43
Total net revenue	$1,936	774	2,710	1,792	635	2,427

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
For the three months ended March 31, 2021 and 2020, the Company recorded a tax provision of $85 million and $60 million, respectively, which represented an effective tax rate of 26.3% and 29.9%, respectively. The 2021 rate differs from the U.S. federal income tax rate of 21% due primarily to state and foreign tax expenses. The 2021 effective tax rate has decreased from the prior year for the three months ended March 31, 2021 primarily due to a valuation allowance established in the prior year for excess U.S. foreign tax credits, and reductions in other permanent items.

The Company participates in a consolidated federal return filing with Qurate Retail. As of March 31, 2021, the Company's tax years through 2016 are closed for federal income tax purposes, and the Internal Revenue Service ("IRS") has completed its examination of the Company's 2017 and 2018 tax years. The Company's 2019, 2020 and 2021 tax years are being examined currently as part of the Qurate Retail consolidated return under the IRS's Compliance Assurance Process program. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of March 31, 2021, the Company was under examination in the state of Pennsylvania, New York City, and in the U.K.

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
The amounts of the tax-related payable due to Qurate Retail as of March 31, 2021 and December 31, 2020 were $87 million and $47 million, respectively, and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.

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
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at March 31, 2021 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$217	217	—	—
Current liabilities:
Debt (note 5)	441	—	441	—
Long-term liabilities:
Debt (note 5)	4,610	730	3,880	—
Interest rate swap arrangements (note 5)	2	—	2	—

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

		Fair value measurements at December 31, 2020 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$240	240	—	—
Current liabilities:
Debt (note 5)	393	—	393	—
Long-term liabilities:
Debt (note 5)	4,705	743	3,962	—
Interest rate swap arrangements (note 5)	3	—	3	—
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(11) Information about QVC's Operating Segments
The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as net revenue, Adjusted OIBDA (defined below), gross margin, average sales price per unit, number of units shipped and revenue. For segment reporting purposes, the Company defines Adjusted OIBDA, as net revenue less cost of goods sold, operating expenses, and selling, general and administrative expenses (excluding stock-based compensation). The Company believes this measure is an important indicator of the operational strength and performance of its segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking among the Company's businesses and identify strategies to improve performance. This measure of performance excludes depreciation, amortization, stock-based compensation and impairment loss (if any) that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.
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
For the three months ended March 31, 2021 and 2020, QVC identified QxH and QVC-International as its two reportable segments. Both operating segments are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the Internet and mobile applications in certain markets.
Performance measures

	Three months ended March 31,
	2021		2020
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QxH	$1,936	349	1,792	293
QVC-International	774	143	635	97
Consolidated QVC	$2,710	492	2,427	390
Other information

	Three months ended March 31,
	2021		2020
(in millions)	Depreciation	Amortization	Depreciation	Amortization
QxH	$26	59	29	68
QVC-International	14	3	14	3
Consolidated QVC	$40	62	43	71

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

	March 31, 2021
(in millions)	Total assets	Capital expenditures	Property and equipment, net
QxH	$13,891	36	728
QVC-International	2,240	5	378
Consolidated QVC	$16,131	41	1,106
The following table provides a reconciliation of Adjusted OIBDA to operating income and income before income taxes:

	Three months ended March 31,
(in millions)	2021	2020
Adjusted OIBDA	$492	390
Stock-based compensation	(9)	(6)
Depreciation and amortization	(102)	(114)
Operating income	381	270
Equity in losses of investee	—	(1)
Gains (losses) on financial instruments	1	(4)
Interest expense, net	(63)	(65)
Foreign currency (loss) gain	(2)	1
Other income	6	—
Income before income taxes	$323	201

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(12) Other Comprehensive Income
The change in the component of accumulated other comprehensive loss, net of taxes ("AOCL"), is summarized as follows:

(in millions)	Comprehensive earnings attributable to debt credit risk adjustments	Foreign currency translation adjustments	AOCL
Balance at January 1, 2021	$16	(33)	(17)
Other comprehensive income attributable to QVC, Inc. stockholder	(13)	(65)	(78)
Balance at March 31, 2021	3	(98)	(95)

Balance at January 1, 2020	$—	(144)	(144)
Other comprehensive loss attributable to QVC, Inc. stockholder	—	(23)	(23)
Balance at March 31, 2020	—	(167)	(167)
The component of other comprehensive income is reflected in QVC's condensed consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive loss:

(in millions)	Before-tax amount	Tax benefit (expense)	Net-of-tax amount
Three months ended March 31, 2021
Foreign currency translation adjustments	$(72)	(1)	(73)
Debt credit risk adjustment	(13)	—	(13)
Other comprehensive income	(85)	(1)	(86)

Three months ended March 31, 2020
Foreign currency translation adjustments	$(23)	1	(22)
Other comprehensive loss	(23)	1	(22)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; the novel coronavirus ("COVID-19"); capital expenditures; revenue growth; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; repayment of debt; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:
•the impact of the COVID-19 pandemic and local, state and federal governmental responses to COVID-19 on the economy, our customers, our vendors and our businesses generally;
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
For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 10-K"). These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and the 2020 10-K.
Overview
QVC, Inc. and its consolidated subsidiaries (unless otherwise indicated or required by the context, the terms "we," "our," "QVC" or the "Company" refer to QVC, Inc. and its consolidated subsidiaries) is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications.
In the United States ("U.S."), our televised shopping programs, including live and recorded content, are distributed across multiple channels nationally on a full-time basis, including QVC, QVC2, QVC3, HSN and HSN2. Our U.S. programming is also available on QVC.com and HSN.com, our "U.S. websites"; virtual multichannel video programming distributors (including Hulu + Live TV, AT&T TV, and YouTube TV); applications via streaming video; Facebook Live, Roku, Apple TV, and Amazon Fire; mobile applications; social pages and over-the-air broadcasters.
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

The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the three months ended March 31, 2021 and 2020, QVC-Japan paid dividends to Mitsui of $16 million and $15 million, respectively.

The Company is an indirect wholly-owned subsidiary of Qurate Retail (Nasdaq: QRTEA, QRTEB and QRTEP), which owns interests in a broad range of digital commerce businesses, including Qurate Retail's other wholly-owned subsidiary Zulily, LLC ("Zulily"), as well as other minority investments. QVC is part of the Qurate Retail Group, formerly QVC Group, a portfolio of brands including QVC, Zulily and Cornerstone Brands, Inc. ("CBI").
QVC has two reportable segments: QxH and QVC-International. These segments reflect the way the Company evaluates its business performance and manages its operations.
On December 31, 2018, QVC entered into the Fourth Amended and Restated Credit Agreement that provides for a $2.95 billion revolving credit facility as explained further in note 5. The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or Zulily. Under the terms of the Fourth Amended and Restated Credit Agreement, QVC and Zulily are jointly and severally liable for all amounts borrowed on the $400 million tranche. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of Zulily. As of March 31, 2021, there was $75 million borrowed by Zulily on the $400 million tranche of the Fourth Amended and Restated Credit Agreement, none of which the Company expects to repay on behalf of Zulily.
During each of the three months ended March 31, 2021 and 2020, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. QVC allocated expenses of $2 million to Zulily for each of the three months ended March 31, 2021 and 2020, respectively. Zulily allocated expenses of $2 million and $3 million to QVC for the three months ended March 31, 2021 and 2020, respectively.
In September 2020, QVC and Zulily executed a Master Promissory Note ("Promissory Note") whereby Zulily may borrow up to $100 million at a variable interest rate equal to the LIBOR rate plus an applicable margin rate. The Promissory Note matures in September 2030. As of March 31, 2021, there were no borrowings on the Promissory Note.
During each of the three months ended March 31, 2021 and 2020, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $5 million and $6 million to CBI for the three months ended March 31, 2021 and 2020, respectively. CBI allocated expenses of $1 million to QVC for each of the three months ended March 31, 2021 and 2020.
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

The current economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically declines during times of economic instability. Global financial markets have recently experienced disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including Japan and Europe, continue to be uncertain, our customers may respond by suspending, delaying or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Such weak economic conditions may also inhibit our expansion into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects.

The Brexit process and negotiations have created political and economic uncertainty, particularly in the U.K. and the E.U., and this uncertainty may last for years. On June 23, 2016, the U.K. held a referendum in which voters approved, on an advisory basis, an exit from the E.U. The U.K. formally left the E.U. on January 31, 2020. This has resulted in a transition period that ran until December 31, 2020. On January 1, 2021, the U.K. left the E.U. Customs Union and Single Market, as well as all E.U. policies and international agreements. On December 24, 2020, the European Commission reached a trade agreement with the U.K. on the terms of its future cooperation with the E.U. (the “Trade Agreement”). The Trade Agreement offers U.K. and E.U. companies preferential access to each other’s markets, ensuring imported goods that satisfy applicable point of origin rules (that is, that U.K. or E.U. goods are wholly produced or significantly worked in the U.K. or E.U., as applicable) will be free of tariffs and quotas; however, economic relations between the U.K. and the E.U. will now be on more restrictive terms than existed previously. For example, packages sent to and from the U.K., will need to satisfy new customs requirements and obtain applicable transit documents which may result in delays exporting items to customers outside of the U.K. and delays importing products into the U.K. that are shipped to us by our vendors. The Trade Agreement did not have a material impact to our business; however, we cannot predict the impact that any future agreements on economic relations between the U.K. and the E.U. will have on our businesses and our customers, and it is possible that new terms may adversely affect our operations and financial results.

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

In December 2019, the COVID-19 pandemic was reported to have surfaced in Wuhan, China and has subsequently spread across the globe, including all of the countries in which QVC operates. As a result of the spread of the virus, certain local governmental agencies have imposed travel restrictions and imposed local quarantines or stay at home restrictions to contain the spread, which has caused a significant disruption to most sectors of the economy. In response to these stay at home restrictions, QVC has mandated that non-essential employees work from home and has reduced the number of employees who are allowed on its production set and has implemented increased cleaning protocols, social distancing measures and temperature screenings for those employees who enter into certain facilities. In some cases, the move to a work from home arrangement for our non-essential employees will be permanent, which has resulted in the reduction of office space. We have also mandated that all essential employees who do not feel comfortable coming to work will not be required to do so. As a result of these resource constraints, QVC included fewer hours of live programming on some of its secondary channels and has experienced some delays in shipping at certain fulfillment centers. In certain markets, QVC temporarily increased the wages and salaries for those employees deemed essential who do not have the ability to work from home, including production and fulfillment center employees. The inability to control the spread of COVID-19, or the expansion or extension of these stay at home restrictions could negatively impact our results in the future.

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

As a result, for the three months ended March 31, 2020, management had increased the amounts of certain estimated reserves including, but not limited to, uncollectible receivables in anticipation of higher defaults by customers billed through our installment payment option, inventory obsolescence due to decreased demand for certain categories, such as apparel, and sales returns due to our extended return policy. There were no remaining estimated reserves as of December 31, 2020 and March 31, 2021 as a direct result of COVID-19.

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

Results of Operations
QVC's operating results were as follows:

	Three months ended March 31,
(in millions)	2021	2020
Net revenue	$2,710	2,427
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,758	1,584
Operating	186	177
Selling, general and administrative, excluding stock-based compensation	274	276
Adjusted OIBDA (defined below)	492	390
Stock-based compensation	9	6
Depreciation	40	43
Amortization	62	71
Operating income	381	270
Other (expense) income:
Equity in losses of investee	—	(1)
Gains (losses) on financial instruments	1	(4)
Interest expense, net	(63)	(65)
Foreign currency (loss) gain	(2)	1
Other income	6	—
	(58)	(69)
Income before income taxes	323	201
Income tax expense	(85)	(60)
Net income	238	141
Less net income attributable to the noncontrolling interest	(16)	(12)
Net income attributable to QVC, Inc. stockholder	$222	129

Net revenue
Net revenue by segment was as follows:

	Three months ended March 31,
(in millions)	2021	2020
QxH	$1,936	1,792
QVC-International	774	635
Consolidated QVC	$2,710	2,427
QVC's consolidated net revenue increased 11.7% for the three months ended March 31, 2021, as compared to the corresponding period in the prior year. The three month increase in net revenue is primarily due to an 8.1% increase in units shipped, a $27 million decrease in estimated product returns primarily driven by QxH, a $9 million increase in shipping and handling revenue and $47 million in favorable foreign exchange rates, which was partially offset by a 0.8% decline in average selling price per unit ("ASP"), primarily driven by QxH.
During the three months ended March 31, 2021 and 2020, the changes in revenue and expenses were affected by changes in the exchange rates for the U.K. Pound Sterling, the Euro and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
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
The percentage change in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended March 31, 2021
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	8.0%	—%	8.0%
QVC-International	21.9%	7.4%	14.5%
QxH net revenue growth for the three months ended March 31, 2021 was primarily due to a 7.9% increase in units shipped, a $30 million decrease in estimated product returns and a $6 million increase in shipping and handling revenue, which was partially offset by a 2.5% decline in ASP. For the three months ended March 31, 2021, QxH experienced shipped sales growth in home, accessories and electronics. The decrease in estimated product returns was primarily driven by a shift in product mix to lower return rate categories, partially offset by an increase in sales volume.
QVC-International net revenue growth in constant currency for the three months ended March 31, 2021 was primarily due to an 8.4% increase in units shipped, driven by increases in units shipped across all markets, and a 3.7% increase in ASP, driven by ASP increases across all markets. For the three months ended March 31, 2021, QVC-International experienced shipped sales growth in constant currency across all product categories.
Cost of goods sold (excluding depreciation and amortization)
QVC's cost of goods sold as a percentage of net revenue was 64.9% and 65.3% for the three months ended March 31, 2021 and 2020, respectively. The decrease in cost of goods sold as a percentage of revenue for the three months ended March 31, 2021 is primarily due to favorable estimated product returns at QxH and strategic promotional and pricing initiatives, which decreased product costs as a percentage of net revenue across all markets. These decreases were partially offset by increased freight primarily at QxH and higher obsolescence charges across all markets.

Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses increased $9 million or 5% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. For the three months ended March 31, 2021, the increase was primarily due to a $4 million increase in customer service expenses, primarily at QxH, and a $3 million increase due to unfavorable exchange rates.
Selling, general and administrative expenses (excluding stock-based compensation)
QVC's selling, general, and administrative expenses (excluding stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, and marketing and advertising expenses. Such expenses decreased $2 million, and as a percentage of net revenue, decreased from 11.4% to 10.1% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
For the three months ended March 31, 2021, the decrease was primarily due to a $25 million decrease in estimated credit losses primarily at QxH and to a lesser extent, the U.K., and a $2 million decrease in travel expenses across all markets. These decreases were partially offset by an $18 million increase in online marketing primarily at QxH, a $3 million increase in personnel costs and $5 million in unfavorable exchange rates. The decrease to estimated credit losses was due to a decrease in the number of installment counts offered to and taken by customers, an increase to our reserve as a result of COVID-19 for three months ended March 31, 2020, favorable adjustments based on actual collections and enhanced risk screening. The decrease in travel expenses was primarily due to less travel as a result of COVID-19. The increase in personnel costs is primarily due to an increase to our estimated incentive pay across all markets except QxH.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $9 million and $6 million of stock-based compensation expense for the three months ended March 31, 2021 and 2020, respectively. The increase in stock compensation expense for the three months ended March 31, 2021 is primarily related to certain officers not reaching performance targets for restricted stock units for the three months ended March 31, 2020.
Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended March 31,
(in millions)	2021	2020
Affiliate agreements	$—	1
Customer relationships	12	12
Other technology	4	4
Acquisition related amortization	16	17
Property and equipment	40	43
Software amortization	21	21
Channel placement amortization and related expenses	25	33
Total depreciation and amortization	$102	114
The decrease in channel placement amortization and related expenses was due to certain channel placement agreements becoming fully amortized.
Equity in losses of investee
The Company has a joint venture with CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR''). The Company owns a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS operates a retail business in China through a shopping television channel with an associated website. This joint venture is accounted for as an equity method investment.

Interest expense, net
For the three months ended March 31, 2021, consolidated interest expense, net decreased $2 million or 3% as compared to the corresponding period in the prior year. The decrease is primarily related to $2 million in interest income related to the $1.8 billion note receivable with Qurate Retail.
Foreign currency (loss) gain
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. For the three months ended March 31, 2021, the change in foreign currency loss was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.
Income taxes
Our effective tax rate was 26.3% and 29.9% for three months ended March 31, 2021 and 2020, respectively. The 2021 rate differs from the U.S. federal income tax rate of 21% due primarily to state and foreign tax expenses. The 2021 effective tax rate has decreased from the prior year primarily due to a valuation allowance established in the prior year for excess U.S. foreign tax credits, and reductions in other permanent items.

Adjusted Operating Income before Depreciation and Amortization (Adjusted OIBDA)
To provide investors with additional information regarding our financial statements, we disclose Adjusted OIBDA (defined below), which is a non-GAAP measure. QVC defines Adjusted OIBDA as operating income plus depreciation and amortization and stock-based compensation. QVC's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate the businesses and make decisions about allocating resources among the businesses. QVC believes that this is an important indicator of the operational strength and performance of the segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows QVC to view operating results, perform analytical comparisons and perform benchmarking among its businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S generally accepted accounting principles ("U.S. GAAP").
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

	Three months ended March 31,
(in millions)	2021	2020
Operating income	$381	270
Depreciation and amortization	102	114
Stock-based compensation	9	6
Adjusted OIBDA	$492	390

QVC Adjusted OIBDA increased by $102 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase is comprised of a $56 million increase in QxH and a $46 million increase in QVC-International.
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
As of March 31, 2021, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
Exchangeable Senior Debentures
The Company has elected to account for its Motorola Solutions, Inc. 3.5% Senior Exchangeable Debentures Due 2031 (the “MSI Exchangeables”) using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as gains (losses) on financial instruments in the accompanying statements of operations and in other comprehensive income as it relates to instrument specific credit risk on the accompanying consolidated statements of comprehensive income. The Company has classified for financial reporting purposes the MSI Exchangeables as a current liability as the MSI Exchangeables are exchangeable at the option of the holder at any time.
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
QVC had $2.85 billion available under the terms of the Fourth Amended and Restated Credit Agreement as of March 31, 2021, including the portion available under the $400 million tranche that Zulily may also borrow on.

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

Summarized financial information for the year-to-date interim period and the most recent annual period was as follows:

Combined Parent-QVC, Inc. and Subsidiary Guarantors
March 31, 2021
Current assets	$2,144
Intercompany payable to non-guarantor subsidiaries	(2,585)
Note receivable - related party	1,825
Noncurrent assets	10,289
Current liabilities	1,838
Noncurrent liabilities	5,278

Combined Parent-QVC, Inc. and Subsidiary Guarantors
December 31, 2020
Current assets	$2,394
Intercompany receivable from non-guarantor subsidiaries	(2,501)
Note receivable - related party	1,825
Noncurrent assets	11,118
Current liabilities	2,152
Noncurrent liabilities	5,286

Combined Parent-QVC, Inc. and Subsidiary Guarantors
Three months ended March 31, 2021
Net revenue	$2,188
Net revenue less cost of goods sold	906
Income before taxes	224
Net income	238
Net income attributable to QVC, Inc. Stockholder	222

Combined Parent-QVC, Inc. and Subsidiary Guarantors
Year ended December 31, 2020
Net revenue	$9,631
Net revenue less cost of goods sold	4,066
Income before taxes	945
Net income	910
Net income attributable to QVC, Inc. Stockholder	852

Other Debt Related Information
QVC was in compliance with all of its debt covenants as of March 31, 2021.
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

Interest Rate Swap Arrangements
In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of $2 million and $3 million as of March 31, 2021 and December 31, 2020, respectively, which was included in other long-term liabilities.
Additional Cash Flow Information
During the three months ended March 31, 2021, QVC's primary uses of cash were $177 million of dividends to Qurate Retail, $143 million of principal payments of the senior secured credit facility and finance lease obligations, $97 million of capital and television distribution rights expenditures and $16 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $247 million of cash provided by operating activities, $135 million of principal borrowings from the senior secured credit facility and $40 million in proceeds from sale of fixed assets. As of March 31, 2021, QVC's cash, cash equivalents and restricted cash balance was $646 million.
During the three months ended March 31, 2020, QVC's primary uses of cash were $872 million of principal payments on debt and finance lease obligations, $122 million of dividends to Qurate Retail, $40 million of capital and television distribution rights expenditures and $15 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $575 million of proceeds from issuance of senior secured notes, $310 million of cash provided by operating activities and $112 million of principal borrowings from the senior secured credit facility. As of March 31, 2020, QVC's cash, cash equivalents balance and restricted cash was $505 million.
The change in cash provided by operating activities for the three months ended March 31, 2021 compared to the previous year was primarily due to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
As of March 31, 2021, $269 million of the $646 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 71% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
Other
Capital expenditures in 2021 are expected to be between $220 and $250 million, including $41 million already expended for the three months ended March 31, 2021.
Refer to the chart under the "Off-balance Sheet Arrangements and Aggregate Contractual Obligations" section below for additional information concerning the amount and timing of expected future payments under QVC's contractual obligations as of March 31, 2021.
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

Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations as of March 31, 2021 is summarized below:

	Payments due by period
(in millions)	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt (1)	$4	8	758	609	609	2,676	4,664
Interest payments (2)	146	238	222	182	154	2,587	3,529
Finance lease obligations (including imputed interest)	18	26	25	23	21	89	202
Operating lease obligations	$27	33	27	24	21	168	300
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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at March 31, 2021:

(in millions, except percentages)	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Fixed rate debt (1) (2)	$4	8	758	609	609	2,676	4,664	5,051
Weighted average interest rate on fixed rate debt	3.5%	3.5%	4.4%	4.8%	4.4%	5.3%	4.9%	N/A
Variable rate debt	$—	—	—	—	—	—	—	—
Average interest rate on variable rate debt	—%	—%	—%	—%	—%	—%	—%	N/A
(1) Amounts exclude finance lease obligations and the issue discounts on the 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
(2) Amounts exclude impact related to interest rate swaps, which we have discussed further below.
N/A - Not applicable.
In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million. The new swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of approximately $2 million as of March 31, 2021, which was included in other long-term liabilities.

Changes in the fair value of the swaps are reflected in gains (losses) on financial instruments in the condensed consolidated statements of operations.

Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three months ended March 31, 2021 would have been impacted by approximately $1 million for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The Fourth Amended and Restated Credit Agreement provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of March 31, 2021, no borrowings in foreign currencies were outstanding.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2021 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
QVC, Inc.

Date: May 7, 2021	By:/s/ MICHAEL A. GEORGE
Michael A. George
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2021	By:/s/ JEFFREY A. DAVIS
Jeffrey A. Davis
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)