Form 10-Q
period 2021-06-30
QVC INC
filed 2021-08-06
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

QVC, Inc.
2021 QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(in millions, except share amounts)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$737	682
Restricted cash	8	8
Accounts receivable, less allowance for credit losses of $94 at June 30, 2021 and $124 at December 31, 2020	1,157	1,602
Inventories	1,205	1,119
Prepaid expenses and other current assets	344	293
Total current assets	3,451	3,704
Property and equipment, net of accumulated depreciation of $1,433 at June 30, 2021 and $1,544 at December 31, 2020	1,092	1,178
Operating lease right-of-use assets (note 6)	211	221
Television distribution rights, net (note 2)	187	63
Goodwill (note 3)	6,003	6,034
Other intangible assets, net (note 3)	3,429	3,454
Note receivable - related party (note 1)	1,825	1,825
Other noncurrent assets	75	79
Total assets	$16,273	16,558
Liabilities and equity
Current liabilities:
Current portion of debt and finance lease obligations (note 5)	$524	410
Accounts payable-trade	969	1,127
Accrued liabilities (note 4)	975	1,302
Total current liabilities	2,468	2,839
Long-term portion of debt and finance lease obligations (note 5)	4,543	4,549
Deferred income taxes (note 8)	715	711
Other long-term liabilities	313	324
Total liabilities	8,039	8,423
Commitments and contingencies (note 9)
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	10,753	10,741
Accumulated deficit	(2,561)	(2,722)
Accumulated other comprehensive loss	(84)	(17)
Total QVC, Inc. stockholder's equity	8,108	8,002
Noncontrolling interest	126	133
Total equity	8,234	8,135
Total liabilities and equity	$16,273	16,558

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Net revenue	$2,780	2,723	5,490	5,150
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,755	1,735	3,513	3,319
Operating	196	187	382	364
Selling, general and administrative, including stock-based compensation	305	304	588	586
Depreciation	38	43	78	86
Amortization	64	73	126	144
	2,358	2,342	4,687	4,499
Operating income	422	381	803	651
Other (expense) income:
Equity in losses of investee	—	(1)	—	(2)
Losses on financial instruments	(4)	—	(3)	(4)
Interest expense, net	(65)	(64)	(128)	(129)
Foreign currency (loss) gain	(2)	1	(4)	2
Other income	2	—	8	—
	(69)	(64)	(127)	(133)
Income before income taxes	353	317	676	518
Income tax expense	(96)	(92)	(181)	(152)
Net income	257	225	495	366
Less net income attributable to the noncontrolling interest	(17)	(14)	(33)	(26)
Net income attributable to QVC, Inc. stockholder	$240	211	462	340

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Net income	$257	225	495	366
Foreign currency translation adjustments, net of tax	9	18	(64)	(4)
Comprehensive income (loss) attributable to debt credit risk adjustments	1	—	(12)	—
Total comprehensive income	267	243	419	362
Comprehensive income attributable to noncontrolling interest	(16)	(15)	(24)	(28)
Comprehensive income attributable to QVC, Inc. stockholder	$251	228	395	334

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
(in millions)	2021	2020
Operating activities:
Net income	$495	366
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of investee	—	2
Deferred income taxes	(1)	—
Foreign currency loss (gain)	4	(2)
Depreciation	78	86
Amortization	126	144
Change in fair value of financial instruments and noncash interest	3	8
Stock-based compensation	20	16
Change in other long-term liabilities	3	3
Other income	(8)	—
Other non-cash charges, net	21	20
Change in operating assets and liabilities
Decrease in accounts receivable	432	525
(Increase) decrease in inventories	(93)	96
Decrease in prepaid expenses and other current assets	40	9
Decrease in accounts payable-trade	(154)	(124)
(Decrease) increase in accrued liabilities and other	(321)	30
Net cash provided by operating activities	645	1,179
Investing activities:
Capital expenditures	(94)	(92)
Expenditures for television distribution rights	(170)	(10)
Changes in other noncurrent assets	(2)	—
Proceeds from sale of fixed assets	40	—
Net cash used in investing activities	(226)	(102)
Financing activities:
Principal payments of debt and finance lease obligations	(149)	(1,226)
Principal borrowings of debt from senior secured credit facility	135	112
Proceeds from issuance of senior secured notes	—	575
Payment of debt origination fees	—	(8)
Dividends paid to Qurate Retail, Inc.	(301)	(262)
Dividends paid to noncontrolling interest	(31)	(30)
Withholding taxes on net share settlements of stock-based compensation	(17)	(1)
Derivative payments to counterparties	(12)	—
Derivative proceeds from counterparties	24	—
Other financing activities	2	—
Net cash used in financing activities	(349)	(840)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(15)	(3)
Net increase in cash, cash equivalents and restricted cash	55	234
Cash, cash equivalents and restricted cash, beginning of period	690	569
Cash, cash equivalents and restricted cash, end of period	$745	803

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2019	1	$—	9,208	(2,390)	(144)	130	6,804
Net income	—	—	—	340	—	26	366
Foreign currency translation adjustments, net of tax	—	—	—	—	(6)	2	(4)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(262)	—	(30)	(292)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	—	—	—	—
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	—	—	—
Stock-based compensation	—	—	16	—	—	—	16
Balance, June 30, 2020	1	$—	9,224	(2,312)	(150)	128	6,890

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, March 31, 2020	1	$—	9,213	(2,381)	(167)	128	6,793
Net income	—	—	—	211	—	14	225
Foreign currency translation adjustments, net of tax	—	—	—	—	17	1	18
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(140)	—	(15)	(155)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(2)	—	—	(2)
Withholding taxes on net share settlements of stock-based compensation	—	—	1	—	—	—	1
Stock-based compensation	—	—	10	—	—	—	10
Balance, June 30, 2020	1	$—	9,224	(2,312)	(150)	128	6,890

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2020	1	$—	10,741	(2,722)	(17)	133	8,135
Net income	—	—	—	462	—	33	495
Foreign currency translation adjustments, net of tax	—	—	—	—	(55)	(9)	(64)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(301)	—	(31)	(332)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	9	—	—	—	9
Withholding taxes on net share settlements of stock-based compensation	—	—	(17)	—	—	—	(17)
Stock-based compensation	—	—	20	—	—	—	20
Debt credit risk adjustment	—	—	—	—	(12)	—	(12)
Balance, June 30, 2021	1	$—	10,753	(2,561)	(84)	126	8,234

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, March 31, 2021	1	$—	10,740	(2,677)	(95)	125	8,093
Net income	—	—	—	240	—	17	257
Foreign currency translation adjustments, net of tax	—	—	—	—	10	(1)	9
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(124)	—	(15)	(139)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	4	—	—	—	4
Withholding taxes on net share settlements of stock-based compensation	—		(2)	—	—	—	(2)
Stock-based compensation	—	—	11	—	—	—	11
Debt credit risk adjustment	—	—	—	—	1	—	1
Balance, June 30, 2021	1	$—	10,753	(2,561)	(84)	126	8,234

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
In the United States ("U.S."), QVC's televised shopping programs, including live and recorded content, are distributed across multiple channels nationally on a full-time basis, including QVC, QVC2, QVC3, HSN and HSN2. The Company's U.S. programming is also available on QVC.com and HSN.com, which we refer to as our "U.S. websites"; virtual multichannel video programming distributors (including Hulu + Live TV, AT&T TV, and YouTube TV); applications via streaming video; Facebook Live, Roku, Apple TV, Amazon Fire and Xfinity Flex; mobile applications; social pages and over-the-air broadcasters.
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
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the six months ended June 30, 2021 and 2020, QVC-Japan paid dividends to Mitsui of $31 million and $30 million, respectively.
The Company also has a joint venture with CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR''). The Company owns a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS operates a retail business in China through a shopping television channel with an associated website. This joint venture is accounted for as an equity method investment recorded as equity in income (losses) of investee in the condensed consolidated statements of operations. In June 2021, QVC entered into an agreement to sell its interest in CNRS. The transaction is expected to close in the third quarter of 2021.
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
On December 31, 2018, QVC entered into the Fourth Amended and Restated Credit Agreement that provides for a $2.95 billion revolving credit facility as explained further in note 5. The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or Zulily. Under the terms of the Fourth Amended and Restated Credit Agreement, QVC and Zulily are jointly and severally liable for all amounts borrowed on the $400 million tranche. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of Zulily. As of June 30, 2021, there was $77 million borrowed by Zulily on the $400 million tranche of the Fourth Amended and Restated Credit Agreement, none of which the Company expects to repay on behalf of Zulily.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
During each of the six months ended June 30, 2021 and 2020, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. QVC allocated expenses of $4 million to Zulily for each of the six months ended June 30, 2021 and 2020. Zulily allocated expenses of $5 million to QVC for each of the six months ended June 30, 2021 and 2020.
In September 2020, QVC and Zulily executed a Master Promissory Note ("Promissory Note") whereby Zulily may borrow up to $100 million at a variable interest rate equal to the LIBOR rate plus an applicable margin rate. The Promissory Note matures in September 2030. There were no borrowings on the Promissory Note as of June 30, 2021 and December 31, 2020.
During each of the six months ended June 30, 2021 and 2020, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $11 million to CBI for each of the six months ended June 30, 2021 and 2020. CBI allocated expenses of $1 million to QVC for each of the six months ended June 30, 2021 and 2020.
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
Management is not presently aware of any events or circumstances arising from COVID-19 that would require the Company to update the estimates, judgments or revise the carrying value of our assets or liabilities. Management's estimates may change, however, as new events occur and additional information is obtained, and any such changes will be recognized in the consolidated financial statements. Actual results could differ from estimates, and any such differences may be material to our financial statements.

On December 30, 2020, the Company and Liberty Interactive LLC ("LIC") completed an internal realignment of the Company's global finance structure that resulted in a common control transaction with Qurate Retail. As part of the common control transaction, LIC issued a promissory note (“LIC Note”) to the Company with an initial face amount of $1.8 billion, a stated interest rate of 0.48% and a maturity of December 29, 2029. Interest on the LIC Note is to be paid annually beginning on December 29, 2021. QVC recorded $2 million and $4 million of related party interest income for the three and six months ended June 30, 2021, respectively, included in interest expense, net in the consolidated statement of operations.

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(2) Television Distribution Rights, Net
Television distribution rights consisted of the following:

(in millions)	June 30, 2021	December 31, 2020
Television distribution rights	$823	814
Less accumulated amortization	(636)	(751)
Television distribution rights, net	$187	63
The Company recorded amortization expense of $23 million and $35 million for the three months ended June 30, 2021 and 2020, respectively, related to television distribution rights. For the six months ended June 30, 2021 and 2020, amortization expense for television distribution rights was $48 million and $69 million, respectively.
As of June 30, 2021, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2021	$59
2022	103
2023	22
2024	3
2025	—

(3) Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2021 were as follows:

(in millions)	QxH	QVC-International	Total
Balance as of December 31, 2020	$5,112	922	6,034
Exchange rate fluctuations	—	(31)	(31)
Balance as of June 30, 2021	$5,112	891	6,003
Other intangible assets consisted of the following:

	June 30, 2021			December 31, 2020
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$983	(694)	289	952	(663)	289
Affiliate and customer relationships	2,839	(2,582)	257	2,845	(2,564)	281
Debt origination fees	10	(5)	5	10	(4)	6
Trademarks (indefinite life)	2,878	—	2,878	2,878	—	2,878
	$6,710	(3,281)	3,429	6,685	(3,231)	3,454
The Company recorded amortization expense of $41 million and $38 million for the three months ended June 30, 2021 and 2020, respectively, related to other intangible assets. For the six months ended June 30, 2021 and 2020, amortization expense for other intangible assets was $78 million and $75 million, respectively.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
As of June 30, 2021, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2021	$100
2022	161
2023	120
2024	76
2025	47

(4) Accrued Liabilities
Accrued liabilities consisted of the following:

(in millions)	June 30, 2021	December 31, 2020
Accounts payable non-trade	$295	408
Allowance for sales returns	186	267
Accrued compensation and benefits	155	214
Other	339	413
	$975	1,302

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(5) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following:

(in millions)	June 30, 2021	December 31, 2020
3.5% Exchangeable Senior Debentures due 2031	$507	393
4.375% Senior Secured Notes due 2023, net of original issue discount	750	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	600
4.45% Senior Secured Notes due 2025, net of original issue discount	599	599
4.75% Senior Secured Notes due 2027	575	575
4.375% Senior Secured Notes due 2028	500	500
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
6.375% Senior Secured Notes due 2067	225	225
6.25% Senior Secured Notes due 2068	500	500
Finance lease obligations (note 6)	158	168
Less debt issuance costs, net	(46)	(50)
Total debt and finance lease obligations	5,067	4,959
Less current portion	(524)	(410)
Long-term portion of debt and finance lease obligations	$4,543	4,549
Exchangeable Senior Debentures
The Company has elected to account for its Motorola Solutions, Inc. 3.5% Senior Exchangeable Debentures Due 2031 (the “MSI Exchangeables”) using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as losses on financial instruments in the statements of operations and in other comprehensive income as it relates to instrument specific credit risk on the consolidated statements of comprehensive income. The Company has classified for financial reporting purposes the MSI Exchangeables as a current liability as the MSI Exchangeables are exchangeable at the option of the holder at any time. Although we do not own underlying shares, the Company has entered into certain derivative transactions in order to hedge against upward price fluctuations on certain shares. Such derivative instruments are recognized in the other current assets line item in the condensed consolidated balance sheets, and are marked to fair value each reporting period. The changes in fair value are recognized in losses on financial instruments in the condensed statement of operations.

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
QVC had $2.85 billion available under the terms of the Fourth Amended and Restated Credit Agreement as of June 30, 2021, including the portion available under the $400 million tranche that Zulily may also borrow on.
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
Interest Rate Swap Arrangements
In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of $2 million and $3 million as of June 30, 2021 and December 31, 2020, respectively, which was included in other long-term liabilities.
Changes in the fair value of the swaps are reflected in losses on financial instruments in the condensed consolidated statements of operations.

Other Debt Related Information
QVC was in compliance with all of its debt covenants as of June 30, 2021.
The weighted average interest rate applicable to all of the outstanding debt (excluding finance leases) prior to amortization of bond discounts and related debt issuance costs was 4.9% as of June 30, 2021.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(6) Leases
The Company has finance lease agreements with transponder and transmitter network suppliers for the right to transmit its signals in the U.S. and Germany. The Company is also party to a finance lease agreement for a warehouse.
QVC also leases data processing equipment, facilities, office space and land. These leases are classified as operating leases. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future lease payments using our incremental borrowing rate. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Our leases have remaining lease terms of less than 1 year to 13 years, some of which may include the option to extend or terminate the leases.
The components of lease cost for the three and six months ended June 30, 2021 and 2020, were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Finance lease cost
Depreciation of leased assets	$5	5	10	10
Interest on lease liabilities	2	2	4	4
Total finance lease cost	7	7	14	14
Operating lease cost	10	10	20	20
Total lease cost	$17	17	34	34
The remaining weighted-average lease term and the weighted-average discount rate were as follows:

June 30, 2021
Weighted-average remaining lease term (years):
Finance leases	8.2
Operating leases	10.8
Weighted-average discount rate:
Finance leases	5.2%
Operating leases	5.9%

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
Supplemental balance sheet information related to leases was as follows:

(in millions)	June 30, 2021	December 31, 2020
Operating Leases:
Operating lease right-of-use assets	$211	221
Accrued liabilities	$24	25
Other long-term liabilities	187	195
Total operating lease liabilities	$211	220
Finance Leases:
Property and equipment	$274	278
Accumulated depreciation	(147)	(141)
Property and equipment, net	$127	137
Current portion of debt and finance lease obligations	$17	18
Long-term portion of debt and finance lease obligations	141	150
Total finance lease liabilities	$158	168
Supplemental cash flow information related to leases was as follows:

	Six months ended June 30,
(in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20	25
Operating cash flows from finance leases	4	4
Financing cash flows from finance leases	9	9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4	19
Future payments under noncancelable operating leases and finance leases with initial terms of one year or more as of June 30, 2021 consisted of the following:

(in millions)	Finance leases	Operating leases	Total leases
Remainder of 2021	$12	19	31
2022	26	34	60
2023	25	28	53
2024	24	25	49
2025	21	21	42
Thereafter	89	168	257
Total lease payments	197	295	492
Less: imputed interest	(39)	(84)	(123)
Total lease liabilities	$158	211	369

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(7) Revenue

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended June 30, 2021			Six months ended June 30, 2021
(in millions)	QxH	QVC-International	Total	QxH	QVC-International	Total
Home	$775	309	1,084	1,550	633	2,183
Beauty	294	193	487	580	357	937
Apparel	359	127	486	649	253	902
Accessories	272	71	343	510	137	647
Electronics	167	32	199	368	65	433
Jewelry	76	54	130	174	114	288
Other revenue	46	5	51	94	6	100
Total net revenue	$1,989	791	2,780	3,925	1,565	5,490

	Three months ended June 30, 2020			Six months ended June 30, 2020
(in millions)	QxH	QVC-International	Total	QxH	QVC-International	Total
Home	$803	286	1,089	1,484	543	2,027
Beauty	325	186	511	613	331	944
Apparel	302	100	402	601	201	802
Accessories	245	63	308	457	121	578
Electronics	217	31	248	391	53	444
Jewelry	82	47	129	180	96	276
Other revenue	36	—	36	76	3	79
Total net revenue	$2,010	713	2,723	3,802	1,348	5,150

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
For the three months ended June 30, 2021 and 2020, the Company recorded a tax provision of $96 million and $92 million, respectively, which represented an effective tax rate of 27.2% and 29.0%, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded a tax provision of $181 million and $152 million, respectively, which represented an effective tax rate of 26.8% and 29.3%, respectively. The 2021 rate differs from the U.S. federal income tax rate of 21% due primarily to state and foreign tax expenses. The 2021 effective tax rate has decreased from the prior year for both the three months and six months ended June 30, 2021 primarily due to decreases in state tax expense and a valuation allowance established in the prior year for excess U.S. foreign tax credits.

The Company participates in a consolidated federal return filing with Qurate Retail. As of June 30, 2021, the Company's tax years through 2016 are closed for federal income tax purposes, and the Internal Revenue Service ("IRS") has completed its examination of the Company's 2017, 2018 and 2019 tax years. The Company's 2020 and 2021 tax years are being examined currently as part of the Qurate Retail consolidated return under the IRS's Compliance Assurance Process program. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of June 30, 2021, the Company was under examination in the state of Pennsylvania, New York City, the U.K. and Japan.

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
The amounts of the tax-related payable due to Qurate Retail as of June 30, 2021 and December 31, 2020 were $1 million and $47 million, respectively, and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.

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
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at June 30, 2021 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$255	255	—	—
Financial instrument asset (note 5)	107	—	107	—
Current liabilities:
Debt (note 5)	507	—	507	—
Long-term liabilities:
Debt (note 5)	4,707	769	3,938	—
Interest rate swap arrangements (note 5)	2	—	2	—

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

		Fair value measurements at December 31, 2020 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$240	240	—	—
Financial instrument asset (note 5)	23		23	—
Current liabilities:
Debt (note 5)	393	—	393	—
Long-term liabilities:
Debt (note 5)	4,705	743	3,962	—
Interest rate swap arrangements (note 5)	3	—	3	—
The 2067 Notes (ticker: QVCD) and the 2068 Notes (ticker: QVCC) are considered Level 1 fair value instruments as reported in the foregoing tables as they are traded on the New York Stock Exchange, which the Company considers to be an "active market," as defined by U.S. GAAP. The remainder of the Company's Level 2 financial liabilities are debt instruments and derivative instruments with quoted market prices that are not considered to be traded on "active markets." Accordingly, these financial instruments are reported in the foregoing tables as Level 2 fair value instruments.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(11) Information about QVC's Operating Segments
The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as net revenue, Adjusted OIBDA (defined below), gross margin, average sales price per unit, number of units shipped and revenue. For segment reporting purposes, the Company defines Adjusted OIBDA, as net revenue less cost of goods sold, operating expenses, and selling, general and administrative expenses (excluding stock-based compensation). The Company believes this measure is an important indicator of the operational strength and performance of its segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking among the Company's businesses and identify strategies to improve performance. This measure of performance excludes depreciation, amortization, stock-based compensation, and impairment loss (if any) that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.
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
For the three and six months ended June 30, 2021 and 2020, QVC identified QxH and QVC-International as its two reportable segments. Both operating segments are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the Internet and mobile applications in certain markets.
Performance measures

	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QxH	$1,989	391	2,010	388	3,925	740	3,802	681
QVC-International	791	144	713	119	1,565	287	1,348	216
Consolidated QVC	$2,780	535	2,723	507	5,490	1,027	5,150	897
Other information

	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QxH	$24	61	29	70	50	120	58	138
QVC-International	14	3	14	3	28	6	28	6
Consolidated QVC	$38	64	43	73	78	126	86	144

	June 30, 2021
(in millions)	Total assets	Capital expenditures	Property and equipment, net
QxH	$13,958	81	722
QVC-International	2,315	13	370
Consolidated QVC	$16,273	94	1,092

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
The following table provides a reconciliation of Adjusted OIBDA to operating income and income before income taxes:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Adjusted OIBDA	$535	507	1,027	897
Stock-based compensation	(11)	(10)	(20)	(16)
Depreciation and amortization	(102)	(116)	(204)	(230)
Operating income	422	381	803	651
Equity in losses of investee	—	(1)	—	(2)
Losses on financial instruments	(4)	—	(3)	(4)
Interest expense, net	(65)	(64)	(128)	(129)
Foreign currency (loss) gain	(2)	1	(4)	2
Other income	2	—	8	—
Income before income taxes	$353	317	676	518

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(12) Other Comprehensive Income
The change in the component of accumulated other comprehensive loss, net of taxes ("AOCL"), is summarized as follows:

(in millions)	Comprehensive earnings attributable to debt credit risk adjustments	Foreign currency translation adjustments	AOCL
Balance at January 1, 2021	$16	(33)	(17)
Other comprehensive income attributable to QVC, Inc. stockholder	(12)	(55)	(67)
Balance at June 30, 2021	4	(88)	(84)

Balance at January 1, 2020	$—	(144)	(144)
Other comprehensive loss attributable to QVC, Inc. stockholder	—	(6)	(6)
Balance at June 30, 2020	—	(150)	(150)
The component of other comprehensive income is reflected in QVC's condensed consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive loss:

(in millions)	Before-tax amount	Tax benefit (expense)	Net-of-tax amount
Three months ended June 30, 2021
Foreign currency translation adjustments	$10	(1)	9
Debt credit risk adjustment	1	—	1
Other comprehensive income	11	(1)	10

Three months ended June 30, 2020
Foreign currency translation adjustments	$17	1	18
Other comprehensive income	17	1	18

Six months ended June 30, 2021
Foreign currency translation adjustments	$(62)	(2)	(64)
Debt credit risk adjustment	(12)	—	(12)
Other comprehensive income	(74)	(2)	(76)

Six months ended June 30, 2020
Foreign currency translation adjustments	$(6)	2	(4)
Other comprehensive loss	(6)	2	(4)

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
In the United States ("U.S."), our televised shopping programs, including live and recorded content, are distributed across multiple channels nationally on a full-time basis, including QVC, QVC2, QVC3, HSN and HSN2. Our U.S. programming is also available on QVC.com and HSN.com, our "U.S. websites"; virtual multichannel video programming distributors (including Hulu + Live TV, AT&T TV, and YouTube TV); applications via streaming video; Facebook Live, Roku, Apple TV, Amazon Fire and Xfinity Flex; mobile applications; social pages and over-the-air broadcasters.
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

The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the six months ended June 30, 2021 and 2020, QVC-Japan paid dividends to Mitsui of $31 million and $30 million, respectively.

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

On December 31, 2018, QVC entered into the Fourth Amended and Restated Credit Agreement that provides for a $2.95 billion revolving credit facility as explained further in note 5. The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or Zulily. Under the terms of the Fourth Amended and Restated Credit Agreement, QVC and Zulily are jointly and severally liable for all amounts borrowed on the $400 million tranche. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of Zulily. As of June 30, 2021, there was $77 million borrowed by Zulily on the $400 million tranche of the Fourth Amended and Restated Credit Agreement, none of which the Company expects to repay on behalf of Zulily.
During each of the six months ended June 30, 2021 and 2020, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. QVC allocated expenses of $4 million to Zulily for each of the six months ended June 30, 2021 and 2020. Zulily allocated expenses of $5 million to QVC for each of the six months ended June 30, 2021 and 2020.

In September 2020, QVC and Zulily executed a Master Promissory Note ("Promissory Note") whereby Zulily may borrow up to $100 million at a variable interest rate equal to the LIBOR rate plus an applicable margin rate. The Promissory Note matures in September 2030. There were no borrowings on the Promissory Note as of June 30, 2021 and December 31, 2020.
During each of the six months ended June 30, 2021 and 2020, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $11 million to CBI for each of the six months ended June 30, 2021 and 2020. CBI allocated expenses of $1 million to QVC for each of the six months ended June 30, 2021 and 2020.

On July 12, 2021, the compensation committee of the board of directors of Qurate Retail approved Qurate Retail’s entry into an employment agreement with David Rawlinson II, effective July 12, 2021. Effective August 1, 2021, Mr. Rawlinson will serve as President and Chief Executive Officer-Elect of Qurate Retail, with Mr. George continuing as Chief Executive Officer, and effective October 1, 2021, Mr. Rawlinson will serve as President and Chief Executive Officer of Qurate Retail, with Mr. George assuming the role of Senior Advisor. Mr. George will resign from the board of directors effective January 1, 2022, at which time Mr. Rawlinson is expected to join Qurate Retail's board of directors. With respect to his roles at Qurate Retail and QVC, Mr. George will step down as President effective August 1, 2021 and as Chief Executive Officer effective October 1, 2021.

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

Early decisions by the Biden Administration confirm continuity of a bipartisan consensus in the U.S. government favoring increased confrontation of China in trade practices and economic matters, national security and human rights. The imposition of any new U.S. tariffs on Chinese imports or the taking of other actions against China in the future, and any responses by China, could impair our ability to meet customer demand and could result in lost sales or an increase in our cost of merchandise, which would have a material adverse impact on our business and results of operations.

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

The stay at home restrictions imposed in response to COVID-19 required many traditional brick and mortar retailers to temporarily close their stores, but allowed distance retailers, including QVC, to continue operating. As a result, beginning at the end of the first quarter of 2020 and continuing through the first quarter of 2021, we observed an increase in new customers and an increase in demand for certain categories, such as home. Beginning in the second quarter of 2021, we observed a decline in new customers and a decline in demand for our home product category, while also seeing an increase in demand for our apparel product category.

As a result, for the three and six months ended June 30, 2020, management had increased the amounts of certain estimated reserves including, but not limited to, uncollectible receivables in anticipation of higher defaults by customers billed through our installment payment option, inventory obsolescence due to decreased demand for certain categories, such as apparel, and sales returns due to our extended return policy. There were no remaining estimated reserves as of December 31, 2020 and June 30, 2021 as a direct result of COVID-19.

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

During the second quarter of 2021, the Company began to see increased product shortages as a result of high market demand in some product categories such as home and electronics, which impacted our ability to offer certain goods to our customer. In addition, the Company began to see increased inflationary pressures during the period. If these pressures persist, it may result in certain increased costs outpacing our pricing power in the near term.

Results of Operations
QVC's operating results were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Net revenue	$2,780	2,723	5,490	5,150
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,755	1,735	3,513	3,319
Operating	196	187	382	364
Selling, general and administrative, excluding stock-based compensation	294	294	568	570
Adjusted OIBDA (defined below)	535	507	1,027	897
Stock-based compensation	11	10	20	16
Depreciation	38	43	78	86
Amortization	64	73	126	144
Operating income	422	381	803	651
Other (expense) income:
Equity in losses of investee	—	(1)	—	(2)
Losses on financial instruments	(4)	—	(3)	(4)
Interest expense, net	(65)	(64)	(128)	(129)
Foreign currency (loss) gain	(2)	1	(4)	2
Other income	2	—	8	—
	(69)	(64)	(127)	(133)
Income before income taxes	353	317	676	518
Income tax expense	(96)	(92)	(181)	(152)
Net income	257	225	495	366
Less net income attributable to the noncontrolling interest	(17)	(14)	(33)	(26)
Net income attributable to QVC, Inc. stockholder	$240	211	462	340

Net revenue
Net revenue by segment was as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
QxH	$1,989	2,010	3,925	3,802
QVC-International	791	713	1,565	1,348
Consolidated QVC	$2,780	2,723	5,490	5,150
QVC's consolidated net revenue increased 2.1% and 6.6% for the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in the prior year. The three month increase in net revenue is primarily due to an 3.2% increase in units shipped, a $13 million decrease in estimated product returns primarily driven by QxH, a $5 million increase in shipping and handling revenue and $42 million in favorable foreign exchange rates, which was partially offset by a 1.9% decline in average selling price per unit ("ASP"), primarily driven by QxH. The six month increase in net revenue is primarily due to an 5.5% increase in units shipped, a $40 million decrease in estimated product returns primarily driven by QxH, a $14 million increase in shipping and handling revenue and $89 million in favorable foreign exchange rates, which was partially offset by a 0.4% decline in ASP, primarily driven by QxH.
During the three and six months ended June 30, 2021 and 2020, the changes in revenue and expenses were affected by changes in the exchange rates for the U.K. Pound Sterling, the Euro and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
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
The percentage change in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended June 30, 2021			Six months ended June 30, 2021
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	(1.0)%	—%	(1.0)%	3.2%	—%	3.2%
QVC-International	10.9%	5.9%	5.0%	16.1%	6.7%	9.4%
QxH net revenue decline for the three months ended June 30, 2021 was primarily due to a 6.1% decline in ASP which was partially offset by a 4.5% increase in units shipped, a $9 million decrease in estimated product returns and a $5 million increase in shipping and handling revenue. For the three months ended June 30, 2021, QxH experienced shipped sales declines in electronics, beauty, home and jewelry with growth in all other categories. For the six months ended June 30, 2021, QxH net revenue increased due to a 6.1% increase in units shipped, a $39 million decrease in estimated product returns and an $11 million increase in shipping and handling revenue, partially offset by a 4.4% decline in ASP. For the six months ended June 30, 2021, QxH experienced shipped sales growth in home, apparel and accessories with declines in all other categories. The decrease in estimated product returns for the three months ended June 30, 2021 was primarily due to a decrease in sales volume. The decrease in estimated product returns for the six months ended June 30, 2021 was primarily driven by a shift in product mix to the lower return rate category of home, partially offset by an increase in sales volume.

QVC-International net revenue growth in constant currency for the three months ended June 30, 2021 was primarily due to a 3.2% increase in ASP, driven by ASP increases across all markets except Germany and Italy, and a slight increase in units shipped, driven by increases in units shipped in Japan and Germany. For the three months ended June 30, 2021, QVC-International experienced shipped sales growth in constant currency across all product categories. QVC-International net revenue growth in constant currency for the six months ended June 30, 2021 was primarily due to a 3.5% increase in ASP, driven by ASP increases across all markets, and a 4.1% increase in units shipped, driven by increases in units shipped across all markets except for the U.K. For the six months ended June 30, 2021, QVC-International experienced shipped sales growth in constant currency across all product categories.
Cost of goods sold (excluding depreciation and amortization)
QVC's cost of goods sold as a percentage of net revenue was 63.1% and 64.0% for the three and six months ended June 30, 2021, respectively, compared to 63.7% and 64.4% for the three and six months ended June 30, 2020, respectively. The decrease in cost of goods sold as a percentage of revenue for the three and six months ended June 30, 2021 is primarily due to favorable estimated product returns at QxH and Germany, strategic promotional and pricing initiatives, which decreased product costs as a percentage of net revenue in Germany and Japan, a shift in product mix to higher margin category of apparel and decreased obsolescence as a result of less aged inventory at QxH. These decreases were partially offset by increased freight charges and warehouse expenses at QxH.

Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses increased $9 million and $18 million for the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020. The three month increase is primarily due to a $4 million increase in customer service expenses primarily at QxH, a $3 million increase in commissions, primarily at QxH and to a lesser extent, Japan, and a $3 million increase due to unfavorable exchange rates. The six month increase is primarily due to an $8 million increase in customer service expenses primarily at QxH, a $4 million increase in commissions, primarily at QxH and to a lesser extent, Japan, and a $6 million increase due to unfavorable exchange rates.

Selling, general and administrative expenses (excluding stock-based compensation)
QVC's selling, general, and administrative expenses (excluding transaction related costs as defined below and stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, and marketing and advertising expenses. Such expenses were flat for the three months ended June 30, 2021 and decreased $2 million for the six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020. As a percentage of net revenue, such expenses were 10.6% and 10.3% for the three and six months ended June 30, 2021, respectively, and were 10.8% and 11.1% for the three and six months ended June 30, 2020, respectively.
For the three months ended June 30, 2021, there was a $20 million decrease in credit losses, primarily at QxH, and a $7 million decrease in personnel costs, primarily at QxH. These decreases were offset by a $20 million increase in online marketing primarily at QxH and a $7 million increase due to unfavorable exchange rates. For the six months ended June 30, 2021, the decrease was primarily due to a $45 million decrease in credit losses, primarily at QxH and a $4 million decrease in personnel costs, primarily at QxH. These decreases were offset by a $38 million increase in online marketing primarily at QxH and an $11 million increase due to unfavorable exchange rates. The decrease to estimated credit losses for the three and six months ended June 30, 2021 was due to a decrease in the number of installment counts offered to and taken by customers, an increase to our reserve as a result of COVID-19 for three and six months ended June 30, 2020, favorable adjustments based on actual collections and enhanced risk screening. The decrease related to personnel costs for the three and six months ended June 30, 2021 was primarily due to a reduction of severance and a work from home allowance as a result of COVID-19, which were both recorded in the second quarter of 2020.

Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $11 million and $20 million of stock-based compensation expense for the three and six months ended June 30, 2021, respectively, and recorded $10 million and $16 million of stock-based compensation expense for the three and six months ended June 30, 2020, respectively. The increase in stock compensation expense for the six months ended June 30, 2021 is primarily related to certain officers not reaching performance targets for restricted stock units for the six months ended June 30, 2020.
Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Affiliate agreements	$—	—	—	1
Customer relationships	11	13	23	25
Other technology	4	3	8	7
Acquisition related amortization	15	16	31	33
Property and equipment	38	43	78	86
Software amortization	26	22	47	43
Channel placement amortization and related expenses	23	35	48	68
Total depreciation and amortization	$102	116	204	230
The decrease in channel placement amortization and related expenses was due to certain channel placement agreements becoming fully amortized.
Equity in losses of investee
The Company has a joint venture with CNR Media Group, formerly known as China Broadcasting Corporation, a limited liability company owned by China National Radio (''CNR''). The Company owns a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS''). CNRS operates a retail business in China through a shopping television channel with an associated website. This joint venture is accounted for as an equity method investment. In June 2021, QVC agreed to sell its interest in CNRS. The transaction is expected to close in the third quarter of 2021.
Interest expense, net
For the three and six months ended June 30, 2021, consolidated interest expense, net increased $1 million and decreased $1 million, respectively, as compared to the corresponding periods in the prior year.
Foreign currency (loss) gain
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. For the three and six months ended June 30, 2021, the change in foreign currency loss was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.
Income taxes
Our effective tax rate was 27.2% and 26.8% for the three and six months ended June 30, 2021, respectively, compared to an effective tax rate of 29.0% and 29.3% for the three and six months ended June 30, 2020, respectively. The 2021 rate differs from the U.S. federal income tax rate of 21% due primarily to state and foreign tax expenses. The 2021 effective tax rate has decreased from the prior year for both the three months and six months ended June 30, 2021 primarily due to decreases in state tax expense and a valuation allowance established in the prior year for excess U.S. foreign tax credits.

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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Operating income	$422	381	803	651
Depreciation and amortization	102	116	204	230
Stock-based compensation	11	10	20	16
Adjusted OIBDA	$535	507	1,027	897

QVC Adjusted OIBDA increased by $28 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase is comprised of a $25 million increase in QVC-International and a $3 million increase in QxH.
QVC Adjusted OIBDA increased by $130 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase is comprised of a $71 million increase in QVC-International and a $59 million increase in QxH.
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
As of June 30, 2021, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.

Exchangeable Senior Debentures
The Company has elected to account for its Motorola Solutions, Inc. 3.5% Senior Exchangeable Debentures Due 2031 (the “MSI Exchangeables”) using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as losses on financial instruments in the accompanying statements of operations and in other comprehensive income as it relates to instrument specific credit risk on the accompanying consolidated statements of comprehensive income. The Company has classified for financial reporting purposes the MSI Exchangeables as a current liability as the MSI Exchangeables are exchangeable at the option of the holder at any time. Although we do not own underlying shares, the Company has entered into certain derivative transactions in order to hedge against upward price fluctuations on certain shares. Such derivative instruments are recognized in the other current assets line item in the condensed consolidated balance sheets, and are marked to fair value each reporting period. The changes in fair value are recognized in losses on financial instruments in the condensed statement of operations.
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
QVC had $2.85 billion available under the terms of the Fourth Amended and Restated Credit Agreement as of June 30, 2021, including the portion available under the $400 million tranche that Zulily may also borrow on.
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

Summarized financial information for the year-to-date interim period and the most recent annual period was as follows:

Combined Parent-QVC, Inc. and Subsidiary Guarantors
June 30, 2021
Current assets	$2,461
Intercompany receivable from non-guarantor subsidiaries	(2,879)
Note receivable - related party	1,825
Noncurrent assets	9,197
Current liabilities	1,828
Noncurrent liabilities	5,281

Combined Parent-QVC, Inc. and Subsidiary Guarantors
December 31, 2020
Current assets	$2,394
Intercompany receivable from non-guarantor subsidiaries	(2,501)
Note receivable - related party	1,825
Noncurrent assets	11,118
Current liabilities	2,152
Noncurrent liabilities	5,286

Combined Parent-QVC, Inc. and Subsidiary Guarantors
Six months ended June 30, 2021
Net revenue	$4,401
Net revenue less cost of goods sold	1,978
Income before taxes	416
Net income	495
Net income attributable to QVC, Inc. Stockholder	462

Combined Parent-QVC, Inc. and Subsidiary Guarantors
Year ended December 31, 2020
Net revenue	$9,631
Net revenue less cost of goods sold	4,066
Income before taxes	945
Net income	910
Net income attributable to QVC, Inc. Stockholder	852
Other Debt Related Information
QVC was in compliance with all of its debt covenants as of June 30, 2021.
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
Interest Rate Swap Arrangements
In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of $2 million and $3 million as of June 30, 2021 and December 31, 2020, respectively, which was included in other long-term liabilities.
Additional Cash Flow Information
During the six months ended June 30, 2021, QVC's primary uses of cash were $301 million of dividends to Qurate Retail, $264 million of capital and television distribution rights expenditures, $149 million of principal payments of the senior secured credit facility and finance lease obligations and $31 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $645 million of cash provided by operating activities, $135 million of principal borrowings from the senior secured credit facility and $40 million in proceeds from sale of fixed assets. As of June 30, 2021, QVC's cash, cash equivalents and restricted cash balance was $745 million.

During the six months ended June 30, 2020, QVC's primary uses of cash were $1,226 million of principal payments on debt and finance lease obligations, $262 million of dividends to Qurate Retail, $102 million of capital and television distribution rights expenditures and $30 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,179 million of cash provided by operating activities, $575 million of proceeds from issuance of senior secured notes and $112 million of principal borrowings from the senior secured credit facility. As of June 30, 2020, QVC's cash, cash equivalents balance and restricted cash was $803 million.
The change in cash provided by operating activities for the six months ended June 30, 2021 compared to the previous year was primarily due to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms and fluctuations in foreign exchange rates.
As of June 30, 2021, $311 million of the $745 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 67% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
Other
Capital expenditures in 2021 are expected to be between $220 and $250 million, including $94 million already expended for the six months ended June 30, 2021.
Refer to the chart under the "Off-balance Sheet Arrangements and Aggregate Contractual Obligations" section below for additional information concerning the amount and timing of expected future payments under QVC's contractual obligations as of June 30, 2021.
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
Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations as of June 30, 2021 is summarized below:

	Payments due by period
(in millions)	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt (1)	$4	8	758	609	609	2,676	4,664
Interest payments (2)	120	238	222	182	154	2,587	3,503
Finance lease obligations (including imputed interest)	12	26	25	24	21	89	197
Operating lease obligations	$19	34	28	25	21	168	295
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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at June 30, 2021:

(in millions, except percentages)	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Fixed rate debt (1) (2)	$4	8	758	609	609	2,676	4,664	4,445
Weighted average interest rate on fixed rate debt	3.5%	3.5%	4.4%	4.8%	4.4%	5.3%	4.9%	N/A
Variable rate debt	$—	—	—	—	—	—	—	—
Average interest rate on variable rate debt	—%	—%	—%	—%	—%	—%	—%	N/A
(1) Amounts exclude finance lease obligations and the issue discounts on the 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
(2) Amounts exclude impact related to interest rate swaps, which we have discussed further below.
N/A - Not applicable.
In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million. The new swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of approximately $2 million as of June 30, 2021, which was included in other long-term liabilities.
Changes in the fair value of the swaps are reflected in losses on financial instruments in the condensed consolidated statements of operations.

Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three and six months ended June 30, 2021 would have been impacted by approximately $1 million and $3 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The Fourth Amended and Restated Credit Agreement provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of June 30, 2021, no borrowings in foreign currencies were outstanding.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting
In May 2021, we completed the implementation of the initial phase of our new Enterprise Resource Planning (“ERP”) system, which has enabled standardization, modernization and best practice in our financial processes across our global markets and brands. As a result of the implementation of phase one of a new ERP system, we revised and updated certain process-level and information technology general controls.

Except as described above, there has been no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
QVC, Inc.

Date: August 6, 2021	By:/s/ MICHAEL A. GEORGE
Michael A. George
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2021	By:/s/ JEFFREY A. DAVIS
Jeffrey A. Davis
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)