Form 10-Q
period 2021-09-30
QVC INC
filed 2021-11-04
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

QVC, Inc.
2021 QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(in millions, except share amounts)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$628	682
Restricted cash	9	8
Accounts receivable, less allowance for credit losses of $93 at September 30, 2021 and $124 at December 31, 2020	1,142	1,602
Inventories	1,482	1,119
Prepaid expenses and other current assets	333	293
Total current assets	3,594	3,704
Property and equipment, net of accumulated depreciation of $1,457 at September 30, 2021 and $1,544 at December 31, 2020	1,086	1,178
Operating lease right-of-use assets (note 6)	206	221
Television distribution rights, net (note 2)	169	63
Goodwill (note 3)	5,988	6,034
Other intangible assets, net (note 3)	3,409	3,454
Note receivable - related party (note 1)	1,825	1,825
Other noncurrent assets	63	79
Total assets	$16,340	16,558
Liabilities and equity
Current liabilities:
Current portion of debt and finance lease obligations (note 5)	$567	410
Accounts payable-trade	1,049	1,127
Accrued liabilities (note 4)	883	1,302
Total current liabilities	2,499	2,839
Long-term portion of debt and finance lease obligations (note 5)	4,548	4,549
Deferred income taxes (note 8)	716	711
Other long-term liabilities	309	324
Total liabilities	8,072	8,423
Commitments and contingencies (note 9)
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	10,769	10,741
Accumulated deficit	(2,508)	(2,722)
Accumulated other comprehensive loss	(118)	(17)
Total QVC, Inc. stockholder's equity	8,143	8,002
Noncontrolling interest	125	133
Total equity	8,268	8,135
Total liabilities and equity	$16,340	16,558

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Net revenue	$2,512	2,703	8,002	7,853
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,617	1,722	5,130	5,041
Operating	183	184	565	548
Selling, general and administrative, including stock-based compensation	285	295	873	881
Depreciation	37	45	115	131
Amortization	74	69	200	213
	2,196	2,315	6,883	6,814
Operating income	316	388	1,119	1,039
Other (expense) income:
Equity in (losses) earnings of investee	(2)	1	(2)	(1)
(Losses) gains on financial instruments	(5)	1	(8)	(3)
Interest expense, net	(64)	(65)	(192)	(194)
Foreign currency gain (loss)	—	1	(4)	3
Loss on extinguishment of debt	—	(42)	—	(42)
Other income	—	—	8	—
	(71)	(104)	(198)	(237)
Income before income taxes	245	284	921	802
Income tax expense	(85)	(80)	(266)	(232)
Net income	160	204	655	570
Less net income attributable to the noncontrolling interest	(15)	(15)	(48)	(41)
Net income attributable to QVC, Inc. stockholder	$145	189	607	529

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Net income	$160	204	655	570
Foreign currency translation adjustments, net of tax	(28)	49	(92)	45
Comprehensive loss attributable to debt credit risk adjustments	(7)	—	(19)	—
Total comprehensive income	125	253	544	615
Comprehensive income attributable to noncontrolling interest	(14)	(17)	(38)	(45)
Comprehensive income attributable to QVC, Inc. stockholder	$111	236	506	570

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
(in millions)	2021	2020
Operating activities:
Net income	$655	570
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of investee	2	1
Deferred income taxes	(1)	8
Foreign currency loss (gain)	4	(3)
Depreciation	115	131
Amortization	200	213
Change in fair value of financial instruments and noncash interest	8	9
Loss on extinguishment of debt	—	42
Stock-based compensation	33	26
Change in other long-term liabilities	5	9
Other income	(8)	—
Other non-cash charges, net	30	30
Change in operating assets and liabilities
Decrease in accounts receivable	443	718
Increase in inventories	(374)	(49)
Decrease in prepaid expenses and other current assets	47	30
(Decrease) increase in accounts payable-trade	(70)	56
Decrease in accrued liabilities and other	(411)	(111)
Net cash provided by operating activities	678	1,680
Investing activities:
Capital expenditures	(145)	(140)
Expenditures for television distribution rights	(184)	(41)
Changes in other noncurrent assets	(3)	—
Proceeds from sale of fixed assets	40	—
Other investing activities	8	—
Net cash used in investing activities	(284)	(181)
Financing activities:
Principal payments of debt and finance lease obligations	(157)	(1,230)
Principal borrowings of debt from senior secured credit facility	135	112
Principal repayment of senior secured notes	—	(500)
Payment of premium on redemption of senior secured notes	—	(41)
Proceeds from issuance of senior secured notes	—	1,075
Payment of debt origination fees	—	(15)
Dividends paid to Qurate Retail, Inc.	(393)	(845)
Dividends paid to noncontrolling interest	(46)	(46)
Withholding taxes on net share settlements of stock-based compensation	(18)	(1)
Derivative payments to counterparties	(38)	—
Derivative proceeds from counterparties	88	—
Other financing activities	2	—
Net cash used in financing activities	(427)	(1,491)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(20)	5
Net (decrease) increase in cash, cash equivalents and restricted cash	(53)	13
Cash, cash equivalents and restricted cash, beginning of period	690	569
Cash, cash equivalents and restricted cash, end of period	$637	582

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2019	1	$—	9,208	(2,390)	(144)	130	6,804
Net income	—	—	—	529	—	41	570
Foreign currency translation adjustments, net of tax	—	—	—	—	41	4	45
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(845)	—	(46)	(891)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(7)	—	—	(7)
Stock-based compensation	—	—	26	—	—	—	26
Balance, September 30, 2020	1	$—	9,234	(2,713)	(103)	129	6,547

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, June 30, 2020	1	$—	9,224	(2,312)	(150)	128	6,890
Net income	—	—	—	189	—	15	204
Foreign currency translation adjustments, net of tax	—	—	—	—	47	2	49
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(583)	—	(16)	(599)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(7)	—	—	(7)
Stock-based compensation	—	—	10	—	—	—	10
Balance, September 30, 2020	1	$—	9,234	(2,713)	(103)	129	6,547

QVC, Inc.
Condensed Consolidated Statements of Equity

(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2020	1	$—	10,741	(2,722)	(17)	133	8,135
Net income	—	—	—	607	—	48	655
Foreign currency translation adjustments, net of tax	—	—	—	—	(82)	(10)	(92)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(393)	—	(46)	(439)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	13	—	—	—	13
Withholding taxes on net share settlements of stock-based compensation	—	—	(18)	—	—	—	(18)
Stock-based compensation	—	—	33	—	—	—	33
Debt credit risk adjustment	—	—	—	—	(19)	—	(19)
Balance, September 30, 2021	1	$—	10,769	(2,508)	(118)	125	8,268

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, June 30, 2021	1	$—	10,753	(2,561)	(84)	126	8,234
Net income	—	—	—	145	—	15	160
Foreign currency translation adjustments, net of tax	—	—	—	—	(27)	(1)	(28)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(92)	—	(15)	(107)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	4	—	—	—	4
Withholding taxes on net share settlements of stock-based compensation	—		(1)	—	—	—	(1)
Stock-based compensation	—	—	13	—	—	—	13
Debt credit risk adjustment	—	—	—	—	(7)	—	(7)
Balance, September 30, 2021	1	$—	10,769	(2,508)	(118)	125	8,268

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
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. QVC-Japan paid dividends to Mitsui of $46 million during each of the nine months ended September 30, 2021 and 2020.
Prior to September 2021, the Company had a joint venture with CNR Media Group, a limited liability company owned by China National Radio (''CNR''). The Company owned a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS'') that was accounted for as an equity method investment. During the three months ended September 30, 2021, QVC sold its interest in CNRS which resulted in an immaterial loss for the three and nine months ended September 30, 2021 recorded in equity in (losses) earnings of investee in the condensed consolidated statements of operations.
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
On December 31, 2018, QVC entered into the Fourth Amended and Restated Credit Agreement that provides for a $2.95 billion revolving credit facility as explained further in note 5. The Fourth Amended and Restated Credit Agreement includes a $400 million tranche that may be borrowed by QVC or Zulily. Under the terms of the Fourth Amended and Restated Credit Agreement, QVC and Zulily are jointly and severally liable for all amounts borrowed on the $400 million tranche. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of Zulily. As of September 30, 2021, there was $120 million borrowed by Zulily on the $400 million tranche of the Fourth Amended and Restated Credit Agreement, none of which the Company expects to repay on behalf of Zulily.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
During each of the nine months ended September 30, 2021 and 2020, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. QVC allocated expenses of $6 million to Zulily for each of the nine months ended September 30, 2021 and 2020. Zulily allocated expenses of $6 million and $8 million to QVC for the nine months ended September 30, 2021 and 2020, respectively.
In September 2020, QVC and Zulily executed a Master Promissory Note ("Promissory Note") whereby Zulily may borrow up to $100 million at a variable interest rate equal to the London Interbank Offered Rate ("LIBOR") rate plus an applicable margin rate. The Promissory Note matures in September 2030. There were no borrowings on the Promissory Note as of September 30, 2021 and December 31, 2020.
During each of the nine months ended September 30, 2021 and 2020, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $16 million and $18 million to CBI for the nine months ended September 30, 2021 and 2020, respectively. CBI allocated expenses of $1 million to QVC for each of the nine months ended September 30, 2021 and 2020.
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

On December 30, 2020, the Company and Liberty Interactive LLC ("LIC") completed an internal realignment of the Company's global finance structure that resulted in a common control transaction with Qurate Retail. As part of the common control transaction, LIC issued a promissory note (“LIC Note”) to the Company with an initial face amount of $1.8 billion, a stated interest rate of 0.48% and a maturity of December 29, 2029. Interest on the LIC Note is to be paid annually beginning on December 29, 2021. QVC recorded $2 million and $6 million of related party interest income for the three and nine months ended September 30, 2021, respectively, included in interest expense, net in the consolidated statement of operations.

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(2) Television Distribution Rights, Net
Television distribution rights consisted of the following:

(in millions)	September 30, 2021	December 31, 2020
Television distribution rights	$823	814
Less accumulated amortization	(654)	(751)
Television distribution rights, net	$169	63
The Company recorded amortization expense of $32 million and $33 million for the three months ended September 30, 2021 and 2020, respectively, related to television distribution rights. For the nine months ended September 30, 2021 and 2020, amortization expense for television distribution rights was $80 million and $102 million, respectively.
As of September 30, 2021, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2021	$30
2022	108
2023	26
2024	4
2025	1

(3) Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2021 were as follows:

(in millions)	QxH	QVC-International	Total
Balance as of December 31, 2020	$5,112	922	6,034
Exchange rate fluctuations	—	(46)	(46)
Balance as of September 30, 2021	$5,112	876	5,988
Other intangible assets consisted of the following:

	September 30, 2021			December 31, 2020
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$1,002	(721)	281	952	(663)	289
Affiliate and customer relationships	2,836	(2,590)	246	2,845	(2,564)	281
Debt origination fees	10	(6)	4	10	(4)	6
Trademarks (indefinite life)	2,878	—	2,878	2,878	—	2,878
	$6,726	(3,317)	3,409	6,685	(3,231)	3,454
The Company recorded amortization expense of $42 million and $36 million for the three months ended September 30, 2021 and 2020, respectively, related to other intangible assets. For the nine months ended September 30, 2021 and 2020, amortization expense for other intangible assets was $120 million and $111 million, respectively.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
As of September 30, 2021, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2021	$47
2022	169
2023	135
2024	86
2025	47

(4) Accrued Liabilities
Accrued liabilities consisted of the following:

(in millions)	September 30, 2021	December 31, 2020
Accounts payable non-trade	$271	408
Allowance for sales returns	186	267
Accrued compensation and benefits	147	214
Other	279	413
	$883	1,302

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(5) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following:

(in millions)	September 30, 2021	December 31, 2020
3.5% Exchangeable Senior Debentures due 2031	$549	393
4.375% Senior Secured Notes due 2023, net of original issue discount	750	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	600
4.45% Senior Secured Notes due 2025, net of original issue discount	599	599
4.75% Senior Secured Notes due 2027	575	575
4.375% Senior Secured Notes due 2028	500	500
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
6.375% Senior Secured Notes due 2067	225	225
6.25% Senior Secured Notes due 2068	500	500
Finance lease obligations (note 6)	163	168
Less debt issuance costs, net	(45)	(50)
Total debt and finance lease obligations	5,115	4,959
Less current portion	(567)	(410)
Long-term portion of debt and finance lease obligations	$4,548	4,549
Exchangeable Senior Debentures
The Company has elected to account for its Motorola Solutions, Inc. 3.5% Exchangeable Senior Debentures Due 2031 (the “MSI Exchangeables”) using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as (losses) gains on financial instruments in the statements of operations and in other comprehensive income as it relates to instrument specific credit risk on the consolidated statements of comprehensive income. The Company has classified for financial reporting purposes the MSI Exchangeables as a current liability as the MSI Exchangeables are exchangeable at the option of the holder at any time. Although we do not own underlying shares, the Company has entered into certain derivative transactions in order to hedge against upward price fluctuations on certain shares. Such derivative instruments are recognized in the other current assets line item in the condensed consolidated balance sheets, and are marked to fair value each reporting period. The changes in fair value are recognized in (losses) gains on financial instruments in the condensed statement of operations.

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
QVC had $2.81 billion available under the terms of the Fourth Amended and Restated Credit Agreement as of September 30, 2021, including the portion available under the $400 million tranche that Zulily may also borrow on.
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
Interest Rate Swap Arrangements
In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of $2 million and $3 million as of September 30, 2021 and December 31, 2020, respectively. The swap arrangement was included in accrued liabilities and other long-term liabilities as of September 30, 2021 and December 31, 2020, respectively.
Changes in the fair value of the swaps are reflected in (losses) gains on financial instruments in the condensed consolidated statements of operations.

Other Debt Related Information
QVC was in compliance with all of its debt covenants as of September 30, 2021.
The weighted average interest rate applicable to all of the outstanding debt (excluding finance leases) prior to amortization of bond discounts and related debt issuance costs was 4.9% as of September 30, 2021.

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
The components of lease cost for the three and nine months ended September 30, 2021 and 2020, were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Finance lease cost
Depreciation of leased assets	$4	5	14	15
Interest on lease liabilities	2	2	6	6
Total finance lease cost	6	7	20	21
Operating lease cost	10	9	30	29
Total lease cost	$16	16	50	50
The remaining weighted-average lease term and the weighted-average discount rate were as follows:

September 30, 2021
Weighted-average remaining lease term (years):
Finance leases	7.9
Operating leases	10.7
Weighted-average discount rate:
Finance leases	5.1%
Operating leases	6.0%

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
Supplemental balance sheet information related to leases was as follows:

(in millions)	September 30, 2021	December 31, 2020
Operating Leases:
Operating lease right-of-use assets	$206	221
Accrued liabilities	$24	25
Other long-term liabilities	181	195
Total operating lease liabilities	$205	220
Finance Leases:
Property and equipment	$281	278
Accumulated depreciation	(149)	(141)
Property and equipment, net	$132	137
Current portion of debt and finance lease obligations	$18	18
Long-term portion of debt and finance lease obligations	145	150
Total finance lease liabilities	$163	168
Supplemental cash flow information related to leases was as follows:

	Nine months ended September 30,
(in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29	33
Operating cash flows from finance leases	6	6
Financing cash flows from finance leases	13	14
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	6	22
Finance leases	$11	—
Future payments under noncancelable operating leases and finance leases with initial terms of one year or more as of September 30, 2021 consisted of the following:

(in millions)	Finance leases	Operating leases	Total leases
Remainder of 2021	$6	9	15
2022	28	35	63
2023	27	28	55
2024	26	25	51
2025	24	21	45
Thereafter	90	167	257
Total lease payments	201	285	486
Less: imputed interest	(38)	(80)	(118)
Total lease liabilities	$163	205	368

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(7) Revenue

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended September 30, 2021			Nine months ended September 30, 2021
(in millions)	QxH	QVC-International	Total	QxH	QVC-International	Total
Home	$679	272	951	2,229	905	3,134
Beauty	279	164	443	859	521	1,380
Apparel	336	119	455	985	372	1,357
Accessories	210	62	272	720	199	919
Electronics	171	24	195	539	89	628
Jewelry	95	55	150	269	169	438
Other revenue	43	3	46	137	9	146
Total net revenue	$1,813	699	2,512	5,738	2,264	8,002

	Three months ended September 30, 2020			Nine months ended September 30, 2020
(in millions)	QxH	QVC-International	Total	QxH	QVC-International	Total
Home	$819	286	1,105	2,303	829	3,132
Beauty	297	168	465	910	499	1,409
Apparel	312	115	427	913	316	1,229
Accessories	219	67	286	676	188	864
Electronics	197	25	222	588	78	666
Jewelry	93	59	152	273	155	428
Other revenue	43	3	46	119	6	125
Total net revenue	$1,980	723	2,703	5,782	2,071	7,853

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
For the three months ended September 30, 2021 and 2020, the Company recorded a tax provision of $85 million and $80 million, respectively, which represented an effective tax rate of 34.7% and 28.2%, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded a tax provision of $266 million and $232 million, respectively, which represented an effective tax rate of 28.9% for both periods. The 2021 rate differs from the U.S. federal income tax rate of 21% due to state and foreign tax expenses and increases in valuation allowances. The 2021 effective tax rate has increased from the prior year for the three months ended September 30, 2021 primarily due to increases in permanent differences and increases in valuation allowances.

The Company participates in a consolidated federal return filing with Qurate Retail. As of September 30, 2021, the Company's tax years through 2016 are closed for federal income tax purposes, and the Internal Revenue Service ("IRS") has completed its examination of the Company's 2017, 2018 and 2019 tax years. The Company's 2020 and 2021 tax years are being examined currently as part of the Qurate Retail consolidated return under the IRS's Compliance Assurance Process program. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of September 30, 2021, the Company was under examination in Pennsylvania, New York City, the U.K. and Japan.

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
The amounts of the tax-related (receivable) payable (from) due to Qurate Retail as of September 30, 2021 and December 31, 2020 were $(9) million and $47 million, respectively, and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.

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
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at September 30, 2021 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$150	150	—	—
Financial instrument asset (note 5)	92	—	92	—
Current liabilities:
Debt (note 5)	549	—	549	—
Interest rate swap arrangements (note 5)	2	—	2	—
Long-term liabilities:
Debt (note 5)	4,699	749	3,950	—

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
For the three and nine months ended September 30, 2021 and 2020, QVC identified QxH and QVC-International as its two reportable segments. Both operating segments are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the Internet and mobile applications in certain markets.
Performance measures

	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QxH	$1,813	325	1,980	380	5,738	1,065	5,782	1,061
QVC-International	699	115	723	132	2,264	402	2,071	348
Consolidated QVC	$2,512	440	2,703	512	8,002	1,467	7,853	1,409
Other information

	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QxH	$24	70	31	66	74	190	89	204
QVC-International	13	4	14	3	41	10	42	9
Consolidated QVC	$37	74	45	69	115	200	131	213

	September 30, 2021
(in millions)	Total assets	Capital expenditures	Property and equipment, net
QxH	$14,073	124	720
QVC-International	2,267	21	366
Consolidated QVC	$16,340	145	1,086

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
The following table provides a reconciliation of Adjusted OIBDA to operating income and income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Adjusted OIBDA	$440	512	1,467	1,409
Stock-based compensation	(13)	(10)	(33)	(26)
Depreciation and amortization	(111)	(114)	(315)	(344)
Operating income	316	388	1,119	1,039
Equity in (losses) earnings of investee	(2)	1	(2)	(1)
(Losses) gains on financial instruments	(5)	1	(8)	(3)
Interest expense, net	(64)	(65)	(192)	(194)
Foreign currency gain (loss)	—	1	(4)	3
Loss on extinguishment of debt	—	(42)	—	(42)
Other income	—	—	8	—
Income before income taxes	$245	284	921	802

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(12) Other Comprehensive Income
The change in the component of accumulated other comprehensive loss, net of taxes ("AOCL"), is summarized as follows:

(in millions)	Comprehensive earnings attributable to debt credit risk adjustments	Foreign currency translation adjustments	AOCL
Balance at January 1, 2021	$16	(33)	(17)
Other comprehensive income attributable to QVC, Inc. stockholder	(19)	(82)	(101)
Balance at September 30, 2021	(3)	(115)	(118)

Balance at January 1, 2020	$—	(144)	(144)
Other comprehensive loss attributable to QVC, Inc. stockholder	—	41	41
Balance at September 30, 2020	—	(103)	(103)
The component of other comprehensive income is reflected in QVC's condensed consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive loss:

(in millions)	Before-tax amount	Tax benefit (expense)	Net-of-tax amount
Three months ended September 30, 2021
Foreign currency translation adjustments	$(27)	(1)	(28)
Debt credit risk adjustment	(7)	—	(7)
Other comprehensive income	(34)	(1)	(35)

Three months ended September 30, 2020
Foreign currency translation adjustments	$50	(1)	49
Other comprehensive income	50	(1)	49

Nine months ended September 30, 2021
Foreign currency translation adjustments	$(89)	(3)	(92)
Debt credit risk adjustment	(19)	—	(19)
Other comprehensive income	(108)	(3)	(111)

Nine months ended September 30, 2020
Foreign currency translation adjustments	$48	(3)	45
Other comprehensive loss	48	(3)	45

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(13) Subsequent Events

Senior Secured Credit Facility
On October 27, 2021, QVC amended and restated the Fourth Amended and Restated Credit Agreement (as amended and restated, the “Fifth Amended and Restated Credit Agreement”) and refinanced QVC’s existing bank credit facility by entering into a fifth amended and restated agreement with QVC, Zulily, CBI, and QVC Global Corporate Holdings, LLC (“QVC Global”), each a direct or indirect wholly owned subsidiary of Qurate Retail, as borrowers (QVC, Zulily, CBI and QVC Global, collectively, the “New Borrowers”), JPMorgan Chase Bank, N.A., as administrative agent, and the other parties named therein.
The Fifth Amended and Restated Credit Agreement is a multi-currency facility providing for a $3.25 billion revolving credit facility (the “New Credit Facility”), with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. As of October 27, 2021, $220 million was drawn under the New Credit Facility ($120 million drawn by Zulily and $100 million drawn by QVC Global) and $3.01 billion remained available for borrowing under the terms of the Fifth Amended and Restated Credit Agreement.
The New Credit Facility may be borrowed by any New Borrower, with each New Borrower jointly and severally liable for the outstanding borrowings. Borrowings under the Fifth Amended and Restated Credit Agreement bear interest at either the alternate base rate (such rate, the “ABR Rate”) or a LIBOR-based rate (or the applicable non-U.S. Dollar equivalent rate) (such rate, the “Term Benchmark/RFR Rate”) at the applicable New Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the New Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the New Borrowers’ consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if Zulily, CBI, QVC Global or any other borrower under the New Credit Facility (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid on the New Credit Facility may be reborrowed.
The loans under the New Credit Facility are scheduled to mature on October 27, 2026. Payment of the loans may be accelerated following certain customary events of default.
The payment and performance of the New Borrowers’ obligations under the Fifth Amended and Restated Credit Agreement are guaranteed by each of QVC’s, QVC Global’s, Zulily’s and CBI’s Material Domestic Subsidiaries (as defined in the Fifth Amended and Restated Credit Agreement), if any, and certain other subsidiaries of any New Borrower that such New Borrower has chosen to provide guarantees. Further, the borrowings under the Fifth Amended and Restated Credit Agreement are secured, pari passu with QVC’s existing notes, by a pledge of all of QVC’s equity interests. The borrowings under the Fifth Amended and Restated Credit Agreement are also secured by a pledge of all of Zulily’s and CBI’s equity interests.
The Fifth Amended and Restated Credit Agreement contains certain affirmative and negative covenants, including certain restrictions on the New Borrowers and each of their respective restricted subsidiaries (subject to certain exceptions) with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; dissolving, consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; restricting subsidiary distributions; and limiting the New Borrowers’ consolidated leverage ratio.
Borrowings under the Fifth Amended and Restated Credit Agreement may be used to repay outstanding indebtedness, pay certain fees and expenses, finance working capital needs and general purposes of the New Borrowers and their respective subsidiaries and make certain restricted payments and loans to the New Borrowers’ respective parents and affiliates.
Exchangeable Senior Debentures
In December 2020, as part of the internal realignment of the Company's global finance structure referred to above, QVC Global, a subsidiary of QVC, became the primary co-obligor of the MSI Exchangeables, exchangeable for common stock of Motorola Solutions, Inc. (“MSI common stock”), and acquired all of the rights and liabilities associated with certain related

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
hedges. On October 27, 2021, a notice was issued to all holders to redeem any and all outstanding MSI Exchangeables on December 13, 2021 that were not previously properly surrendered for exchange. QVC anticipates that the redemption or exchange of all outstanding MSI Exchangeables and unwinding of related hedges will result in taxable income to QVC. After giving effect to deductions and credits for tax purposes, QVC expects the associated income tax liability to be approximately $105 million, assuming the MSI Exchangeables are retired and the related hedges are unwound at the trading price of the MSI Exchangeables and the closing price per share of the MSI common stock, respectively, as of October 27, 2021. Pursuant to the terms of the Tax Agreement with Qurate Retail, QVC must pay Qurate Retail an amount equal to the tax liability that QVC and its subsidiaries would have if they were to file as a consolidated or combined group separate and apart from Qurate Retail, with exceptions for the treatment and timing of certain tax items. The amount QVC is required to pay Qurate Retail in respect of the 2021 tax year under this agreement will be increased by the income tax liability incurred by QVC in connection with the retirement of the MSI Exchangeables and unwinding of related hedges.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; the novel coronavirus ("COVID-19"); the redemption or exchange of the MSI Exchangeables (as defined below), including the related tax liability; capital expenditures; revenue growth; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; repayment of debt; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:
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

The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. QVC-Japan paid dividends to Mitsui of $46 million during each of the nine months ended September 30, 2021 and 2020.

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

On December 31, 2018, QVC entered into the Fourth Amended and Restated Credit Agreement that provided for a $2.95 billion revolving credit facility as explained further in note 5 of the accompanying notes to the condensed consolidated financial statements. The Fourth Amended and Restated Credit Agreement included a $400 million tranche that could be borrowed by QVC or Zulily. Under the terms of the Fourth Amended and Restated Credit Agreement, QVC and Zulily were jointly and severally liable for all amounts borrowed on the $400 million tranche. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC would record a liability for amounts it had borrowed under the credit facility plus any additional amount it expected to repay on behalf of Zulily. As of September 30, 2021, there was $120 million borrowed by Zulily on the $400 million tranche of the Fourth Amended and Restated Credit Agreement, none of which the Company expected to repay on behalf of Zulily. On October 27, 2021, QVC entered into the Fifth Amended and Restated Credit Agreement (as defined and explained further below under Part I, Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Financial Position, Liquidity and Capital Resources -- Senior Secured Credit Facility").
During each of the nine months ended September 30, 2021 and 2020, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. QVC allocated expenses of $6 million to Zulily for each of the nine months ended September 30, 2021 and 2020. Zulily allocated expenses of $6 million and $8 million to QVC for the nine months ended September 30, 2021 and 2020, respectively.

In September 2020, QVC and Zulily executed a Master Promissory Note ("Promissory Note") whereby Zulily may borrow up to $100 million at a variable interest rate equal to the London Interbank Offered Rate ("LIBOR") rate plus an applicable margin rate. The Promissory Note matures in September 2030. There were no borrowings on the Promissory Note as of September 30, 2021 and December 31, 2020.
During each of the nine months ended September 30, 2021 and 2020, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $16 million and $18 million to CBI for the nine months ended September 30, 2021 and 2020, respectively. CBI allocated expenses of $1 million to QVC for each of the nine months ended September 30, 2021 and 2020.

On July 12, 2021, the compensation committee of the board of directors of Qurate Retail approved Qurate Retail’s entry into an employment agreement with David Rawlinson II, effective July 12, 2021. Effective August 1, 2021, Mr. Rawlinson began to serve as President and Chief Executive Officer-Elect of Qurate Retail, with Mr. George continuing as Chief Executive Officer, and effective October 1, 2021, Mr. Rawlinson began to serve as President and Chief Executive Officer of Qurate Retail, with Mr. George assuming the role of Senior Advisor. Mr. Rawlinson concurrently assumed the same positions with QVC. Mr. George will resign from the board of directors effective January 1, 2022, at which time Mr. Rawlinson is expected to join Qurate Retail's board of directors. With respect to his roles at Qurate Retail and QVC, Mr. George stepped down as President effective August 1, 2021 and Chief Executive Officer effective October 1, 2021.

In December 2020, QVC Global Corporate Holdings, LLC (“QVC Global”), a subsidiary of QVC, became the primary co-obligor of the 3.5% Exchangeable Senior Debentures due 2031 (the “MSI Exchangeables”) exchangeable for common stock of Motorola Solutions, Inc. (“MSI common stock”) and acquired all of the rights and liabilities associated with certain related hedges. On October 27, 2021, a notice was issued to all holders to redeem any and all outstanding MSI Exchangeables on

December 13, 2021 that were not previously properly surrendered for exchange. The redemption in full of the MSI Exchangeables is expected to be funded with borrowings under our senior secured credit facility, amounts received upon termination of certain related derivative transactions and cash on hand. Any exchanges of the MSI Exchangeables will be settled using shares of MSI common stock acquired in a forward purchase transaction and cash in lieu of a fractional share. QVC anticipates that the redemption or exchange of all outstanding MSI Exchangeables and unwinding of related hedges will result in taxable income to QVC. After giving effect to deductions and credits for tax purposes, QVC expects the associated income tax liability to be approximately $105 million, assuming the MSI Exchangeables are retired and the related hedges are unwound at the trading price of the MSI Exchangeables and the closing price per share of the MSI common stock, respectively, as of October 27, 2021. Pursuant to the terms of a Tax Liability Allocation and Indemnification agreement with Qurate Retail, QVC must pay Qurate Retail an amount equal to the tax liability that QVC and its subsidiaries would have if they were to file as a consolidated or combined group separate and apart from Qurate Retail, with exceptions for the treatment and timing of certain tax items. The amount QVC is required to pay Qurate Retail in respect of the 2021 tax year under this agreement will be increased by the income tax liability incurred by QVC in connection with the retirement of the MSI Exchangeables and unwinding of related hedges.

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

As a result of COVID-19, for the three and nine months ended September 30, 2020, management had increased the amounts of certain estimated reserves including, but not limited to, uncollectible receivables in anticipation of higher defaults by customers billed through our installment payment option, inventory obsolescence due to decreased demand for certain categories, such as apparel, and sales returns due to our extended return policy. There were no remaining estimated reserves as of December 31, 2020 and September 30, 2021 as a direct result of COVID-19.

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

Beginning in the second quarter of 2021, the Company saw increased product shortages as a result of high market demand in some product categories such as home and electronics. We also experienced escalating shipping disruptions due to challenges in the global supply chain and labor market. These factors impacted our ability to offer certain goods and ship orders timely to our customers. In addition, the Company began to see increased inflationary pressures during the period. If these pressures persist, it may result in certain increased costs outpacing our pricing power in the near term.

Results of Operations
QVC's operating results were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Net revenue	$2,512	2,703	8,002	7,853
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,617	1,722	5,130	5,041
Operating	183	184	565	548
Selling, general and administrative, excluding stock-based compensation	272	285	840	855
Adjusted OIBDA (defined below)	440	512	1,467	1,409
Stock-based compensation	13	10	33	26
Depreciation	37	45	115	131
Amortization	74	69	200	213
Operating income	316	388	1,119	1,039
Other (expense) income:
Equity in (losses) earnings of investee	(2)	1	(2)	(1)
(Losses) gains on financial instruments	(5)	1	(8)	(3)
Interest expense, net	(64)	(65)	(192)	(194)
Foreign currency gain (loss)	—	1	(4)	3
Loss on extinguishment of debt	—	(42)	—	(42)
Other income	—	—	8	—
	(71)	(104)	(198)	(237)
Income before income taxes	245	284	921	802
Income tax expense	(85)	(80)	(266)	(232)
Net income	160	204	655	570
Less net income attributable to the noncontrolling interest	(15)	(15)	(48)	(41)
Net income attributable to QVC, Inc. stockholder	$145	189	607	529
Net revenue
Net revenue by segment was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
QxH	$1,813	1,980	5,738	5,782
QVC-International	699	723	2,264	2,071
Consolidated QVC	$2,512	2,703	8,002	7,853
QVC's consolidated net revenue decreased 7.1% and increased 1.9% for the three and nine months ended September 30, 2021, respectively, as compared to the corresponding periods in the prior year. The three month decrease in net revenue is primarily due to an 8.2% decrease in units shipped and a $29 million decrease in shipping and handling revenue, which was partially offset by a 1.5% increase in average selling price per unit ("ASP"), primarily driven by QxH and QVC-Japan, and a $34 million decrease in estimated product returns primarily driven by QxH. The nine month increase in net revenue is primarily due to a 0.8% increase in units shipped, a $74 million decrease in estimated product returns primarily driven by QxH and $92 million in favorable foreign exchange rates, which was partially offset by a 1% decline in ASP, primarily driven by QxH, and a $15 million decrease in shipping and handling revenue.

During the three and nine months ended September 30, 2021 and 2020, the changes in revenue and expenses were affected by changes in the exchange rates for the U.K. Pound Sterling, the Euro and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
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
The percentage change in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	(8.4)%	—%	(8.4)%	(0.8)%	—%	(0.8)%
QVC-International	(3.3)%	0.4%	(3.7)%	9.3%	4.4%	4.9%
QxH net revenue decline for the three months ended September 30, 2021 was primarily due to a 9.4% decrease in units shipped and a $25 million decrease in shipping and handling revenue, which was partially offset by a 1.3% increase in ASP and a $29 million decrease in estimated product returns. For the three months ended September 30, 2021, QxH experienced shipped sales declines in home, electronics, beauty and accessories with growth in all other categories. For the nine months ended September 30, 2021, QxH net revenue decreased due to a 2.5% decline in ASP and a $14 million decrease in shipping and handling revenue partially offset by a $68 million decrease in estimated product returns and a 0.7% increase in units shipped. For the nine months ended September 30, 2021, QxH experienced shipped sales growth in apparel and accessories with declines in all other categories. The decrease in estimated product returns for the three months ended September 30, 2021 was primarily due to a decrease in sales volume. The decrease in estimated product returns for the nine months ended September 30, 2021 was primarily driven by lower return rates across all categories.

QVC-International net revenue decline in constant currency for the three months ended September 30, 2021 was primarily due to a 5.3% decrease in units shipped driven by decreases in units shipped across all markets, partially offset by a 2.1% increase in ASP, driven by ASP increases in Japan and the U.K. For the three months ended September 30, 2021, QVC-International experienced shipped sales decline in constant currency across all categories except apparel. QVC-International net revenue growth in constant currency for the nine months ended September 30, 2021 was primarily due to a 3.0% increase in ASP, driven by ASP increases across all markets except Germany, and a 0.9% increase in units shipped, driven by increases in units shipped in Germany and Japan. For the nine months ended September 30, 2021, QVC-International experienced shipped sales growth in constant currency across all product categories.
Cost of goods sold (excluding depreciation and amortization)
QVC's cost of goods sold as a percentage of net revenue was 64.4% and 64.1% for the three and nine months ended September 30, 2021, respectively, compared to 63.7% and 64.2% for the three and nine months ended September 30, 2020, respectively. The increase in cost of goods sold as a percentage of revenue for the three months ended September 30, 2021 is primarily due to increased warehouse expenses driven by higher wages at QxH, increased freight costs and lower shipping and handling revenue at QxH. These increases were partially offset by decreased obsolescence as a result of less aged inventory at QxH. The decrease in cost of goods sold as a percentage of revenue for the nine months ended September 30, 2021 is primarily due to decreased obsolescence as a result of less aged inventory at QxH, and favorable estimated product returns at QxH. These decreases were partially offset by increased freight charges and warehouse expenses at QxH and lower shipping and handling revenue at QxH. Product margin for the three and nine months ended September 30, 2021 was flat due to margin favorability primarily in Japan offset by margin pressure at QxH.

Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses decreased $1 million for the three months ended September 30, 2021 and increased $17 million for the nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020. The nine month increase is primarily due to a $9 million increase in customer service expenses primarily at QxH and a $5 million increase due to unfavorable exchange rates. As a percentage of net revenue, such expenses were 7.3% and 7.1% for the three and nine months ended September 30, 2021, respectively, and were 6.8% and 7.0% for the three and nine months ended September 30, 2020, respectively.

Selling, general and administrative expenses (excluding stock-based compensation)
QVC's selling, general, and administrative expenses (excluding stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, and marketing and advertising expenses. Such expenses decreased $13 million and $15 million for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, respectively. As a percentage of net revenue, such expenses were 10.8% and 10.5% for the three and nine months ended September 30, 2021, respectively, and were 10.5% and 10.9% for the three and nine months ended September 30, 2020, respectively.
For the three months ended September 30, 2021, there was a $29 million decrease in personnel costs, primarily at QxH. This decrease was partially offset by an $11 million increase in online marketing, primarily at QxH, and a $3 million increase in credit losses due to favorable adjustments in the prior year based on actual collections and the release of the credit loss reserve that was recorded as a result of the additional risk due to COVID-19. For the nine months ended September 30, 2021, the decrease was primarily due to a $43 million decrease in credit losses and a $34 million decrease in personnel costs both primarily at QxH. These decreases were partially offset by a $48 million increase in online marketing primarily at QxH and a $13 million increase due to unfavorable exchange rates. The decrease to estimated credit losses for the nine months ended September 30, 2021 was due to favorable adjustments based on actual collections and enhanced risk screening. The decrease related to personnel costs for the three and nine months ended September 30, 2021 was primarily due to a decrease in incentive pay for 2021 in addition to severance and a work from home allowance as a result of COVID-19, which were both recorded in the second quarter of 2020.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $13 million and $33 million of stock-based compensation expense for the three and nine months ended September 30, 2021, respectively, and recorded $10 million and $26 million of stock-based compensation expense for the three and nine months ended September 30, 2020, respectively. The increase in stock compensation expense for the nine months ended September 30, 2021 is primarily related to certain officers not reaching performance targets for restricted stock units for the nine months ended September 30, 2020.

Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Affiliate agreements	$—	1	—	2
Customer relationships	12	13	35	38
Other technology	3	3	11	10
Acquisition related amortization	15	17	46	50
Property and equipment	37	45	115	131
Software amortization	27	20	74	63
Channel placement amortization and related expenses	32	32	80	100
Total depreciation and amortization	$111	114	315	344
The decrease in property and equipment depreciation for the three and nine months ended September 30, 2021 is due to the sale of fixed assets. The increase in software amortization for the three and nine months ended September, 30 2021 is due to software additions. The decrease in channel placement amortization and related expenses for the nine months ended September 30, 2021 was due to certain channel placement agreements becoming fully amortized.
Equity in (losses) earnings of investee
Prior to September 2021, the Company had a joint venture with CNR Media Group, a limited liability company owned by China National Radio (''CNR''). The Company owned a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS'') that was accounted for as an equity method investment. During the three months ended September 30, 2021, QVC sold its interest in CNRS which resulted in an immaterial loss for the three and nine months ended September 30, 2021 recorded in equity in (losses) earnings of investee in the accompanying condensed consolidated statements of operations.
Interest expense, net
For the three and nine months ended September 30, 2021, consolidated interest expense, net decreased $1 million and $2 million, respectively, as compared to the corresponding periods in the prior year.
Foreign currency gain (loss)
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2021, the change in foreign currency gain (loss) was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.
Income taxes
Our effective tax rate was 34.7% and 28.9% for the three and nine months ended September 30, 2021, respectively, compared to an effective tax rate of 28.2% and 28.9% for the three and nine months ended September 30, 2020, respectively. The 2021 rate differs from the U.S. federal income tax rate of 21% due to state and foreign tax expenses and increases in valuation allowances. The 2021 effective tax rate has increased from the prior year for the three months ended September 30, 2021 primarily due to increases in permanent differences and increases in valuation allowances.

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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Operating income	$316	388	1,119	1,039
Depreciation and amortization	111	114	315	344
Stock-based compensation	13	10	33	26
Adjusted OIBDA	$440	512	1,467	1,409

QVC Adjusted OIBDA decreased by $72 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease is comprised of a $17 million decrease in QVC-International and a $55 million decrease in QxH.
QVC Adjusted OIBDA increased by $58 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase is comprised of a $54 million increase in QVC-International and a $4 million increase in QxH.
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
As of September 30, 2021, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.

Exchangeable Senior Debentures
The Company has elected to account for the MSI Exchangeables using the fair value option. Accordingly, changes in the fair value of these instruments are recognized as (losses) gains on financial instruments in the accompanying statements of operations and in other comprehensive income as it relates to instrument specific credit risk on the accompanying consolidated statements of comprehensive income. The Company has classified for financial reporting purposes the MSI Exchangeables as a current liability as the MSI Exchangeables are exchangeable at the option of the holder at any time. Prior to September 30, 2021, the Company had entered into certain derivative transactions in order to hedge against upward price fluctuations on certain shares. Such derivative instruments have been recognized in the other current assets line item in the condensed consolidated balance sheets, and are marked to fair value each reporting period. The changes in fair value are recognized in (losses) gains on financial instruments in the condensed statement of operations. On October 27, 2021, a notice was issued to all holders to redeem any and all outstanding MSI Exchangeables on December 13, 2021 that were not previously properly surrendered for exchange. Please see Part I, Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview.” The Company terminated such derivative transactions in October 2021 and entered into a forward purchase transaction to acquire shares that will be used to settle any exchanges of the MSI Exchangeables.
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

Senior Secured Credit Facility
On October 27, 2021, QVC amended and restated the Fourth Amended and Restated Credit Agreement (as amended and restated, the “Fifth Amended and Restated Credit Agreement”) and refinanced QVC’s existing bank credit facility by entering into a fifth amended and restated agreement with QVC, Zulily, CBI, and QVC Global, each a direct or indirect wholly owned subsidiary of Qurate Retail, as borrowers (QVC, Zulily, CBI and QVC Global, collectively, the “New Borrowers”), JPMorgan Chase Bank, N.A., as administrative agent, and the other parties named therein.
The Fifth Amended and Restated Credit Agreement is a multi-currency facility providing for a $3.25 billion revolving credit facility (the “New Credit Facility”), with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. As of October 27, 2021, $220 million was drawn under the New Credit Facility ($120 million drawn by Zulily and $100 million drawn by QVC Global) and $3.01 billion remained available for borrowing under the terms of the Fifth Amended and Restated Credit Agreement.
The New Credit Facility may be borrowed by any New Borrower, with each New Borrower jointly and severally liable for the outstanding borrowings. Borrowings under the Fifth Amended and Restated Credit Agreement bear interest at either the alternate base rate (such rate, the “ABR Rate”) or a LIBOR-based rate (or the applicable non-U.S. Dollar equivalent rate) (such rate, the “Term Benchmark/RFR Rate”) at the applicable New Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the New Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the New Borrowers’ consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if Zulily, CBI, QVC Global or any other borrower under the New Credit Facility (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid on the New Credit Facility may be reborrowed.
The loans under the New Credit Facility are scheduled to mature on October 27, 2026. Payment of the loans may be accelerated following certain customary events of default.
The payment and performance of the New Borrowers’ obligations under the Fifth Amended and Restated Credit Agreement are guaranteed by each of QVC’s, QVC Global’s, Zulily’s and CBI’s Material Domestic Subsidiaries (as defined in the Fifth Amended and Restated Credit Agreement), if any, and certain other subsidiaries of any New Borrower that such New

Borrower has chosen to provide guarantees. Further, the borrowings under the Fifth Amended and Restated Credit Agreement are secured, pari passu with QVC’s existing notes, by a pledge of all of QVC’s equity interests. The borrowings under the Fifth Amended and Restated Credit Agreement are also secured by a pledge of all of Zulily’s and CBI’s equity interests.
The Fifth Amended and Restated Credit Agreement contains certain affirmative and negative covenants, including certain restrictions on the New Borrowers and each of their respective restricted subsidiaries (subject to certain exceptions) with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; dissolving, consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; restricting subsidiary distributions; and limiting the New Borrowers’ consolidated leverage ratio.
Borrowings under the Fifth Amended and Restated Credit Agreement may be used to repay outstanding indebtedness, pay certain fees and expenses, finance working capital needs and general purposes of the New Borrowers and their respective subsidiaries and make certain restricted payments and loans to the New Borrowers’ respective parents and affiliates.
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

Summarized financial information for the year-to-date interim period and the most recent annual period was as follows:

Combined Parent-QVC, Inc. and Subsidiary Guarantors
September 30, 2021
Current assets	$2,616
Intercompany receivable from non-guarantor subsidiaries	(2,963)
Note receivable - related party	1,825
Noncurrent assets	9,163
Current liabilities	1,838
Noncurrent liabilities	5,284

Combined Parent-QVC, Inc. and Subsidiary Guarantors
December 31, 2020
Current assets	$2,394
Intercompany receivable from non-guarantor subsidiaries	(2,501)
Note receivable - related party	1,825
Noncurrent assets	11,118
Current liabilities	2,152
Noncurrent liabilities	5,286

Combined Parent-QVC, Inc. and Subsidiary Guarantors
Nine months ended September 30, 2021
Net revenue	$6,442
Net revenue less cost of goods sold	2,907
Income before taxes	549
Net income	655
Net income attributable to QVC, Inc. Stockholder	607

Combined Parent-QVC, Inc. and Subsidiary Guarantors
Year ended December 31, 2020
Net revenue	$9,631
Net revenue less cost of goods sold	4,066
Income before taxes	945
Net income	910
Net income attributable to QVC, Inc. Stockholder	852
Other Debt Related Information
QVC was in compliance with all of its debt covenants as of September 30, 2021.
There are no restrictions under the debt agreements on QVC's ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or the Fifth Amended and Restated Credit Agreement and (i) with respect to QVC’s senior secured notes, QVC's consolidated leverage ratio would be no greater than 3.5 to 1.0 and (ii) with respect to the Fifth Amended and Restated Credit Agreement, the consolidated leverage ratio for QVC, QVC Global, Zulily and CBI, would be no greater than 4.5 to 1.0. As a result, Qurate Retail will, in many instances, be permitted to rely on QVC's cash flow for servicing Qurate Retail's debt and for other purposes, including repurchases of Qurate Retail's common stock, paying dividends to Qurate Retail's shareholders, including quarterly cash dividends to holders of Qurate Retail's Series A Cumulative Redeemable Preferred Stock (Nasdaq: QRTEP), or to fund acquisitions or other operational requirements of Qurate Retail and its subsidiaries. These events may increase accumulated deficit or require QVC to borrow under the Fifth Amended and Restated Credit Agreement, increasing QVC's leverage and decreasing liquidity. QVC has made significant distributions to Qurate Retail in the past.

Interest Rate Swap Arrangements
In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of $2 million and $3 million as of September 30, 2021 and December 31, 2020, respectively. The swap arrangement was included in accrued liabilities and other long-term liabilities as of September 30, 2021 and December 31, 2020, respectively.
Additional Cash Flow Information
During the nine months ended September 30, 2021, QVC's primary uses of cash were $393 million of dividends to Qurate Retail, $329 million of capital and television distribution rights expenditures, $157 million of principal payments of the senior secured credit facility and finance lease obligations, $46 million in dividend payments from QVC-Japan to Mitsui and $38 million of derivative payments to counterparties. These uses of cash were funded primarily with $678 million of cash provided by operating activities, $135 million of principal borrowings from the senior secured credit facility, $88 million of derivative proceeds from counterparties and $40 million in proceeds from sale of fixed assets. As of September 30, 2021, QVC's cash, cash equivalents and restricted cash balance was $637 million.
During the nine months ended September 30, 2020, QVC's primary uses of cash were $1,230 million of principal payments of the senior secured credit facility and finance lease obligations, $845 million of dividends to Qurate Retail, $541 million of principal payment and premium of senior secured notes, $181 million of capital and television distribution rights expenditures and $46 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,680 million of cash provided by operating activities, $1,075 million of proceeds from issuance of senior secured notes and $112 million of principal borrowings from the senior secured credit facility. As of September 30, 2020, QVC's cash, cash equivalents balance and restricted cash was $582 million.
The change in cash provided by operating activities for the nine months ended September 30, 2021 compared to the previous year was primarily due to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms and fluctuations in foreign exchange rates.
As of September 30, 2021, $279 million of the $637 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 73% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
Other
Capital expenditures in 2021 are expected to be between $210 and $240 million, including $145 million already expended for the nine months ended September 30, 2021.
Refer to the chart under the "Off-balance Sheet Arrangements and Aggregate Contractual Obligations" section below for additional information concerning the amount and timing of expected future payments under QVC's contractual obligations as of September 30, 2021.
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

Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations as of September 30, 2021 is summarized below:

	Payments due by period
(in millions)	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt (1)	$—	8	758	609	609	2,676	4,660
Interest payments (2)	28	238	222	182	154	2,587	3,411
Finance lease obligations (including imputed interest)	6	28	27	26	24	90	201
Operating lease obligations	$9	35	28	25	21	167	285
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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at September 30, 2021:

(in millions, except percentages)	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Fixed rate debt (1) (2)	$—	8	758	609	609	2,676	4,660	5,248
Weighted average interest rate on fixed rate debt	—%	3.5%	4.4%	4.8%	4.4%	5.3%	4.9%	N/A
Variable rate debt	$—	—	—	—	—	—	—	—
Average interest rate on variable rate debt	—%	—%	—%	—%	—%	—%	—%	N/A
(1) Amounts exclude finance lease obligations and the issue discounts on the 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
(2) Amounts exclude impact related to interest rate swaps, which we have discussed further below.
N/A - Not applicable.
In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million. The new swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of approximately $2 million as of September 30, 2021, which was included in accrued liabilities.
Changes in the fair value of the swaps are reflected in (losses) gains on financial instruments in the condensed consolidated statements of operations.

Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three and nine months ended September 30, 2021 would have been impacted by approximately $1 million and $4 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The Fifth Amended and Restated Credit Agreement provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of October 27, 2021, no borrowings in foreign currencies were outstanding.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting
In May 2021, QVC completed the implementation of the initial phase of its new Enterprise Resource Planning (“ERP”) system, which has enabled standardization, modernization and best practice in QVC’s financial processes across its global markets and most brands. As a result of the implementation of phase one of a new ERP system, QVC has continued to refine certain related process-level and information technology general controls.

Except as described above, there has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II
Item 6. Exhibits
(a) Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1
Fifth Amended and Restated Credit Agreement, dated as of October 27, 2021, among QVC, Inc., Zulily, LLC, QVC Global Corporate Holdings, LLC and Cornerstone Brands, Inc., as Borrowers, JPMorgan Chase Bank, N.A., as Lead Arranger, Lead Bookrunner and Administrative Agent and the parties named therein as Lenders, Co-Bookrunners, Co-Syndication Agents and Co-Documentation Agents (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38654) as filed on October 28, 2021).

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
QVC, Inc.

Date: November 4, 2021	By:/s/ DAVID L. RAWLINSON II
David L. Rawlinson II
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2021	By:/s/ JEFFREY A. DAVIS
Jeffrey A. Davis
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)