Form 10-K
period 2021-12-31
QVC INC
filed 2022-02-25
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

QVC, Inc.
2021 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business
Overview
QVC, Inc. and its consolidated subsidiaries (unless otherwise indicated or required by the context, the terms "we," "our," "us," the "Company," and "QVC" refer to QVC, Inc. and its consolidated subsidiaries) curates and sells a wide variety of consumer products via highly engaging, video-rich, interactive shopping experiences, distributed to approximately 216 million worldwide households each day through our broadcast networks. We also reach audiences through our websites (including QVC.com, HSN.com and others); virtual multichannel video programming distributors (including Hulu + Live TV, AT&T TV and YouTube TV); applications via streaming video; Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex and Samsung TV Plus; mobile applications; our social pages and over-the-air broadcasters. We believe we are a global leader in video retailing, e-commerce, mobile commerce and social commerce, with operations based in the United States ("U.S."), Germany, Japan, the United Kingdom ("U.K."), and Italy.
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
For the year ended December 31, 2021, approximately 94% of QVC's worldwide shipped sales were from repeat and reactivated customers (i.e., customers who made a purchase from us during the prior twelve months and customers who previously made a purchase from us but not during the prior twelve months). In the same period, QVC attracted approximately 3.7 million new customers and the global e-commerce operation comprised $6.5 billion, or 56.9%, of QVC's consolidated net revenue for the year ended December 31, 2021.
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
We operate thirteen distribution centers and seven call centers worldwide. In 2021, our work force consisted of approximately 22,000 employees who handled approximately 114 million customer calls, shipped approximately 236 million units globally and served approximately 15.1 million unique customers. We believe our long-term relationships with major U.S. television distributors, including cable operators (e.g., Comcast, Charter Communications and Cox), satellite television providers (e.g., DISH Network and DIRECTV) and telecommunications companies (e.g., Verizon and AT&T), provide us with broad distribution, favorable channel positioning and significant competitive advantages. We believe that our significant market share, brand awareness, outstanding customer service, repeat customer base, flexible payments options, international reach and scalable infrastructure distinguish us from our competitors.
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
QxH
QxH's programming is distributed in the U.S., 20 hours per day of live programming, 364 days per year, to approximately 92 million television households and is distributed to approximately 99% of households subscribing to services offered by television distributors. QxH's televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full time basis, including the main QVC and HSN channels as well as the additional channels of QVC2, QVC3 and HSN2. These additional channels offer viewers access to a broader range of QxH programming options as well as more relevant programming for viewers in different time zones. QxH also has over-the-air broadcasting in designated U.S. markets that can be accessed by any household with a digital antenna in such markets, regardless of whether it subscribes to a paid television service. This allows QxH to reach customers who previously did not have access to the program through other television platforms.
QxH's programming is also available through QVC.com and HSN.com (our "Websites") as well as virtual multichannel video programming distributors (including Hulu + Live TV, AT&T TV and YouTube TV); applications via streaming video; Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex and Samsung TV Plus; mobile applications; our social pages and over-the-air broadcasters (collectively, our "Digital Platforms"). Our Digital Platforms enable consumers to purchase goods offered on our broadcast programming along with a wide assortment of products that are available only on our Websites. Our Websites and other Digital Platforms are natural extensions of our business model, allowing customers to engage in our shopping experience wherever they are, with live or on-demand content customized to the device they are using. In addition, our Websites and mobile applications allow shoppers to browse, research, compare and perform targeted searches for products, read customer reviews, control the order-entry process and conveniently access their account. For the year ended December 31, 2021, approximately 85% of our new QxH customers made their first purchase through our digital platforms. QxH, including our Digital Platforms, contributed $8.3 billion, or 73%, of consolidated net revenue, $1,017 million of operating income and $1,439 million of Adjusted OIBDA (defined in note 16 to the accompanying notes to our consolidated financial statements) for the year ended December 31, 2021.
The table below illustrates QxH's digital sales growth since 2019:

	Years ended December 31,
(in millions)	2021	2020	2019
QxH digital platform revenue	$5,003	5,089	4,708
Total QxH net revenue	8,277	8,505	8,277
QxH digital platform % of total QxH net revenue	60.4%	59.8%	56.9%
QVC-International
Our international business brings the QVC shopping experience to approximately 124 million households outside the U.S., primarily in Germany, Austria, Japan, the U.K., the Republic of Ireland, and Italy. Similar to QxH, our international business engages customers via multiple platforms, including broadcast networks, websites, mobile applications and social pages. Our international product sourcing teams select products tailored to the interests of each local market. For the year ended December 31, 2021, our international operations, including our Digital platforms, generated $3.1 billion, or 27%, of consolidated net revenue, $490 million of operating income and $562 million of Adjusted OIBDA (defined in note 16 to the accompanying notes to our consolidated financial statements).

The table below illustrates QVC-International's digital sales growth since 2019:

	Years ended December 31,
(in millions)	2021	2020	2019
QVC - International digital platform revenue	$1,458	1,359	1,114
Total QVC - International net revenue	3,077	2,967	2,709
QVC - International digital platform % of total QVC - International net revenue	47.4%	45.8%	41.1%
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
China Joint Venture. Prior to September 2021, the Company had a television shopping channel and e-commerce business joint venture with CNR Media Group, a limited liability company owned by China National Radio ("CNR"). The joint venture, CNR Home Shopping Co., Ltd. ("CNRS"), was owned 49% by QVC and 51% by CNR through subsidiaries of each company. The CNRS joint venture was accounted for as an equity method investment recorded as equity in losses of investee in our consolidated statements of operations. QVC sold its interest in CNRS during the year-ended December 31, 2021.

Merchandise
We believe that our ability to combine product and programming helps us create competitive advantages over traditional brick-and-mortar and Internet retailers. We seek to offer our customers an assortment of compelling, high-quality products. In the U.S., the QVC and HSN brands present on average 640 products and 533 products, respectively, every week on our live programming, approximately 28.7% and 25.8%, respectively, of which have not been presented previously to our television audience. We offer customers high-quality and brand name products, presented in a creative, informative, entertaining and engaging style. We provide a differentiated shopping experience by offering customers the opportunity to experience not only the product being sold, but also the people and places behind that product, thereby enhancing their overall shopping experience.

Our global merchandise mix features: (i) home, (ii) beauty, (iii) apparel, (iv) accessories, (v) electronics and (vi) jewelry. Many of our brands are exclusive, while others are created by well-known designers. Our global sales mix is provided in the table below:

	Years ended December 31,
Product category	2021	2020	2019
Home	40%	42%	38%
Beauty	18%	18%	18%
Apparel	16%	14%	16%
Accessories	11%	11%	11%
Electronics	10%	10%	11%
Jewelry	5%	5%	6%
Total	100%	100%	100%
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
Distribution
QVC distributes its programmings via satellite and optical fiber, to cable television and direct-to-home satellite system operators for retransmission to its subscribers in the U.S., Germany, Japan, the U.K., Italy and neighboring countries. The Company also transmits its programmings over digital terrestrial broadcast television to viewers throughout Italy, Germany, and the U.K. and to viewers in certain geographic regions in the U.S. In the U.S., the Company uplinks its digital programming transmissions using a third party service or internal resources. The transmissions are uplinked to protected, non-preemptible transponders on U.S. satellites. "Protected" status means that, in the event of a transponder failure, QVC's signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, QVC's transponders cannot be preempted in favor of a user of a failed transponder, even another user with "protected status." The Company's international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on international satellites and terrestrial transmitters. QVC's transponder service agreements for the Company's U.S. transponders expire at the earlier of the end of the lives of the satellites or the service agreements. The service agreements for QxH expire between 2023 and 2025. The service agreements for QVC-International transponders and terrestrial transmitters expire between 2022 and 2029.

We continually seek to expand and enhance our broadcast and e-commerce platforms, as well as to further our international operations and multimedia capabilities. In addition to our websites and mobile applications, we continue to adapt to emerging technologies to offer elements of our programming via new technologies. To reach consumers who use online sources for viewing content, our programming is being offered through virtual multichannel video providers (including Hulu + Live TV, AT&T TV and YouTube TV), online video distributors and programming networks that provide our content directly to consumers over the internet rather than through traditional television services (including Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex and Samsung TV Plus).

Affiliation agreements
QVC enters into long-term affiliation agreements with certain of our television distributors who downlink our programming and distribute the programming to their customers. Our affiliation agreements with QVC distributors have termination dates ranging from 2022 to 2025. Our ability to continue to sell products to our customers is dependent on our ability to maintain and renew these affiliation agreements in the future. Although we are typically successful in obtaining and renewing these agreements, we do not have distribution agreements with some of the distributors that carry our programming. We are currently providing programming without affiliation agreements to distributors representing approximately 6% of our QVC channel distribution and 1% of our HSN channel distribution. Some of our international programming may continue to be carried by distributors after the expiration dates on our affiliation agreements with them have passed.
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
Demographics of customers
We enjoy a very loyal customer base, as demonstrated by the fact that for the twelve months ended December 31, 2021, approximately 88% of our shipped sales came from repeat customers (i.e., customers who made a purchase from us during the prior twelve months), who spent an average of $1,336 each during this period. An additional 6% of shipped sales in that period came from new customers and the remaining 6% of shipped sales came from reactivated customers (i.e., customers who previously made a purchase from us, but not during the prior twelve months).
We experienced a decline in customer count during 2021. Customer count decreased by approximately 8% compared to 2020; however, customer count during 2021 was consistent with 2019. On a trailing twelve month basis, total consolidated customers were approximately 15.1 million which includes 10.4 million QxH customers and 4.7 million QVC-International customers. We believe our core customer base represents an attractive demographic target market. Based on internal customer data for QxH, approximately 44% of our 10.4 million customers for the twelve months ended December 31, 2021 were women between the ages of 35 and 64.
We do not depend on any single customer for a significant portion of our revenue.
Order taking and fulfillment
We take a majority of our orders via our websites and via mobile applications on iPhone, iPad, Apple Watch, Android and other devices. QxH and QVC-International customers placed approximately 41% and 36%, respectively, of all orders directly through their mobile devices in 2021.

We primarily utilize home based customer service agents to handle calls, e-mail contacts and social contacts, allowing staffing flexibility for peak volume hours. In addition, we utilize computerized interactive voice response order systems for telephonic orders, which handle approximately 25% of all orders taken on a worldwide basis. QxH has nine distribution centers and QVC-International has four distribution centers. Our distribution centers and drop ship partners have shipped on average 456,000 units per day at QxH and 190,000 units per day for QVC-International during 2021. On December 18, 2021, QxH experienced a fire at its Rocky Mount distribution center in North Carolina. Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Strategies and challenges of business units" for further details.

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
We believe that QxH is a leader in video shopping, e-commerce, mobile commerce and social commerce by curating quality products at outstanding values, providing exceptional customer service, establishing favorable channel positioning and multiple touchpoints across digital platforms and generating repeat business from our core customer base and that it also compares favorably in terms of sales to general, non-video based retailers due to our extensive customer reach and efficient cost structure. QxH's closest video shopping competitor is ShopHQ and our international operations face similar competition in their respective markets, such as Jupiter Shop Channel in Japan, HSE in Germany and Austria, GM24 in Italy, and Ideal World in the U.K.
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
Human Capital
Headcount. QVC employed approximately 22,000 full-time and part-time employees (including approximately 2,000 Rocky Mount employees who were separated from the Company due to the fire that occurred on December 18, 2021) as of December 31, 2021, which includes 14,700 employees at QxH and 7,300 employees at QVC-International. Employment levels fluctuate due to seasonal factors affecting our business. Additionally, we utilize independent contractors and temporary staffing personnel to supplement our workforce, particularly on a seasonal basis. We consider our employee relations to be good and a key factor in our workforce strategy.

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

Health and Safety. As a result of the spread of the novel coronavirus ("COVID-19"), most local, state and federal governmental agencies imposed various restrictions to prevent the spread of COVID-19, including travel restrictions, local quarantines or stay at home restrictions, and vaccine and testing requirements. In an effort to minimize the risk of COVID-19 to our team members and the communities in which we operate, we mandated that all employees work from home when possible. For team members who need to perform their jobs on-site, including our warehouse and studio production teams, we are taking precautions to protect their health and safety. We have reduced the number of people on-site to allow for more social distancing; we have limited visitors and we are screening all people who come into our sites; and we have elevated cleaning protocols in alignment with the recommended protocols from the Centers for Disease Control and Prevention. We are also taking measures to support our team members’ ability to make a living. In addition to offering flexible hours and expanding our work-at-home policy, we have made changes to our attendance policies and are offering additional paid time off options to support certain COVID-19 related absences. We are also focused on protecting the health and financial well-being of our team members. We expanded programs to support our team members, including alternative work arrangements to help families juggling competing work and personal challenges, greater access to home care help, added resources to support mental health, and paid special bonuses for many team members, among a number of other initiatives.

Government regulation
The manner in which we sell and promote merchandise and related claims and representations made in connection with these efforts is regulated by federal and state law. Some examples of regulatory agencies and regulations that affect the manner in which we sell and promote merchandise include the following:
•The Federal Trade Commission ("FTC") and the state attorneys general regulate the advertising of retail products and services offered for sale in the U.S., including, for example, the FTC's Guides Concerning the Use of Endorsements and Testimonials in Advertising and Guides for the Use of Environmental Marketing Claims.
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
In 2000, we became subject to a consent decree issued by the FTC barring us from making certain deceptive claims for dietary supplements and specified products related to the common cold, pneumonia, hay fever and allergies. We also became subject to an expanded consent decree issued by the FTC in 2009 that terminates on the later of May 26, 2029, or 20 years from the most recent date that the U.S. or the FTC files a complaint in federal court alleging any violation thereunder. Pursuant to this expanded consent decree, we are prohibited from making certain claims about specified weight-loss, dietary supplement and anti-cellulite products unless we have competent and reliable scientific evidence to substantiate such claims. Violation of the QVC consent decree may result in the imposition of significant civil penalties for non-compliance and related redress to consumers and/or the issuance of an injunction enjoining us from engaging in prohibited activities. Additionally, HSN was subject to a consent order issued by the FTC that expired in 2019 and which barred HSN (including its subsidiaries and affiliates) from making certain claims with respect to specified categories of products.
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
Our online commerce businesses are subject to domestic and foreign laws governing the collection, use, retention, security and transfer of personally-identifiable information about their users. The enactment, interpretation and application of user data protection laws are in a state of flux, and the interpretation and application of such laws may vary from country to country. For example, the European Union’s ("E.U.") General Data Protection Regulation (“GDPR”), which established new data laws that give customers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information, took effect in May 2018. Further, in 2015, the Court of Justice of the E.U. invalidated the "Safe Harbor Framework," which had allowed companies to collect and process personal data in E.U. nations for use in the U.S. The E.U.-U.S. Privacy Shield, which replaced the Safe Harbor Framework, and became fully operational in 2016, provided a mechanism to comply with data protection requirements when transferring personal data from the E.U. to the U.S. On July 16, 2020, the Court of Justice of the E.U. invalidated the E.U.-U.S. Privacy Shield, and imposed new obligations on the use of Standard Contractual Clauses ("SCCs") - another key mechanism to allow data transfers between the U.S. and the E.U.. Although the U.S. and the E.U. are negotiating a privacy framework to replace the E.U.-U.S. Privacy Shield, it is unclear when the U.S. and the E.U. will adopt a new data transfer framework. The European Commission adopted revised SCCs on June 4, 2021. On February 10, 2021, the Council of the E.U, adopted final regulations regarding privacy and electronic communications that would complement the GDPR, including additional regulation of the Internet tracking tools known as "cookies." The final regulations are subject to review by the European Parliament and European Commission, and may be enacted in 2022 or 2023. Following the “Brexit” withdrawal of the United Kingdom (“U.K.”) from the E.U., on June 28, 2021, the European Commission determined that the U.K.’s data protection laws essentially are equivalent to data protection laws in the European Economic Area. Finally, countries in other regions, most notably Asia, Eastern Europe and Latin America, are increasingly implementing new privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be enforced.

In the U.S., Congress may consider legislation that would require organizations that suffer a breach of security related to personal information to notify owners of such information. Many states have adopted laws requiring notification to users when there is a security breach affecting personal data, such as California's Information Practices Act. California also has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA took effect on January 1, 2020. The California Attorney General has issued implementation regulations and guidance regarding the law. In November 2020, California voters approved the California Privacy Rights Act of 2020 (“CPRA”), which amends and extends the CCPA and establishes the California Privacy Protection Agency to implement and enforce consumer privacy laws. Most of the CPRA’s provisions become effective on January 1, 2023. In addition, Virginia enacted the Consumer Data Protection Act in March 2021, which regulates the handling of personal data and takes effect on January 1, 2023, and Colorado enacted a personal data protection law in July 2021, the Colorado Privacy Act, which takes effect on July 1, 2023. Complying with these different national and state privacy requirements may cause us to incur substantial costs. In addition, we generally have and post on our websites privacy policies and practices regarding the collection, use and disclosure of user data. A failure to comply with such posted privacy policies or with the regulatory requirements of federal, state, or foreign privacy laws could result in proceedings or actions by governmental agencies or others (such as class action litigation) which could adversely affect our business.

Our business is also dependent upon our continued ability to transmit our programming to television distributors from our third party FCC-licensed satellite uplink facilities, which are subject to FCC compliance in the U.S. and foreign regulatory requirements in our international operations.
For information regarding regulations related to U.S. trade policy with China, see the risk factor "Significant developments stemming from U.S. trade policy with China, including in response to forced labor and human rights abuses in China may adversely impact our business and operating results" in Item 1A., "Risk Factors."
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

In September 2020, QVC and Zulily executed a Master Promissory Note ("Promissory Note") whereby Zulily may borrow up to $100 million at a variable interest rate equal to the London Interbank Offered Rate ("LIBOR") rate plus an applicable margin rate. The Promissory Note matures in September 2030. As of December 31, 2021 and 2020, there were no borrowings on the Promissory Note.
QVC engages with CBI, which is a wholly owned subsidiary of Qurate Retail and prior to the common control transaction between QVC and Qurate Retail, included as part of HSN. CBI is not part of the results of operations or financial position of QVC presented in the accompanying consolidated financial statements. During the year ended December 31, 2021, QVC and CBI engaged in multiple transactions relating to sourcing of merchandise, personnel and business advisory services. Refer to note 14 to the accompanying consolidated financial statements for further details.
On December 30, 2020, the Company and Liberty Interactive LLC ("LIC") completed an internal realignment of the Company's global finance structure that resulted in a common control transaction with Qurate Retail. As part of this realignment and upon entering into a payment agreement, QVC Global Corporate Holdings, LLC ("QVC Global"), a subsidiary of the Company, became the primary co-obligor on LIC’s 3.5% Senior Exchangeable Debentures Due 2031 (the “MSI Exchangeables”), which allowed the MSI Exchangeables to be serviced directly by cash generated from the Company’s foreign operations (see note 8 to the accompanying consolidated financial statements). Concurrently, LIC issued a promissory note to the Company with an initial face amount of $1.8 billion, a stated interest rate of 0.48%, payable annually, and a maturity of December 29, 2029. QVC recorded $9 million of related party interest income for the year ended December 31, 2021, included in interest expense, net in the consolidated statement of operations. LIC also repaid $85 million of the note receivable to QVC during the year December 31, 2021.
On October 27, 2021, a notice was issued to all holders to redeem any and all outstanding MSI Exchangeables on December 13, 2021. Bondholders had until the close of business on December 10, 2021 to exchange their bonds. During the fourth quarter of 2021, QVC Global delivered MSI shares, which were acquired pursuant to a forward purchase contract, to holders of the MSI Exchangeables with a fair value of approximately $573 million to settle the exchanges of the MSI Exchangeables. For holders who did not participate in the exchange, their bonds were redeemed on December 13, 2021 at adjusted principal, plus accrued interest and dividend pass-thru for a total cash payment of approximately $1 million. No MSI Exchangeables remain outstanding as of December 31, 2021. As a result of the exchange and the redemption, the Company recorded a loss on extinguishment of debt in the accompanying consolidated statements of operations of $7 million for the year ended December 31, 2021.

On October 27, 2021, QVC amended and restated its senior secured credit facility (the "Fifth Amended and Restated Credit Agreement") which is a multi-currency facility that provides for a $3.25 billion revolving credit facility (see note 8 to the accompanying consolidated financial statements). The Fifth Amended and Restated Credit Agreement may be borrowed on by QVC, Zulily, CBI, and QVC Global (collectively, the “Borrowers”). Under the terms of the Fifth Amended and Restated Credit Agreement, the Borrowers are jointly and severally liable for all outstanding borrowings. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of Zulily and CBI. As of December 31, 2021, there was $151 million borrowed by Zulily on the Fifth Amended and Restated Credit Agreement. In December 2021, QVC determined it was necessary to record a liability for the full amount of Zulily's outstanding borrowings. As part of a common control transaction with Qurate Retail in December 2021 (see note 2(s) to the accompanying consolidated financial statements), QVC recorded a liability for $151 million of Zulily's outstanding borrowings. There were no borrowings by CBI on the Fifth Amended and Restated Credit Agreement as of December 31, 2021.
We are a "close corporation" under Delaware law and, as such, our stockholder, rather than a board of directors, manages our business. Since our stockholder is an indirect wholly owned subsidiary of Qurate Retail, certain aspects of our management, including the approval of significant corporate transactions such as a change of control, are controlled by Qurate Retail, rather than an independent governing body. Our Chief Executive Officer and President, David L. Rawlinson II, also became president and chief executive officer of Qurate Retail during 2021.
Qurate Retail's interests may not coincide with our interests or yours and Qurate Retail may cause us to enter into transactions or agreements with related parties or approve corporate actions that could involve conflicts of interest. For example, Qurate Retail's dependence on our cash flow for servicing its debt and for other purposes is likely to result in our payment of large dividends to Qurate Retail, which may increase our leverage and decrease our liquidity. We paid $963 million, $1,184 million, and $879 million of dividends to Qurate Retail during the years ended December 31, 2021, 2020, and 2019, respectively. See also Item 1A. "Risk Factors."

* * * * *
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; the novel coronavirus ("COVID-19"); the impact of the fire at the Rocky Mount fulfillment center; capital expenditures; revenue growth; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; repayment of debt; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:
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

Although we sell a variety of exclusive products, one of the most significant challenges we face is competition on the basis of price. Price is of great importance to most customers, and price transparency and comparability continues to increase, particularly as a result of digital technology. The ability of consumers to compare prices on a real-time basis puts additional pressure on us to maintain competitive prices. Additionally, as a result of inflationary pressures currently being experienced in many markets, our cost to obtain, import and deliver the products we sell has increased, which has required us to charge consumers more for those products, or reduce our margin on those products, or both. These price increases may result in us being unable to maintain competitive prices with other retailers.

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

In December 2019, a novel coronavirus, COVID-19, was reported to have surfaced in Wuhan, China and subsequently spread across the world, including to countries in which QVC operates. Since that time, most local, state and federal governmental agencies imposed various restrictions to prevent the spread of COVID-19, including travel restrictions, local quarantines or stay at home restrictions, and vaccine and testing requirements. The spread of COVID-19 and the various containment measures put in place around the world have resulted in significant disruption to the global economy. Ongoing or heightened resurgences of COVID-19 including new variants in the future or the occurrence of another disaster or crisis could recreate and/or exacerbate the risks and adverse impacts described below. In response to these restrictions and in an effort to minimize the risk of COVID-19 to our employees and the communities in which we operate, we mandated that all employees work from home when possible, and reduced the number of employees, third parties and visitors who are allowed into our on-site facilities, such as our studios and fulfillment centers. We have implemented increased cleaning protocols, social distancing measures and temperature screenings for those employees who enter into company facilities. In some cases, the move to a work from home arrangement for our employees will be permanent, which has resulted in the reduction of office space. As a result of these resource constraints, QVC included fewer hours of live programming on some of its secondary channels and has experienced some delays in shipping at certain fulfillment centers. As a result, our ability to create new content has decreased, and we have had to limit the number of products we are able to promote on air. Our programming could be further disrupted if any of our on-site employees were suspected or confirmed of having COVID-19 or other illnesses and such illness required us to quarantine some or all such employees or disinfect our locations. Due to ongoing staffing issues related to COVID-19 and labor shortages, we have increased wages and offer incentives, resulting in additional costs to our company. The inability to control the spread of COVID-19, or the expansion or extension of containment measures, such as stay at home restrictions, could negatively impact our results in the future.

Government restrictions have also had an adverse impact on our supply chain due to factory closures, shipping and trucking delays and labor shortages, resulting in shipping delays and other resource constraints related to the products we import and those we produce domestically. As a result, our manufacturers and vendors may be unable to produce and deliver the products we sell, either on a timely basis or at all. Additionally, these factory closures, shipping and trucking delays and labor shortages may result in our manufacturers and vendors experiencing financial difficulties, including bankruptcy, or otherwise ceasing to do business with us. The inability of manufacturers and vendors to meet our supply needs in a timely manner, or at all, could cause us to shift product promotion to items which are available, but possibly not in demand, which could have a negative impact on sales. For example, beginning in the second quarter of 2021, we saw increased product shortages as a result of high market demand in some product categories such as home and electronics. As a result, although we normally plan our product presentations months in advance based on our expectations of consumer demand, supply chain issues have required that we shift or reschedule a number of product presentations due to a lack of product availability. In some cases, the products were part of a broader marketing campaign, which also impacts the sale of related items that were originally intended to leverage off of the shifted product promotion.

Delays by manufacturers and vendors could also result in delays to delivery dates to our customers, which could result in the cancellation of orders, customers’ refusal to accept deliveries, a reduction in purchase prices and ultimately, termination of customer relationships. For example, beginning in the second quarter of 2021, we experienced escalating shipping disruptions due to challenges in the global supply chain and labor market. While we believe we can manage our exposure to these risks, we cannot be certain that we will be able to identify alternative sources for our products without delay or without greater cost to us. Although we are assessing the impact of these and other macroeconomic trends related to the pandemic, the extent to which COVID-19 impacts our results and financial condition will depend on future developments, such as any new information that may emerge concerning the severity of COVID-19, new strains of the virus and the actions to contain and treat its impacts, among others. There can be no assurance that we will be able to accurately predict or plan for any long-term effects on our business, and thus the ultimate impact of the pandemic on our business, financial condition and result of operations remains uncertain.

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

In addition, there are several potential adverse impacts of COVID-19 that could cause a material negative impact to our financial results, including our capital and liquidity, for 2022 and beyond. These include governmental restrictions on our ability to continue to operate under stay at home restrictions and produce content; reduced demand for products we sell; decreases in the disposable income of existing and potential new customers; the impacts of inflation, recession and other uncertainties with respect to the continuity of government stimulus programs implemented in response to COVID-19; increased currency volatility resulting in adverse currency rate fluctuations; higher unemployment; labor shortages; and an adverse impact to our supply chain and shipping disruptions for both the products we import and purchase domestically and the products we sell, including essential products experiencing higher demand, due to factory closures, labor shortages and other resource constraints. While the impact is currently uncertain, the inability to control the spread of COVID-19 could cause any one of these adverse impacts, or combination of adverse impacts, to have a material impact on our financial results.

Further, the extent of the impact of the COVID-19 pandemic on our businesses remains fluid and the likelihood of an impact on us that could be material increases the longer the virus impacts activity levels in the locations in which we operate. In particular, although vaccines are now widely available, acceptance of vaccines remains uncertain and cannot be predicted at this time. Lack of public acceptance could lead people to continue to self-isolate and not participate in the economy at prepandemic levels for a prolonged period of time. Further, even if vaccines are widely distributed and accepted, there can be no assurance that the vaccines will ultimately be successful in limiting or stopping the spread of COVID-19. Even after the COVID-19 pandemic subsides, the U.S. economy and other major global economies may experience a recession, and we anticipate our businesses and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets.

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

In addition, the stay at home restrictions imposed in response to COVID-19 led many traditional brick and mortar retailers to temporarily close their stores but allowed distance retailers, such as QVC, to continue operating. As a result, QVC initially experienced an increase in new customers and an increase in demand for certain categories, such as home and electronics. However, as the stay-at-home restrictions were moderated, traditional brick and mortar retailers were allowed to reopen their stores and consumers were able to resume some level of prepandemic shopping habits. Beginning in the second quarter of 2021, we observed a decline in new customers and a decline in demand for our home product category.

We depend on the television distributors that carry our programming and no assurance can be given that we will be able to maintain and renew our affiliation agreements on favorable terms or at all
In the U.S., we currently distribute our programming through affiliation or transmission agreements with many television service providers, including, but not limited to, Comcast, DIRECTV, Charter, DISH Network, Verizon and Cox. Internationally, we currently distribute our programming through Vodafone Kabel Deutschland GmbH, Media Broadcast GmbH, SES ASTRA, Telekom Deutschland GmbH, Unitymedia GmbH, Tele Columbus and Primacom, Jupiter Telecommunications, Ltd., Sky Perfect and World Hi-Vision Channel, Inc., A1 Telekom Austria AG, UPC Telekabel Wien GmbH, British Sky Broadcasting, Freesat, Freeview and Virgin Media, and Mediaset, Hot Bird and Sky Italia. Our affiliation agreements with distributors are scheduled to expire between 2022 to 2025.As part of normal course renewal discussions, occasionally we have disagreements with our distributors over the terms of our carriage, such as channel placement or other contract terms. If not resolved through business negotiation, such disagreements could result in litigation or termination of an existing agreement. Termination of an existing agreement resulting in the loss of distribution of our programming to a material portion of our television households may adversely affect our growth, net revenue and earnings.

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

In 2000, we became subject to a consent decree issued by the FTC barring us from making certain deceptive claims for dietary supplements and specified products related to the common cold, pneumonia, hay fever and allergies. We also became subject to an expanded consent decree issued by the FTC in 2009 that terminates on the later of May 26, 2029, or 20 years from the most recent date that the U.S. or the FTC files a complaint in federal court alleging any violation thereunder. Pursuant to this expanded consent decree, we are prohibited from making certain claims about specified weight-loss, dietary supplement and anti-cellulite products unless we have competent and reliable scientific evidence to substantiate such claims. Violation of the QVC consent decree may result in the imposition of significant civil penalties for non-compliance and related redress to consumers and/or the issuance of an injunction enjoining us from engaging in prohibited activities.

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

Most major retailers either directly or through third parties offer some form of Buy Now Pay Later (“BNPL”) financing arrangements that typically charge interest or late fees. Recently, a number of jurisdictions in which we operate have indicated that these BNPL financing arrangements will be subject to increased regulation to ensure compliance with various consumer protection laws and regulations. Although we do not charge interest or impose late fees as part of our installment payment options, changes to existing laws and regulations or their interpretation, or the adoption of new laws or regulations could require mandatory changes to our installment payment options. Implementing these changes may increase our costs to maintain our installment payment options and may make our installment payment options less desirable to our customers which could lead to a decline in sales; additionally, failure to comply with these laws and regulations could result in the imposition of fines and penalties, any of which could have an adverse effect on our results of operations.

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

Natural disasters, political crises, and other catastrophic events or other events outside of our control may damage our facilities or the facilities of third parties on which we depend, adversely affect our ability to operate our businesses and have broader effects

Our corporate headquarters and operations center are located in West Chester, Pennsylvania, and we also operate regional headquarters and administrative offices, distribution centers and call centers worldwide. If any of these facilities or the facilities of our vendors or third-party service providers are affected by natural disasters (such as fires, earthquakes, tsunamis, power shortages or outages, floods or monsoons), public health crises (such as pandemics and epidemics), political crises (such as terrorism, war, political instability, insurrections or other conflict), or other events outside of our control, our business, financial condition and results of operations could be materially adversely affected. On Saturday, December 18, 2021, QVC experienced a fire at its QVC Rocky Mount, Inc. fulfillment center in North Carolina, during which one contractor lost his life. The building will be closed for the foreseeable future. Rocky Mount was the Company’s second-largest fulfillment center, processing approximately 25% to 30% of volume for QVC-U.S., and also served as QVC-U.S.’s primary returns center for hard goods. Inbound deliveries have been diverted to other distribution facilities within the Company’s distribution network and the Company is evaluating secondary facilities to supplement fulfillment and returns demand while Rocky Mount remains closed. In addition, any of these events occurring at our or our vendors’ facilities also could impact our reputation and our customers’ perception of the products we sell, and adversely affect our business, financial condition and results of operations. Moreover, these types of events could cause broader issues in the areas where our businesses operate. For example, these types of events could negatively impact consumer spending in the impacted regions or depending upon the severity, globally, which could adversely impact our business, financial condition and results of operations.

Risks Related to Technology and Information Security

Any continued or permanent inability to transmit our programming via satellite would result in lost revenue and could result in lost customers

Our success is dependent upon our continued ability to transmit our programming to television providers from our satellite uplink facilities, and for our distributors to continue to receive our programming at their satellite earth station downlink facilities. These transmissions are subject to FCC regulation and compliance in the U.S. and foreign regulatory requirements in our international operations. In most cases, we have entered into long-term satellite transponder leases to provide for continued carriage of our programming on replacement transponders and/or replacement satellites, as applicable, in the event of a failure of either the transponders and/or satellites currently carrying our programming. Although we believe we take reasonable and customary measures to ensure continued satellite transmission capability and that these international transponder service agreements can be renewed (or replaced, if necessary) in the ordinary course of business, termination or interruption of satellite transmissions may occur, particularly if we are not able to successfully negotiate renewals or replacements of any of our expiring transponder service agreements in the future.

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

Our Ecommerce business could be negatively affected by changes in third-party digital platform algorithms and dynamics as well as our inability to monetize the resulting web traffic

The success of our Ecommerce business depends on a high degree of website traffic, which is dependent on many factors, including the availability of appealing website content, user loyalty and new user generation from various digital marketing channels that charge a fee. Third-party digital platforms, such as Google and Facebook, frequently update and change the logic that determines the placement and display of results of a user’s search, or advertiser content, such that the purchased or algorithmic placement of advertisements or links to the websites of our Ecommerce business can be negatively affected. If a major search engine or third-party digital platform changes its algorithms in a manner that negatively affects our paid advertisement distribution or unpaid search ranking, the business and financial performance of our Ecommerce business would be adversely affected, potentially to a material extent. Additionally, Mobile application distribution platforms, such as Apple’s App Store and the Amazon Appstore for Android, may require that third party digital platforms and ecommerce companies present users with an option where the user chooses to opt-in or opt-out of tracking technology used by these third party digital platforms or included in mobile applications. To the extent that users opt-out of tracking technology used by third party digital platforms on which we advertise or users of our applications opt-out of tracking technology included in our applications, our ability to monitor and improve customer experience and track the effectiveness of our digital marketing strategies would be adversely impacted. Furthermore, our failure to successfully manage our digital marketing strategies could result in a substantial decrease in traffic to our website, as well as increase costs if we were to replace free traffic with paid traffic. Even if our Ecommerce business is successful in generating a high level of website traffic, no assurance can be given that our Ecommerce business will be successful in achieving repeat user loyalty or that new visitors will explore the offerings on our site. Monetizing this traffic by converting users to consumers is dependent on many factors, including availability of inventory, consumer preferences, price, ease of use and website quality. Globally, the cost of digital marketing has increased significantly and no assurance can be given that the fees we pay to third-party digital platforms will not exceed the revenue generated by our visitors. The increasing costs of digital marketing may require that we find more cost-effective ways of reaching and retaining consumers, which may not be as effective as the current methods of digital marketing. Any failure to sustain user traffic or to monetize such traffic could materially adversely affect the financial performance of our Ecommerce business and, as a result, adversely affect our financial results.

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

Our business is subject to online security risks, including security breaches and identity theft

Through our operations, sales, marketing activities, and use of third-party information, we collect and store certain non-public personal information that customers provide to purchase products, enroll in promotional programs, register on websites, or otherwise communicate to us. This may include phone numbers, driver license numbers, contact preferences, personal information stored on electronic devices, and payment information, including credit and debit card data. We gather and retain information about employees in the normal course of business. We may share information about such persons with vendors, contractors and other third-parties that assist with certain aspects of our business. In addition, our online operations depend upon the transmission of confidential information over the Internet, such as information permitting cashless payments. Like many e-commerce companies, we frequently encounter unauthorized parties attempting to gain access to our or our vendors’ computer systems by, among other things, hacking into our systems or those of our vendors, through fraud or other means of deceiving our employees or vendors, burglaries, errors by our or our vendors’ employees, misappropriation of data by employees, vendors or unaffiliated third-parties, or other irregularities that may result in persons obtaining unauthorized access to our company’s data. As we have significantly increased the number of employees working remotely due to the COVID-19 pandemic, and as our vendors and other business partners move to remote work as well, we and our partners may be more vulnerable to cyber attacks. The techniques used to gain such access to our or our vendors’ computer systems, data or customer information, disable or degrade service, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized until launched against a target. Increasingly, unauthorized parties are exploiting access they gain to third party vendors to target companies that do business with these vendors, this may include third party vendors with whom we do business. We have implemented systems and processes intended to secure our computer systems and prevent unauthorized access to or loss of sensitive data, but as with all companies, these security measures may not be sufficient for all eventualities and there is no guarantee that they will be adequate to safeguard against all cyber attacks, system compromises or misuses of data. Although we have not detected a material security breach or cybersecurity incident to date, we have been the target of events of this nature and expect to be subject to similar attacks in the future. Any penetration of network security or other misappropriation or misuse of customer, employee or other personal information, whether at our company or any of our vendors, could cause interruptions in the operations of our business and subject us to increased costs, fines, litigation, regulatory actions and other liabilities. Security breaches could also significantly damage our reputation with consumers and third parties with whom we do business, which could result in lost sales and customer and vendor attrition. We continue to invest in new and emerging technology and other solutions to protect our retail commerce websites, mobile commerce applications and information systems, but there can be no assurance that these investments and solutions will prevent any of the risks described above. If we are unable to maintain the security of our retail commerce websites and mobile commerce applications, we could suffer loss of sales, reductions in traffic, diversion of management attention, and deterioration of our competitive position and incur liability for any damage to customers whose personal information is unlawfully obtained and used. We may be required to expend significant additional capital and other resources to protect against and remedy any potential or existing security breaches and their consequences, such as additional infrastructure capacity spending to mitigate any system degradation and the reallocation of resources from development activities. We also face similar risks associated with security breaches affecting third parties with which we are affiliated or otherwise conduct business.

System interruption and the lack of integration and redundancy in these systems and infrastructures may adversely affect our ability to transmit our television programs, operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations

Our success depends, in part, on our ability to maintain the integrity of our transmissions, systems and infrastructures, including the transmission of our television programs, as well as our websites, information and related systems, call centers and fulfillment facilities. We may experience occasional system interruptions that make some or all transmissions, systems or data unavailable or prevent us from transmitting our signal or efficiently providing services or fulfilling orders. We are in the process of implementing new technology systems and upgrading others. Our failure to properly implement new systems or delays in implementing new systems or failing to integrate new systems with our legacy systems could impair our ability to provide services, fulfill orders and/or process transactions. We also rely on affiliate and third-party computer systems, broadband, transmission and other communications systems and service providers in connection with the transmission of our signals, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in our signal transmissions, systems and infrastructures, our business, our affiliates and/or third parties, or deterioration in the performance of these transmissions, systems and infrastructures, could impair our ability to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt television transmissions, computer, broadband or other communications systems and infrastructures at any time. These risks are exacerbated by our move to a more remote workforce in response to the COVID-19 pandemic.

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

The processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights

In the processing of consumer transactions and managing our employees, our business receives, transmits and stores a large volume of personally identifiable information and other user data. The processing, storage, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by us. Moreover, there are federal, state and international laws regarding privacy and the processing, storage, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to changing legislation and regulations, in numerous jurisdictions around the world, which are intended to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. Compliance with these laws and regulations may be onerous and expensive and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance. For example, the European Court of Justice in 2015 invalidated the U.S.-EU Safe Harbor Framework, which facilitated personal data transfers to the U.S. in compliance with applicable European data protection laws. The EU-U.S. Privacy Shield, which replaced the U.S.-EU Safe Harbor Framework, and became fully operational in 2016, provided a mechanism to comply with data protection requirements when transferring personal data from the E.U. to the U.S. On July 16, 2020, the Court of Justice of the European Union invalidated the E.U.-U.S. Privacy Shield, and imposed new obligations on the use of standard contractual clauses (“SCCs”) - another key mechanism to allow data transfers between the U.S. and the E.U.
Although the U.S. and E.U are negotiating a privacy framework to replace the E.U.-U.S. Privacy Shield, it is unclear when the U.S. and the E.U. will adopt a new data transfer framework. The European Commission adopted revised SCCs on June 4, 2021. Further, the General Data Protection Regulation (“GDPR”), which became effective in 2018, gives consumers in the E.U. additional rights and imposes additional restrictions and penalties on companies for illegal collection and misuse of personal information. On February 10, 2021, the Council of the E.U. adopted final regulations regarding privacy and electronic communications that would complement the GDPR, including additional regulation of the Internet tracking tools known as “cookies.” The final regulations are subject to review by the European Parliament and European Commission and may be enacted in 2022 or 2023. Following the "Brexit" withdrawal of the United Kingdom (U.K.) from the E.U., on June 28, 2021, the European Commission determined that the U.K.’s data protection laws essentially are equivalent to data protection laws in the European Economic Area. As a result, personal data transfers from the E.U. to the UK may continue without a new data transfer framework. California has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA became effective on January 1, 2020. The California Attorney General has issued draft implementing regulations and guidance regarding the law. In November 2020, California voters approved the California Privacy Rights Act of 2020 (“CPRA”), which amends and expands the CCPA and establishes the California Privacy Protection Agency to implement and enforce consumer privacy laws. Most of the CPRA’s provisions become effective on January 1, 2023. In addition, Virginia enacted the Consumer Data Protection Act in March 2021, which regulates the handling of personal data and takes effect on January 1, 2023, and Colorado enacted a personal data protection law in July 2021, the Colorado Privacy Act, which takes effect on July 1, 2023. Other states in the United States are also separately proposing laws to regulate privacy and security of personal data. Our failure, and/or the failure by the various third party vendors and service providers with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations, or changes in applicable laws and regulations, or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage our reputation and the reputation of our third party vendors and service providers, discourage potential users from trying our products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, any one or all of which could adversely affect our business, financial condition and results of operations. In addition, we may not have adequate insurance coverage to compensate for losses.

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
•inflationary pressures, such as those the market is currently experiencing, which may increase the costs of the products we sell, as well as the shipping and delivery of these products;
•our ability to repatriate funds held by our foreign subsidiaries to the U.S. at favorable tax rates;
•potentially adverse tax consequences;
•export and import restrictions, changes in tariffs, trade policies and trade relations;
•disruptions to international shipping and supply chains;
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

Significant developments stemming from Brexit could have a material adverse effect on us

The Brexit process and negotiations have created political and economic uncertainty, particularly in the U.K. and the E.U., and this uncertainty may last for years. On June 23, 2016, the U.K. held a referendum in which voters approved, on an advisory basis, an exit from the E.U. The U.K. formally left the E.U. on January 31, 2020. This began a transition period that ran until December 31, 2020. On January 1, 2021, the U.K. left the E.U. Customs Union and Single Market, as well as all E.U. policies and international agreements. On December 24, 2020, the European Commission reached a trade agreement with the U.K. on the terms of its future cooperation with the E.U. (the “Trade Agreement”). The Trade Agreement offers U.K. and E.U. companies preferential access to each other’s markets, ensuring imported goods that satisfy applicable point of origin rules (that is, that U.K. or E.U. goods are wholly produced or significantly worked in the U.K. or E.U., as applicable) will be free of tariffs and quotas; however, economic relations between the U.K. and the E.U. will now be on more restrictive terms than existed previously. For example, packages sent to and from the U.K., will need to satisfy new customs requirements and obtain applicable transit documents which may result in delays exporting items to customers outside of the U.K. and delays importing products into the U.K. that are shipped to us by our vendors. The Trade Agreement did not have a material impact to our business; however, we cannot predict the impact that any future agreements on economic relations between the U.K. and the E.U. will have on our businesses and our customers, and it is possible that new terms or new agreements may adversely affect our operations and financial results.

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

Weak economic conditions worldwide may reduce consumer demand for our products and services

Prolonged economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate could adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of inflation, recession and economic instability. Global financial markets may experience disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including China, Japan and Europe deteriorate our customers may respond by suspending, delaying, or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. We currently are unable to predict the extent of any of these potential adverse effects.

Significant developments stemming from U.S. trade policy with China, including in response to forced labor and human rights abuses in China, may adversely impact our business and operating results

Early decisions by the Biden Administration confirm continuity of a bipartisan consensus in the U.S. government favoring increased confrontation of China in trade practices and economic matters, national security and human rights. The imposition of any new U.S. tariffs on Chinese imports or the taking of other actions against China in the future, and any responses by China, could impair our ability to meet customer demand and could result in lost sales or an increase in our cost of merchandise, which would have a material adverse impact on our business and results of operations.

Recently there have been heightened tensions in relations between Western nations and China. The U.S. government has made statements and taken certain actions that have led to changes to U.S. trade policies towards China. For example, on January 19, 2021, the U.S. State Department declared that China’s human rights abuses in China’s Xinjiang Uyghur Autonomous Region (“XUAR”) is a “genocide” against ethnic Uyghur Muslims. On December 23, 2021, President Biden signed the Uyghur Forced Labor Prevention Act (the “UFLPA”) into law, which is intended to address the use of forced labor in the XUAR. Among other things, the UFLPA imposes a presumptive ban on the import of goods to the United States that are made, wholly or in part, in the XUAR or by persons that participate in certain programs in the XUAR that entail the use of forced labor. The UFLPA will take effect on June 21, 2022 and will increase the risk of delay of goods and inventory shortages. Additionally, the U.S. Customs and Border Protection (“CBP”) issued a region-wide withhold release order (“WRO”), effective January 13, 2021, pursuant to which the CBP will detain cotton products produced in the XUAR. The WRO applies to, among other things, cotton grown in the XUAR and to all products made in whole or in part using such cotton, regardless of where the downstream products are produced, and importers are responsible for ensuring the products they are attempting to import do not exploit forced labor at any point in their supply chain, including the production or harvesting of the raw material. As a result of the WRO, products imported into the U.S. could be held by the CBP based on a suspicion that they originated from the XUAR or that they may have been produced by Chinese suppliers accused of participating in forced labor, pending the importer providing satisfactory evidence to the contrary. Such process could result in a delay or complete inability to import such goods, which could result in inventory shortages and lost sales. Additionally, the United States Treasury Department placed sanctions on China’s Xinjiang Production and Construction Corporation (“XPCC”) for serious human rights abuses against ethnic minorities in the XUAR. The XUAR is the source of large amounts of cotton and textiles for the global apparel supply chain and XPCC controls many of the cotton farms and much of the textile industry in the region. Although we do not knowingly do business with XPCC, we could be subject to penalties, fines or sanctions if any of the vendors from which we purchase goods is found to have dealings, directly or indirectly with XPCC or entities it controls. Even if we were not subject to penalties, fines or sanctions, if products we source are linked in any way to XPCC, our reputation could be damaged. We may also incur expenses for the review pertaining to these matters and the cost of remediation and other changes to products, processes or sources of supply as a consequence of such verification activities. In the event of a significant disruption or unavailability in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. In addition, prices of purchased finished products also depend on wage rates in the regions where our vendors’ contract manufacturers are located, as well as freight costs from those regions. Fluctuations in wage rates required by legal or industry standards could increase our costs. Increases in raw material costs or wage rates, unless sufficiently offset by our pricing actions, may cause a decrease in our profitability and negatively impact our sales volume.

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

In December 2021, our distribution facility located in Rocky Mount, North Carolina suffered significant fire damage. Although the cause of the fire is being investigated, we expect that the facility will be closed for the foreseeable future. Rocky Mount was our second largest distribution facility and processed most of our returned merchandise. As a result of the supply chain disruptions caused by the loss of this facility, we have shifted shipments to other distribution facilities within our distribution network. Although it is still early in the process, we are investigating available alternatives to restore the capacity to our distribution network and returned merchandise processing that were lost as a result of the Rocky Mount fire. Delays caused by shifting capacity to other facilities and delays in restoring lost capacity to our distribution network could cause disruptions to our order fulfillment process, causing delays in delivering product to customers which would result in lost sales, strain our relationships with customers, and cause harm to our reputation, any of which could have a material adverse impact on our business, financial condition and operating results. We maintain property and business interruption insurance coverage. As of the date of this report, we are still in the process of assessing damage to the property and inventory and submitting relevant insurance claims to determine the recovery of certain fire related costs in connection with the Rocky Mount fire. In December 2021, we received an advance of $100 million from our insurance provider related to initial fire related costs. There can be no assurance that we will be able to collect additional insurance proceeds to cover the losses resulting from the Rocky Mount fire.

In 2019, we opened a new distribution facility in Bethlehem, Pennsylvania. As a result of opening this facility, in 2021 we closed distribution facilities in Lancaster, Pennsylvania and Roanoke, Virginia. Although we have been shipping customer orders from our Bethlehem distribution center since 2019, the facility is not operating at full capacity as of the date of this report primarily due to staffing issues related to COVID-19 and labor shortages. Delays in the Bethlehem distribution center operating at full capacity could cause delays in delivering product to customers which would result in lost sales, strain our relationships with customers, and cause harm to our reputation, any of which could have a material adverse impact on our business, financial condition and operating results.

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

The seasonality of our business places increased strain on our operations

Our net revenue in recent years indicates that our business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, we have earned, on average, between 21% and 24% of our global revenue in each of the first three quarters of the year and between 30% and 32% of our global revenue in the fourth quarter of the year. If we or our vendors are not able to provide popular products in sufficient amounts (for example, due to the loss of inventory, illness or absenteeism of our or our vendors’ workforces, government mandated shutdown orders, impaired financial conditions or other reasons resulting from the COVID-19 pandemic) such that we fail to meet customer demand, it could significantly affect our revenue and our future growth. The supply of such products may not return to pre-COVID-19 levels, and if so, product supplies may return to pre-COVID-19 levels at different times, and our efforts to ensure popular products are in stock may not be successful. If too many customers access our websites within a short period of time due to increased holiday demand, we may experience system interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we offer or sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment network and customer service centers during these peak periods and delivery and other third party shipping (or carrier) companies may be unable to meet the seasonal demand. Risks described elsewhere in this Part I, Item 1A relating to fulfillment network optimization and inventory are magnified during periods of high demand.

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

In addition, our Chief Executive Officer and President, David Rawlinson II, is also president and chief executive officer of Qurate Retail. Investors should bear in mind our current lack of independent directors, the positions with Qurate Retail that are held by Mr. Rawlinson and corporate governance measures in formulating their investment decisions.

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

Risks Related to Our Indebtedness

We have a substantial amount of indebtedness, which could adversely affect our financial position and prevent us from fulfilling our debt obligations
We have a substantial amount of indebtedness. As of December 31, 2021, we had total debt, other than our finance lease obligations, of $4,929 million, consisting of $4,448 million of secured indebtedness under our existing notes and $481 million of secured indebtedness under our senior secured credit facility, in each case, secured by a first priority perfected lien on all shares of our capital stock. Additionally, there was $2.75 billion of unused capacity under our senior secured credit facility. In addition, we had $157 million of finance lease obligations and $203 million of operating lease liabilities. We may incur significant additional indebtedness in the future. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

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

Although we expect to refinance or otherwise repay our indebtedness, we may not be able to refinance our indebtedness on commercially reasonable terms or at all. The financial terms or covenants of any new credit facility, notes or other indebtedness may not be as favorable as those under our senior secured credit facility and our existing notes. Our ability to complete a refinancing of our senior secured credit facility and our existing notes prior to their respective maturities will depend on our financial and operating performance, our credit rating with rating agencies, as well as a number of conditions beyond our control. For example, if disruptions in the financial markets were to exist at the time that we intended to refinance this indebtedness, we might be restricted in our ability to access the financial markets. If we are unable to refinance our indebtedness, our alternatives would include negotiating an extension of the maturities of our senior secured credit facility and our existing notes with the lenders and holders, respectively, and seeking or raising new equity capital. If we were unsuccessful, the lenders under our senior secured credit facility and the holders of our existing notes could demand repayment of the indebtedness owed to them on the relevant maturity date, which could adversely affect our financial condition.

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

In addition, our senior secured credit facility contains restrictive covenants and requires us to maintain a specified leverage ratio. The leverage ratio is defined in Part II. Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Position, Liquidity and Capital Resources - Senior Secured Credit Facility.” Our ability to meet this leverage ratio can be affected by events beyond our control, and we may be unable to meet those tests. A breach of any of these covenants could result in a default under our senior secured credit facility, which in turn could result in a default under the indentures governing the notes. Upon the occurrence of an event of default under our senior secured credit facility, the lenders could elect to declare all amounts outstanding under our senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. Our senior secured credit facility, our notes and certain future indebtedness are secured by a first priority perfected lien in all shares of our capital stock. If the lenders and counterparties under our senior secured credit facility, our notes and certain future indebtedness accelerate the repayment of obligations, we may not have sufficient assets to repay such obligations. Our borrowings under our senior secured credit facility are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will also increase even though the amount borrowed remains the same, and our net income would decrease. In addition, we may hedge against interest rate fluctuations by using hedging instruments such as swaps, caps, options, forwards, futures or other similar products. These instruments may be used to selectively manage risks, but there can be no assurance that we will be fully protected against material interest rate fluctuations.

We may be adversely affected by the discontinuance of the London Inter-Bank Offered Rate and the transition to alternative reference rates

Our borrowings under our senior secured credit facility carry a variable interest rate based on London Inter-bank Offered Rate (“LIBOR”) as a benchmark for establishing the rate of interest. LIBOR is the subject of national, international and other regulatory guidance and proposals for reform. In 2017, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it intends to phase out LIBOR. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. Additionally, our senior secured credit facility provides for a transition to a SOFR based rate or to other alternative reference rates depending acceptance in the market of these rates. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our borrowings under our senior secured credit facility.

Our ability to pay dividends or make other restricted payments to Qurate Retail is subject to limited restrictions

There are no restrictions under our bond indentures on our ability to pay dividends or make other restricted payments if we are not in default on the senior secured notes and our consolidated leverage ratio is no greater than 3.5 to 1.0. In addition, there are no restrictions under our senior secured credit facility on our ability to pay dividends or make other restricted payments if we are not in default on the senior secured credit facility and our consolidated leverage ratio is no greater than 4.0 to 1.0. Further, under our bond indentures and the senior secured credit facility credit agreement, unlimited dividends are permitted to service the debt of Qurate Retail so long as there is no default (i.e., no leverage test is needed). As a result, Qurate Retail will, in many instances, be permitted to rely on our cash flow for servicing Qurate Retail’s debt and for other purposes, including payments of dividends on Qurate Retail’s capital stock, if declared, or to fund acquisitions or other operational requirements of Qurate Retail and its subsidiaries. These events may deplete our equity or require us to borrow under our senior secured credit facility, increasing our leverage and decreasing our liquidity. QVC has made significant distributions to Qurate Retail in the past. These dividends were funded with draws from our revolving credit facility or from cash generated from operations. In the ordinary course of business, we may continue to make additional distributions to Qurate Retail in the future. See Item 1. "Business - Qurate Retail relationship and related party transactions."

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own our corporate headquarters and operations center in West Chester, Pennsylvania, which includes executive offices, video broadcast studios, showrooms, broadcast facilities and administrative offices for QVC. Our corporate headquarters and the remainder of our material properties are summarized as follows:

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
On December 18, 2021, QxH experienced a fire at its Rocky Mount distribution center in North Carolina and as a result the facility will be closed for the foreseeable future. Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Strategies and challenges of business units" for further details.
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
Item 6. [Reserved]

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
In the U.S., QVC's televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full-time basis, including QVC, QVC2, QVC3, HSN, and HSN2. The Company's U.S. programming is also available on QVC.com and HSN.com, QVC's "U.S. websites"; virtual multichannel video programming distributors (including Hulu + Live TV, AT&T TV and YouTube TV); applications via streaming video; Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex and Samsung TV Plus; mobile applications; social pages and over-the-air broadcasters.
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
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. QVC-Japan paid dividends to Mitsui of $60 million, $62 million, and $40 million in the years ended December 31, 2021, 2020 and 2019, respectively.
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
QVC engages with Zulily, which has been a wholly-owned subsidiary of Qurate Retail since October 2015. Zulily is not part of the results of operations or financial position of QVC presented in this Form 10-K. During the years ended December 31, 2021, 2020 and 2019, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives, and business advisory services. QVC allocated expenses to Zulily of $8 million for each of the years ended December 31, 2021 and 2020, respectively, and $7 million for the year ended December 31, 2019. Zulily allocated expenses of $8 million, $11 million, and $9 million to QVC for the years ended December 31, 2021, 2020, and 2019, respectively.
In September 2020, QVC and Zulily executed a Master Promissory Note ("Promissory Note") whereby Zulily may borrow up to $100 million at a variable interest rate equal to the LIBOR rate plus an applicable margin rate. The Promissory Note matures in September 2030. As of December 31, 2021 and 2020, there were no borrowings on the Promissory Note.

QVC engages with CBI, which is a wholly owned subsidiary of Qurate Retail and prior to the common control transaction between QVC and Qurate Retail, included as part of HSN. CBI is not part of the results of operations or financial position of QVC presented in the accompanying consolidated financial statements. During the years ended December 31, 2021, 2020 and 2019, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $22 million, $23 million and $28 million to CBI for the years ended December 31, 2021, 2020 and 2019, respectively. CBI allocated expenses of $1 million to QVC for each of the years ended December 31, 2021, 2020 and 2019. CBI also repaid a $29 million note receivable to QVC during the year ended December 31, 2019.
On October 17, 2018, QRG announced a series of initiatives designed to better position its QxH business (“QRG Initiatives”). As part of the QRG Initiatives, QVC entered into an agreement to lease a new fulfillment center in Bethlehem, Pennsylvania, which commenced in 2019 (see note 9 to the accompanying consolidated financial statements) and closed its fulfillment centers in Lancaster, Pennsylvania and Roanoke, Virginia in 2021.
On December 30, 2020, the Company and Liberty Interactive LLC ("LIC") completed an internal realignment of the Company's global finance structure that resulted in a common control transaction with Qurate Retail. As part of this realignment and upon entering into a payment agreement, QVC Global Corporate Holdings, LLC ("QVC Global"), a subsidiary of the Company, became the primary co- obligor on LIC’s 3.5% Senior Exchangeable Debentures due 2031 (the “MSI Exchangeables”), which allowed the MSI Exchangeables to be serviced directly by cash generated from the Company’s foreign operations (see note 8 to the accompanying consolidated financial statements). Concurrently, LIC issued a promissory note (“LIC Note”) to the Company with an initial face amount of $1.8 billion, a stated interest rate of 0.48% and a maturity of December 29, 2029. Interest on the LIC Note is paid annually. In addition, Qurate Retail transferred additional assets and liabilities as part of the transaction. The difference between the total assets received and the liabilities assumed was treated as a capital contribution from Qurate Retail as part of the common control transaction. All MSI Exchangeables not surrendered for exchange were redeemed on December 13, 2021.
On October 27, 2021, a notice was issued to all holders to redeem any and all outstanding MSI Exchangeables on December 13, 2021. Bondholders had until the close of business on December 10, 2021 to exchange their bonds. During the fourth quarter of 2021, QVC Global delivered MSI shares, which were acquired pursuant to a forward purchase contract, to holders of the MSI Exchangeables with a fair value of approximately $573 million to settle the exchanges of the MSI Exchangeables. For holders who did not participate in the exchange, their bonds were redeemed on December 13, 2021 at adjusted principal, plus accrued interest and dividend pass-thru for a total cash payment of approximately $1 million. No MSI Exchangeables remain outstanding as of December 31, 2021. As a result of the exchange and the redemption, the Company recorded a loss on extinguishment of debt in the accompanying consolidated statements of operations of $7 million for the year ended December 31, 2021.

On October 27, 2021, QVC amended and restated its senior secured credit facility (the "Fifth Amended and Restated Credit Agreement") which is a multi-currency facility that provides for a $3.25 billion revolving credit facility (see note 8 to the accompanying consolidated financial statements). The Fifth Amended and Restated Credit Agreement may be borrowed by QVC, Zulily, CBI, and QVC Global (collectively, the “Borrowers”). Under the terms of the Fifth Amended and Restated Credit Agreement, the Borrowers are jointly and severally liable for all outstanding borrowings. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of Zulily and CBI. As of December 31, 2021, there was $151 million borrowed by Zulily on the Fifth Amended and Restated Credit Agreement. In December 2021, QVC determined it was necessary to record a liability for the full amount of Zulily's outstanding borrowings (see note 8 to the accompanying consolidated financial statements). There were no borrowings by CBI on the Fifth Amended and Restated Credit Agreement as of December 31, 2021.

On July 12, 2021, the compensation committee of the board of directors of Qurate Retail approved Qurate Retail’s entry into an employment agreement with David Rawlinson II, effective July 12, 2021. Effective August 1, 2021, Mr. Rawlinson began to serve as President and Chief Executive Officer-Elect of Qurate Retail, with Michael A. George continuing as Chief Executive Officer, and effective October 1, 2021, Mr. Rawlinson began to serve as President and Chief Executive Officer of Qurate Retail, with Mr. George assuming the role of Senior Advisor. Mr. Rawlinson concurrently assumed the same positions with QVC. Mr. George resigned from the board of directors effective January 1, 2022, at which time Mr. Rawlinson joined Qurate Retail's board of directors. With respect to his roles at Qurate Retail and QVC, Mr. George stepped down as President effective August 1, 2021 and Chief Executive Officer effective October 1, 2021.
In the fourth quarter of 2018, QVC recorded a charge related to the potential closure of its operations in France. The formal announcement to execute the closure was made in March 2019 and broadcasting for QVC in France was subsequently terminated on March 13, 2019.

Strategies and challenges of business units
The goal of QVC is to extend its leadership in video commerce, e-commerce, mobile commerce and social commerce by continuing to create the world’s most engaging shopping experiences, combining the best of retail, media, and social, highly differentiated from traditional brick-and-mortar stores or transactional e-commerce. QVC provides customers with curated collections of unique products, made personal and relevant by the power of storytelling. We curate experiences, conversations and communities for millions of highly discerning shoppers, and we also reach large audiences, across our many platforms, for our thousands of brand partners.
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

Early decisions by the Biden Administration confirm continuity of a bipartisan consensus in the U.S. government favoring increased confrontation of China in trade practices and economic matters, national security and human rights. The imposition of any new U.S. tariffs or other restrictions on Chinese imports or the taking of other actions against China in the future, and any responses by China, could impair our ability to meet customer demand and could result in lost sales or an increase in our cost of merchandise, which would have a material adverse impact on our business and results of operations.

In December 2019, the COVID-19 pandemic was reported to have surfaced in Wuhan, China and has subsequently spread across the globe, including all of the countries in which QVC operates. Since that time, most local, state and federal governmental agencies imposed various restrictions to prevent the spread of COVID-19, including travel restrictions, local quarantines or stay at home restrictions, and vaccine and testing requirements. The spread of COVID-19 and the various containment measures put in place around the world have resulted in significant disruption to the global economy. In response to these stay at home restrictions, QVC has mandated that all employees work from home when possible and has reduced the number of employees, third parties and visitors who are allowed into its on-site facilities, such as the studios and fulfillment centers. QVC has implemented increased cleaning protocols, social distancing measures and temperature screenings for those employees who enter into certain facilities. In some cases, the move to a work from home arrangement for certain employees will be permanent, which has resulted in the reduction of office space. As a result of these resource constraints, QVC included fewer hours of live programming on some of its secondary channels and has experienced some delays in shipping at certain fulfillment centers. Due to ongoing staffing issues and labor shortages, QVC has increased wages and offered incentives, resulting in additional costs to the company. The inability to control the spread of COVID-19, or the expansion or extension of containment measures, such as stay at home restrictions, could negatively impact our results in the future.

The stay at home restrictions imposed in response to COVID-19 required many traditional brick and mortar retailers to temporarily close their stores, but allowed distance retailers, including QVC, to continue operating. As a result, from the end of the first quarter of 2020 and continuing through the first quarter of 2021, we observed an increase in new customers and an increase in demand for certain categories, such as home. Beginning in the second quarter of 2021, we observed a decline in new customers and a decline in demand for our home product category, while also seeing an increase in demand for our apparel product category.

In addition, there are several potential adverse impacts of COVID-19 that could cause a material negative impact to the Company’s financial results, including its capital and liquidity. These include governmental restrictions on QVC’s ability to continue to operate under stay at home restrictions and produce content; reduced demand for products we sell; decreases in the disposable income of existing and potential new customers; the impacts of any recession and other uncertainties with respect to the continuity of government stimulus programs implemented in response to COVID-19; increased currency volatility resulting in adverse currency rate fluctuations; higher unemployment; labor shortages; and an adverse impact to our supply chain and shipping disruptions for both the products we import and purchase domestically and the products we sell, including essential products experiencing higher demand, due to factory closures, labor shortages and other resource constraints. While the future impact is currently uncertain, the inability to control the spread of COVID-19 could cause any one of these adverse impacts, or combination of adverse impacts, to have a material impact on our financial results.

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

On December 18, 2021, QVC experienced a fire at its Rocky Mount, Inc. fulfillment center in North Carolina. Rocky Mount was the Company’s second-largest fulfillment center, processing approximately 25% to 30% of volume for QVC-U.S., and also served as QVC-U.S.’s primary returns center for hard goods. The building was significantly damaged as a result of the fire and related smoke and will be closed for the foreseeable future. The Company has taken steps to mitigate disruption to operations including diverting inbound orders to its other fulfillment centers and will continue to leverage its existing fulfillment centers in the near-term. For the year ended December 31, 2021, the Company incurred fire related costs including $134 million in loss on inventory, $87 million in loss on fixed assets, and $29 million in other fire related costs, including $21 million of costs that were not fully reimbursable by QVC's insurance policies, primarily related to related to shut-down pay and severance expense, that were netted with expected insurance recoveries (collectively, "Fire related costs, net"). While there can be no assurance, based on the provisions of QVC’s insurance policies and discussions with insurance carriers, the Company has determined that recovery of certain fire related costs is probable, and an insurance receivable balance of $129 million, net of $100 million of insurance proceeds received in advance, has been recorded as of December 31, 2021.

As of the date of this report, we are still in the process of assessing damage to property and inventory and submitting relevant insurance claims. There is approximately $117 million of inventory at the Rocky Mount facility that is currently being assessed for damage and is included in Inventories in the consolidated balance sheet as of December 31, 2021. We anticipate any additional inventory losses will be covered by our insurance policies. We expect to continue to record additional costs and recoveries until the property and inventory assessment is completed and the insurance claim is fully settled. While the Company has started taking steps to minimize the overall impact to the business, we expect a negative impact to net sales as a result of lost inventory as well as increased warehouse and logistics costs in 2022.

Results of Operations- QVC Consolidated
QVC's operating results were as follows:

	Years ended December 31,
(in millions)	2021	2020	2019
Net revenue	$11,354	11,472	10,986
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation, amortization and fire related costs, net shown separately below)	7,368	7,418	7,148
Operating	791	786	768
Selling, general and administrative, excluding transaction related costs and stock-based compensation	1,194	1,211	1,088
Adjusted OIBDA (defined below)	2,001	2,057	1,982
Fire related costs, net	21	—	—
Impairment loss	—	—	147
Transaction related costs	—	—	1
Stock-based compensation	44	37	39
Depreciation	159	171	186
Amortization	270	282	282
Operating income	1,507	1,567	1,327
Other (expense) income:
Equity in losses of investee	(2)	(30)	—
Gains (losses) on financial instruments	8	3	(5)
Interest expense, net	(249)	(257)	(240)
Foreign currency (loss) gain	(9)	6	(3)
Loss on extinguishment of debt	(7)	(42)	—
Other income	11	—	—
	(248)	(320)	(248)
Income before income taxes	1,259	1,247	1,079
Income tax expense	(408)	(337)	(262)
Net income	851	910	817
Less net income attributable to the noncontrolling interest	(64)	(58)	(50)
Net income attributable to QVC, Inc. stockholder	$787	852	767
Net revenue
Net revenue for each of QVC's segments was as follows:

	Years ended December 31,
(in millions)	2021	2020	2019
QxH	$8,277	8,505	8,277
QVC-International	3,077	2,967	2,709
Consolidated QVC	$11,354	11,472	10,986
QVC's consolidated net revenue decreased 1.0% and increased 4.4% for the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior years. The $118 million decrease in 2021 net revenue was primarily due to a 1.3% decrease in units sold driven by QxH, a decline of 0.8% in average selling price per unit ("ASP"), primarily driven by QxH, and a decrease of $18 million in shipping and handling revenue across both segments. These declines were partially offset by an $84 million decrease in estimated product returns, primarily driven by QxH, and $57 million in favorable foreign exchange rates.

For 2020, the $486 million increase in net revenue was primarily due to a 2.6% increase in units sold, a $172 million decrease in estimated product returns, primarily driven by QxH, a $22 million increase in shipping and handling revenue across both segments and $54 million in favorable foreign exchange rates, which was partially offset by a slight decline in average selling price per unit ("ASP").
During the years ended December 31, 2021 and 2020, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

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

The percentage change in net revenue for QVC's segments in U.S. Dollars and in constant currency was as follows:

	Year ended December 31, 2021			Year ended December 31, 2020
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	(2.7)%	—%	(2.7)%	2.8%	—%	2.8%
QVC-International	3.7%	1.9%	1.8%	9.5%	2.0%	7.5%
In 2021, the QxH net revenue decrease was primarily due to a 1.4% decrease in units shipped, a 1.7% decline in ASP and a $12 million decrease in shipping and handling revenue, partially offset by a $60 million decrease in estimated product returns. For the year ended December 31, 2021, QxH experienced shipped sales growth in apparel and accessories with declines in all other categories. The decrease in estimated product returns was primarily driven by a decrease in sales volume partially offset by a shift in product mix to higher return rate categories. QVC-International net revenue growth in constant currency was primarily due to a 1.8% increase in ASP, driven by ASP increases in Japan and the U.K., and a $24 million decrease in estimated product returns driven by Germany. These increases were partially offset by a 0.9% decrease in units shipped. QVC-International experienced shipped sales growth in constant currency in all categories except electronics and beauty.

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

Cost of goods sold (excluding depreciation, amortization and fire related costs, net)
QVC's cost of goods sold as a percentage of net revenue was 64.9%, 64.7%, and 65.1% for years ended December 31, 2021, 2020 and 2019, respectively. The increase in cost of goods sold as a percentage of revenue in 2021 is primarily due to increased warehouse expenses driven by higher wages due to labor shortages and increased freight costs at QxH. These increases were partially offset by decreased obsolescence as a result of less aged inventory at QxH and product margin favorability. Product margin favorability was primarily driven by QVC-International, partially offset by margin pressure at QxH. For 2020, the decrease in cost of goods sold as a percentage of revenue in 2020 is primarily due to strategic promotional and pricing initiatives, which decreased product costs as a percentage of net revenue across both segments and favorable estimated product returns at QxH, which was partially offset by increased fulfillment costs at QxH, primarily related to increased freight charges.

Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses increased $5 million or 1% and $18 million or 2% for the years ended December 31, 2021 and 2020, respectively as compared to the corresponding prior year. Operating expenses were 7.0%, 6.9% and 7.0% of net revenue for the years ended December 31, 2021, 2020 and 2019, respectively.

The increase in 2021 was primarily due to a $9 million increase in customer service expenses, driven by QxH, due to higher labor costs. This increase was partially offset by a decrease in commissions and credit card fees primarily due to lower sales volume at QxH.

The increase in 2020 was primarily due to a $15 million increase in customer service expenses primarily at QxH, a $6 million increase in credit card fees across both segments and a $5 million increase due to unfavorable exchange rates partially offset by a $6 million decrease in commissions, primarily at QxH. The increase in customer service expenses is primarily driven by increased call volume during the year. The increase in credit card fees is primarily due to increased sales and lower sales penetration of our U.S. Private Label Credit Cards, which do not charge certain credit card fees. The decrease in commissions is primarily due to increased digital penetration.

Selling, general and administrative expenses (excluding transaction related costs and stock-based compensation)
QVC's selling, general and administrative expenses (excluding transaction related costs as defined below and stock-based compensation) include personnel, information technology ("IT"), provision for credit losses, production costs, marketing and advertising expenses. Such expenses decreased $17 million to 10.5% of net revenue for the year ended December 31, 2021 as compared to the prior year and increased $123 million to 10.6% of net revenue for the year ended December 31, 2020 as compared to the prior year.

The decrease in 2021 was primarily due to a $74 million decrease in personnel costs across both segments. and a $39 million decrease in estimated credit losses primarily at QxH. These decreases were partially offset by an $80 million increase in marketing costs primarily at QxH, a $9 million increase due to unfavorable exchange rates, and an increase in IT expenses. The decrease related to personnel costs was primarily driven by a decrease to our incentive pay across both segments. The decrease to estimated credit losses was due to lower loss rates in the current year, a favorable shift in product category mix and favorable adjustments of prior periods based on actual collections. The increase in marketing costs in 2021 was driven by greater investment in advertising in addition to the increasing cost of digital marketing.

The increase in 2020 was primarily due to a $111 million increase in personnel costs across both segments, a $53 million increase in online marketing primarily at QxH and $7 million in unfavorable exchange rates. These increases were partially offset by a $34 million decrease in estimated credit losses primarily at QxH, a $14 million decline in outside services primarily at QxH and a $10 million decrease in travel expenses across both segments. The increase related to personnel costs was primarily due to an increase to our estimated incentive pay across both segments and a work from home allowance as a result of COVID-19, which was partially offset by the closure of our operations in France in 2019. The decrease to estimated credit losses was due to favorable adjustments based on actual collections, a decrease in the number of installment counts offered to and taken by customers, enhanced risk screening and a favorable shift in product category mix. The decrease in travel expenses was primarily due to less travel as a result of COVID-19.

Fire related costs, net
Fire related costs, net includes expenses related to the Rocky Mount fulfillment center fire net of expected and received insurance recoveries. QVC recorded $21 million of fire related costs, net for the year ended December 31, 2021 including losses on inventory and fixed assets that were offset by insurance recoveries, as well as costs that were not fully reimbursable by QVC's insurance policies primarily related to shut-down pay and severance expense. There were no fire related costs, net recorded by QVC for the years ended December 31, 2020 and 2019.
Impairment loss
There was no impairment loss recorded by QVC for the years ended December 31, 2021 and 2020. QVC recorded an impairment loss of $147 million for the year ended December 31, 2019, related to the decrease in the fair value of the HSN indefinite-lived tradename within the QxH segment as a result of the quantitative assessment that was performed by the Company (refer to note 6 to the accompanying consolidated financial statements).
Transaction related costs
Transaction related costs include expenses related to the closure of operations in France. There were no transaction related costs recorded by QVC for the years ended December 31, 2021 and 2020. QVC recorded $1 million of transaction related costs for the year ended December 31, 2019.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC recorded $44 million, $37 million and $39 million of stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019, respectively. The increase in 2021 was primarily due to fewer cancellations of restricted stock awards and the issuance of awards to certain officers. There was no significant decrease for 2020.

Depreciation and amortization
Depreciation and amortization consisted of the following:

	Years ended December 31,
(in millions)	2021	2020	2019
Affiliate agreements	$—	2	2
Customer relationships	47	49	49
Other technology	15	15	15
Acquisition related amortization	62	66	66
Property and equipment	159	171	186
Software amortization	101	85	85
Channel placement amortization and related expenses	107	131	131
Total depreciation and amortization	$429	453	468
For the year ended December 31, 2021, property and equipment depreciation decreased primarily due to the sale of QVC's Lancaster and San Antonio facilities during 2021. The increase in software amortization for the year ended December 31, 2021 is due to software additions including QVC's new Enterprise Resource Planning (“ERP”) system. The decrease in channel placement amortization and related expenses for the year ended December 31, 2021 was due to lower subscriber counts. For the year ended December 31, 2020, property and equipment depreciation decreased primarily due to the disposition of assets in France in 2019.
Equity in losses of investee
Prior to September 2021, the Company had a joint venture with CNR Media Group, a limited liability company owned by China National Radio (''CNR''). The Company owned a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS'') that was accounted for as an equity method investment. In September 2021, QVC sold its interest in CNRS which resulted in an immaterial loss for the year ended December 31, 2021 recorded in equity in losses of investee in the accompanying condensed consolidated statements of operations. For the year ended December 31, 2020, as a result of an impairment review, the Company reduced its investment in CNRS by $29 million which was recorded as equity in losses of investee in the consolidated statement of operations.

Gains (losses) on financial instruments
Gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
(in millions)	2021	2020	2019
Exchangeable senior debentures	$(144)
Financial instruments	150
Interest rate swap	2	3	(5)
Gains (losses) on financial instruments	$8	3	(5)
For the year ended December 31, 2021 there was $8 million in gains on financial instruments which increased in comparison to the prior year primarily due to gains on derivative instruments used to hedge upward price fluctuations of the MSI Exchangeables partially offset by losses on the MSI Exchangeables. All MSI Exchangeables not surrendered for exchange were redeemed on December 13, 2021 and the related hedges were unwound in the fourth quarter of 2021 (see "Exchangeable Senior Debentures" below). For the years ended December 31, 2020 and 2019 there was $3 million in gains and $5 million in losses on financial instruments, respectively, which were primarily related to the change in the fair value of the interest rate swaps (see "Interest Rate Swap Arrangements" below).
Interest expense, net
For the years ended December 31, 2021 and 2020, consolidated net interest expense decreased $8 million and increased $17 million, respectively, as compared to the corresponding prior years. The decrease in net interest expense in 2021 is primarily related to related party interest income on the LIC note. The increase in net interest expense in 2020 is primarily related to refinancing our borrowings on our senior secured credit facility with newly issued senior secured notes, which have higher interest rates, partially offset by lower outstanding debt balances due to repayment of amounts outstanding on the senior secured credit facility.
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
Loss on extinguishment of debt
QVC recorded a $7 million loss on extinguishment of debt during the year ended December 31, 2021 primarily due to the exchange and redemption of the MSI Exchangeables. QVC recorded a $42 million loss on extinguishment of debt during the year ended December 31, 2020 due to the redemption of the 5.125% Senior Secured Notes due 2022 (the "2022 Notes"). There was no loss on extinguishment of debt recorded for the year ended December 31, 2019.
Income taxes
Our effective tax rate was 32.4%, 27.0% and 24.3% for the years ended December 31, 2021, 2020 and 2019, respectively. The effective tax rate increased in 2021 in comparison to 2020, due to the impact of the U.S. global intangible low-taxed income rules (which the Company treats as a period cost), relating to the redemption and exchange of all the outstanding MSI Exchangeables during 2021. The effective tax rate increased in 2020 in comparison to 2019, due to the absence of an income tax benefit realized in 2019 as a result of the write-off in 2019 of an investment and notes in a foreign subsidiary.

Adjusted Operating Income before Depreciation and Amortization ("Adjusted OIBDA")
To provide investors with additional information regarding our financial statements, we disclose Adjusted OIBDA, which is a non-GAAP measure. QVC defines Adjusted OIBDA as operating income plus depreciation and amortization, stock-based compensation, fire related costs, net, transaction related costs and impairment loss. QVC's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate the businesses and make decisions about allocating resources among the businesses. QVC believes that this is an important indicator of the operational strength and performance of the segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows QVC to view operating results, perform analytical comparisons and perform benchmarking among its businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S generally accepted accounting principles (" U.S. GAAP").
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

	Years ended December 31,
(in millions)	2021	2020	2019
Operating income	$1,507	1,567	1,327
Depreciation and amortization	429	453	468
Stock-based compensation	44	37	39
Fire related costs, net	21	—	—
Transaction related costs	—	—	1
Impairment loss	—	—	147
Adjusted OIBDA	$2,001	2,057	1,982
QVC Adjusted OIBDA decreased by $56 million and increased by $75 million for the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior year.
The decrease for the year ended December 31, 2021 is due to a $108 million decrease at QxH partially offset by a $52 million increase at QVC-International. The increase for the year ended December 31, 2020 is due to a $64 million increase in QVC-International and an $11 million increase in QxH.
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

Financial Position, Liquidity and Capital Resources
Exchangeable Senior Debentures
3.5% Exchangeable Senior Debentures due 2031
As part of the common control transaction with Qurate Retail that was completed in December 2020, QVC Global, a subsidiary of the Company, became the primary co-obligor of the MSI Exchangeables, exchangeable for common stock of Motorola Solutions, Inc. (“MSI common stock”), and acquired all of the rights and liabilities associated with certain related hedges. The Company elected to account for its MSI Exchangeables using the fair value option. Accordingly, changes in the fair value of these instruments have been recognized as losses on financial instruments in the statements of operations and in other comprehensive income as it relates to instrument specific credit risk on the consolidated statements of comprehensive income. The Company classified for financial reporting purposes the MSI Exchangeables as a current liability as the MSI Exchangeables were exchangeable at the option of the holder at any time.
Prior to 2021, the Company entered into certain derivative transactions in order to hedge against upward price fluctuations on certain shares. Such derivative instruments have been recognized in the other current assets line item in the consolidated balance sheet as of December 31, 2020, and were marked to fair value each reporting period. The changes in fair value have been recognized in (losses) gains on financial instruments in the statement of operations. On October 27, 2021, a notice was issued to all holders to redeem any and all outstanding MSI Exchangeables on December 13, 2021 that were not previously properly surrendered for exchange. The Company terminated such derivative transactions in October 2021 and entered into a forward purchase transaction to acquire shares that were used to settle exchanges of the MSI Exchangeables. All MSI Exchangeables not surrendered for exchange were redeemed on December 13, 2021 and the related forward was unwound in the fourth quarter of 2021. As a result of the exchange and the redemption, the Company recorded a loss on extinguishment of debt in the consolidated statements of operations of $7 million for the year ended December 31, 2021.
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
Senior Secured Credit Facility
On October 27, 2021, QVC entered into the Fifth Amended and Restated Credit Agreement with QVC, Zulily, CBI, and QVC Global, each a direct or indirect wholly owned subsidiary of Qurate Retail. The Fifth Amended and Restated Credit Agreement is a multi-currency facility providing for a $3.25 billion revolving credit facility, with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. The Fifth Amended and Restated Credit Agreement may be borrowed by any Borrower (see note 14 to the accompanying consolidated financial statements), with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings bear interest at either the alternate base rate (“ABR Rate”) or a LIBOR-based rate (or the applicable non-U.S. Dollar equivalent rate) (“Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if Zulily, CBI, QVC Global or any other borrower (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid may be reborrowed. The facility matures on October 27, 2026. Payment of loans may be accelerated following certain customary events of default.
QVC had $2.75 billion available under the terms of the senior secured credit facility at December 31, 2021, on which Zulily and CBI may also borrow. The interest rate on the senior secured credit facility was 1.5% at December 31, 2021.
The payment and performance of the Borrowers’ obligations under the Fifth Amended and Restated Credit Agreement are guaranteed by each of QVC’s, QVC Global’s, Zulily’s and CBI’s Material Domestic Subsidiaries (as defined in the Fifth Amended and Restated Credit Agreement), if any, and certain other subsidiaries of any Borrower that such Borrower has chosen to provide guarantees. Further, the borrowings under the Fifth Amended and Restated Credit Agreement are secured, pari passu with QVC’s existing notes, by a pledge of all of QVC’s equity interests. The borrowings under the Fifth Amended and Restated Credit Agreement are also secured by a pledge of all of Zulily’s and CBI’s equity interests.
The Fifth Amended and Restated Credit Agreement contains certain affirmative and negative covenants, including certain restrictions on the Borrowers and each of their respective restricted subsidiaries (subject to certain exceptions) with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; dissolving, consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; restricting subsidiary distributions; and limiting the Borrowers’ consolidated leverage ratio.
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

Summarized financial information for the most recent annual period was as follows:

Combined Parent-QVC, Inc. and Subsidiary Guarantors
December 31, 2021
Current assets	$2,734
Intercompany receivable from non-guarantor subsidiaries	(3,040)
Note receivable - related party	1,740
Noncurrent assets	9,027
Current liabilities	1,840
Noncurrent liabilities	5,678

Combined Parent-QVC, Inc. and Subsidiary Guarantors
Year ended December 31, 2021
Net revenue	$9,292
Net revenue less cost of goods sold	4,090
Income before taxes	836
Net income	851
Net income attributable to QVC, Inc. Stockholder	787

Other Debt Related Information
QVC was in compliance with all of its debt covenants as of December 31, 2021.
The weighted average interest rate applicable to all of the outstanding debt (excluding finance leases) prior to amortization of bond discounts and related debt issuance costs was 4.7% as of December 31, 2021.
As of December 31, 2021 and 2020, outstanding trade letters of credit totaled $18 million and $13 million, respectively.
There are no restrictions under the debt agreements on QVC's ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or the Fifth Amended and Restated Credit Agreement and (i) with respect to QVC’s senior secured notes, QVC's consolidated leverage ratio would be no greater than 3.5 to 1.0 and (ii) with respect to the Fifth Amended and Restated Credit Agreement, the consolidated leverage ratio for QVC, QVC Global, Zulily and CBI, would be no greater than 4.0 to 1.0. As a result, Qurate Retail will, in many instances, be permitted to rely on QVC's cash flow for servicing Qurate Retail's debt and for other purposes, including repurchases of Qurate Retail's common stock, paying dividends to Qurate Retail's shareholders, including quarterly cash dividends to holders of Qurate Retail's Series A Cumulative Redeemable Preferred Stock (Nasdaq: QRTEP), or to fund acquisitions or other operational requirements of Qurate Retail and its subsidiaries. These events may increase accumulated deficit or require QVC to borrow under the Fifth Amended and Restated Credit Agreement, increasing QVC's leverage and decreasing liquidity. QVC has made significant distributions to Qurate Retail in the past. See “Item 1. Business - Qurate Retail Relationship and Related Party Transactions.”

Interest Rate Swap Arrangements
In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of $1 million and $3 million as of December 31, 2021 and 2020, respectively. The swap arrangement was included in accrued liabilities and other long-term liabilities as of December 31, 2021 and 2020, respectively.
On December 31, 2018, QVC entered into a thirteen month interest rate swap arrangement that effectively converted $250 million of its variable rate bank credit facility to a fixed rate of 1.05% which expired in January 2020.

Changes in the fair value of the swaps are reflected in losses on financial instruments in the accompanying consolidated statements of operations.
General
Historically, QVC's primary sources of cash have been cash provided by operating activities and borrowings. In general, QVC uses this cash to fund its operations, make capital purchases, make dividend payments to Qurate Retail, make interest payments and minimize QVC's outstanding senior secured credit facility balance.
As of December 31, 2021, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
Additional Cash Flow Information
During the year ended December 31, 2021, QVC's primary uses of cash were $963 million of dividends to Qurate Retail, $625 million of payments for issuances of financial instruments, $402 million of principal payments on debt and finance lease obligations, $397 million of capital and television distribution rights expenditures and $60 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,169 million of cash provided by operating activities, $705 million of principal borrowings from the senior secured credit facility and $311 million of proceeds from settlements of financial instruments. As of December 31, 2021, QVC's cash, cash equivalents and restricted cash balance was $519 million.
As of December 31, 2021, $272 million of the $519 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 79% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.

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
The change in cash provided by operating activities for the years ended December 31, 2021 and 2020 compared to the previous corresponding years was primarily due to a change in working capital items. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
As of December 31, 2020, $380 million of the $690 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Approximately 63% of this foreign cash balance was that of QVC-Japan.
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
Other
QVC’s material cash requirements for the next year, outside of normal operating expenses, include the costs to service outstanding debt, expenditures for affiliation agreements with television providers, and capital expenditures expected to be between $210 and $240 million. The Company also may make dividend payments to Qurate Retail. Refer to the off-balance sheet arrangements and aggregate contractual obligations table below for a summary of other material cash requirements. The Company expects that cash on hand and cash provided by operating activities in future periods and outstanding borrowing capacity will be sufficient to fund projected uses of cash.

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
Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of cash requirements, both accrued and off-balance sheet, under our contractual obligations at December 31, 2021 is summarized below:

	Payments due by period
(in millions)	2022	2023	2024	2025	2026	Thereafter	Total
Long-term debt (1)	$—	750	600	600	481	2,500	4,931
Interest payments (2)	236	219	189	161	145	2,423	3,373
Finance lease obligations (including imputed interest)	27	27	26	23	22	67	192
Operating lease obligations	37	29	25	21	20	148	280
Purchase obligations and other (3)	3,209	39	14	7	6	4	3,279
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
For the year ended December 31, 2021, QVC only performed a qualitative assessment for its QxH and QVC-International reporting segments as it was more likely than not that the fair values exceeded the carrying values for each of the reporting units. There was no goodwill impairment recorded for the year ended December 31, 2021.
QVC utilizes a qualitative assessment to evaluate the risk of impairment of indefinite-lived intangible assets. If deemed necessary based on qualitative factors, a quantitative test is used to determine if the carrying value of an indefinite-lived intangible asset exceeds its fair value. If the carrying value exceeds the fair value, an impairment loss is recognized in an amount equal to that excess in accordance with FASB Accounting Standards Codification 350-30-35. There was no impairment loss recorded for the years ended December 31, 2021 and 2020. QVC recorded a $147 million impairment loss related to its HSN indefinite-lived tradename during the year ended December 31, 2019. The carrying value of the HSN indefinite-lived tradename as of December 31, 2021 is $450 million.

The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2021 and 2020 were as follows:

(in millions)	QxH	QVC-International	Total
Balance as of December 31, 2019	$5,112	859	5,971
Exchange rate fluctuations	—	63	63
Balance as of December 31, 2020	5,112	922	6,034
Exchange rate fluctuations	—	(66)	(66)
Balance as of December 31, 2021	$5,112	856	5,968
Retail related adjustments and allowances
QVC records adjustments and allowances for sales returns, inventory obsolescence and uncollectible receivables. Each of these adjustments is estimated based on historical experience. Sales returns are calculated as a percent of sales and are netted against revenue in the consolidated statement of operations. For the years ended December 31, 2021, 2020 and 2019, sales returns represented 15.3%, 15.6% and 17.3% of gross product revenue, respectively. The inventory obsolescence reserve is calculated as a percent of inventory at the end of a reporting period based on, among other factors, the aging of our inventory balance, the likely method of disposition, and the estimated recoverable values based on historical experience of inventory markdowns and liquidation. The change in the reserve is included in cost of goods sold in the consolidated statements of operations. As of December 31, 2021, inventory was $1,355 million, which was net of the obsolescence reserve of $122 million. As of December 31, 2020, inventory was $1,119 million, which was net of the obsolescence reserve of $170 million. The allowance for credit losses is calculated as a percent of accounts receivable at the end of a reporting period, and it is based on historical experience, with the change in such allowance being recorded as a provision for credit losses in selling, general and administrative expenses in the consolidated statements of operations. Trade accounts receivable (including installment payment, credit card and customer receivables) were $1,521 million and $1,630 million, as of December 31, 2021 and 2020, respectively. Allowance for credit losses related to uncollectible trade accounts receivable was $86 million and $108 million as of December 31, 2021 and 2020, respectively. Each of these adjustments requires management judgment. Actual results could differ from management's estimates.
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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at December 31, 2021:

(in millions, except percentages)	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Fixed rate debt (1) (2)	$—	750	600	600	—	2,500	4,450	4,595
Weighted average interest rate on fixed rate debt	—%	4.4%	4.9%	4.5%	—%	5.4%	5.0%	N/A
Variable rate debt (1)	$—	—	—	—	481	—	481	481
Average interest rate on variable rate debt	—%	—%	—%	—%	1.5%	—%	1.5%	N/A
(1) Amounts exclude finance lease obligations and the issue discounts on the 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
(2) Amounts exclude impact related to interest rate swaps, which we have discussed further below.
N/A - Not applicable.
In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of $1 million and less than $3 million as of December 31, 2021 and 2020, respectively. The swap arrangement was included in accrued liabilities and other long-term liabilities as of December 31, 2021 and 2020, respectively.
Changes in the fair value of the swaps are reflected in gains (losses) on financial instruments in the consolidated statements of operations.

Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the years ended December 31, 2021, 2020 and 2019 would have been impacted by approximately $6 million, $5 million, and $5 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The senior secured credit facility provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of December 31, 2021, 2020 and 2019, no borrowings in foreign currencies were outstanding.
Item 8. Financial Statements and Supplementary Data
The consolidated financial statements of QVC are filed under this Item 8, beginning on page II-25. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")
the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
See page II-22 for Management's Report on Internal Control Over Financial Reporting.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

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
The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2021, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company's management has concluded that, as of December 31, 2021, the Company's internal control over financial reporting is effective.
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

Report of Independent Registered Public Accounting Firm
To the Stockholder-Director
QVC, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of QVC, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
Sufficiency of audit evidence over revenue
As discussed in Note 10 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company generated $11,354 million of revenue for the year ended December 31, 2021. Substantially all of QVC’s customer orders, fulfillment and delivery services are dependent upon the use of information technology (IT) systems.
We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter. Evaluating the sufficiency of audit evidence required subjective auditor judgment due to the highly automated nature of certain processes to record revenue that involve interfacing significant volumes of data across multiple IT systems. The complexity of the IT environment required the involvement of IT professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the processing and recording of revenue, including the IT systems tested. We evaluated the design and tested the operating effectiveness of certain internal controls related to the processing and recording of revenue. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain general IT, manual, and automated internal controls over the IT systems used for the processing and recording of revenue, as well as certain internal controls to reconcile information produced by the various systems to the Company’s general ledger. We assessed the revenue recorded by comparing cash receipts, adjusted for reconciling items, to the revenue recorded in the general ledger. We evaluated the sufficiency of audit evidence obtained over revenue by assessing the results of procedures performed, including the appropriateness of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2003.
Philadelphia, Pennsylvania
February 25, 2022

QVC, Inc.
Consolidated Balance Sheets
December 31, 2021 and 2020

(in millions, except share amount)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$510	682
Restricted cash	9	8
Accounts receivable, less allowance for credit losses of $99 at December 31, 2021 and $124 at December 31, 2020 (note 3)	1,645	1,602
Inventories	1,355	1,119
Prepaid expenses and other current assets	180	293
Total current assets	3,699	3,704
Property and equipment, net of accumulated depreciation of $1,354 at December 31, 2021 and $1,544 at December 31, 2020 (note 4)	966	1,178
Operating lease right-of-use assets (note 9)	201	221
Television distribution rights, net (note 5)	145	63
Goodwill (note 6)	5,968	6,034
Other intangible assets, net (note 6)	3,407	3,454
Note receivable - related party (note 14)	1,740	1,825
Other noncurrent assets	62	79
Total assets	$16,188	16,558
Liabilities and equity
Current liabilities:
Current portion of debt and finance lease obligations (note 8)	$20	410
Accounts payable-trade	1,271	1,127
Accrued liabilities (note 7)	1,179	1,302
Total current liabilities	2,470	2,839
Long-term portion of debt and finance lease obligations (note 8)	5,023	4,549
Deferred income taxes (note 12)	636	711
Other long-term liabilities	294	324
Total liabilities	8,423	8,423
Commitments and contingencies (note 13)
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	10,687	10,741
Accumulated deficit	(2,898)	(2,722)
Accumulated other comprehensive loss (note 17)	(146)	(17)
Total QVC, Inc. stockholder's equity	7,643	8,002
Noncontrolling interest	122	133
Total equity	7,765	8,135
Total liabilities and equity	$16,188	16,558
See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Operations
Years ended December 31, 2021, 2020 and 2019

(in millions)	2021	2020	2019
Net revenue	$11,354	11,472	10,986
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation, amortization and fire related costs, net shown separately below)	7,368	7,418	7,148
Operating	791	786	768
Selling, general and administrative, including transaction related costs and stock-based compensation	1,238	1,248	1,128
Depreciation	159	171	186
Amortization	270	282	282
Impairment loss	—	—	147
Fire related costs, net (note 19)	21	—	—
	9,847	9,905	9,659
Operating income	1,507	1,567	1,327
Other (expense) income:
Equity in losses of investee	(2)	(30)	—
Gains (losses) on financial instruments	8	3	(5)
Interest expense, net	(249)	(257)	(240)
Foreign currency (loss) gain	(9)	6	(3)
Loss on extinguishment of debt	(7)	(42)	—
Other income	11	—	—
	(248)	(320)	(248)
Income before income taxes	1,259	1,247	1,079
Income tax expense	(408)	(337)	(262)
Net income	851	910	817
Less net income attributable to the noncontrolling interest	(64)	(58)	(50)
Net income attributable to QVC, Inc. stockholder	$787	852	767

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Comprehensive Income
Years ended December 31, 2021, 2020 and 2019

(in millions)	2021	2020	2019
Net income	$851	910	817
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments, net of tax	(128)	118	1
Recognition of previously unrealized losses on debt, net	3	—	—
Comprehensive loss attributable to debt credit risk adjustments	(19)	—	—
Other comprehensive (loss) income	(144)	118	1
Total comprehensive income	707	1,028	818
Comprehensive income attributable to noncontrolling interest	(49)	(65)	(51)
Comprehensive income attributable to QVC, Inc. stockholder	$658	963	767
See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Cash Flows
Years ended December 31, 2021, 2020 and 2019

(in millions)	2021	2020	2019
Operating activities:
Net income	$851	910	817
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of investee	2	30	—
Deferred income taxes	(82)	(10)	(8)
Foreign currency loss (gain)	9	(6)	3
Depreciation	159	171	186
Amortization	270	282	282
Change in fair value of financial instruments and non-cash interest	(8)	6	12
Impairment loss	—	—	147
Loss on extinguishment of debt	7	42	—
Stock-based compensation	44	37	39
Change in other long-term liabilities	(8)	5	(42)
Other income	(11)	—	—
Other non-cash charges, net	42	39	32
Insurance proceeds received for inventory loss	100	—	—
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	71	229	(10)
(Increase) decrease in inventories	(388)	115	68
Decrease (increase) in prepaid expenses and other current assets	22	(14)	(16)
Increase (decrease) in accounts payable-trade	156	184	(74)
(Decrease) increase in accrued liabilities and other	(67)	214	(114)
Net cash provided by operating activities	1,169	2,234	1,322
Investing activities:
Capital expenditures	(210)	(218)	(291)
Expenditures for television distribution rights	(187)	(56)	(134)
Proceeds from related party note receivable	85	—	—
Proceeds from sale of fixed assets	54	—	—
Other investing activities	8	—	29
Changes in other noncurrent assets	(5)	(5)	(11)
Net cash used in investing activities	(255)	(279)	(407)
Financing activities:
Principal payments of senior secured credit facility and finance lease obligations	(402)	(1,236)	(2,599)
Principal borrowings of debt from senior secured credit facility	705	112	2,496
Principal repayment of senior secured notes	—	(500)	(400)
Payment of premium on redemption of senior secured notes	—	(41)	—
Proceeds from issuance of senior secured notes	—	1,075	500
Payment of debt origination fees	(6)	(15)	(18)
Capital contributions received from Qurate Retail, Inc.	—	—	50
Dividends paid to Qurate Retail, Inc.	(963)	(1,184)	(879)
Dividends paid to noncontrolling interest	(60)	(62)	(40)
Payments for issuances of financial instruments	(625)	—	—
Proceeds from settlements of financial instruments	311	—	—
Other financing activities	(17)	(3)	(4)
Net cash used in financing activities	(1,057)	(1,854)	(894)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(28)	20	(2)
Net (decrease) increase in cash, cash equivalents and restricted cash	(171)	121	19
Cash, cash equivalents and restricted cash, beginning of year	690	569	550
Cash, cash equivalents and restricted cash, end of year	$519	690	569
Supplemental cash flow information:
Cash paid for taxes-to Qurate Retail Inc.	$249	171	209
Cash paid for taxes-other	132	97	87
Cash paid for interest	249	247	238
Non-cash capital additions obtained in exchange for liabilities	—	—	36

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Equity
Years ended December 31, 2021, 2020 and 2019

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2018	1	$—	9,123	(2,269)	(144)	119	6,829
Net income	—	—	—	767	—	50	817
Other comprehensive (loss) income	—	—	—	—	—	1	1
Capital contributions received from Qurate Retail, Inc.	—	—	50	—	—	—	50
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(879)	—	(40)	(919)
Withholding taxes on net share settlements of stock-based compensation	—	—	(4)	—	—	—	(4)
Stock-based compensation	—	—	39	—	—	—	39
Balance, December 31, 2019	1	—	9,208	(2,390)	(144)	130	6,804
Net income	—	—	—	852	—	58	910
Other comprehensive (loss) income	—	—	—	—	111	7	118
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(1,184)	—	(62)	(1,246)
Withholding taxes on net share settlements of stock-based compensation	—	—	(2)	—	—	—	(2)
Stock-based compensation	—	—	37	—	—	—	37
Common control transaction with Qurate Retail, Inc.	—	—	1,498	—	16	—	1,514
Balance, December 31, 2020	1	—	10,741	(2,722)	(17)	133	8,135
Net income	—	—	—	787	—	64	851
Other comprehensive (loss) income	—	—	—	—	(129)	(15)	(144)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(963)	—	(60)	(1,023)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	73	—	—	—	73
Withholding taxes on net share settlements of stock-based compensation	—	—	(20)	—	—	—	(20)
Stock-based compensation	—	—	44	—	—	—	44
Common control transaction with Qurate Retail, Inc.	—	—	(151)	—	—	—	(151)
Balance, December 31, 2021	1	$—	10,687	(2,898)	(146)	122	7,765
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
In the U.S., QVC's televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full-time basis, including QVC, QVC2, QVC3, HSN, and HSN2. The Company's U.S. programming is also available on QVC.com and HSN.com, which we refer to as our "U.S. websites"; virtual multichannel video programming distributors (including Hulu + Live TV, AT&T TV and YouTube TV); applications via streaming video; Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex and Samsung TV Plus; mobile applications; social pages and over-the-air broadcasters.
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
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. QVC-Japan paid dividends to Mitsui of $60 million, $62 million, and $40 million in the years ended December 31, 2021, 2020 and 2019, respectively.
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
In December 2019, a new coronavirus disease ("COVID-19'") pandemic was reported to have surfaced in Wuhan, China and has subsequently spread across the globe, including all of the countries in which QVC operates. Since that time, most local, state and federal governmental agencies imposed various restrictions to prevent the spread of COVID-19, including travel restrictions, local quarantines or stay at home restrictions, and vaccine and testing requirements. The spread of COVID-19 and the various containment measures put in place around the world have resulted in significant disruption to the global economy.
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
(2) Summary of Significant Accounting Policies
(a) Cash and cash equivalents
All highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents were $124 million and $240 million at December 31, 2021 and 2020, respectively. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair values (Level 1). See note 15.
(b) Restricted cash
Restricted cash at December 31, 2021 and 2020 primarily includes a cash deposit with a third party trustee that provides financial assurance that the Company will fulfill its obligations in relation to claims under its workers' compensation policy.
(c) Accounts receivable
Accounts receivable, net primarily includes amounts owed to the company from customers and from credit card clearing houses net of an allowance for credit losses. The allowance for credit losses is calculated as a percent of accounts receivable at the end of a reporting period, and is based on historical experience, with the change in such allowance being recorded as a provision for credit losses in selling, general and administrative expenses in the consolidated statements of operations. A provision for noncustomer bad debt expense, related to amounts due from vendors for unsold and returned products, is calculated based on an estimate of the probable expected losses and is included in cost of goods sold. See note 3.

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
(e) Leases
Leases with an initial term of 12 months or less are not recorded on the balance sheet. Leases with an initial term greater than 12 months are classified as either finance or operating. Finance leases are generally those that we substantially use or pay for the entire asset over its estimated useful life and are recorded in Property and Equipment. All other leases are categorized as operating leases and recorded in Operating lease right-of-use assets.
Right-of-use assets and lease liabilities are recognized for both Finance and Operating leases based on the present value of future lease payments using our incremental borrowing rate.
Operating lease right-of-use assets are amortized on a straight line basis over the term of the lease. Finance lease right-of-use assets are amortized over the shorter of the estimated useful life or the lease term. Finance lease interest is recognized using the effective interest method over the lease term.
(f) Property and equipment
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
(g) Capitalized interest
The Company capitalizes interest cost incurred on debt during the construction of major projects exceeding one year. Capitalized interest was not material to the consolidated financial statements for any periods presented.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(h) Internally developed software
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
(i) Goodwill and Intangible Assets
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

(j) Translation of foreign currencies
Assets and liabilities of foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustments, net of applicable income taxes, are recorded as a component of accumulated other comprehensive loss in equity.

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
(k) Revenue recognition
Revenue is recognized at the time of shipment to customers. The Company's general policy is to allow customers the right to return merchandise. An allowance for returned merchandise is provided at the time revenue is recorded as a percentage of sales based on historical experience. Refer to note 10 for further explanation.
(l) Cost of goods sold
Cost of goods sold primarily includes actual product cost, provision for obsolete inventory, buying allowances received from suppliers, shipping and handling costs and warehouse costs.
(m) Advertising costs
Advertising costs are expensed as incurred. Advertising costs amounted to $288 million, $208 million and $153 million for the years ended December 31, 2021, 2020 and 2019, respectively. These costs were included in selling, general and administrative expenses in the consolidated statements of operations.
(n) Stock-based compensation
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
(o) Impairment of long-lived assets
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
(p) Derivatives
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
(q) Income taxes
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
(r) Noncontrolling interest
The Company reports the noncontrolling interest of QVC-Japan within equity in the consolidated balance sheets and the amount of consolidated net income attributable to the noncontrolling interest is presented in the consolidated statements of operations.
(s) Common control transaction
In December 2021, QVC determined it was necessary to record a liability for Zulily's outstanding borrowings on the Fifth Amended and Restated Credit Agreement (see note 8). As QVC and Zulily are both wholly-owned subsidiaries of Qurate Retail this was recorded as an equity transaction with an entity under common control. QVC recorded a $151 million liability which was treated as a return of capital in the consolidated statement of equity.
On December 30, 2020, the Company and Liberty Interactive LLC ("LIC") completed an internal realignment of the Company's global finance structure that resulted in a common control transaction with Qurate Retail. As part of this realignment and upon entering into a payment agreement, QVC Global Corporate Holdings, LLC ("QVC Global"), a subsidiary of the Company, became the primary co- obligor on LIC’s 3.5% Senior Exchangeable Debentures Due 2031 (the “MSI Exchangeables”), which caused the MSI Exchangeables to be serviced directly by cash generated from the Company’s foreign operations. Concurrently, LIC issued a promissory note (“LIC Note”) to the Company with an initial face amount of $1.8 billion, a stated interest rate of 0.48% and a maturity of December 29, 2029. Interest on the LIC Note is paid annually. In addition, Qurate Retail transferred additional assets and liabilities as part of the transaction. The difference between the total assets received and the liabilities assumed was treated as a capital contribution from Qurate Retail as part of the common control transaction, which is summarized as follows (in millions):

Note receivable	$1,825
Prepaid expenses and other current assets	91
Current portion of debt	(397)
Accrued liabilities	(5)
Accumulated other comprehensive loss	(16)
Capital contribution from Qurate Retail	$1,498

The assets and liabilities as part of this common control transaction did not result in a change to the reporting entity, therefore the accounting impacts of the common control transaction are recorded on a prospective basis. All MSI Exchangeables not surrendered for exchange were subsequently redeemed on December 13, 2021 (see note 8)

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(t) Investment in affiliate
In 2012, the Company entered into a joint venture with CNR Media Group, a limited liability company owned by China National Radio ("CNR"). The Company owned a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. ("CNRS") that was accounted for as an equity method investment as a component of other noncurrent assets on the consolidated balance sheets and equity in losses of investee in the consolidated statements of operations. During the year ended December 31, 2021, QVC sold its interest in CNRS which resulted in an immaterial loss for the year ended December 31, 2021 recorded in equity in losses of investee in the condensed consolidated statements of operations.
As of December 31, 2020 the investment in CNRS was $10 million and is classified within other noncurrent assets on the consolidated balance sheets. During the year ended December 31, 2020, as a result of an impairment review, the Company reduced its investment in CNRS by $29 million which was recorded in equity in losses of investee in the consolidated statement of operations.
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
(3) Accounts Receivable
The Company offers an installment payment option in all of our markets other than Japan (known as Easy-Pay for the QVC brand in the U.S. and the U.K.; Q-Pay in Germany and Italy and FlexPay for the HSN brand). The installment payment option permits customers to pay for items in two or more installments. When the installment payment option is offered by QVC and elected by the customer, the first installment is typically billed to the customer's credit card and a receivable is recorded for the outstanding amount upon shipment. Generally, the customer's account is subsequently billed in additional monthly installments until the total purchase price of the products has been billed by the Company.
In 2014, the Company amended and restated its agreement with a large consumer financial services company (the "Bank") pursuant to which the Bank provides revolving credit directly to QVC's customers for the sole purpose of purchasing merchandise or services with a private label credit card ("PLCC") company in the U.S. The agreement with the Bank was amended and restated in March 2017 and December 2018 related to its QVC brand. In December 2018, the Company entered into a separate agreement with the Bank for its HSN brand. The Company receives a portion of the net economics of the credit card program. The Company cannot predict the extent to which customers will use the PLCC, nor the extent that they will make payments on their outstanding balances. PLCC income of $144 million, $140 million and $124 million was recorded in net revenue during the years ended December 31, 2021, 2020 and 2019, respectively.
The Company also accepts major credit cards for its sales. Accounts receivable from major credit cards represents amounts owed to QVC from the credit card clearing houses for amounts billed but not yet collected.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
Accounts receivable consisted of the following:

	December 31,
(in millions)	2021	2020
Installment payment option	$1,284	$1,368
Major credit cards and customers	237	262
Trade accounts receivable	1,521	1,630
Other receivables (1)	223	96
Accounts receivable	1744	1726
Less allowance for credit losses	(99)	(124)
Accounts receivable, net	$1,645	1,602
(1) Includes $129 million insurance receivable as of 12/31/2021 related to the Rocky Mount fire (see note 19).
A summary of activity in the allowance for credit losses was as follows:

(in millions)	Balance beginning of year	Additions- charged to expense	Deductions- write-offs	Balance end of year
2021	$124	49	(74)	99
2020	123	89	(88)	124
2019	112	124	(113)	123
The carrying value of accounts receivable, adjusted for the reserves described above, approximates fair value as of December 31, 2021 and 2020.
(4) Property and Equipment, Net
Property and equipment consisted of the following:

	December 31,		Estimated useful
(in millions)	2021	2020	life
Land	$116	129	N/A
Buildings and improvements	1,010	1,214	8 - 20 years
Furniture and other equipment	632	790	2 - 8 years
Broadcast equipment	167	169	2 - 5 years
Computer equipment	179	211	2 - 3 years
Transponders and terrestrial transmitter (note 9)	172	174	2 - 10 years
Projects in progress	44	35	N/A
Property and equipment	2,320	2,722
Less: accumulated depreciation	(1,354)	(1,544)
Property and equipment, net	$966	1,178
N/A - Not applicable.
Disposal of assets reduced property and equipment by $418 million and $46 million for the years ended December 31, 2021 and 2020, respectively. The disposal of assets for the year ended December 31, 2021 included assets that were damaged in the Rocky Mount distribution center fire (see note 19) as well as property and equipment related to the sales of QVC's Lancaster and San Antonio facilities. The loss on fixed assets associated with the Rocky Mount fire was offset by expected insurance recoveries. There was no material gain or loss associated with the sales of QVC's facilities.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(5) Television Distribution Rights, Net
Television distribution rights consisted of the following:

		December 31,
(in millions)	2021	2020
Television distribution rights	$818	814
Less accumulated amortization	(673)	(751)
Television distribution rights, net	$145	63
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
Television distribution rights are amortized using the straight-line method over the lives of the individual agreements. The remaining weighted average lives of the television distribution rights was approximately 1.8 years as of December 31, 2021. Amortization expense for television distribution rights was $107 million for the year ended December 31, 2021 and $133 million for each of the years ended December 31, 2020 and 2019.
As of December 31, 2021, related amortization expense for each of the next five years ending December 31 was as follows (in millions):

2022	$112
2023	28
2024	4
2025	1
2026	—
In return for carrying QVC's signals, each programming distributor in the U.S. receives an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs and from certain internet sales to customers located in the programming distributors' service areas. In Germany, Japan, the U.K., and Italy, programming distributors predominately receive an agreed-upon annual fee, a monthly fee per subscriber regardless of the net sales, a variable percentage of net sales or some combination of the above arrangements. The Company recorded expense related to these commissions of $349 million for each the years ended December 31, 2021 and 2020 and $350 million for the year ended December 31, 2019, which is included as part of operating expenses in the consolidated statements of operations.
(6) Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill by operating segment (note 16) for the years ended December 31, 2021 and 2020 were as follows:

(in millions)	QxH	QVC-International	Total
Balance as of December 31, 2019	$5,112	859	5,971
Exchange rate fluctuations	—	63	63
Balance as of December 31, 2020	5,112	922	6,034
Exchange rate fluctuations	—	(66)	(66)
Balance as of December 31, 2021	$5,112	856	5,968

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
For the years ended December 31, 2021, 2020 and 2019, QVC performed a qualitative assessment for its QxH and QVC-International reporting units as it was more likely than not that the fair values exceeded the carrying values for each of the reporting units. There was no goodwill impairment recorded during the years ended December 31, 2021, 2020 or 2019.
Other intangible assets consisted of the following:

December 31,
	2021			2020			Weighted average remaining life (years)
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$945	(659)	286	952	(663)	289	2.4
Affiliate and customer relationships	2,832	(2,598)	234	2,845	(2,564)	281	5.0
Debt origination fees	9	—	9	10	(4)	6	4.8
Tradenames (indefinite life)	2,878	—	2,878	2,878	—	2,878	N/A
	$6,664	(3,257)	3,407	6,685	(3,231)	3,454
N/A - Not applicable.
Disposal of assets reduced gross other intangible assets by $116 million and $48 million for the years ended December 31, 2021 and 2020, respectively.
Amortization expense for other intangible assets was $163 million for the year ended December 31, 2021 and $149 million for each of the years ended December 31, 2020 and 2019.
For 2021, the Company utilized a qualitative impairment assessment for both the QVC and HSN tradenames and there were no impairment losses recorded during the years ended December 31, 2021 and 2020. For 2019, the company utilized a qualitative impairment assessment for the QVC tradename and a quantitative assessment for the HSN tradename. The company utilizes a relief from royalty method to determine the fair value. As of December 31, 2019, the HSN tradename within the QxH segment, with a carrying amount of $597 million, was written down to its fair value of $450 million resulting in an impairment charge of $147 million, which is reflected in impairment loss in the consolidated statement of operations. These fair value measurements are Level 3 fair value measurements based on unobservable inputs. Accumulated impairment loss as of December 31, 2021 is $177 million.
As of December 31, 2021, the related amortization and interest expense for each of the next five years ending December 31 was as follows (in millions):

2022	$179
2023	149
2024	104
2025	49
2026	48

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(7) Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
(in millions)	2021	2020
Accounts payable non-trade	$364	408
Allowance for sales returns	242	267
Accrued compensation and benefits	151	214
Income taxes	132	98
Other	290	315
	$1,179	1,302
(8) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following:

	December 31,
(in millions)	2021	2020
3.5% Exchangeable Senior Debentures due 2031	$—	393
4.375% Senior Secured Notes due 2023, net of original issue discount	750	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	600
4.45% Senior Secured Notes due 2025, net of original issue discount	599	599
4.75% Senior Secured Notes due 2027	575	575
4.375% Senior Secured Notes due 2028	500	500
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
6.375% Senior Secured Notes due 2067	225	225
6.25% Senior Secured Notes due 2068	500	500
Senior secured credit facility (1)	481	—
Finance lease obligations (note 9)	157	168
Less debt issuance costs, net	(43)	(50)
Total debt and finance lease obligations	5,043	4,959
Less current portion	(20)	(410)
Long-term portion of debt and finance lease obligations	$5,023	4,549
(1) Includes $151 million of Zulily's outstanding borrowings as of December 31, 2021.
Exchangeable Senior Debentures
3.5% Exchangeable Senior Debentures due 2031
As part of the common control transaction with Qurate Retail that was completed in December 2020, QVC Global, a subsidiary of the Company, became the primary co-obligor of the MSI Exchangeables, exchangeable for common stock of Motorola Solutions, Inc. (“MSI common stock”), and acquired all of the rights and liabilities associated with certain related hedges. The Company elected to account for its MSI Exchangeables using the fair value option. Accordingly, changes in the fair value of these instruments have been recognized as losses on financial instruments in the statements of operations and in other comprehensive income as it relates to instrument specific credit risk on the consolidated statements of comprehensive income. The Company classified the MSI Exchangeables as a current liability for financial reporting purposes as the MSI Exchangeables were exchangeable at the option of the holder at any time.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
Although we did not own underlying shares, the Company entered into certain derivative transactions in order to hedge against upward price fluctuations on certain shares of MSI common stock. Such derivative instruments were recognized in the other current assets line item in the condensed consolidated balance sheets, and marked to fair value each reporting period. The changes in fair value have been recognized in gains (losses) on financial instruments in the condensed statement of operations.
On October 27, 2021, a notice was issued to all holders to redeem any and all outstanding MSI Exchangeables on December 13, 2021. Bondholders had until the close of business on December 10, 2021 to exchange their bonds. During the fourth quarter of 2021, QVC Global delivered MSI shares, which were acquired pursuant to a forward purchase contract, to holders of the MSI Exchangeables with a fair value of approximately $573 million to settle the exchanges of the MSI Exchangeables. For holders who did not participate in the exchange, their bonds were redeemed on December 13, 2021 at adjusted principal, plus accrued interest and dividend pass-thru for a total cash payment of approximately $1 million. No MSI Exchangeables remain outstanding as of December 31, 2021. As a result of the exchange and the redemption, the Company recorded a loss on extinguishment of debt in the consolidated statements of operations of $7 million for the year ended December 31, 2021.

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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
Senior Secured Credit Facility
On October 27, 2021, QVC entered into the Fifth Amended and Restated Credit Agreement with QVC, Zulily, CBI, and QVC Global, each a direct or indirect wholly owned subsidiary of Qurate Retail, as borrowers (collectively, the “Borrowers”). The Fifth Amended and Restated Credit Agreement is a multi-currency facility providing for a $3.25 billion revolving credit facility, with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. The Fifth Amended and Restated Credit Agreement may be borrowed by any Borrower (see note 14), with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings bear interest at either the alternate base rate (“ABR Rate”) or a LIBOR-based rate (or the applicable non-U.S. Dollar equivalent rate) (“Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if Zulily, CBI, QVC Global or any other borrower (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid may be reborrowed. The facility matures on October 27, 2026. Payment of loans may be accelerated following certain customary events of default.
In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the senior secured credit facility plus any additional amount it expects to repay on behalf of Zulily or CBI. As of December 31, 2021, there was $151 million borrowed by Zulily on the senior secured credit facility and QVC determined it was necessary to record a liability for the full amount. As part of the common control transaction (see note 2(s)) with Qurate Retail in December 2021, QVC recorded a liability for $151 million of Zulily's outstanding borrowings included in the long-term portion of debt and finance lease obligations on the consolidated balance sheet.
QVC had $2.75 billion available under the terms of the senior secured credit facility at December 31, 2021, on which Zulily and CBI may also borrow. The interest rate on the senior secured credit facility was 1.5% at December 31, 2021.
The payment and performance of the Borrowers’ obligations under the Fifth Amended and Restated Credit Agreement are guaranteed by each of QVC’s, QVC Global’s, Zulily’s and CBI’s Material Domestic Subsidiaries (as defined in the Fifth Amended and Restated Credit Agreement), if any, and certain other subsidiaries of any Borrower that such Borrower has chosen to provide guarantees. Further, the borrowings under the Fifth Amended and Restated Credit Agreement are secured, pari passu with QVC’s existing notes, by a pledge of all of QVC’s equity interests. The borrowings under the Fifth Amended and Restated Credit Agreement are also secured by a pledge of all of Zulily’s and CBI’s equity interests.
The Fifth Amended and Restated Credit Agreement contains certain affirmative and negative covenants, including certain restrictions on the Borrowers and each of their respective restricted subsidiaries (subject to certain exceptions) with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; dissolving, consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; restricting subsidiary distributions; and limiting the Borrowers’ consolidated leverage ratio.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
Five Year Maturities
The annual principal maturities of QVC's debt, based on stated maturity dates, for each of the next five years are as follows:

(in millions)	Debt (1)
2022	$—
2023	750
2024	600
2025	600
2026	481
(1) Amounts exclude finance lease obligations (see Note 9) and the issue discounts on the 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
Interest Rate Swap Arrangements
In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of $1 million and $3 million as of December 31, 2021 and 2020, respectively. The swap arrangement was included in accrued liabilities and other long-term liabilities as of December 31, 2021 and 2020, respectively.
On December 31, 2018, QVC entered into a thirteen month interest rate swap arrangement that effectively converted $250 million of its variable rate bank credit facility to a fixed rate of 1.05% which expired in January 2020.

Changes in the fair value of the swaps are reflected in gains (losses) on financial instruments in the consolidated statements of operations.
Other Debt Related Information
QVC was in compliance with all of its debt covenants as of December 31, 2021.
The weighted average interest rate applicable to all of the outstanding debt (excluding finance leases) prior to amortization of bond discounts and related debt issuance costs was 4.7% as of December 31, 2021.
As of December 31, 2021 and 2020, outstanding trade letters of credit totaled $18 million and $13 million, respectively.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(9) Leases
The Company has finance lease agreements with transponder and transmitter network suppliers for the right to transmit its signals in the U.S. and Germany. The Company is also party to a finance lease agreement for a warehouse. QVC also has leases for data processing equipment, facilities, office space and land that are classified as operating leases. Our leases have remaining lease terms of less than 1 year to 13 years, some of which may include the option to extend or terminate the leases.
The components of lease cost for the years ended December 31, 2021, 2020 and 2019, were as follows:

		Year ended December 31,
(in millions)	2021	2020	2019
Finance lease cost
Depreciation of leased assets	$19	19	20
Interest on lease liabilities	8	8	9
Total finance lease cost	27	27	29
Operating lease cost	42	39	32
Total lease cost	$69	66	61
The remaining weighted-average lease term and the weighted-average discount rate were as follows:

December 31, 2021
Weighted-average remaining lease term (years):
Finance leases	7.7
Operating leases	10.5
Weighted-average discount rate:
Finance leases	5.2%
Operating leases	6.0%
Supplemental balance sheet information related to leases was as follows:

	December 31,
(in millions)	2021	2020
Operating Leases:
Operating lease right-of-use assets	$201	221
Accrued liabilities	$26	25
Other long-term liabilities	177	195
Total operating lease liabilities	$203	220
Finance Leases:
Property and equipment	$277	278
Accumulated depreciation	(151)	(141)
Property and equipment, net	$126	137
Current portion of debt and finance lease obligations	$20	18
Long-term portion of debt and finance lease obligations	137	150
Total finance lease liabilities	$157	168

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
Supplemental cash flow information related to leases for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Year ended December 31,
(in millions)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating lease	$38	44	35
Operating cash flows for finance leases	8	8	9
Financing cash flows for finance leases	18	18	22
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	11	31	151
Finance leases	$11	—	16
Future payments under noncancelable operating leases and finance leases with initial terms of one year or more as of December 31, 2021 consisted of the following:

(in millions)	Finance leases	Operating leases	Total leases
2022	$27	37	64
2023	27	29	56
2024	26	25	51
2025	23	21	44
2026	22	20	42
Thereafter	67	148	215
Total lease payments	192	280	472
Less: imputed interest	(35)	(77)	(112)
Total lease liabilities	$157	203	360
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(10) Revenue
Disaggregated revenue by segment and product category consisted of the following:

	Year ended December 31, 2021
(in millions)	QxH	QVC-International	Total
Home	$3,278	1,237	4,515
Beauty	1,223	723	1,946
Apparel	1,291	492	1,783
Accessories	980	265	1,245
Electronics	964	119	1,083
Jewelry	359	228	587
Other revenue	182	13	195
Total net revenue	$8,277	3,077	11,354

	Year ended December 31, 2020
(in millions)	QxH	QVC-International	Total
Home	$3,529	1,199	4,728
Beauty	1,261	724	1,985
Apparel	1,170	437	1,607
Accessories	944	260	1,204
Electronics	1,069	122	1,191
Jewelry	363	216	579
Other revenue	169	9	178
Total net revenue	$8,505	2,967	11,472

	Year ended December 31, 2019
(in millions)	QxH	QVC-International	Total
Home	$3,053	1,010	4,063
Beauty	1,304	659	1,963
Apparel	1,291	439	1,730
Accessories	919	262	1,181
Electronics	1,142	104	1,246
Jewelry	402	221	623
Other revenue	166	14	180
Total net revenue	$8,277	2,709	10,986

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

The total reduction in net revenue due to returns for the years ended December 31, 2021, 2020 and 2019 aggregated to $1,922 million, $1,976 million and $2,138 million, respectively.
A summary of activity in the allowance for sales returns, recorded on a gross basis for the years ended December 31, 2021, 2020 and 2019 was as follows:

(in millions)	Balance beginning of year	Additions- charged to earnings	Deductions	Balance end of year
2021	$267	1,922	(1,947)	242
2020	238	1,976	(1,947)	267
2019	242	2,138	(2,142)	238

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(11) Stock-Based Compensation
Certain QVC employees and officers may receive stock options ("Options") and restricted stock units ("RSUs") in Series A Qurate Retail common stock (“QRTEA”) in accordance with Qurate Retail's Incentive Plan (the "Qurate Incentive Plan").
In 2021, holders of QRTEA shares received a special cash dividend ("Special Cash Dividend") in the amount of $1.25 per common share. As a result, the outstanding Options of QRTEA were adjusted pursuant to the anti-dilution provisions of the Qurate Incentive Plans under which the Options were granted. Adjustments to the exercise prices and the numbers of shares subject to the original awards were made to preserve the intrinsic values prior to each Special Cash Dividend. Outstanding RSUs received the Special Cash Dividend which was subject to the same vesting schedules as those applicable to the corresponding original QRTEA RSU.

(a) Stock options
A summary of the activity of the Qurate Incentive Plans with respect to the QRTEA Options granted to QVC employees and officers as of and during the year ended December 31, 2021 is presented below:

	Options	Weighted average exercise price	Aggregate intrinsic value (000s)	Weighted average remaining life (years)
Outstanding as of January 1, 2021	24,546,114	$10.98	$60,652	3.9
Granted	1,949,619	11.45
Exercised	(2,201,183)	5.64
Forfeited	(2,986,048)	12.87
Special Cash Dividend anti-dilution adjustment	3,625,561	9.64
Outstanding as of December 31, 2021	24,934,063	9.65	31,372	3.3
Exercisable as of December 31, 2021	17,023,527	$11.56	7,811	2.3
Upon employee exercise of the Options, the exercise price is remitted to Qurate Retail in exchange for the shares. The aggregate intrinsic value of all Options exercised was $15 million during the year ended December 31, 2021 and $2 million for each of the years ended December 31, 2020 and 2019.
The weighted average fair value at date of grant of a QRTEA Option granted during the years ended December 31, 2021, 2020 and 2019 was $5.70, $1.97 and $4.08, respectively.
During the years ended December 31, 2021, 2020 and 2019, the fair value of each QRTEA Option was determined as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2021	2020	2019
Expected volatility	57.0%	46.8%	30.1%
Expected term (years)	5.8	5.7	5.7
Risk free interest rate	1.0%	0.7%	2.2%
Expected dividend yield	—	—	—
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
During the years ended December 31, 2021, 2020 and 2019, the Company recorded $9 million, $17 million and $22 million, respectively, of stock-based compensation expense related to the Options. As of December 31, 2021, the total unrecognized compensation cost related to unvested Options was $15 million. Such amount will be recognized in the Company's consolidated statement of operations over a weighted average period of 2.5 years.
(b) Restricted stock units
A summary of the activity of the Qurate Incentive Plans with respect to the QRTEA RSUs granted to QVC employees and officers as of and during the year ended December 31, 2021 is presented below:

	Restricted shares	Weighted average grant date fair value
Outstanding as of January 1, 2021	6,734,989	$7.04
Granted	5,095,154	11.58
Vested	(3,157,337)	8.11
Forfeited	(575,342)	8.70
Outstanding as of December 31, 2021	8,097,464	9.36
During the years ended December 31, 2021, 2020 and 2019, the Company recorded $32 million, $16 million and $17 million, respectively, of stock-based compensation expense related to these awards. As of December 31, 2021, the total unrecognized compensation cost related to unvested RSUs of common stock was $53 million. Such amount will be recognized in the Company's consolidated statement of operations over a weighted average period of 2.7 years.
Fair value of RSUs is calculated based on the market price on the day of the granted shares. The weighted average grant date fair value of the QRTEA RSUs granted to QVC employees and officers during the years ended December 31, 2021, 2020 and 2019 was $11.58, $4.51, and $16.83, respectively.
The aggregate fair value of all RSUs of common stock that vested during the years ended December 31, 2021, 2020 and 2019 was $38 million, $7 million and $16 million, respectively.
As of December 31, 2021, the Company had approximately 117,000 unvested RSUs of Qurate Retail 8.0% Series A Cumulative Redeemable Preferred Stock held by certain officers and employees of the Company. During the year ended December 31, 2021, the Company recorded an incremental $3 million of stock-based compensation expense related to these shares and the total incremental unrecognized compensation cost related to these awards as of December 31, 2021 was $4 million. Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of 2.2 years.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(12) Income Taxes
Income tax expense consisted of the following:

	Years ended December 31,
(in millions)	2021	2020	2019
Current:
U.S. federal	$329	187	141
State and local	44	55	37
Foreign jurisdictions	116	104	93
Total	489	346	271
Deferred:
U.S. federal	(66)	(15)	(11)
State and local	(13)	21	3
Foreign jurisdictions	(2)	(15)	(1)
Total	(81)	(9)	(9)
Total income tax expense	$408	337	262
Pre-tax income was as follows:

	Years ended December 31,
(in millions)	2021	2020	2019
QxH	$883	931	843
QVC-International	376	316	236
Consolidated QVC	$1,259	1,247	1,079
Total income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 21% in 2021, 2020 and 2019, as a result of the following:

	Years ended December 31,
	2021	2020	2019
Provision at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.9	4.2	2.9
Foreign taxes	1.4	2.0	1.0
Write-off of investment and notes of foreign subsidiary	—	—	(3.1)
Valuation allowance	1.0	0.4	3.2
Tax on foreign earnings, net of federal tax benefits	5.0	(0.4)	(0.2)
Other permanent differences	2.3	0.4	0.4
Corporate restructuring	—	0.9	—
Impact of foreign currency tax regulation	—	—	(0.7)
Other, net	(0.2)	(1.5)	(0.2)
Total income tax expense	32.4%	27.0%	24.3%
During the fourth quarter of 2021, the Company, through a wholly owned foreign subsidiary, recognized income related to the exchange and redemption of the outstanding MSI Exchangeables and the extinguishment of related hedges. The income is subject to tax under the U.S Global Intangible Low-taxed Income (“GILTI”) rules. The tax effect of this GILTI income including the federal tax benefit of related foreign tax credits, is treated by the Company as a period cost. In addition, the Company recorded a U.S. federal tax benefit for foreign derived intangible income deductions claimed on royalty income recognized by the Company in the U.S. during 2021. The tax effect of these items is included in Tax on foreign earnings, net of federal tax benefits in the above table.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

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

The tax effects of temporary differences that gave rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
(in millions)	2021	2020
Deferred tax assets:
Accounts receivable, principally due to the allowance for credit losses and related reserves for the uncollectible accounts	$21	28
Inventories, principally due to obsolescence reserves and additional costs of inventories for tax purposes pursuant to the Tax Reform Act of 1986	32	37
Allowance for sales returns	30	28
Deferred revenue	99	5
Deferred compensation	10	32
Unrecognized federal and state tax benefits	15	14
Net operating loss and other carryforwards	116	116
Foreign tax credits carryforward	54	48
Lease obligations	63	69
Cumulative translation of foreign currencies	8	7
Accrued liabilities	10	8
Other	19	14
Subtotal	477	406
Valuation allowance	(171)	(166)
Total deferred tax assets	306	240
Deferred tax liabilities:
Depreciation and amortization	(838)	(853)
Lease assets	(57)	(64)
Other receivable	(11)	—
Total deferred tax liabilities	(906)	(917)
Net deferred tax liability	$(600)	(677)

In the above table, valuation allowances exist due to the uncertainty of whether or not the benefit of certain U.S. federal and foreign tax credits and losses will ultimately be utilized for income tax purposes. The 2021 net deferred tax liability above includes deferred tax assets of $37 million relating to foreign jurisdictions which are included within other noncurrent assets in the consolidated balance sheet and deferred tax liabilities of $637 million in domestic jurisdictions which are included within deferred income taxes in the consolidated balance sheet. The 2020 net deferred tax liability above includes deferred tax assets of $34 million relating to foreign jurisdictions which are included within other noncurrent assets in the consolidated balance sheet and deferred tax liabilities of $711 million in domestic jurisdictions which are included within deferred income taxes in the consolidated balance sheet.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
The Company is party to a Tax Liability Allocation and Indemnification Agreement (the "Tax Agreement") with Qurate Retail. The Tax Agreement establishes the methodology for the calculation and payment of income taxes in connection with the consolidation of the Company with Qurate Retail for income tax purposes. Generally, the Tax Agreement provides that the Company will pay Qurate Retail an amount equal to the tax liability, if any, that it would have if it were to file as a consolidated group separate and apart from Qurate Retail, with exceptions for the treatment and timing of certain items, including but not limited to deferred intercompany transactions, credits, and net operating and capital losses. To the extent that the separate company tax expense is different from the payment terms of the Tax Agreement, the difference is recorded as either a dividend or capital contribution. These differences are related primarily to foreign tax credits recognized by QVC that are creditable under the Tax Agreement when and if utilized in Qurate Retail’s consolidated tax return. The difference recorded during the year ended December 31, 2021 was a capital contribution of $73 million, primarily related to foreign tax credit carryovers being utilized in Qurate's consolidated tax return in excess of those recognized by QVC during the 2021 tax year. There were no material differences recorded during the year-ended December 31, 2020. The difference recorded during the year ended December 31, 2019 was $11 million in dividends which was primarily related to foreign tax credits recognized by QVC and not utilized in Qurate Retail’s consolidated tax return during the 2019 tax year. The amounts of the tax-related payable balance due to Qurate Retail as of December 31, 2021 and 2020 were $85 million and $47 million, respectively, and are included in accrued liabilities in the consolidated balance sheets.
A reconciliation of the 2020 and 2021 beginning and ending amount of the liability for unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2020	$60
Increases related to prior year tax positions	5
Decreases related to prior year tax positions	(6)
Decreases related to settlements with taxing authorities	—
Increases related to current year tax positions	8
Balance at December 31, 2020	67
Increases related to prior year tax positions	1
Decreases related to prior year tax positions	(5)
Decreases related to settlements with taxing authorities	—
Increases related to current year tax positions	10
Balance at December 31, 2021	$73
Included in the balance of unrecognized tax benefits as of December 31, 2021 and 2020 are potential benefits of $58 million (net of a $15 million federal tax effect) and $53 million (net of a $14 million federal tax effect), respectively, that if recognized, would be reflected in income tax expense and affect the effective rate.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in interest expense in the consolidated statements of operations. The Company did not have a material amount of interest or tax penalties accrued related to unrecognized tax benefits for the years ended December 31, 2021, 2020 or 2019.
The Company has tax positions for which the amount of related unrecognized tax benefits could change during 2022. These consist of nonfederal transfer pricing and other nonfederal tax issues. The amount of unrecognized tax benefits related to these issues could have an impact of $2 million in 2022 as a result of potential settlements, lapsing of statute of limitations and revisions of settlement estimates.
The Company participates in a consolidated federal return filing with Qurate Retail. As of December 31, 2021, the Company's tax years through 2017 are closed for federal income tax purposes, and the Internal Revenue Service ("IRS") has completed its examination of the Company's 2018, and 2019 tax years. The Company's 2020 and 2021 tax years are being examined currently as part of the Qurate Retail consolidated return under the IRS's Compliance Assurance Process program. The Company files income tax returns in various states and foreign jurisdictions. As of December 31, 2021, the Company was under examination in Pennsylvania, New York City, and the U.K..

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
(14) Related Party Transactions
During the years ended December 31, 2021, 2020 and 2019, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives, and business advisory services. QVC allocated expenses to Zulily of $8 million for each of the years ended December 31, 2021 and 2020, respectively, and $7 million for the year ended December 31, 2019. Zulily allocated expenses of $8 million, $11 million, and $9 million to QVC for the years ended December 31, 2021, 2020, and 2019, respectively.
In September 2020, QVC and Zulily executed a Master Promissory Note ("Promissory Note") whereby Zulily may borrow up to $100 million at a variable interest rate equal to the LIBOR rate plus an applicable margin rate. The Promissory Note matures in September 2030. As of December 31, 2021, there were no borrowings on the Promissory Note.
During the years ended December 31, 2021, 2020 and 2019, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $22 million, $23 million and $28 million to CBI for the years ended December 31, 2021, 2020 and 2019, respectively. CBI allocated expenses of $1 million to QVC for each of the years ended December 31, 2021, 2020 and 2019. CBI also repaid a $29 million note receivable to QVC during the year ended December 31, 2019.
Zulily and CBI are co-borrowers under the Fifth Amended and Restated Credit Agreement (see note 8). In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the senior secured credit facility plus any additional amount it expects to repay on behalf of Zulily or CBI. As of December 31, 2021, there was $151 million borrowed by Zulily on the senior secured credit facility. In December 2021, QVC determined it was necessary to record a liability for the full amount of Zulily's outstanding borrowings (see note 8). In addition, Zulily had $9 million outstanding in standby letters of credit as of December 31, 2021. CBI had no borrowings outstanding on the senior secured credit facility as of December 31, 2021.
As part of the common control transaction (see note 2(s)) with Qurate Retail in December 2020, LIC issued a promissory note (“LIC Note”) to the Company with an initial face amount of $1.8 billion, a stated interest rate of 0.48% and a maturity of December 29, 2029. Interest on the LIC Note is to be paid annually beginning on December 29, 2021. QVC recorded $9 million of related party interest income for the year ended December 31, 2021, included in interest expense, net in the consolidated statement of operations. LIC also repaid $85 million of the note receivable to QVC during the year December 31, 2021.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
The Company measures the fair value of money market funds based on quoted prices in active markets for identical assets. Money market funds are included as cash equivalents Level 1 fair value instruments in the table below. The 2067 Notes (ticker: QVCD) and the 2068 Notes (ticker: QVCC) are traded on the New York Stock Exchange, which the Company considers to be an "active market," as defined by U.S. GAAP. Therefore, these Notes are measured based on quoted prices in an active market and included as Level 1 fair value instruments in the table below. The remainder of the Company's debt instruments and derivative instruments are considered Level 2 fair value instruments and measured based on quoted market prices that are not considered to be traded on "active markets." Accordingly, these financial instruments are reported in the below tables as Level 2 fair value instruments.
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at December 31, 2021 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$124	124	—	—
Current liabilities:
Interest rate swap arrangements (note 8)	1	—	1	—
Long-term liabilities:
Debt (note 8)	5,076	745	4,331	—

		Fair value measurements at December 31, 2020 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$240	240	—	—
Financial instrument asset (note 8)	23	—	23	—
Current liabilities:
Debt (note 8)	393	—	393	—
Long-term liabilities:
Debt (note 8)	4,705	743	3,962	—
Interest rate swap arrangements (note 8)	3	—	3	—

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(16) Information about QVC's Operating Segments and Geographical Data
The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as net revenue, Adjusted OIBDA, gross margin, average sales price per unit, number of units shipped and revenue or sales per subscriber equivalent. For segment reporting purposes, the Company defines Adjusted OIBDA, as net revenue less cost of goods sold (excluding fire related costs, net), operating expenses, and selling, general and administrative expenses (excluding expenses related to the closure of operations in France ("transaction related costs") and stock-based compensation). The Company believes this measure is an important indicator of the operational strength and performance of its segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking among the Company's businesses and identify strategies to improve performance. This measure of performance excludes depreciation, amortization, fire related costs, net, stock-based compensation and transaction related costs that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.

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
For the year ended December 31, 2021, QVC has identified QxH and QVC-International as its two reportable segments. Both operating segments are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the Internet and mobile applications in certain markets.
QVC allocates certain corporate costs for management reporting purposes from its QxH segment to the QVC-International segment. These management cost allocations are related to certain functions such as merchandising, commerce platforms, information technology, human resources, legal, finance, brand and communications, corporate development and administration that support all of QVC’s operations. For the years ended December 31, 2021, 2020 and 2019, the costs allocated to QVC-International totaled $37 million, $33 million and $27 million, respectively.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
Performance measures

	Years ended December 31,
	2021		2020		2019
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QxH	$8,277	1,439	8,505	1,547	8,277	1,536
QVC-International	3,077	562	2,967	510	2,709	446
Consolidated QVC	$11,354	2,001	11,472	2,057	10,986	1,982
Other information

	Years ended December 31,
	2021		2020		2019
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QxH	$105	256	116	270	113	269
QVC-International	54	14	55	12	73	13
Consolidated QVC	$159	270	171	282	186	282

	Years ended December 31,
	2021		2020
(in millions)	Total assets	Capital expenditures	Total assets	Capital expenditures
QxH	$13,962	169	14,103	182
QVC-International	2,226	41	2,455	36
Consolidated QVC	$16,188	210	16,558	218
Property and equipment, net of accumulated depreciation, by segment were as follows:

	December 31,
(in millions)	2021	2020
QxH	$610	771
QVC-International	356	407
Consolidated QVC	$966	1,178

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
The following table provides a reconciliation of Adjusted OIBDA to income before income taxes:

	Years ended December 31,
(in millions)	2021	2020	2019
Adjusted OIBDA	$2,001	2,057	1,982
Fire related costs, net	(21)	—	—
Impairment loss	—	—	(147)
Transaction related costs	—	—	(1)
Stock-based compensation	(44)	(37)	(39)
Depreciation and amortization	(429)	(453)	(468)
Operating Income	1,507	1,567	1,327
Equity in losses of investee	(2)	(30)	—
Gains (losses) on financial instruments	8	3	(5)
Interest expense, net	(249)	(257)	(240)
Foreign currency (loss) gain	(9)	6	(3)
Loss on extinguishment of debt	(7)	(42)	—
Other Income	11	—	—
Income before income taxes	$1,259	1,247	1,079
The following table summarizes net revenues based on revenues generated by subsidiaries located within the identified geographic area:

	Years ended December 31,
(in millions)	2021	2020	2019
United States	$8,277	8,505	8,277
Japan	1,167	1,132	1,028
Germany	1,027	978	890
United Kingdom	722	696	640
Other countries	161	161	151
Consolidated QVC	$11,354	11,472	10,986
The following table summarizes property and equipment, net of accumulated depreciation, based on physical location:

	December 31,
(in millions)	2021	2020
United States	$610	771
Germany	133	150
Japan	123	149
United Kingdom	71	75
Other countries	29	33
Consolidated QVC	$966	1,178

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(17) Other Comprehensive (Loss) Income
The change in the component of accumulated other comprehensive loss, net of taxes ("AOCL"), is summarized as follows:

(in millions)	Comprehensive earnings attributable to debt credit risk adjustments	Recognition of previously unrealized losses on debt, net	Foreign currency translation adjustments	AOCL
Balance as of January 1, 2019	$—	—	(144)	(144)
Other comprehensive income attributable to QVC, Inc. stockholder	—	—	—	—
Balance as of December 31, 2019	—	—	(144)	(144)
Other comprehensive income attributable to QVC, Inc. stockholder	—	—	111	111
Common control transaction with Qurate Retail	16	—	—	16
Balance as of December 31, 2020	16	—	(33)	(17)
Other comprehensive income attributable to QVC, Inc. stockholder	(19)	3	(113)	(129)
Balance as of December 31, 2021	$(3)	3	(146)	(146)
As part of the December 2020 common control transaction with Qurate Retail (see note 2(s)), the Company assumed the balance of accumulated other comprehensive income attributable to the debt credit risk adjustments associated with the MSI Exchangeables. All MSI Exchangeables not surrendered for exchange were redeemed on December 13, 2021 and the balance of accumulated other comprehensive income associated with the MSI Exchangeables was recognized (see note 8).
The component of other comprehensive income (loss) is reflected in QVC's consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive income:

(in millions)	Before-tax amount	Tax benefit (expense)	Net-of-tax amount
Year ended December 31, 2021:
Foreign currency translation adjustments	$(124)	(4)	(128)
Recognition of previously unrealized losses on debt, net	3	—	3
Comprehensive loss attributable to debt credit risk adjustments	(19)	—	(19)
Other comprehensive loss	(140)	(4)	(144)

Year ended December 31, 2020:
Foreign currency translation adjustments	$115	3	118
Other comprehensive income	115	3	118

Year ended December 31, 2019:
Foreign currency translation adjustments	$—	1	1
Other comprehensive income	—	1	1
(18) Employee Benefit Plans
In certain countries, QVC sponsors defined contribution plans, which provide employees an opportunity to make contributions to a trust for investment in a variety of securities. Generally, the Company makes matching contributions to the plans based on a percentage of the amount contributed by employees. The Company's cash contributions to the plans were $25 million for each of the years ended December 31, 2021 and 2020, and $21 million for the year ended December 31, 2019.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(19) Fire at Rocky Mount Fulfillment Center
On December 18, 2021, QVC experienced a fire at its Rocky Mount, Inc. fulfillment center in North Carolina. Rocky Mount was the Company’s second-largest fulfillment center for QxH and the Company’s primary returns center for hard goods.

The Company maintains property, general liability and business interruption insurance coverage. Based on the provisions of QVC's insurance policies, the Company has determined that recovery of certain fire related costs incurred as of December 31, 2021 is probable and recorded $229 million of insurance recoveries. During the year ended December 31, 2021, the Company received $100 million of insurance proceeds, representing an advance of funds. As a result, the insurance receivable balance was $129 million as of December 31, 2021 and was recorded in accounts receivable in the Consolidated Balance Sheet.

As of the date of this report, we are still in the process of assessing damage to property and inventory and submitting relevant insurance claims. There is approximately $117 million of inventory at the Rocky Mount facility that is currently being assessed for damage and is included in Inventories in the consolidated balance sheet as of December 31, 2021. We anticipate any additional inventory losses will be covered by our insurance policies. We expect to continue to record additional costs and recoveries until the property and inventory assessment is completed and the insurance claim is fully settled.

Certain incremental costs incurred to date related to the fire and related insurance recovery for the year ended December 31, 2021 are as follows:

Year ended December 31
($ in millions)	2021
Loss on inventory	$134
Loss on fixed assets	87
Other fire related costs (1)	29
Total	250
Less: Insurance Recoveries received	(100)
Less: Expected insurance recoveries	(129)
Fire related costs, net	$21

(1) Amount includes $21 million of costs that will not be reimbursed by QVC's insurance policies primarily related to personnel costs.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(20) Subsequent Events
QVC declared and paid dividends to Qurate Retail in the amount of $52 million from January 1, 2022 to February 25, 2022.

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
Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.
Item 14. Principal Accounting Fees and Services
Audit Fees and All Other Fees
The following table presents fees for professional audit services rendered by KPMG LLP and its international affiliates for the audit of QVC's consolidated financial statements for 2021 and 2020 and fees billed for other services rendered by KPMG LLP:

	Year ended December 31,
	2021	2020
Audit fees (1)	$6,471,976	$6,492,046
Audit related fees	—	—
Audit and audit related fees	6,471,976	6,492,046
Tax fees (2)	94,533	9,938
Total fees	$6,566,509	$6,501,984
(1) Audit fees include fees for the audit and quarterly reviews of QVC's 2021 and 2020 consolidated financial statements, statutory audits, and reviews of registration statements and issuance of consents.
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
All services provided by QVC's independent auditor during 2021 and 2020 were approved in accordance with the terms of the policy.

III-2

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
QVC, Inc.

Date: February 25, 2022	By:/s/ DAVID L. RAWLINSON II
David L. Rawlinson II
President and Chief Executive Officer (Principal Executive Officer)

Date: February 25, 2022	By:/s/ JEFFREY A. DAVIS
Jeffrey A. Davis
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: February 25, 2022	By:/s/ JEFFREY A. DAVIS
Jeffrey A. Davis
Chief Financial Officer of Qurate Retail Group, Inc., as Stockholder-Director of QVC, Inc.

Date: February 25, 2022	By:/s/ DAVID L. RAWLINSON II
David L. Rawlinson II
President and Chief Executive Officer (Principal Executive Officer)

Date: February 25, 2022	By:/s/ JEFFREY A. DAVIS
Jeffrey A. Davis
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)