Form 10-Q
period 2022-03-31
QVC INC
filed 2022-05-06
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

QVC, Inc.
2022 QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(in millions, except share amounts)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$522	510
Restricted cash	9	9
Accounts receivable, less allowance for credit losses of $94 at March 31, 2022 and $99 at December 31, 2021	1,272	1,645
Inventories	1,468	1,355
Prepaid expenses and other current assets	182	180
Total current assets	3,453	3,699
Property and equipment, net of accumulated depreciation of $1,359 at March 31, 2022 and $1,354 at December 31, 2021	926	966
Operating lease right-of-use assets (note 6)	195	201
Television distribution rights, net (note 2)	116	145
Goodwill (note 3)	5,941	5,968
Other intangible assets, net (note 3)	3,391	3,407
Note receivable - related party (note 1)	1,740	1,740
Other noncurrent assets	61	62
Total assets	$15,823	16,188
Liabilities and equity
Current liabilities:
Current portion of debt and finance lease obligations (note 5)	$769	20
Accounts payable-trade	1,087	1,271
Accrued liabilities (note 4)	959	1,179
Total current liabilities	2,815	2,470
Long-term portion of debt and finance lease obligations (note 5)	4,514	5,023
Deferred income taxes (note 8)	619	636
Other long-term liabilities	284	294
Total liabilities	8,232	8,423
Commitments and contingencies (note 9)
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	10,643	10,687
Accumulated deficit	(2,968)	(2,898)
Accumulated other comprehensive loss	(200)	(146)
Total QVC, Inc. stockholder's equity	7,475	7,643
Noncontrolling interest	116	122
Total equity	7,591	7,765
Total liabilities and equity	$15,823	16,188

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
(in millions)	2022	2021
Net revenue	$2,354	2,710
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,641	1,758
Operating	178	186
Selling, general and administrative, including stock-based compensation	294	283
Depreciation	35	40
Amortization	74	62
Fire related costs, net (note 13)	2	—
	2,224	2,329
Operating income	130	381
Other (expense) income:
Gains on financial instruments	1	1
Interest expense, net	(62)	(63)
Foreign currency gain (loss)	8	(2)
Other income	20	6
	(33)	(58)
Income before income taxes	97	323
Income tax expense	(41)	(85)
Net income	56	238
Less net income attributable to the noncontrolling interest	(14)	(16)
Net income attributable to QVC, Inc. stockholder	$42	222

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
(in millions)	2022	2021
Net income	$56	238
Foreign currency translation adjustments, net of tax	(60)	(73)
Comprehensive loss attributable to debt credit risk adjustments	—	(13)
Total comprehensive (loss) income	(4)	152
Comprehensive income attributable to noncontrolling interest	(8)	(8)
Comprehensive (loss) income attributable to QVC, Inc. stockholder	$(12)	144

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
(in millions)	2022	2021
Operating activities:
Net income	$56	238
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(14)	3
Foreign currency (gain) loss	(8)	2
Depreciation	35	40
Amortization	74	62
Change in fair value of financial instruments and noncash interest	(1)	(1)
Stock-based compensation	8	9
Change in other long-term liabilities	—	(1)
Other charges, net	(10)	4
Change in operating assets and liabilities
Decrease in accounts receivable	367	378
Increase in inventories	(119)	(60)
(Increase) decrease in prepaid expenses and other current assets	(3)	29
Decrease in accounts payable-trade	(178)	(151)
Decrease in accrued liabilities and other	(225)	(305)
Net cash (used in) provided by operating activities	(18)	247
Investing activities:
Capital expenditures	(34)	(41)
Expenditures for television distribution rights	(2)	(56)
Changes in other noncurrent assets	(2)	(1)
Proceeds from sale of fixed assets	—	40
Other investing activities	20	—
Net cash used in investing activities	(18)	(58)
Financing activities:
Principal payments of debt and finance lease obligations	(176)	(143)
Principal borrowings of debt from senior secured credit facility	368	135
Dividends paid to Qurate Retail, Inc.	(112)	(177)
Dividends paid to noncontrolling interest	(14)	(16)
Withholding taxes on net share settlements of stock-based compensation	(5)	(15)
Net cash provided by (used in) financing activities	61	(216)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(13)	(17)
Net increase (decrease) in cash, cash equivalents and restricted cash	12	(44)
Cash, cash equivalents and restricted cash, beginning of period	519	690
Cash, cash equivalents and restricted cash, end of period	$531	646

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2020	1	$—	10,741	(2,722)	(17)	133	8,135
Net income	—	—	—	222	—	16	238
Foreign currency translation adjustments, net of tax	—	—	—	—	(65)	(8)	(73)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(177)	—	(16)	(193)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	5	—	—	—	5
Withholding taxes on net share settlements of stock-based compensation	—	—	(15)	—	—	—	(15)
Stock-based compensation	—	—	9	—	—	—	9
Debt credit risk adjustment	—	—	—	—	(13)	—	(13)
Balance, March 31, 2021	1	$—	10,740	(2,677)	(95)	125	8,093

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2021	1	$—	10,687	(2,898)	(146)	122	7,765
Net income	—	—	—	42	—	14	56
Foreign currency translation adjustments, net of tax	—	—	—	—	(54)	(6)	(60)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(112)	—	(14)	(126)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	2	—	—	—	2
Withholding taxes on net share settlements of stock-based compensation	—	—	(5)	—	—	—	(5)
Stock-based compensation	—	—	8	—	—	—	8
Common control transaction with Qurate Retail, Inc	—	—	(49)	—	—	—	(49)
Balance, March 31, 2022	1	$—	10,643	(2,968)	(200)	116	7,591

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
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the three months ended March 31, 2022 and 2021, QVC-Japan paid dividends to Mitsui of $14 million and $16 million, respectively.
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
During each of the three months ended March 31, 2022 and 2021, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. QVC allocated expenses of $2 million to Zulily for each of the three months ended March 31, 2022 and 2021. Zulily allocated expenses of $2 million to QVC for each of the three months ended March 31, 2022 and 2021.
In September 2020, QVC and Zulily executed a Master Promissory Note ("Promissory Note") whereby Zulily may borrow up to $100 million at a variable interest rate equal to the LIBOR rate plus an applicable margin rate. The Promissory Note matures in September 2030. There were no borrowings on the Promissory Note as of March 31, 2022 and December 31, 2021.
During each of the three months ended March 31, 2022 and 2021, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $8 million and $5 million to CBI for the three months ended March 31, 2022 and 2021, respectively. CBI allocated expenses of $1 million to QVC for each of the three months ended March 31, 2022 and 2021.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
On October 27, 2021, QVC entered into the Fifth Amended and Restated Credit Agreement which includes QVC Global Corporate Holdings, LLC (“QVC Global”), an indirect wholly owned subsidiary of QVC, Zulily and CBI as co-borrowers (see note 5). Under the terms of the Fifth Amended and Restated Credit Agreement, QVC, QVC Global, CBI and Zulily are jointly and severally liable for all amounts borrowed on the credit facility. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the senior secured credit facility plus any additional amount it expects to repay on behalf of Zulily or CBI. QVC determined it was necessary to record a liability for Zulily's outstanding borrowings on the Fifth Amended and Restated Credit Agreement. As QVC and Zulily are both wholly-owned subsidiaries of Qurate Retail this was recorded as an equity transaction with an entity under common control. There was $200 million and $151 million borrowed by Zulily as of March 31, 2022, and December 31, 2021, respectively, which is included in the long-term portion of debt and finance lease obligations on the condensed consolidated balance sheet. QVC recorded a $49 million liability for Zulily's additional borrowings during the three months ended March 31, 2022, which was treated as a return of capital in the consolidated statement of equity. As of March 31, 2022, there was $20 million borrowed by CBI on the senior secured credit facility, none of which the Company expects to repay on behalf of CBI.

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

On December 30, 2020, the Company and Liberty Interactive LLC ("LIC") completed an internal realignment of the Company's global finance structure that resulted in a common control transaction with Qurate Retail. As part of the common control transaction, LIC issued a promissory note (“LIC Note”) to the Company with an initial face amount of $1.8 billion, a stated interest rate of 0.48% and a maturity of December 29, 2029. Interest on the LIC Note is paid annually. QVC recorded $2 million of related party interest income for the three months ended March 31, 2022 included in interest expense, net in the consolidated statement of operations.

The condensed consolidated financial statements include the accounts of QVC, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.

The accompanying (a) condensed consolidated balance sheet as of December 31, 2021, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in QVC's Annual Report on Form 10-K for the year ended December 31, 2021.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(2) Television Distribution Rights, Net
Television distribution rights consisted of the following:

(in millions)	March 31, 2022	December 31, 2021
Television distribution rights	$810	818
Less accumulated amortization	(694)	(673)
Television distribution rights, net	$116	145
The Company recorded amortization expense of $31 million and $25 million for the three months ended March 31, 2022 and 2021, respectively, related to television distribution rights.
As of March 31, 2022, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2022	$82
2023	29
2024	4
2025	1
2026	—

(3) Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2022 were as follows:

(in millions)	QxH	QVC-International	Total
Balance as of December 31, 2021	$5,112	856	5,968
Exchange rate fluctuations	—	(27)	(27)
Balance as of March 31, 2022	$5,112	829	5,941
Other intangible assets consisted of the following:

	March 31, 2022			December 31, 2021
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$967	(685)	282	945	(659)	286
Affiliate and customer relationships	2,828	(2,605)	223	2,832	(2,598)	234
Debt origination fees	9	(1)	8	9	—	9
Trademarks (indefinite life)	2,878	—	2,878	2,878	—	2,878
	$6,682	(3,291)	3,391	6,664	(3,257)	3,407
The Company recorded amortization expense of $43 million and $37 million for the three months ended March 31, 2022 and 2021, respectively, related to other intangible assets.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
As of March 31, 2022, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2022	$140
2023	158
2024	112
2025	55
2026	48

(4) Accrued Liabilities
Accrued liabilities consisted of the following:

(in millions)	March 31, 2022	December 31, 2021
Accounts payable non-trade	$273	364
Allowance for sales returns	203	242
Accrued compensation and benefits	132	151
Income taxes	130	132
Other	221	290
	$959	1,179

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(5) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following:

(in millions)	March 31, 2022	December 31, 2021
4.375% Senior Secured Notes due 2023, net of original issue discount	$750	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	600
4.45% Senior Secured Notes due 2025, net of original issue discount	599	599
4.75% Senior Secured Notes due 2027	575	575
4.375% Senior Secured Notes due 2028	500	500
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
6.375% Senior Secured Notes due 2067	225	225
6.25% Senior Secured Notes due 2068	500	500
Senior secured credit facility (1)	727	481
Finance lease obligations (note 6)	149	157
Less debt issuance costs, net	(41)	(43)
Total debt and finance lease obligations	5,283	5,043
Less current portion	(769)	(20)
Long-term portion of debt and finance lease obligations	$4,514	5,023
(1) Includes $200 million and $151 million of Zulily's outstanding borrowings as of March 31, 2022 and December 31, 2021, respectively.
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and have equal priority to the senior secured credit facility. The interest on QVC's senior secured notes is payable semi-annually with the exception of the 6.375% Senior Secured Notes due 2067 (the "2067 Notes") and the 6.25% Senior Secured Notes due 2068 (the "2068 Notes"), which is payable quarterly. As of March 31, 2022, the 4.375% Senior Secured Notes due 2023 are classified within current portion of long term debt as they mature in less than one year.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
Senior Secured Credit Facility
On October 27, 2021, QVC entered into the Fifth Amended and Restated Credit Agreement with QVC, Zulily, CBI, and QVC Global, each a direct or indirect wholly owned subsidiary of Qurate Retail, as borrowers (collectively, the “Borrowers”). The Fifth Amended and Restated Credit Agreement is a multi-currency facility providing for a $3.25 billion revolving credit facility, with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. The Fifth Amended and Restated Credit Agreement may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings bear interest at either the alternate base rate (“ABR Rate”) or a LIBOR-based rate (or the applicable non-U.S. Dollar equivalent rate) (“Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if Zulily, CBI, QVC Global or any other borrower (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid may be reborrowed. The facility matures on October 27, 2026. Payment of loans may be accelerated following certain customary events of default.
In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the senior secured credit facility plus any additional amount it expects to repay on behalf of Zulily or CBI. There was $200 million and $151 million borrowed by Zulily on the senior secured credit facility as of March 31, 2022 and December 31, 2021, respectively; all of which QVC expects to repay on behalf of Zulily. QVC recorded a liability for Zulily's outstanding borrowings as part of a common control transaction with Qurate Retail. The liability for Zulily's outstanding borrowings is included in the long-term portion of debt and finance lease obligations on the condensed consolidated balance sheet.
Availability under the Fifth Amended and Restated Credit Agreement at March 31, 2022 was $2.48 billion. The interest rate on the senior secured credit facility was 1.8% at March 31, 2022.
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
Interest Rate Swap Arrangements
In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of less than $1 million and $1 million as of March 31, 2022 and December 31, 2021, respectively, which was included in accrued liabilities.
Changes in the fair value of the swaps are reflected in gains (losses) on financial instruments in the condensed consolidated statements of operations.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Other Debt Related Information
QVC was in compliance with all of its debt covenants as of March 31, 2022.
The weighted average interest rate applicable to all of the outstanding debt (excluding finance leases) prior to amortization of bond discounts and related debt issuance costs was 4.6% as of March 31, 2022.

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
The components of lease cost for the three months ended March 31, 2022 and 2021, were as follows:

	Three months ended March 31,
(in millions)	2022	2021
Finance lease cost
Depreciation of leased assets	$5	5
Interest on lease liabilities	2	2
Total finance lease cost	7	7
Operating lease cost	10	10
Total lease cost	$17	17
The remaining weighted-average lease term and the weighted-average discount rate were as follows:

March 31, 2022
Weighted-average remaining lease term (years):
Finance leases	7.6
Operating leases	10.4
Weighted-average discount rate:
Finance leases	5.2%
Operating leases	6.0%
Supplemental balance sheet information related to leases was as follows:

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(in millions)	March 31, 2022	December 31, 2021
Operating Leases:
Operating lease right-of-use assets	$195	201
Accrued liabilities	$24	26
Other long-term liabilities	171	177
Total operating lease liabilities	$195	203
Finance Leases:
Property and equipment	$267	277
Accumulated depreciation	(148)	(151)
Property and equipment, net	$119	126
Current portion of debt and finance lease obligations	$19	20
Long-term portion of debt and finance lease obligations	130	137
Total finance lease liabilities	$149	157
Supplemental cash flow information related to leases was as follows:

	Three months ended March 31,
(in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11	10
Operating cash flows from finance leases	2	2
Financing cash flows from finance leases	5	4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	3	1
Future payments under noncancelable operating leases and finance leases with initial terms of one year or more as of March 31, 2022 consisted of the following:

(in millions)	Finance leases	Operating leases	Total leases
Remainder of 2022	$20	27	47
2023	26	31	57
2024	25	25	50
2025	23	21	44
2026	22	19	41
Thereafter	67	147	214
Total lease payments	183	270	453
Less: imputed interest	(34)	(75)	(109)
Total lease liabilities	$149	195	344

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(7) Revenue

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended March 31, 2022			Three months ended March 31, 2021
(in millions)	QxH	QVC-International	Total	QxH	QVC-International	Total
Home	$649	273	922	775	324	1,099
Apparel	296	117	413	290	126	416
Beauty	261	145	406	286	164	450
Accessories	202	55	257	238	66	304
Electronics	147	26	173	201	33	234
Jewelry	87	52	139	98	60	158
Other revenue	42	2	44	48	1	49
Total net revenue	$1,684	670	2,354	1,936	774	2,710

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
For the three months ended March 31, 2022 and 2021, the Company recorded a tax provision of $41 million and $85 million, respectively, which represented an effective tax rate of 42.3% and 26.3%, respectively. The 2022 rate differs from the U.S. federal income tax rate of 21% due to state and foreign tax expenses, and permanent items. The effective tax rate for the three months ended March 31, 2022 has increased from the corresponding period in the prior year primarily due to state and foreign taxes, discrete items and permanent differences. These drivers were impacted by the relative decrease in U.S. pretax income as compared to consolidated pretax income.

The Company participates in a consolidated federal return filing with Qurate Retail. As of March 31, 2022, the Company's tax years through 2017 are closed for federal income tax purposes, and the Internal Revenue Service ("IRS") has completed its examination of the Company's 2018 and 2019 tax years. The Company's 2020 and 2021 tax years are being examined currently as part of the Qurate Retail consolidated return under the IRS's Compliance Assurance Process program. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of March 31, 2022, the Company was under examination in Colorado, Florida, Minnesota, Pennsylvania, New York City, and the U.K.

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
The amounts of the tax-related payable due to Qurate Retail as of March 31, 2022 and December 31, 2021 were $113 million and $85 million, respectively, and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.

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
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at March 31, 2022 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$185	185	—	—
Current liabilities:
Debt (note 5)	757	—	757	—
Interest rate swap arrangements (note 5)	—	—	—	—
Long-term liabilities:
Debt (note 5)	4,195	663	3,532	—

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

		Fair value measurements at December 31, 2021 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$124	124	—	—
Current liabilities:
Interest rate swap arrangements (note 5)	1	—	1	—
Long-term liabilities:
Debt (note 5)	5,076	745	4,331	—

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(11) Information about QVC's Operating Segments
The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as net revenue, Adjusted OIBDA (defined below), gross margin, average sales price per unit, number of units shipped and revenue or sales per customer. For segment reporting purposes, the Company defines Adjusted OIBDA, as net revenue less cost of goods sold (excluding Fire related costs, net and Rocky Mount inventory losses, see note 13), operating expenses, and selling, general and administrative expenses (excluding stock-based compensation). The Company believes this measure is an important indicator of the operational strength and performance of its segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking among the Company's businesses and identify strategies to improve performance. This measure of performance excludes depreciation, amortization, Fire related costs, net and Rocky Mount inventory losses and stock-based compensation that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.
The Company's chief operating decision maker ("CODM") is QVC's Chief Executive Officer. QVC's CODM has ultimate responsibility for enterprise decisions. QVC's CODM determines, in particular, resource allocation for, and monitors performance of, the consolidated enterprise, QxH, and QVC-International. The segment managers have responsibility for operating decisions, allocating resources and assessing performance within their respective segments. QVC's CODM relies on internal management reporting that analyzes enterprise results and segment results to the Adjusted OIBDA level.
For the three months ended March 31, 2022 and 2021, QVC identified QxH and QVC-International as its two reportable segments. Both operating segments are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the Internet and mobile applications in certain markets.
Performance measures

	Three months ended March 31,
	2022		2021
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QxH	$1,684	225	1,936	349
QVC-International	670	104	774	143
Consolidated QVC	$2,354	329	2,710	492
Other information

	Three months ended March 31,
	2022		2021
(in millions)	Depreciation	Amortization	Depreciation	Amortization
QxH	$23	71	26	59
QVC-International	12	3	14	3
Consolidated QVC	$35	74	40	62

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

	March 31, 2022
(in millions)	Total assets	Capital expenditures	Property and equipment, net
QxH	$13,697	30	591
QVC-International	2,126	4	335
Consolidated QVC	$15,823	34	926
The following table provides a reconciliation of Adjusted OIBDA to operating income and income before income taxes:

	Three months ended March 31,
(in millions)	2022	2021
Adjusted OIBDA	$329	492
Fire related costs, net and Rocky Mount inventory losses (see note 13)	(82)	—
Stock-based compensation	(8)	(9)
Depreciation and amortization	(109)	(102)
Operating income	130	381
Gains on financial instruments	1	1
Interest expense, net	(62)	(63)
Foreign currency gain (loss)	8	(2)
Other income	20	6
Income before income taxes	$97	323

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(12) Other Comprehensive Income
The change in the component of accumulated other comprehensive loss, net of taxes ("AOCL"), is summarized as follows:

(in millions)	Comprehensive earnings attributable to debt credit risk adjustments	Foreign currency translation adjustments	AOCL
Balance at January 1, 2022	$—	(146)	(146)
Other comprehensive loss attributable to QVC, Inc. stockholder	—	(54)	(54)
Balance at March 31, 2022	—	(200)	(200)

Balance at January 1, 2021	$16	(33)	(17)
Other comprehensive loss attributable to QVC, Inc. stockholder	(13)	(65)	(78)
Balance at March 31, 2021	3	(98)	(95)
The component of other comprehensive income is reflected in QVC's condensed consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive loss:

(in millions)	Before-tax amount	Tax benefit (expense)	Net-of-tax amount
Three months ended March 31, 2022
Foreign currency translation adjustments	$(61)	1	(60)
Other comprehensive loss	(61)	1	(60)

Three months ended March 31, 2021
Foreign currency translation adjustments	$(72)	(1)	(73)
Debt credit risk adjustment	(13)	—	(13)
Other comprehensive loss	(85)	(1)	(86)

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(13) Fire at Rocky Mount Fulfillment Center

On December 18, 2021, QVC experienced a fire at its Rocky Mount, Inc. fulfillment center in North Carolina. Rocky Mount was the Company’s second-largest fulfillment center for QxH and the Company’s primary returns center for hard goods.

The Company maintains property, general liability and business interruption insurance coverage. Based on provisions of QVC's insurance policies, the Company recorded insurance recoveries for certain fire related costs for which recovery was deemed probable. During the year ended December 31, 2021, the Company recorded $229 million of fire related costs for which recovery was deemed probable and received $100 million of insurance proceeds. During the three months ended March 31, 2022, the company incurred an additional $2 million in fire related costs, net that will not be reimbursed by QVC's insurance policies and $14 million of other fire related costs for which recovery was deemed probable based on the Company's insurance policies. As a result, the insurance receivable balance was $143 million as of March 31, 2022 and was recorded in accounts receivable in the Condensed Consolidated Balance Sheet.

We are still in the process of assessing the extent of damage to property and recoverability of inventory and submitting relevant insurance claims. During the three months ended March 31, 2022, the Company recorded an $80 million write-down related to Rocky Mount inventory which was included in Cost of goods sold. Due to the circumstances surrounding the write-down of the inventory, this write-down has been excluded from Adjusted OIBDA (as defined in note 11). These write-downs are expected to be submitted as part of our business interruption insurance claim; however, there can be no guarantee they will be recovered. We expect to continue to record additional costs and recoveries until the property damage and inventory recoverability assessment is completed and the insurance claim is fully settled.

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
•domestic and international economic and business conditions and industry trends, including the impact of inflation;
•changes in tariffs, trade policy and trade relations and the United Kingdom's ("U.K.") exit from the European Union;
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
For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 10-K"). These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and the 2021 10-K.
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

The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the three months ended March 31, 2022 and 2021, QVC-Japan paid dividends to Mitsui of $14 million and $16 million, respectively.
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
During each of the three months ended March 31, 2022 and 2021, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. QVC allocated expenses of $2 million to Zulily for each of the three months ended March 31, 2022 and 2021, respectively. Zulily allocated expenses of $2 million to QVC for each of the three months ended March 31, 2022 and 2021.
In September 2020, QVC and Zulily executed a Master Promissory Note ("Promissory Note") whereby Zulily may borrow up to $100 million at a variable interest rate equal to the LIBOR rate plus an applicable margin rate. The Promissory Note matures in September 2030. As of March 31, 2022, there were no borrowings on the Promissory Note.
During each of the three months ended March 31, 2022 and 2021, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $8 million and $5 million to CBI for the three months ended March 31, 2022 and 2021, respectively. CBI allocated expenses of $1 million to QVC for each of the three months ended March 31, 2022 and 2021.
On October 27, 2021, QVC entered into the Fifth Amended and Restated Credit Agreement which includes QVC Global Corporate Holdings, LLC (“QVC Global”), an indirect wholly owned subsidiary of QVC, Zulily and CBI as co-borrowers (see note 5). Under the terms of the Fifth Amended and Restated Credit Agreement, QVC, QVC Global, CBI and Zulily are jointly and severally liable for all amounts borrowed on the credit facility. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the senior secured credit facility plus any additional amount it expects to repay on behalf of Zulily or CBI. QVC determined it was necessary to record a liability for Zulily's outstanding borrowings on the Fifth Amended and Restated Credit Agreement. As QVC and Zulily are both wholly-owned subsidiaries of Qurate Retail this was recorded as an equity transaction with an entity under common control. There was $200 million and $151 million borrowed by Zulily as of March 31, 2022, and December 31, 2021, respectively, which included in the long-term portion of debt and finance lease obligations on the condensed consolidated balance sheet. QVC recorded a $49 million liability for Zulily's additional borrowings during the three months ended March 31, 2022, which was treated as a return of capital in the consolidated statement of equity. As of March 31, 2022, there was $20 million borrowed by CBI on the senior secured credit facility, none of which the Company expects to repay on behalf of CBI.

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
In December 2019, the COVID-19 pandemic was reported to have surfaced in Wuhan, China and has subsequently spread across the globe, including all of the countries in which QVC operates. Since that time, most local, state and federal governmental agencies imposed various restrictions to prevent the spread of COVID-19, including travel restrictions, local quarantines or stay at home restrictions, and vaccine and testing requirements. The spread of COVID-19 and the various containment measures put in place around the world have resulted in significant disruption to the global economy. In response to these containment measures, QVC has implemented increased cleaning protocols, social distancing measures and temperature screenings for employees who enter into facilities in locations with high levels of community transmission. The company transitioned most administrative employees to a hybrid work model and certain employees have moved to permanent work from home arrangements which has resulted in the reduction of office space. Due to ongoing staffing issues and labor shortages, QVC has increased wages and offered incentives, resulting in additional costs to the company. As a result of these resource constraints, QVC has experienced some delays in shipping at certain fulfillment centers. The inability to control the spread of COVID-19, or the expansion or extension of containment measures, such as stay at home restrictions, could negatively impact our results in the future.
The stay at home restrictions imposed in response to COVID-19 required many traditional brick and mortar retailers to temporarily close their stores, but allowed distance retailers, including QVC, to continue operating. As a result, from the end of the first quarter of 2020 and continuing through the first quarter of 2021, we observed an increase in new customers and an increase in demand for certain categories, such as home. Beginning in the second quarter of 2021 through the first quarter of 2022, we observed a decline in new customers and a decline in demand for our home product category, while also seeing an increase in demand for our apparel product category.
In addition, there are several potential adverse impacts of COVID-19 that could cause a material negative impact to the Company’s financial results, including its capital and liquidity. These include reduced demand for products we sell; decreases in the disposable income of existing and potential new customers; the impacts of any recession and other uncertainties with respect to the continuity of government stimulus programs implemented in response to COVID-19; increased currency volatility resulting in adverse currency rate fluctuations; higher unemployment; labor shortages; and an adverse impact to our supply chain and shipping disruptions for both the products we import and purchase domestically and the products we sell, including essential products experiencing higher demand, due to factory closures, labor shortages and other resource constraints. While the future impact is currently uncertain, the inability to control the spread of COVID-19 could cause any one of these adverse impacts, or combination of adverse impacts, to have a material impact on our financial results.

Beginning in the second quarter of 2021, the Company saw increased product shortages as a result of high market demand in some product categories such as home and electronics. We also experienced escalating shipping disruptions due to challenges in the global supply chain and labor market causing extended lead time on inventory orders. As a result, the delayed receipt of inventory ordered in prior periods impacted our ability to have the right products at the right time and has contributed to higher inventory levels as of March 31, 2022. These factors also impacted our ability to offer certain goods and ship orders timely to our customers. In addition, the Company has seen increasing inflationary pressures during the period including higher wages, freight, and merchandise costs. Russia’s invasion of Ukraine, as well as the related international response, is exacerbating inflationary pressures. If these pressures persist, inflated costs may continue to outpace our pricing power in the near term.
On December 18, 2021, QVC experienced a fire at its Rocky Mount, Inc. fulfillment center in North Carolina. Rocky Mount was the Company’s second-largest fulfillment center, processing approximately 25% to 30% of volume for QVC-U.S., and also served as QVC-U.S.’s primary returns center for hard goods. The building was significantly damaged as a result of the fire and related smoke and will not reopen. QVC has made a decision not to rebuild the facility; however, we are still in the process of determining future plans for the property. The Company has taken steps to mitigate disruption to operations including diverting inbound orders, leveraging its existing fulfillment centers and supplementing these facilities with short-term leased space as needed. During the year ended December 31, 2021, the Company recorded $229 million of fire related costs for which recovery was deemed probable and received $100 million of insurance proceeds. During the three months ended March 31, 2022, the company incurred an additional $2 million in fire related costs, net that will not be reimbursed by QVC's insurance policies and $14 million of other fire related costs for which recovery was deemed probable based on the Company's insurance policies. While there can be no assurance, based on the provisions of QVC’s insurance policies and discussions with insurance carriers, the Company determined that recovery of certain fire related costs is probable, and recorded an insurance receivable. The insurance receivable balance was $143 million as of March 31, 2022, net of $100 million of insurance proceeds received in advance.
We are still in the process of assessing the extent of damage to property and recoverability of inventory and submitting relevant insurance claims. During the three months ended March 31, 2022, the Company recorded an $80 million write-down related to Rocky Mount inventory which was included in Cost of goods sold. Due to the circumstances surrounding the write-down of the inventory, this write-down has been excluded from Adjusted OIBDA (as defined in note 11). These write-downs are expected to be submitted as part of our business interruption insurance claim; however, there can be no guarantee they will be recovered. We expect to continue to record additional costs and recoveries until the property damage and inventory recoverability assessment is completed and the insurance claim is fully settled. While the Company has taken steps to minimize the overall impact to the business, we experienced increased warehouse and logistics costs during the three months ended March 31, 2022 and anticipate these increased warehouse and logistics costs to continue during 2022.

Results of Operations
QVC's operating results were as follows:

	Three months ended March 31,
(in millions)	2022	2021
Net revenue	$2,354	2,710
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation, amortization and Rocky Mount inventory losses shown below)	1,561	1,758
Operating	178	186
Selling, general and administrative, excluding stock-based compensation	286	274
Adjusted OIBDA (defined below)	329	492
Fire related costs, net and Rocky Mount inventory losses (see note 13)	82	—
Stock-based compensation	8	9
Depreciation	35	40
Amortization	74	62
Operating income	130	381
Other (expense) income:
Gains on financial instruments	1	1
Interest expense, net	(62)	(63)
Foreign currency gain (loss)	8	(2)
Other income	20	6
	(33)	(58)
Income before income taxes	97	323
Income tax expense	(41)	(85)
Net income	56	238
Less net income attributable to the noncontrolling interest	(14)	(16)
Net income attributable to QVC, Inc. stockholder	$42	222
Net revenue
Net revenue by segment was as follows:

	Three months ended March 31,
(in millions)	2022	2021
QxH	$1,684	1,936
QVC-International	670	774
Consolidated QVC	$2,354	2,710
QVC's consolidated net revenue decreased 13.1% for the three months ended March 31, 2022, as compared to the corresponding period in the prior year. The three month decrease in net revenue is primarily due to a 10.6% decrease in units shipped, $50 million in unfavorable foreign exchange rates and a $29 million decrease in shipping and handling revenue. These declines were partially offset by a $25 million decrease in estimated product returns.
During the three months ended March 31, 2022 and 2021, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

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
The percentage change in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended March 31, 2022
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	(13.0)%	—%	(13.0)%
QVC-International	(13.4)%	(6.4)%	(7.0)%
QxH net revenue decline for the three months ended March 31, 2022 was primarily due to a 12.4% decrease in units shipped and a $23 million decrease in shipping and handling revenue, which was partially offset by a $19 million decrease in estimated product returns. For the three months ended March 31, 2022, QxH experienced shipped sales growth in apparel with declines in all other categories. The decrease in estimated product returns was driven by lower sales volume partially offset by a shift in product mix to higher return rate categories.
QVC-International net revenue decline in constant currency for the three months ended March 31, 2022 was primarily due to a 6.4% decrease in units shipped across all markets except Japan and a $5 million decrease in shipping and handling revenue. These declines were partially offset by a $7 million decrease in estimated product returns and a slight increase in ASP. For the three months ended March 31, 2022, QVC-International experienced shipped sales decline in constant currency across all product categories except apparel.
Cost of goods sold (excluding depreciation, amortization and Rocky Mount inventory losses)
QVC's cost of goods sold as a percentage of net revenue was 66.3% and 64.9% for the three months ended March 31, 2022 and 2021, respectively. The increase in cost of goods sold as a percentage of revenue for the three months ended March 31, 2022 is primarily due to higher fulfillment costs across both segments driven by increased freight and warehousing costs. Higher fulfillment costs at QxH were also impacted by strains on our fulfillment network due to the loss of the Rocky Mount fulfillment center and higher wages, partially offset by efficiencies from fulfillment centers closed in the prior year. The increase in cost of goods sold was also impacted by increased inventory obsolescence at QxH due to higher levels of inventory partially offset by lower obsolescence at QVC-International. These increases were partially offset by higher product margin at QxH driven by a mix shift into apparel and targeted pricing actions.

Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses were 7.6% and 6.9% of net revenue for the three months ended March 31, 2022 and 2021, respectively. Operating expenses decreased $8 million or 4% for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. For the three months ended March 31, 2022, the decrease was primarily due to a $4 million decrease in commissions across both segments, and a $4 million decrease due to favorable exchange rates. The decrease in commissions is primarily due to lower sales volume.
Selling, general and administrative expenses (excluding stock-based compensation)
QVC's selling, general, and administrative expenses (excluding stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, and marketing and advertising expenses. Such expenses increased $12 million, and as a percentage of net revenue, increased from 10.1% to 12.1% for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

For the three months ended March 31, 2022, the increase was primarily due to a $10 million increase in estimated credit losses primarily at QxH and a $4 million increase in personnel costs primarily at QxH and a $2 million increase in IT expenses. These increases were partially offset by $6 million in favorable exchange rates. The increase to estimated credit losses was due to lower expected collections in the current year compared to favorable adjustments recognized in the prior year based on actual collections experience.
Fire related costs, net and Rocky Mount inventory losses
QVC recorded $82 million of fire related costs, net and Rocky Mount inventory losses for the three months ended March 31, 2022 primarily due to a write-down on Rocky Mount inventory. Fire related costs, net includes expenses directly related to the Rocky Mount fulfillment center fire net of expected and received insurance recoveries. Expenses indirectly related to the Rocky Mount fulfillment center fire, including operational inefficiencies, are primarily included in Cost of goods sold. These indirect expenses will be submitted as part of our insurance claim; however, there can be no guarantee they will be recovered.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $8 million and $9 million of stock-based compensation expense for the three months ended March 31, 2022 and 2021, respectively.
Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended March 31,
(in millions)	2022	2021
Customer relationships	12	12
Other technology	4	4
Acquisition related amortization	16	16
Property and equipment	35	40
Software amortization	27	21
Channel placement amortization and related expenses	31	25
Total depreciation and amortization	$109	102
For the three months ended March 31, 2022, property and equipment depreciation decreased primarily due to assets disposed of related to the Rocky Mount fulfillment center fire. The increase in software amortization for the three months ended March 31, 2022 is due to software additions including QVC's new Enterprise Resource Planning (“ERP”) system. The increase in channel placement amortization and related expenses for the three months ended March 31, 2022 was due to adjustments recognized in the prior year related to lower subscriber counts.
Interest expense, net
For the three months ended March 31, 2022, consolidated interest expense, net decreased $1 million or 2% as compared to the corresponding period in the prior year.
Foreign currency gain (loss)
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. For the three months ended March 31, 2022, the change in foreign currency gain (loss) was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.

Income taxes
Our effective tax rate was 42.3% and 26.3% for three months ended March 31, 2022 and 2021, respectively. The 2022 rate differs from the U.S. federal income tax rate of 21% due primarily to state and foreign tax expenses. The effective tax rate for the three months ended March 31, 2022 has increased from the corresponding period in the prior year primarily due to state and foreign taxes, discrete items and permanent differences. These drivers were impacted by the relative decrease in U.S. pretax income as compared to consolidated pretax income.

Adjusted Operating Income before Depreciation and Amortization (Adjusted OIBDA)
To provide investors with additional information regarding our financial statements, we disclose Adjusted OIBDA, which is a non-GAAP measure. QVC defines Adjusted OIBDA as operating income plus depreciation and amortization, stock-based compensation, fire related costs, net and Rocky Mount inventory losses). QVC's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate the businesses and make decisions about allocating resources among the businesses. QVC believes that this is an important indicator of the operational strength and performance of the segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows QVC to view operating results, perform analytical comparisons and perform benchmarking among its businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S generally accepted accounting principles ("U.S. GAAP").
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

	Three months ended March 31,
(in millions)	2022	2021
Operating income	$130	381
Depreciation and amortization	109	102
Stock-based compensation	8	9
Fire related costs, net and Rocky Mount inventory losses (see note 13)	82	—
Adjusted OIBDA	$329	492
QVC Adjusted OIBDA decreased by $163 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease is comprised of a $124 million decrease at QxH and a $39 million decrease at QVC-International.
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
As of March 31, 2022, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.

Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and have equal priority to the senior secured credit facility. With the exception of the 6.375% Senior Secured Notes due 2067 and the 6.25% Senior Secured Notes due 2068, for which interest is payable quarterly, the interest on QVC's senior secured notes is payable semi-annually. As of March 31, 2022, the 4.375% Senior Secured Notes due 2023 are classified within current portion of long term debt as they mature in less than one year.

Senior Secured Credit Facility
On October 27, 2021, QVC entered into the Fifth Amended and Restated Credit Agreement with QVC, Zulily, CBI, and QVC Global, each a direct or indirect wholly owned subsidiary of Qurate Retail, as borrowers (collectively, the “Borrowers”). The Fifth Amended and Restated Credit Agreement is a multi-currency facility providing for a $3.25 billion revolving credit facility, with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. The Fifth Amended and Restated Credit Agreement may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings bear interest at either the alternate base rate (“ABR Rate”) or a LIBOR-based rate (or the applicable non-U.S. Dollar equivalent rate) (“Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if Zulily, CBI, QVC Global or any other borrower (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid may be reborrowed. The facility matures on October 27, 2026. Payment of loans may be accelerated following certain customary events of default.
Availability under the Fifth Amended and Restated Credit Agreement at March 31, 2022 was $2.48 billion. The interest rate on the senior secured credit facility was 1.8% at March 31, 2022.
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

Summarized financial information for the year-to-date interim period and the most recent annual period was as follows:

Combined Parent-QVC, Inc. and Subsidiary Guarantors
March 31, 2022
Current assets	$2,516
Intercompany payable to non-guarantor subsidiaries	(2,866)
Note receivable - related party	1,740
Noncurrent assets	8,972
Current liabilities	2,242
Noncurrent liabilities	5,151

Combined Parent-QVC, Inc. and Subsidiary Guarantors
December 31, 2021
Current assets	$2,734
Intercompany receivable from non-guarantor subsidiaries	(3,040)
Note receivable - related party	1,740
Noncurrent assets	9,027
Current liabilities	1,840
Noncurrent liabilities	5,678

Combined Parent-QVC, Inc. and Subsidiary Guarantors
Three months ended March 31, 2022
Net revenue	$1,839
Net revenue less cost of goods sold	673
Income before taxes	56
Net income	56
Net income attributable to QVC, Inc. Stockholder	42

Combined Parent-QVC, Inc. and Subsidiary Guarantors
Year ended December 31, 2021
Net revenue	$9,292
Net revenue less cost of goods sold	4,090
Income before taxes	836
Net income	851
Net income attributable to QVC, Inc. Stockholder	787

Other Debt Related Information
QVC was in compliance with all of its debt covenants as of March 31, 2022.
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
Interest Rate Swap Arrangements
In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of less than $1 million and $1 million as of March 31, 2022 and December 31, 2021, respectively, which was included in accrued liabilities.
Additional Cash Flow Information
During the three months ended March 31, 2022, QVC's primary uses of cash were $176 million of principal payments of the senior secured credit facility and finance lease obligations, $112 million of dividends to Qurate Retail, $36 million of capital and television distribution rights expenditures, $18 million of cash used in operating activities and $14 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $368 million of principal borrowings from the senior secured credit facility. As of March 31, 2022, QVC's cash, cash equivalents and restricted cash balance was $531 million.
During the three months ended March 31, 2021, QVC's primary uses of cash were $177 million of dividends to Qurate Retail, $143 million of principal payments on debt and finance lease obligations, $97 million of capital and television distribution rights expenditures and $16 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $247 million of cash provided by operating activities and $135 million of principal borrowings from the senior secured credit facility and $40 million in proceeds from sale of fixed assets. As of March 31, 2021, QVC's cash, cash equivalents balance and restricted cash was $646 million.

The change in cash provided by operating activities for the three months ended March 31, 2022 compared to the previous year was primarily due to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates. Inventory growth during the three months ended March 31, 2022 compared to the previous year was in part due to the delayed receipt of inventory driven by supply chain disruptions.
As of March 31, 2022, $233 million of the $531 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 84% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
Other
QVC’s material cash requirements for 2022, outside of normal operating expenses, include the costs to service outstanding debt, expenditures for affiliation agreements with television providers, and capital expenditures expected to be between $210 and $240 million, including $34 million already expended for the three months ended March 31, 2022. The Company also may make dividend payments to Qurate Retail. Refer to the off-balance sheet arrangements and aggregate contractual obligations table below for a summary of other material cash requirements as of March 31, 2022. The Company expects that cash on hand and cash provided by operating activities in future periods and outstanding borrowing capacity will be sufficient to fund projected uses of cash.
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
Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of cash requirements, both accrued and off-balance sheet, under our contractual obligations as of March 31, 2022 is summarized below:

	Payments due by period
(in millions)	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Long-term debt (1)	$—	750	600	600	727	2,500	5,177
Interest payments (2)	151	224	193	166	149	2,423	3,306
Finance lease obligations (including imputed interest)	20	26	25	23	22	67	183
Operating lease obligations	27	31	25	21	19	147	270
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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at March 31, 2022:

(in millions, except percentages)	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Fixed rate debt (1) (2)	$—	750	600	600	—	2,500	4,450	4,225
Weighted average interest rate on fixed rate debt	—%	4.4%	4.9%	4.5%	—%	5.4%	5.0%	N/A
Variable rate debt	$—	—	—	—	727	—	727	727
Average interest rate on variable rate debt	—%	—%	—%	—%	1.8%	—%	1.8%	N/A
(1) Amounts exclude finance lease obligations and the issue discounts on the 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
(2) Amounts exclude impact related to interest rate swaps, which we have discussed further below.
N/A - Not applicable.
In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of less than $1 million and $1 million as of March 31, 2022 and December 31, 2021, respectively, which was included in accrued liabilities.

Changes in the fair value of the swaps are reflected in gains (losses) on financial instruments in the condensed consolidated statements of operations.

Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three months ended March 31, 2022 would have been impacted by approximately $1 million for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The Fifth Amended and Restated Credit Agreement provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of March 31, 2022, no borrowings in foreign currencies were outstanding.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
QVC, Inc.

Date: May 6, 2022	By:/s/ DAVID L. RAWLINSON II
David L. Rawlinson II
President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2022	By:/s/ JEFFREY A. DAVIS
Jeffrey A. Davis
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)