Form 10-Q
period 2022-06-30
QVC INC
filed 2022-08-05
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-38654
QVC, Inc.
(Exact name of Registrant as specified in its charter)

State of Delaware	23-2414041
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number)

1200 Wilson Drive	19380
West Chester, Pennsylvania	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (484) 701-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
6.375% Senior Secured Notes due 2067	QVCD	New York Stock Exchange
6.250% Senior Secured Notes due 2068	QVCC	New York Stock Exchange
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

QVC, Inc.
2022 QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(in millions, except share amounts)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$413	510
Restricted cash	9	9
Accounts receivable, less allowance for credit losses of $101 at June 30, 2022 and $99 at December 31, 2021	1,111	1,645
Inventories	1,409	1,355
Prepaid expenses and other current assets	169	180
Total current assets	3,111	3,699
Property and equipment, net of accumulated depreciation of $1,307 at June 30, 2022 and $1,371 at December 31, 2021	730	919
Operating lease right-of-use assets (note 6)	227	201
Television distribution rights, net (note 2)	104	145
Goodwill (note 3)	5,879	5,968
Other intangible assets, net (note 3)	3,377	3,407
Note receivable - related party (note 1)	1,740	1,740
Other noncurrent assets	60	62
Total assets	$15,228	16,141
Liabilities and equity
Current liabilities:
Current portion of debt and finance lease obligations (note 5)	$225	20
Accounts payable-trade	875	1,271
Accrued liabilities (note 4)	942	1,179
Total current liabilities	2,042	2,470
Long-term portion of debt and finance lease obligations (note 5)	4,619	5,023
Deferred income taxes (note 8)	612	633
Other long-term liabilities	303	294
Total liabilities	7,576	8,420
Commitments and contingencies (note 9)
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	10,628	10,687
Accumulated deficit	(2,751)	(2,942)
Accumulated other comprehensive loss	(330)	(146)
Total QVC, Inc. stockholder's equity	7,547	7,599
Noncontrolling interest	105	122
Total equity	7,652	7,721
Total liabilities and equity	$15,228	16,141

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Net revenue	$2,392	2,780	4,746	5,490
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,608	1,755	3,249	3,513
Operating	179	196	357	382
Selling, general and administrative, including stock-based compensation	303	305	597	588
Depreciation	32	38	67	78
Amortization	70	64	144	126
Fire related costs, net (note 13)	1	—	3	—
Gain on sale of fixed assets	(243)	—	(243)	—
	1,950	2,358	4,174	4,687
Operating income	442	422	572	803
Other (expense) income:
(Losses) gains on financial instruments	—	(4)	1	(3)
Interest expense, net	(63)	(65)	(125)	(128)
Foreign currency gain (loss)	21	(2)	29	(4)
Loss on extinguishment of debt	(6)	—	(6)	—
Other income	—	2	20	8
	(48)	(69)	(81)	(127)
Income before income taxes	394	353	491	676
Income tax expense	(109)	(96)	(150)	(181)
Net income	285	257	341	495
Less net income attributable to the noncontrolling interest	(15)	(17)	(29)	(33)
Net income attributable to QVC, Inc. stockholder	$270	240	312	462

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Net income	$285	257	341	495
Foreign currency translation adjustments, net of tax	(143)	9	(203)	(64)
Comprehensive income (loss) attributable to debt credit risk adjustments	—	1	—	(12)
Total comprehensive income	142	267	138	419
Comprehensive income attributable to noncontrolling interest	(2)	(16)	(10)	(24)
Comprehensive income attributable to QVC, Inc. stockholder	$140	251	128	395

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
(in millions)	2022	2021
Operating activities:
Net income	$341	495
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(14)	(1)
Foreign currency (gain) loss	(29)	4
Depreciation	67	78
Amortization	144	126
Change in fair value of financial instruments and noncash interest	(1)	3
Other charges, net	—	13
Loss on extinguishment of debt	6	—
Insurance proceeds received for inventory loss	30	—
Stock-based compensation	18	20
Change in other long-term liabilities	6	3
Gain on sale of fixed assets	(243)	—
Change in operating assets and liabilities
Decrease in accounts receivable	416	432
Increase in inventories	(81)	(93)
Decrease in prepaid expenses and other current assets	9	40
Decrease in accounts payable-trade	(331)	(154)
Decrease in accrued liabilities and other	(294)	(321)
Net cash provided by operating activities	44	645
Investing activities:
Capital expenditures	(81)	(94)
Expenditures for television distribution rights	(15)	(170)
Insurance proceeds received for fixed asset loss	70	—
Changes in other noncurrent assets	(4)	(2)
Proceeds from sale of fixed assets	256	40
Other investing activities	20	—
Net cash provided by (used in) investing activities	246	(226)
Financing activities:
Principal payments of debt and finance lease obligations	(876)	(149)
Principal borrowings of debt from senior secured credit facility	1,223	135
Principal repayment of senior secured notes	(536)	—
Payment of premium on redemption of senior secured notes	(6)	—
Dividends paid to Qurate Retail, Inc.	(121)	(301)
Dividends paid to noncontrolling interest	(27)	(31)
Withholding taxes on net share settlements of stock-based compensation	(5)	(17)
Payments for issuances of financial instruments	—	(12)
Proceeds from settlements of financial instruments	—	24
Other financing activities	—	2
Net cash used in financing activities	(348)	(349)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(39)	(15)
Net (decrease) increase in cash, cash equivalents and restricted cash	(97)	55
Cash, cash equivalents and restricted cash, beginning of period	519	690
Cash, cash equivalents and restricted cash, end of period	$422	745

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2020	1	$—	10,741	(2,766)	(17)	133	8,091
Net income	—	—	—	462	—	33	495
Foreign currency translation adjustments, net of tax	—	—	—	—	(55)	(9)	(64)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(301)	—	(31)	(332)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	9	—	—	—	9
Withholding taxes on net share settlements of stock-based compensation	—	—	(17)	—	—	—	(17)
Stock-based compensation	—	—	20	—	—	—	20
Debt credit risk adjustment	—	—	—	—	(12)	—	(12)
Balance, June 30, 2021	1	$—	10,753	(2,605)	(84)	126	8,190

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, March 31, 2021	1	$—	10,740	(2,721)	(95)	125	8,049
Net income	—	—	—	240	—	17	257
Foreign currency translation adjustments, net of tax	—	—	—	—	10	(1)	9
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(124)	—	(15)	(139)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	4	—	—	—	4
Withholding taxes on net share settlements of stock-based compensation	—	—	(2)	—	—	—	(2)
Stock-based compensation	—	—	11	—	—	—	11
Debt credit risk adjustment	—	$—	—	—	1	—	1
Balance, June 30, 2021	1	$—	10,753	(2,605)	(84)	126	8,190

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2021	1	$—	10,687	(2,942)	(146)	122	7,721
Net income	—	—	—	312	—	29	341
Foreign currency translation adjustments, net of tax	—	—	—	—	(184)	(19)	(203)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(121)	—	(27)	(148)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	4	—	—	—	4
Withholding taxes on net share settlements of stock-based compensation	—	—	(5)	—	—	—	(5)
Stock-based compensation	—	—	18	—	—	—	18
Common control transaction with Qurate Retail, Inc.	—	—	(76)	—	—	—	(76)
Balance, June 30, 2022	1	$—	10,628	(2,751)	(330)	105	7,652

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, March 31, 2022	1	$—	10,643	(3,012)	(200)	116	7,547
Net income	—	—	—	270	—	15	285
Foreign currency translation adjustments, net of tax	—	—	—	—	(130)	(13)	(143)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(9)	—	(13)	(22)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	2	—	—	—	2
Stock-based compensation	—	—	10	—	—	—	10
Common control transaction with Qurate Retail, Inc.	—	—	(27)	—	—	—	(27)
Balance, June 30, 2022	1	$—	10,628	(2,751)	(330)	105	7,652

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
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the six months ended June 30, 2022 and 2021, QVC-Japan paid dividends to Mitsui of $27 million and $31 million, respectively.
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
During each of the six months ended June 30, 2022 and 2021, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. QVC allocated expenses of $4 million to Zulily for each of the six months ended June 30, 2022 and 2021. Zulily allocated expenses of $5 million to QVC for each of the six months ended June 30, 2022 and 2021.
In September 2020, QVC and Zulily executed a Master Promissory Note ("Promissory Note") whereby Zulily may borrow up to $100 million at a variable interest rate equal to the LIBOR rate plus an applicable margin rate. The Promissory Note matures in September 2030. There were no borrowings on the Promissory Note as of June 30, 2022 and December 31, 2021.
During each of the six months ended June 30, 2022 and 2021, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $13 million and $11 million to CBI for the six months ended June 30, 2022 and 2021, respectively. CBI allocated expenses of $1 million to QVC for each of the six months ended June 30, 2022 and 2021.

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

On December 30, 2020, the Company and Liberty Interactive LLC ("LIC") completed an internal realignment of the Company's global finance structure that resulted in a common control transaction with Qurate Retail. As part of the common control transaction, LIC issued a promissory note (“LIC Note”) to the Company with an initial face amount of $1.8 billion, a stated interest rate of 0.48% and a maturity of December 29, 2029. Interest on the LIC Note is paid annually. QVC recorded $2 million and $4 million of related party interest income for the three and six months ended June 30, 2022, respectively, included in interest expense, net in the consolidated statement of operations.

The Company has revised its condensed consolidated financial statements and related notes included herein to correct immaterial errors in depreciation expense in periods prior to 2021, along with deferred tax adjustments. Revisions have been reflected in the comparative 2021 financial statements to reduce property and equipment, net by $47 million, reduce deferred tax liabilities by $3 million, and reduce retained earnings by $44 million, including the opening balance as of January 1, 2021.

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(2) Television Distribution Rights, Net
Television distribution rights consisted of the following:

(in millions)	June 30, 2022	December 31, 2021
Television distribution rights	$800	818
Less accumulated amortization	(696)	(673)
Television distribution rights, net	$104	145
The Company recorded amortization expense of $28 million and $23 million for the three months ended June 30, 2022 and 2021, respectively, related to television distribution rights. For the six months ended June 30, 2022 and 2021, amortization expense for television distribution rights was $59 million and $48 million, respectively.
As of June 30, 2022, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2022	$59
2023	37
2024	7
2025	1
2026	—

(3) Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2022 were as follows:

(in millions)	QxH	QVC-International	Total
Balance as of December 31, 2021	$5,112	856	5,968
Exchange rate fluctuations	—	(89)	(89)
Balance as of June 30, 2022	$5,112	767	5,879
Other intangible assets consisted of the following:

	June 30, 2022			December 31, 2021
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$988	(708)	280	945	(659)	286
Affiliate and customer relationships	2,817	(2,606)	211	2,832	(2,598)	234
Debt origination fees	9	(1)	8	9	—	9
Trademarks (indefinite life)	2,878	—	2,878	2,878	—	2,878
	$6,692	(3,315)	3,377	6,664	(3,257)	3,407
The Company recorded amortization expense of $42 million and $41 million for the three months ended June 30, 2022 and 2021, respectively, related to other intangible assets. For the six months ended June 30, 2022 and 2021, amortization expense for other intangible assets was $85 million and $78 million, respectively.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
As of June 30, 2022, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2022	$102
2023	168
2024	123
2025	58
2026	48
QVC’s current business trends and global economic conditions are making it a challenge for the business to be able to realize its current long-term forecast. The Company will continue to monitor its current business performance versus the current and updated long-term forecasts, among other relevant considerations, to determine if the carrying value of its assets (including Goodwill and Trademarks) are appropriate. Future outlook declines in revenue, cash flows, or other factors could result in a sustained decrease in fair value that may result in a determination that carrying value adjustments are required, which could be material.

(4) Accrued Liabilities
Accrued liabilities consisted of the following:

(in millions)	June 30, 2022	December 31, 2021
Accounts payable non-trade	$334	364
Allowance for sales returns	187	242
Accrued compensation and benefits	115	151
Income taxes	75	132
Other	231	290
	$942	1,179

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(5) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following:

(in millions)	June 30, 2022	December 31, 2021
4.375% Senior Secured Notes due 2023, net of original issue discount	$214	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	600
4.45% Senior Secured Notes due 2025, net of original issue discount	599	599
4.75% Senior Secured Notes due 2027	575	575
4.375% Senior Secured Notes due 2028	500	500
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
6.375% Senior Secured Notes due 2067	225	225
6.25% Senior Secured Notes due 2068	500	500
Senior secured credit facility (1)	914	481
Finance lease obligations (note 6)	57	157
Less debt issuance costs, net	(39)	(43)
Total debt and finance lease obligations	4,844	5,043
Less current portion	(225)	(20)
Long-term portion of debt and finance lease obligations	$4,619	5,023
(1) Includes $227 million and $151 million of Zulily's outstanding borrowings as of June 30, 2022 and December 31, 2021, respectively.
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
In June 2022, QVC completed its purchase of $536 million of the outstanding 4.375% Senior Secured Notes due 2023 (the "2023 Notes") pursuant to a cash tender offer to purchase any and all of its outstanding 2023 Notes (the "Tender Offer"). As a result of the Tender Offer, the Company recorded a loss on extinguishment of debt in the condensed consolidated statements of operations of $6 million for the three and six months ended June 30, 2022. As of June 30, 2022, the remaining outstanding 2023 Notes are classified within current portion of long term debt as they mature in less than one year.

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
In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the senior secured credit facility plus any additional amount it expects to repay on behalf of Zulily or CBI. There was $227 million and $151 million borrowed by Zulily on the senior secured credit facility as of June 30, 2022 and December 31, 2021, respectively; all of which QVC expects to repay on behalf of Zulily. QVC recorded a liability for Zulily's outstanding borrowings as part of a common control transaction with Qurate Retail. The liability for Zulily's outstanding borrowings is included in the long-term portion of debt and finance lease obligations on the condensed consolidated balance sheets. QVC recorded a $27 million and $76 million liability for Zulily's additional borrowings during the three and six months ended June 30, 2022, which was treated as a return of capital in the consolidated statement of equity. CBI had no borrowings outstanding on the senior secured credit facility as of June 30, 2022.
Availability under the Fifth Amended and Restated Credit Agreement at June 30, 2022 was $2.31 billion. The interest rate on the senior secured credit facility was 3.0% at June 30, 2022.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
Interest Rate Swap Arrangements
In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of less than $1 million and $1 million as of June 30, 2022 and December 31, 2021, respectively, which was included in accrued liabilities. Changes in the fair value of the swap are reflected in (losses) gains on financial instruments in the condensed consolidated statements of operations. The swap arrangement expired in July 2022.

Other Debt Related Information
QVC was in compliance with all of its debt covenants as of June 30, 2022.
The weighted average interest rate applicable to all of the outstanding debt (excluding finance leases) prior to amortization of bond discounts and related debt issuance costs was 4.7% as of June 30, 2022.

(6) Leases
The Company has finance lease agreements with transponder and transmitter network suppliers for the right to transmit its signals in the U.S. and Germany. QVC also leases data processing equipment, facilities, office space and land. These leases are classified as operating leases. Our leases have remaining lease terms of less than 1 year to 12 years, some of which may include the option to extend or terminate the leases.
The components of lease cost for the three and six months ended June 30, 2022 and 2021, were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Finance lease cost
Depreciation of leased assets	$4	5	9	10
Interest on lease liabilities	2	2	4	4
Total finance lease cost	6	7	13	14
Operating lease cost	10	10	20	20
Total lease cost	$16	17	33	34
The remaining weighted-average lease term and the weighted-average discount rate were as follows:

June 30, 2022
Weighted-average remaining lease term (years):
Finance leases	5.1
Operating leases	9.1
Weighted-average discount rate:
Finance leases	3.5%
Operating leases	6.6%

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
Supplemental balance sheet information related to leases was as follows:

(in millions)	June 30, 2022	December 31, 2021
Operating Leases:
Operating lease right-of-use assets	$227	201
Accrued liabilities	$34	26
Other long-term liabilities	187	177
Total operating lease liabilities	$221	203
Finance Leases:
Property and equipment	$156	277
Accumulated depreciation	(115)	(151)
Property and equipment, net	$41	126
Current portion of debt and finance lease obligations	$11	20
Long-term portion of debt and finance lease obligations	46	137
Total finance lease liabilities	$57	157
Supplemental cash flow information related to leases was as follows:

	Six months ended June 30,
(in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21	20
Operating cash flows from finance leases	4	4
Financing cash flows from finance leases	10	9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$45	4
Future payments under noncancelable operating leases and finance leases with initial terms of one year or more as of June 30, 2022 consisted of the following:

(in millions)	Finance leases	Operating leases	Total leases
Remainder of 2022	$7	25	32
2023	13	45	58
2024	12	37	49
2025	10	26	36
2026	9	19	28
Thereafter	11	144	155
Total lease payments	62	296	358
Less: imputed interest	(5)	(75)	(80)
Total lease liabilities	$57	221	278

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
Sale-Leaseback Transaction
In June 2022, QVC modified the finance lease for its distribution center in Ontario, California which reduced the term of the lease and removed QVC’s ability to take ownership of the distribution center at the end of the lease term. QVC will make annual payments over the modified lease term. Since the lease was modified and removed QVC’s ability to take ownership at the end of the lease term, the Company accounted for the modification similar to a sale and leaseback transaction and, as a result, recognized a $240 million gain on the sale of the distribution center for the three and six months ended June 30, 2022 calculated as the difference between the aggregate consideration received (including cash and forgiveness of the remaining financing obligation of $84 million) and the carrying value of the distribution center. The gain is included in gain on sale of fixed assets in the condensed consolidated statement of operations. The Company accounted for the modified lease as an operating lease and recorded a $37 million right-of-use asset and a $31 million operating lease liability, with the difference attributable to prepaid rent.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(7) Revenue

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended June 30, 2022			Six months ended June 30, 2022
(in millions)	QxH	QVC-International	Total	QxH	QVC-International	Total
Home	$680	248	928	1,329	521	1,850
Apparel	356	117	473	652	234	886
Beauty	253	145	398	514	290	804
Accessories	241	58	299	443	113	556
Electronics	112	25	137	259	51	310
Jewelry	71	42	113	158	94	252
Other revenue	41	3	44	83	5	88
Total net revenue	$1,754	638	2,392	3,438	1,308	4,746

	Three months ended June 30, 2021			Six months ended June 30, 2021
(in millions)	QxH	QVC-International	Total	QxH	QVC-International	Total
Home	$775	309	1,084	1,550	633	2,183
Apparel	359	127	486	649	253	902
Beauty	294	193	487	580	357	937
Accessories	272	71	343	510	137	647
Electronics	167	32	199	368	65	433
Jewelry	76	54	130	174	114	288
Other revenue	46	5	51	94	6	100
Total net revenue	$1,989	791	2,780	3,925	1,565	5,490

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
The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgments including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax environment changes. To the extent that the estimated annual effective tax rate changes during a quarter, the effect of the change on the prior quarters is included in the tax expense for the current quarter.
For the three months ended June 30, 2022 and 2021, the Company recorded a tax provision of $109 million and $96 million, respectively, which represented an effective tax rate of 27.7% and 27.2%, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded a tax provision of $150 million and $181 million, respectively, which represented an effective tax rate of 30.5% and 26.8%, respectively. The 2022 rate differs from the U.S. federal income tax rate of 21% due primarily to state and foreign tax expenses. The 2022 effective tax rate has increased from the prior year for both the three months and six months ended June 30, 2022 primarily due to state taxes as result of filing in additional states, foreign taxes and discrete items.

The Company participates in a consolidated federal return filing with Qurate Retail. As of June 30, 2022, the Company's tax years through 2017 are closed for federal income tax purposes, and the Internal Revenue Service ("IRS") has completed its examination of the Company's 2018, 2019, and 2020 tax years. The Company's 2021 and 2022 tax years are being examined currently as part of the Qurate Retail consolidated return under the IRS's Compliance Assurance Process program. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of June 30, 2022, the Company was under examination in Colorado, Florida, Minnesota, Pennsylvania, and New York City.

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
The amounts of the tax-related payable due to Qurate Retail as of June 30, 2022 and December 31, 2021 were $50 million and $85 million, respectively, and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.

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
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at June 30, 2022 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$96	96	—	—
Current liabilities:
Debt (note 5)	212	—	212	—
Interest rate swap arrangements (note 5)	—	—	—	—
Long-term liabilities:
Debt (note 5)	3,816	502	3,314	—

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(11) Information about QVC's Operating Segments
The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as net revenue, Adjusted OIBDA (defined below), gross margin, average sales price per unit, number of units shipped and revenue or sales per customer. For segment reporting purposes, the Company defines Adjusted OIBDA, as net revenue less cost of goods sold (excluding Fire related costs, net and Rocky Mount inventory losses, see note 13), operating expenses, and selling, general and administrative expenses (excluding stock-based compensation). The Company believes this measure is an important indicator of the operational strength and performance of its segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking among the Company's businesses and identify strategies to improve performance. This measure of performance excludes depreciation, amortization, Gain on sale of fixed assets, Fire related costs, net and Rocky Mount inventory losses and stock-based compensation that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.
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
For the three and six months ended June 30, 2022 and 2021, QVC identified QxH and QVC-International as its two reportable segments. Both operating segments are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the Internet and mobile applications in certain markets.
Performance measures

	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022		2021
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QxH	$1,754	232	1,989	391	3,438	457	3,925	740
QVC-International	638	95	791	144	1,308	199	1,565	287
Consolidated QVC	$2,392	327	2,780	535	4,746	656	5,490	1,027
Other information

	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022		2021
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QxH	$22	66	24	61	45	137	50	120
QVC-International	10	4	14	3	22	7	28	6
Consolidated QVC	$32	70	38	64	67	144	78	126

	June 30, 2022
(in millions)	Total assets	Capital expenditures	Property and equipment, net
QxH	$13,238	71	439
QVC-International	1,990	10	291
Consolidated QVC	$15,228	81	730

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
The following table provides a reconciliation of Adjusted OIBDA to operating income and income before income taxes:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Adjusted OIBDA	$327	535	656	1,027
Gain on sale of fixed assets	243	—	243	—
Fire related costs, net and Rocky Mount inventory losses (see note 13)	(16)	—	(98)	—
Stock-based compensation	(10)	(11)	(18)	(20)
Depreciation and amortization	(102)	(102)	(211)	(204)
Operating income	442	422	572	803
(Losses) gains on financial instruments	—	(4)	1	(3)
Interest expense, net	(63)	(65)	(125)	(128)
Foreign currency gain (loss)	21	(2)	29	(4)
Loss on extinguishment of debt	(6)	—	(6)	—
Other income	—	2	20	8
Income before income taxes	$394	353	491	676

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(12) Other Comprehensive Income
The change in the components of accumulated other comprehensive loss, net of taxes ("AOCL"), is summarized as follows:

(in millions)	Comprehensive earnings attributable to debt credit risk adjustments	Foreign currency translation adjustments	AOCL
Balance at January 1, 2022	$—	(146)	(146)
Other comprehensive income attributable to QVC, Inc. stockholder	—	(184)	(184)
Balance at June 30, 2022	—	(330)	(330)

Balance at January 1, 2021	$16	(33)	(17)
Other comprehensive loss attributable to QVC, Inc. stockholder	(12)	(55)	(67)
Balance at June 30, 2021	4	(88)	(84)
The components of other comprehensive income are reflected in QVC's condensed consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the components of other comprehensive loss:

(in millions)	Before-tax amount	Tax benefit (expense)	Net-of-tax amount
Three months ended June 30, 2022
Foreign currency translation adjustments	$(145)	2	(143)
Other comprehensive loss	(145)	2	(143)

Three months ended June 30, 2021
Foreign currency translation adjustments	$10	(1)	9
Debt credit risk adjustment	1	—	1
Other comprehensive income	11	(1)	10

Six months ended June 30, 2022
Foreign currency translation adjustments	$(206)	3	(203)
Other comprehensive loss	(206)	3	(203)

Six months ended June 30, 2021
Foreign currency translation adjustments	$(62)	(2)	(64)
Debt credit risk adjustment	(12)	—	(12)
Other comprehensive loss	(74)	(2)	(76)

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(13) Fire at Rocky Mount Fulfillment Center

On December 18, 2021, QVC experienced a fire at its Rocky Mount, Inc. fulfillment center in North Carolina. Rocky Mount was the Company’s second-largest fulfillment center for QxH and the Company’s primary returns center for hard goods. The Company maintains property, general liability and business interruption insurance coverage. Based on provisions of QVC's insurance policies, the Company records estimated insurance recoveries for fire related costs for which recovery is deemed probable.

For the year ended December 31, 2021, the Company recorded $250 million of fire related costs and estimated insurance recoveries of $229 million for which recovery was deemed probable. As of December 31, 2021, the Company received $100 million of insurance proceeds and had an insurance receivable of $129 million which was recorded in accounts receivable in the condensed consolidated balance sheet.

For the six months ended June 30, 2022, the Company recorded $135 million of fire related costs, including $95 million for the write-down of inventory, and estimated insurance recoveries of $37 million for which recovery was deemed probable. For the six months ended June 30, 2022, the Company received $100 million of insurance proceeds and had an insurance receivable of $66 million which was recorded in accounts receivable in the condensed consolidated balance sheet.

During the six months ended June 30, 2022, inventory write-downs related to Rocky Mount inventory of $95 million were included in Cost of goods sold. Due to the circumstances surrounding the write-downs of the inventory, these write-downs have been excluded from Adjusted OIBDA (as defined in note 11). These write-downs are expected to be submitted as part of our business interruption insurance claim; however, there can be no guarantee they will be recovered. We expect to continue to record additional costs and recoveries until the property damage and inventory recoverability assessment is completed and the insurance claim is fully settled.

(14) Subsequent Events

On July 15, 2022, QVC sold five owned and operated properties located in the U.S. to an independent third party and received net cash proceeds of $443 million. Concurrent with the sale, the Company entered into agreements to lease each of the properties back from the purchaser over an initial term of 20 years with the option to extend the terms of the property leases for up to four consecutive terms of five years. QVC will make initial base rent payments of $27 million per year increasing to $39 million per year. QVC expects to record a gain in the third quarter related to the successful sale leaseback transaction.
In July 2022, QVC received an additional $50 million advance of insurance proceeds related to Rocky Mount fire losses.

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
•the effects of our debt obligations;
•advertising spending levels;
•system interruption and the lack of integration and redundancy in the systems and infrastructures of our business;

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

In December 2019, the COVID-19 pandemic was reported to have surfaced in Wuhan, China and has subsequently spread across the globe, including all of the countries in which QVC operates. Since that time, local, state and federal governmental agencies imposed various restrictions to prevent the spread of COVID-19, including travel restrictions, local quarantines or stay at home restrictions, and vaccine and testing requirements. The spread of COVID-19 and the various containment measures put in place around the world have resulted in significant disruption to the global economy. The company transitioned most administrative employees to a hybrid work model and certain employees have moved to permanent work from home arrangements which has resulted in the reduction of office space. Due to ongoing staffing issues and labor shortages, QVC has increased wages and offered incentives, resulting in additional costs to the company. As a result of these resource constraints, QVC has experienced some delays in shipping at certain fulfillment centers. The inability to control the spread of COVID-19, or the expansion or extension of containment measures, such as stay at home restrictions, could negatively impact our results in the future.

The stay at home restrictions imposed in response to COVID-19 required many traditional brick and mortar retailers to temporarily close their stores, but allowed distance retailers, including QVC, to continue operating. As a result, from the end of the first quarter of 2020 and continuing through the first quarter of 2021, we observed an increase in new customers and an increase in demand for certain categories, such as home. Beginning in the second quarter of 2021 through the second quarter of 2022, we observed a decline in new customers and a decline in demand for our home product category, while also seeing an increase in demand for our apparel product category.

In addition, there are several potential adverse impacts of COVID-19 that could cause a material negative impact to the Company’s financial results, including its capital and liquidity. These include reduced demand for products we sell; decreases in the disposable income of existing and potential new customers; the impacts of any recession and other uncertainties with respect to government responses to COVID-19; increased currency volatility resulting in adverse currency rate fluctuations; higher unemployment; labor shortages; and an adverse impact to our supply chain and shipping disruptions for both the products we import and purchase domestically and the products we sell, including essential products experiencing higher demand, due to factory closures, labor shortages and other resource constraints. While the future impact is currently uncertain, the inability to control the spread of COVID-19 could cause any one of these adverse impacts, or combination of adverse impacts, to have a material impact on our financial results.

Beginning in the second quarter of 2021, the Company saw increased product shortages as a result of high market demand in some product categories such as home and electronics. We also experienced escalating shipping disruptions due to challenges in the global supply chain and labor market causing extended lead time on inventory orders. As a result, the delayed receipt of inventory ordered in prior periods impacted our ability to have the right products at the right time and has contributed to higher inventory levels as of June 30, 2022. These factors also impacted our ability to offer certain goods and ship orders timely to our customers. In addition, the Company has seen increasing inflationary pressures during the period including higher wages, freight, and merchandise costs. Russia’s invasion of Ukraine, as well as the related international response, is exacerbating inflationary pressures. If these pressures persist, inflated costs may continue to outpace our pricing power in the near term.

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

Based on the provisions of QVC’s insurance policies and discussions with insurance carriers, the Company determined that recovery of certain fire related costs is probable, and recorded an insurance receivable. For the year ended December 31, 2021, the Company recorded $250 million of fire related costs and estimated insurance recoveries of $229 million for which recovery was deemed probable. For the six months ended June 30, 2022, the Company recorded $135 million of fire related costs, including $95 million for the write-down of inventory, and estimated insurance recoveries of $37 million for which recovery was deemed probable. The insurance receivable balance was $66 million as of June 30, 2022, net of $200 million of insurance proceeds received in advance, which was recorded in accounts receivable in the accompanying condensed consolidated balance sheet. In July 2022, QVC received an additional $50 million advance of insurance proceeds related to Rocky Mount fire losses.

During the six months ended June 30, 2022, inventory write-downs related to Rocky Mount inventory of $95 million were included in Cost of goods sold. Due to the circumstances surrounding the write-downs of the inventory, these write-downs have been excluded from Adjusted OIBDA (as defined in note 11). These write-downs are expected to be submitted as part of our business interruption insurance claim; however, there can be no guarantee they will be recovered. We expect to continue to record additional costs and recoveries until the property damage and inventory recoverability assessment is completed and the insurance claim is fully settled. While the Company has taken steps to minimize the overall impact to the business, we experienced increased warehouse and logistics costs during the six months ended June 30, 2022 and anticipate these increased warehouse and logistics costs to continue during 2022.
In June 2022, QVC modified the finance lease for its distribution center in Ontario, California which reduced the term of the lease and removed QVC’s ability to take ownership of the distribution center at the end of the lease term. QVC will make annual payments over the modified lease term. Since the lease was modified and removed QVC’s ability to take ownership at the end of the lease term, the Company accounted for the modification similar to a sale and leaseback transaction and, as a result, recognized a $240 million gain on the sale of the distribution center for the three and six months ended June 30, 2022 calculated as the difference between the aggregate consideration received (including cash and forgiveness of the remaining financing obligation of $84 million) and the carrying value of the distribution center. The gain is included in gain on sale of fixed assets in the condensed consolidated statement of operations. The Company accounted for the modified lease as an operating lease and recorded a $37 million right-of-use asset and a $31 million operating lease liability, with the difference attributable to prepaid rent.
On July 15, 2022, QVC sold five owned and operated properties located in the U.S. to an independent third party and received net cash proceeds of $443 million. Concurrent with the sale, the Company entered into agreements to lease each of the properties back from the purchaser over an initial term of 20 years with the option to extend the terms of the property leases for up to four consecutive terms of five years. QVC will make initial base rent payments of $27 million per year increasing to $39 million per year. QVC expects to record a gain in the third quarter related to the successful sale leaseback transaction.

Results of Operations
QVC's operating results were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Net revenue	$2,392	2,780	4,746	5,490
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation, amortization and Rocky Mount inventory losses shown below)	1,593	1,755	3,154	3,513
Operating	179	196	357	382
Selling, general and administrative, excluding stock-based compensation	293	294	579	568
Adjusted OIBDA (defined below)	327	535	656	1,027
Fire related costs, net and Rocky Mount inventory losses (see note 13)	16	—	98	—
Gain on sale of fixed assets	(243)	—	(243)	—
Stock-based compensation	10	11	18	20
Depreciation	32	38	67	78
Amortization	70	64	144	126
Operating income	442	422	572	803
Other (expense) income:
Losses on financial instruments	—	(4)	1	(3)
Interest expense, net	(63)	(65)	(125)	(128)
Foreign currency gain (loss)	21	(2)	29	(4)
Loss on extinguishment of debt	(6)	—	(6)	—
Other income	—	2	20	8
	(48)	(69)	(81)	(127)
Income before income taxes	394	353	491	676
Income tax expense	(109)	(96)	(150)	(181)
Net income	285	257	341	495
Less net income attributable to the noncontrolling interest	(15)	(17)	(29)	(33)
Net income attributable to QVC, Inc. stockholder	$270	240	312	462
Net revenue
Net revenue by segment was as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
QxH	$1,754	1,989	3,438	3,925
QVC-International	638	791	1,308	1,565
Consolidated QVC	$2,392	2,780	4,746	5,490

QVC's consolidated net revenue decreased 14.0% and 13.6% for the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in the prior year. The three month decrease in net revenue is primarily due to an 8.3% decrease in units shipped, $93 million in unfavorable foreign exchange rates, a 5.7% decline in average selling price per unit ("ASP") driven by QxH, and a $26 million decrease in shipping and handling revenue. These decreases were partially offset by a $37 million decrease in estimated product returns driven by QxH. The six month decrease in net revenue is primarily due to a 9.4% decrease in units shipped, $143 million in unfavorable foreign exchange rates, a $54 million decrease in shipping and handling revenue, and a 3.8% decline in ASP driven by QxH. These declines were partially offset by a $62 million decrease in estimated product returns primarily driven by QxH.
During the three and six months ended June 30, 2022 and 2021, the changes in revenue and expenses were affected by changes in the exchange rates for the U.K. Pound Sterling, the Euro and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
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
The percentage change in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended June 30, 2022			Six months ended June 30, 2022
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	(11.8)%	—%	(11.8)%	(12.4)%	—%	(12.4)%
QVC-International	(19.3)%	(11.7)%	(7.6)%	(16.4)%	(9.1)%	(7.3)%
QxH net revenue decline for the three months ended June 30, 2022 was primarily due to a 9.0% decrease in units shipped, a 2.9% decline in ASP, and a $19 million decrease in shipping and handling revenue. These declines were partially offset by a $37 million decrease in estimated product returns. For the three months ended June 30, 2022, QxH experienced shipped sales declines across all categories. For the six months ended June 30, 2022, QxH net revenue decreased due to a 10.6% decrease in units shipped, a 1.4% decline in ASP, and a $42 million decrease in shipping and handling revenue. These declines were partially offset by a $56 million decrease in estimated product returns. For the six months ended June 30, 2022, QxH experienced shipped sales decline in all categories except for apparel. The decrease in estimated product returns for the three and six months ended June 30, 2022 was primarily due to a decrease in sales volume.
QVC-International net revenue decline in constant currency for the three months ended June 30, 2022 was primarily due to a 6.5% decrease in units shipped across all markets except Japan and a $7 million decrease in shipping and handling revenue. These declines were partially offset by a slight increase in ASP driven by the U.K. For the three months ended June 30, 2022, QVC-International experienced shipped sales decline in constant currency across all product categories except apparel. QVC-International net revenue decline in constant currency for the six months ended June 30, 2022 was primarily due to a 6.5% decrease in units shipped across all markets except Japan and a $12 million decrease in shipping and handling revenue. These declines were partially offset by a slight increase in ASP driven by the U.K. For the six months ended June 30, 2022, QVC-International experienced shipped sales decline in constant currency across all product categories except apparel.

Cost of goods sold (excluding depreciation, amortization and Rocky Mount inventory losses)
QVC's cost of goods sold as a percentage of net revenue was 66.6% and 66.5% for the three and six months ended June 30, 2022, respectively, compared to 63.1% and 64.0% for the three and six months ended June 30, 2021, respectively. The increase in cost of goods sold as a percentage of revenue for the three and six months ended June 30, 2022 is primarily due to higher fulfillment costs across both segments driven by increased freight and warehousing costs. Higher fulfillment costs at QxH were also impacted by strains on our fulfillment network due to the loss of the Rocky Mount fulfillment center and higher wages, partially offset by efficiencies from fulfillment centers closed in the prior year. The increase in cost of goods sold was also impacted by increased inventory obsolescence at QxH due to higher levels of inventory. For the three and six months ended June 30, 2022, QxH experienced product margin favorability that was offset by margin pressure at QVC-International.

Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses were 7.5% of net revenue for each of the three and six months ended June 30, 2022 and were 7.1% and 7.0% for the three and six months ended June 30, 2021, respectively. Operating expenses decreased $17 million and $25 million for the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021. The three month decrease is primarily due to a $7 million decrease as a result of favorable exchange rates, a $4 million decrease in commissions, primarily at QxH, and a $4 million decrease in credit card fees, primarily at QxH. The six month decrease is primarily due to an $11 million decrease as a result of favorable exchange rates, an $8 million decrease in commissions across both segments and a $5 million decrease in credit card fees, primarily at QxH. The decreases in commissions and credit card fees for the three and six months ended June 30, 2022 are primarily due to lower sales volume.

Selling, general and administrative expenses (excluding stock-based compensation)
QVC's selling, general, and administrative expenses (excluding transaction related costs as defined below and stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, and marketing and advertising expenses. Such expenses decreased $1 million for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, but increased as a percentage of net revenue from 10.6% to 12.2%. Selling, general, and administrative expenses increased $11 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021 and increased as a percentage of net revenue from 10.3% to 12.2%.
For the three months ended June 30, 2022, there was an $18 million decrease in personnel costs across both segments and a $12 million decrease due to favorable exchange rates. These decreases were partially offset by a $14 million increase in credit losses, primarily at QxH, an $8 million increase in consulting expenses primarily at QxH, a $4 million increase in non-income related taxes and a $2 million increase in IT expenses. For the six months ended June 30, 2022, the increase was primarily due to a $25 million increase in credit losses, primarily at QxH, an $8 million increase in consulting expenses primarily at QxH, a $6 million increase in non-income related taxes and a $3 million increase in IT expenses. These increases were partially offset by a $19 million decrease due to favorable exchange rates and a $14 million decrease in personnel costs across both segments. The increase to estimated credit losses for the three and six months ended June 30, 2022 was due to lower expected collections in the current year compared to favorable adjustments recognized in the prior year based on actual collections experience. The decrease in personnel costs for the three and six months ended June 30, 2022 was primarily due to a decrease to our estimated incentive pay across all markets, partially offset by higher wages.

Fire related costs, net and Rocky Mount inventory losses
QVC recorded $16 million and $98 million of fire related costs, net and Rocky Mount inventory losses for the three and six months ended June 30, 2022, respectively, primarily due to write-downs on Rocky Mount inventory. Fire related costs, net includes expenses directly related to the Rocky Mount fulfillment center fire net of expected and received insurance recoveries. Expenses indirectly related to the Rocky Mount fulfillment center fire, including operational inefficiencies, are primarily included in Cost of goods sold. These indirect expenses will be submitted as part of our insurance claim; however, there can be no guarantee they will be recovered.
Gain on sale of fixed assets
QVC recorded $243 million of gain on sale of fixed assets for the three and six months ended June 30, 2022 primarily related to $240 million of gain on sale-leaseback of the Ontario distribution center.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $10 million and $18 million of stock-based compensation expense for the three and six months ended June 30, 2022, respectively, and recorded $11 million and $20 million of stock-based compensation expense for the three and six months ended June 30, 2021, respectively.
Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Customer relationships	11	11	23	23
Other technology	4	4	8	8
Acquisition related amortization	15	15	31	31
Property and equipment	32	38	67	78
Software amortization	27	26	54	47
Channel placement amortization and related expenses	28	23	59	48
Total depreciation and amortization	$102	102	211	204
For the three and six months ended June 30, 2022, property and equipment depreciation decreased primarily due to assets disposed of related to the Rocky Mount fulfillment center fire. The increase in software amortization for the six months ended June 30, 2022 is due to software additions including QVC's new Enterprise Resource Planning (“ERP”) system that was placed into service in the second quarter of 2021. The increase in channel placement amortization and related expenses for the six months ended June 30, 2022 was due to adjustments recognized in the prior year related to lower subscriber counts.
Interest expense, net
For the three and six months ended June 30, 2022, consolidated interest expense, net decreased $2 million and decreased $3 million, respectively, as compared to the corresponding periods in the prior year.
Foreign currency gain (loss)
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. For the three and six months ended June 30, 2022, the change in foreign currency gain (loss) was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.

Loss on extinguishment of debt
For the three and six months ended June 30, 2022, the Company recorded a loss on extinguishment of debt of $-6 million related to the repayment of $536 million of the outstanding 4.375% Senior Secured Notes due 2023.
Income taxes
Our effective tax rate was 27.7% and 30.5% for the three and six months ended June 30, 2022, respectively, compared to an effective tax rate of 27.2% and 26.8% for the three and six months ended June 30, 2021, respectively. The 2022 rate differs from the U.S. federal income tax rate of 21% due primarily to state and foreign tax expenses. The 2022 effective tax rate has increased from the prior year for both the three months and six months ended June 30, 2022 primarily due to state taxes as result of filing in additional states, foreign taxes and discrete items.

Adjusted Operating Income before Depreciation and Amortization (Adjusted OIBDA)
To provide investors with additional information regarding our financial statements, we disclose Adjusted OIBDA (defined below), which is a non-GAAP measure. QVC defines Adjusted OIBDA as operating income plus depreciation and amortization, stock-based compensation, fire related costs, net and Rocky Mount inventory losses, and excluding gain on sale of fixed assets. QVC's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate the businesses and make decisions about allocating resources among the businesses. QVC believes that this is an important indicator of the operational strength and performance of the segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows QVC to view operating results, perform analytical comparisons and perform benchmarking among its businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S generally accepted accounting principles ("U.S. GAAP").
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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Operating income	$442	422	572	803
Depreciation and amortization	102	102	211	204
Stock-based compensation	10	11	18	20
Fire related costs, net and Rocky Mount inventory losses (see note 13)	16	—	98	—
Gain on sale of fixed assets	(243)	—	(243)	—
Adjusted OIBDA	$327	535	656	1,027

QVC Adjusted OIBDA decreased by $208 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease is comprised of a $159 million decrease in QxH and a $49 million decrease in QVC-International.
QVC Adjusted OIBDA decreased by $371 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease is comprised of a $283 million decrease in QxH and an $88 million decrease in QVC-International.
Seasonality
QVC's business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, QVC has earned, on average, between 21% and 24% of its revenue in each of the first three quarters of the year and between 30% and 32% of its revenue in the fourth quarter of the year.
Financial Position, Liquidity and Capital Resources
General
Historically, QVC's primary sources of cash have been cash provided by operating activities and borrowings. In general, QVC uses this cash to fund its operations, make capital purchases, make dividend and tax sharing payments to Qurate Retail, make interest payments and minimize QVC's outstanding senior secured credit facility balance.
As of June 30, 2022, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and have equal priority to the senior secured credit facility. With the exception of the 6.375% Senior Secured Notes due 2067 and the 6.25% Senior Secured Notes due 2068, for which interest is payable quarterly, the interest on QVC's senior secured notes is payable semi-annually.

In June 2022, QVC completed its purchase of $536 million of the outstanding 4.375% Senior Secured Notes due 2023 (the "2023 Notes") pursuant to a cash tender offer to purchase any and all of its outstanding 2023 Notes (the "Tender Offer"). As a result of the Tender Offer, the Company recorded a loss on extinguishment of debt in the condensed consolidated statements of operations of $-6 million for the three and six months ended June 30, 2022. As of June 30, 2022, the remaining outstanding 2023 Notes are classified within current portion of long term debt as they mature in less than one year.

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
Availability under the Fifth Amended and Restated Credit Agreement at June 30, 2022 was $2.31 billion. The interest rate on the senior secured credit facility was 3.0% at June 30, 2022.
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

Summarized financial information for the year-to-date interim period and the most recent annual period was as follows:

Combined Parent-QVC, Inc. and Subsidiary Guarantors
June 30, 2022
Current assets	$2,217
Intercompany payable to non-guarantor subsidiaries	(2,820)
Note receivable - related party	1,740
Noncurrent assets	8,899
Current liabilities	1,472
Noncurrent liabilities	5,331

Combined Parent-QVC, Inc. and Subsidiary Guarantors
December 31, 2021
Current assets	$2,734
Intercompany payable to non-guarantor subsidiaries	(3,040)
Note receivable - related party	1,740
Noncurrent assets	9,027
Current liabilities	1,840
Noncurrent liabilities	5,678

Combined Parent-QVC, Inc. and Subsidiary Guarantors
Six months ended June 30, 2022
Net revenue	$3,758
Net revenue less cost of goods sold	1,445
Income before taxes	156
Net income	341
Net income attributable to QVC, Inc. Stockholder	312

Combined Parent-QVC, Inc. and Subsidiary Guarantors
Year ended December 31, 2021
Net revenue	$9,292
Net revenue less cost of goods sold	4,090
Income before taxes	836
Net income	851
Net income attributable to QVC, Inc. Stockholder	787
Other Debt Related Information
QVC was in compliance with all of its debt covenants as of June 30, 2022.
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
Interest Rate Swap Arrangements
In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of less than $1 million and $1 million as of June 30, 2022 and December 31, 2021, respectively, which was included in accrued liabilities. The swap arrangement expired in July 2022.

Additional Cash Flow Information
During the six months ended June 30, 2022, QVC's primary uses of cash were $876 million of principal payments of the senior secured credit facility and finance lease obligations, $536 million of principal repayment of senior secured notes, $121 million of dividends to Qurate Retail, $96 million of capital and television distribution rights expenditures, and $27 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,223 million of principal borrowings from the senior secured credit facility, $256 million in proceeds from sale of fixed assets, $70 million of insurance proceeds for fixed asset loss, and $44 million of cash provided by operating activities. As of June 30, 2022, QVC's cash, cash equivalents and restricted cash balance was $422 million.
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
The change in cash provided by operating activities for the six months ended June 30, 2022 compared to the previous year was primarily due to a decrease in operating performance (excluding non-cash items) and changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms and fluctuations in foreign exchange rates.

As of June 30, 2022, $235 million of the $422 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 82% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
Other
QVC’s material cash requirements for 2022, outside of normal operating expenses, include the costs to service outstanding debt, expenditures for affiliation agreements with television providers, and capital expenditures. Capital expenditures are expected to be between $210 and $240 million, including $81 million already expended for the six months ended June 30, 2022. The Company also may make dividend payments to Qurate Retail. Refer to the off-balance sheet arrangements and aggregate contractual obligations table below for a summary of other material cash requirements as of June 30, 2022. The Company expects that cash on hand and cash provided by operating activities in future periods and outstanding borrowing capacity will be sufficient to fund projected uses of cash.
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
Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of cash requirements, both accrued and off-balance sheet, under our contractual obligations as of June 30, 2022 is summarized below:

	Payments due by period
(in millions)	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Long-term debt (1)	$—	214	600	600	914	2,500	4,828
Interest payments (2)	116	228	208	180	162	2,423	3,317
Finance lease obligations (including imputed interest)	7	13	12	10	9	11	62
Operating lease obligations	$25	45	37	26	19	144	296
(1) Amounts exclude Finance lease obligations and the issue discounts on the 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
(2) Amounts (i) are based on the terms of our senior secured notes (ii) assumes that our existing debt is repaid at maturity and (iii) excludes finance lease obligations.

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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at June 30, 2022:

(in millions, except percentages)	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Fixed rate debt (1) (2)	$—	214	600	600	—	2,500	3,914	3,114
Weighted average interest rate on fixed rate debt	—%	4.4%	4.9%	4.5%	—%	5.4%	5.1%	N/A
Variable rate debt	$—	—	—	—	914	—	914	914
Average interest rate on variable rate debt	—%	—%	—%	—%	3%	—%	3.0%	N/A
(1) Amounts exclude finance lease obligations and the issue discounts on the 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
(2) Amounts exclude impact related to interest rate swaps, which we have discussed further below.
N/A - Not applicable.
In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The new swap arrangement did not qualify as a cash flow hedge under U.S. GAAP and the fair value of the swap instrument was in a net liability position of less than $1 million and $1 million as of June 30, 2022 and December 31, 2021, respectively, which was included in accrued liabilities. The swap arrangement expired in July 2022.

Changes in the fair value of the swap are reflected in (losses) gains on financial instruments in the condensed consolidated statements of operations.

Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three and six months ended June 30, 2022 would have been impacted by approximately $1 million and $2 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The Fourth Amended and Restated Credit Agreement provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of June 30, 2022, no borrowings in foreign currencies were outstanding.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
QVC, Inc.

Date: August 5, 2022	By:/s/ DAVID L. RAWLINSON II
David L. Rawlinson II
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2022	By:/s/ JEFFREY A. DAVIS
Jeffrey A. Davis
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)