Form 10-Q
period 2022-09-30
QVC INC
filed 2022-11-04
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

QVC, Inc.
2022 QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(in millions, except share amounts)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$517	510
Restricted cash	9	9
Accounts receivable, less allowance for credit losses of $97 at September 30, 2022 and $99 at December 31, 2021	992	1,645
Inventories	1,386	1,355
Prepaid expenses and other current assets	137	180
Total current assets	3,041	3,699
Property and equipment, net of accumulated depreciation of $1,010 at September 30, 2022 and $1,371 at December 31, 2021	504	919
Operating lease right-of-use assets (note 6)	420	201
Television distribution rights, net (note 2)	95	145
Goodwill (note 3)	3,399	5,968
Other intangible assets, net (note 3)	3,188	3,407
Note receivable - related party (note 1)	1,740	1,740
Other noncurrent assets	55	62
Total assets	$12,442	16,141
Liabilities and equity
Current liabilities:
Current portion of debt and finance lease obligations (note 5)	$216	20
Accounts payable-trade	833	1,271
Accrued liabilities (note 4)	905	1,179
Total current liabilities	1,954	2,470
Long-term portion of debt and finance lease obligations (note 5)	4,168	5,023
Deferred income taxes (note 8)	580	633
Other long-term liabilities (note 4)	512	294
Total liabilities	7,214	8,420
Commitments and contingencies (note 9)
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	10,599	10,687
Accumulated deficit	(5,019)	(2,942)
Accumulated other comprehensive loss	(451)	(146)
Total QVC, Inc. stockholder's equity	5,129	7,599
Noncontrolling interest	99	122
Total equity	5,228	7,721
Total liabilities and equity	$12,442	16,141

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Net revenue	$2,217	2,512	6,963	8,002
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,526	1,617	4,775	5,130
Operating	186	183	543	565
Selling, general and administrative, including stock-based compensation	309	285	906	873
Depreciation	21	37	88	115
Amortization	73	74	217	200
Impairment losses (note 3)	2,600	—	2,600	—
Fire related costs, net of recoveries (note 13)	(137)	—	(134)	—
Gains on sales of fixed assets	(277)	—	(520)	—
	4,301	2,196	8,475	6,883
Operating (loss) income	(2,084)	316	(1,512)	1,119
Other (expense) income:
Equity in losses of investee	—	(2)	—	(2)
(Losses) gains on financial instruments	—	(5)	1	(8)
Interest expense, net	(50)	(64)	(175)	(192)
Foreign currency gain (loss)	21	—	50	(4)
Loss on extinguishment of debt	—	—	(6)	—
Other income	—	—	20	8
	(29)	(71)	(110)	(198)
(Loss) income before income taxes	(2,113)	245	(1,622)	921
Income tax expense	(101)	(85)	(251)	(266)
Net (loss) income	(2,214)	160	(1,873)	655
Less net income attributable to the noncontrolling interest	(12)	(15)	(41)	(48)
Net (loss) income attributable to QVC, Inc. stockholder	$(2,226)	145	(1,914)	607

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Net (loss) income	$(2,214)	160	(1,873)	655
Foreign currency translation adjustments, net of tax	(127)	(28)	(330)	(92)
Comprehensive income (loss) attributable to debt credit risk adjustments	—	(7)	—	(19)
Total comprehensive (loss) income	(2,341)	125	(2,203)	544
Comprehensive income attributable to noncontrolling interest	(6)	(14)	(16)	(38)
Comprehensive (loss) income attributable to QVC, Inc. stockholder	$(2,347)	111	(2,219)	506

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
(in millions)	2022	2021
Operating activities:
Net (loss) income	$(1,873)	655
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	(39)	(1)
Foreign currency (gain) loss	(50)	4
Depreciation	88	115
Amortization	217	200
Impairment losses	2,600	—
Change in fair value of financial instruments and noncash interest	(1)	8
Other charges, net	21	24
Loss on extinguishment of debt	6	—
Stock-based compensation	27	33
Change in other long-term liabilities	9	5
Gains on sale of fixed assets	(520)	—
Gain on insurance proceeds	(139)	—
Insurance proceeds received for operating expenses	96	—
Change in operating assets and liabilities
Decrease in accounts receivable	482	443
Increase in inventories	(82)	(374)
Decrease in prepaid expenses and other current assets	42	47
Decrease in accounts payable-trade	(362)	(70)
Decrease in accrued liabilities and other	(345)	(411)
Net cash provided by operating activities	177	678
Investing activities:
Capital expenditures	(135)	(145)
Expenditures for television distribution rights	(36)	(184)
Insurance proceeds received for fixed asset loss	184	—
Changes in other noncurrent assets	(5)	(3)
Proceeds from sale of fixed assets	701	40
Other investing activities	20	8
Net cash provided by (used in) investing activities	729	(284)
Financing activities:
Principal payments of debt and finance lease obligations	(1,942)	(157)
Principal borrowings of debt from senior secured credit facility	1,850	135
Principal repayment of senior secured notes	(536)	—
Payment of premium on redemption of senior secured notes	(6)	—
Dividends paid to Qurate Retail, Inc.	(162)	(393)
Dividends paid to noncontrolling interest	(39)	(46)
Withholding taxes on net share settlements of stock-based compensation	(5)	(18)
Payments for issuances of financial instruments	—	(38)
Proceeds from settlements of financial instruments	—	88
Other financing activities	—	2
Net cash used in financing activities	(840)	(427)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(59)	(20)
Net increase (decrease) in cash, cash equivalents and restricted cash	7	(53)
Cash, cash equivalents and restricted cash, beginning of period	519	690
Cash, cash equivalents and restricted cash, end of period	$526	637

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2020	1	$—	10,741	(2,766)	(17)	133	8,091
Net income	—	—	—	607	—	48	655
Foreign currency translation adjustments, net of tax	—	—	—	—	(82)	(10)	(92)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(393)	—	(46)	(439)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	13	—	—	—	13
Withholding taxes on net share settlements of stock-based compensation	—	—	(18)	—	—	—	(18)
Stock-based compensation	—	—	33	—	—	—	33
Debt credit risk adjustment	—	—	—	—	(19)	—	(19)
Balance, September 30, 2021	1	$—	10,769	(2,552)	(118)	125	8,224

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, June 30, 2021	1	$—	10,753	(2,605)	(84)	126	8,190
Net income	—	—	—	145	—	15	160
Foreign currency translation adjustments, net of tax	—	—	—	—	(27)	(1)	(28)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(92)	—	(15)	(107)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	4	—	—	—	4
Withholding taxes on net share settlements of stock-based compensation	—	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	13	—	—	—	13
Debt credit risk adjustment	—	$—	—	—	(7)	—	(7)
Balance, September 30, 2021	1	$—	10,769	(2,552)	(118)	125	8,224

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2021	1	$—	10,687	(2,942)	(146)	122	7,721
Net (loss) income	—	—	—	(1,914)	—	41	(1,873)
Foreign currency translation adjustments, net of tax	—	—	—	—	(305)	(25)	(330)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(162)	—	(39)	(201)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(1)	—	—	(1)
Withholding taxes on net share settlements of stock-based compensation	—	—	(5)	—	—	—	(5)
Stock-based compensation	—	—	27	—	—	—	27
Common control transaction with Qurate Retail, Inc.	—	—	(110)	—	—	—	(110)
Balance, September 30, 2022	1	$—	10,599	(5,019)	(451)	99	5,228

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, June 30, 2022	1	$—	10,628	(2,751)	(330)	105	7,652
Net (loss) income	—	—	—	(2,226)	—	12	(2,214)
Foreign currency translation adjustments, net of tax	—	—	—	—	(121)	(6)	(127)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(41)	—	(12)	(53)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	(4)	(1)	—	—	(5)
Stock-based compensation	—	—	9	—	—	—	9
Common control transaction with Qurate Retail, Inc.	—	—	(34)	—	—	—	(34)
Balance, September 30, 2022	1	$—	10,599	(5,019)	(451)	99	5,228

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
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the nine months ended September 30, 2022 and 2021, QVC-Japan paid dividends to Mitsui of $39 million and $46 million, respectively.
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
During each of the nine months ended September 30, 2022 and 2021, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. QVC allocated expenses of $3 million and $6 million to Zulily for the nine months ended September 30, 2022 and 2021, respectively. Zulily allocated expenses of $6 million to QVC for each of the nine months ended September 30, 2022 and 2021.
In September 2020, QVC and Zulily executed a Master Promissory Note ("Promissory Note") whereby Zulily may borrow up to $100 million at a variable interest rate equal to the LIBOR rate plus an applicable margin rate. The Promissory Note matures in September 2030. There were no borrowings on the Promissory Note as of September 30, 2022 and December 31, 2021.
During each of the nine months ended September 30, 2022 and 2021, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $22 million and $16 million to CBI for the nine months ended September 30, 2022 and 2021, respectively. CBI allocated expenses of $1 million to QVC for each of the nine months ended September 30, 2022 and 2021.

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

On December 30, 2020, the Company and Liberty Interactive LLC ("LIC") completed an internal realignment of the Company's global finance structure that resulted in a common control transaction with Qurate Retail. As part of the common control transaction, LIC issued a promissory note (“LIC Note”) to the Company with an initial face amount of $1.8 billion, a stated interest rate of 0.48% and a maturity of December 29, 2029. Interest on the LIC Note is paid annually. QVC recorded $6 million of related party interest income for each of the nine months ended September 30, 2022 and 2021, included in interest expense, net in the consolidated statement of operations.

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(2) Television Distribution Rights, Net
Television distribution rights consisted of the following:

(in millions)	September 30, 2022	December 31, 2021
Television distribution rights	$723	818
Less accumulated amortization	(628)	(673)
Television distribution rights, net	$95	145
The Company recorded amortization expense of $29 million and $32 million for the three months ended September 30, 2022 and 2021, respectively, related to television distribution rights. For the nine months ended September 30, 2022 and 2021, amortization expense for television distribution rights was $88 million and $80 million, respectively.
As of September 30, 2022, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2022	$30
2023	51
2024	13
2025	1
2026	—

(3) Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2022 were as follows:

(in millions)	QxH	QVC-International	Total
Balance as of December 31, 2021	$5,112	856	5,968
Impairment	(2,420)	—	(2,420)
Exchange rate fluctuations	—	(149)	(149)
Balance as of September 30, 2022	$2,692	707	3,399

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
As a result of recent financial performance and macroeconomic conditions including inflation and higher interest rates, the Company initiated a process to evaluate its current business model and long-term business strategy. It was determined during the third quarter of 2022 that an indication of impairment existed for the QxH reporting unit related to its tradenames and goodwill. With the assistance of a third party specialist, the fair value of the tradenames was determined using the relief from royalty method, primarily using a discounted cash flow model using projections of future operating performance (income approach) and applying a royalty rate (market approach) (Level 3), and an impairment in the amount of $180 million related to the HSN Tradename was recorded during the third quarter of 2022, in impairment losses in the consolidated statements of operations. Accumulated tradename impairment loss as of September 30, 2022 is $357 million. With the assistance of a third party specialist, the fair value of the QxH reporting unit was determined using a discounted cash flow method (Level 3), and a goodwill impairment in the amount of $2,420 million was recorded during the third quarter of 2022, in impairment losses in the consolidated statements of operations. Accumulated goodwill impairment loss as of September 30, 2022 is $2,420 million.
Based on the quantitative assessment performed during the third quarter and the resulting impairment losses recorded, the estimated fair values of the HSN tradename and the QxH reporting unit equal their carrying values as of September 30, 2022.
Other intangible assets consisted of the following:

	September 30, 2022			December 31, 2021
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$1,014	(730)	284	945	(659)	286
Affiliate and customer relationships	2,802	(2,603)	199	2,832	(2,598)	234
Debt origination fees	9	(2)	7	9	—	9
Trademarks (indefinite life)	2,698	—	2,698	2,878	—	2,878
	$6,523	(3,335)	3,188	6,664	(3,257)	3,407
The Company recorded amortization expense of $44 million and $42 million for the three months ended September 30, 2022 and 2021, respectively, related to other intangible assets. For the nine months ended September 30, 2022 and 2021, amortization expense for other intangible assets was $129 million and $120 million, respectively.
As of September 30, 2022, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2022	$50
2023	181
2024	136
2025	75
2026	48

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(4) Accrued and Other Liabilities
Accrued liabilities consisted of the following:

(in millions)	September 30, 2022	December 31, 2021
Accounts payable non-trade	$334	364
Allowance for sales returns	139	242
Accrued compensation and benefits	108	151
Income taxes	103	132
Other	221	290
	$905	1,179
Other long-term liabilities consisted of the following:

(in millions)	September 30, 2022	December 31, 2021
Operating lease liability	$379	177
Other	133	117
	512	294

(5) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following:

(in millions)	September 30, 2022	December 31, 2021
4.375% Senior Secured Notes due 2023, net of original issue discount	$214	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	600
4.45% Senior Secured Notes due 2025, net of original issue discount	599	599
4.75% Senior Secured Notes due 2027	575	575
4.375% Senior Secured Notes due 2028	500	500
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
6.375% Senior Secured Notes due 2067	225	225
6.25% Senior Secured Notes due 2068	500	500
Senior secured credit facility (1)	505	481
Finance lease obligations (note 6)	5	157
Less debt issuance costs, net	(38)	(43)
Total debt and finance lease obligations	4,384	5,043
Less current portion	(216)	(20)
Long-term portion of debt and finance lease obligations	$4,168	5,023
(1) Includes $261 million and $151 million of Zulily's outstanding borrowings as of September 30, 2022 and December 31, 2021, respectively.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
In June 2022, QVC completed its purchase of $536 million of the outstanding 4.375% Senior Secured Notes due 2023 (the "2023 Notes") pursuant to a cash tender offer to purchase any and all of its outstanding 2023 Notes (the "Tender Offer"). As a result of the Tender Offer, the Company recorded a loss on extinguishment of debt in the condensed consolidated statements of operations of $6 million for the nine months ended September 30, 2022. As of September 30, 2022, the remaining outstanding 2023 Notes are classified within current portion of long term debt as they mature in less than one year.
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
In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the senior secured credit facility plus any additional amount it expects to repay on behalf of Zulily or CBI. There was $261 million and $151 million borrowed by Zulily on the senior secured credit facility as of September 30, 2022 and December 31, 2021, respectively; all of which QVC expects to repay on behalf of Zulily. QVC recorded a liability for Zulily's outstanding borrowings as part of a common control transaction with Qurate Retail. The liability for Zulily's outstanding borrowings is included in the long-term portion of debt and finance lease obligations on the condensed consolidated balance sheets. QVC recorded a $34 million and $110 million liability for Zulily's additional borrowings during the three and nine months ended September 30, 2022, which was treated as a return of capital in the consolidated statements of equity. As of September 30, 2022, there was $40 million borrowed by CBI on the senior secured credit facility, none of which the Company expects to repay on behalf of CBI.
Availability under the Fifth Amended and Restated Credit Agreement at September 30, 2022 was $2.68 billion. The interest rate on the senior secured credit facility was 4.5% at September 30, 2022.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
Interest Rate Swap Arrangements
In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP. Changes in the fair value of the swap arrangement are reflected in (losses) gains on financial instruments in the condensed consolidated statements of operations. The swap arrangement expired in July 2022 and was in a net liability position of $1 million as of December 31, 2021, which was included in accrued liabilities.

Other Debt Related Information
QVC was in compliance with all of its debt covenants as of September 30, 2022.
The weighted average interest rate applicable to all of the outstanding debt (excluding finance leases) prior to amortization of bond discounts and related debt issuance costs was 5.0% as of September 30, 2022.

(6) Leases
Sale-Leaseback Transactions
In June 2022, QVC modified the finance lease for its distribution center in Ontario, California which reduced the term of the lease and removed QVC’s ability to take ownership of the distribution center at the end of the lease term. QVC will make annual payments over the modified lease term. Since the lease was modified and removed QVC’s ability to take ownership at the end of the lease term, the Company accounted for the modification similar to a sale and leaseback transaction and, as a result, recognized a $240 million gain on the sale of the distribution center during the second quarter of 2022, calculated as the difference between the aggregate consideration received (including cash and forgiveness of the remaining financing obligation of $84 million) and the carrying value of the distribution center. The gain is included in gain on sale of fixed assets in the condensed consolidated statement of operations. The Company accounted for the modified lease as an operating lease and recorded a $37 million right-of-use asset and a $31 million operating lease liability, with the difference attributable to prepaid rent.
In July 2022, QVC sold five owned and operated properties located in the U.S. to an independent third party and received net cash proceeds of $443 million. Concurrent with the sale, the Company entered into agreements to lease each of the properties back from the purchaser over an initial term of 20 years with the option to extend the terms of the property leases for up to four consecutive terms of five years. QVC recognized a $277 million gain related to the successful sale leaseback for the three and nine months ended September 30, 2022 calculated as the difference between the aggregate consideration received and the carrying value of the properties. The Company accounted for the leases as operating leases and recorded a $207 million right-of-use asset and a $205 million operating lease liability, with the difference attributable to initial direct costs.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(7) Revenue

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended September 30, 2022			Nine months ended September 30, 2022
(in millions)	QxH	QVC-International	Total	QxH	QVC-International	Total
Home	$621	208	829	1,950	729	2,679
Apparel	330	100	430	982	334	1,316
Beauty	252	129	381	766	419	1,185
Accessories	190	49	239	633	162	795
Electronics	152	20	172	411	71	482
Jewelry	73	45	118	231	139	370
Other revenue	45	3	48	128	8	136
Total net revenue	$1,663	554	2,217	5,101	1,862	6,963

	Three months ended September 30, 2021			Nine months ended September 30, 2021
(in millions)	QxH	QVC-International	Total	QxH	QVC-International	Total
Home	$679	272	951	2,229	905	3,134
Apparel	336	119	455	985	372	1,357
Beauty	279	164	443	859	521	1,380
Accessories	210	62	272	720	199	919
Electronics	171	24	195	539	89	628
Jewelry	95	55	150	269	169	438
Other revenue	43	3	46	137	9	146
Total net revenue	$1,813	699	2,512	5,738	2,264	8,002

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
For the three months ended September 30, 2022 and 2021, the Company recorded a tax provision of $101 million and $85 million, respectively, which represented an effective tax rate of (4.8)% and 34.7%, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded a tax provision of $251 million and $266 million, respectively, which represented an effective tax rate of (15.5)% and 28.9%, respectively. The 2022 rate differs from the U.S. federal income tax rate of 21% primarily due to the goodwill impairment loss of $2,420 million that is not deductible for tax purposes. Excluding the goodwill impairment loss, our effective tax rate would be 32.9% and 31.5% for the three and nine months ended September 30, 2022, respectively, compared to an effective tax rate of 34.7% and 28.9% for the three and nine months ended September 30, 2021, respectively. The 2022 rate excluding goodwill impairment loss differs from the U.S. federal income tax rate of 21% due primarily to state and foreign tax expenses, and changes in valuation allowances.

The Company participates in a consolidated federal return filing with Qurate Retail. As of September 30, 2022, the Company's tax years through 2018 are closed for federal income tax purposes, and the Internal Revenue Service ("IRS") has completed its examination of the Company's 2019 and 2020 tax years. The Company's 2021 and 2022 tax years are being examined currently as part of the Qurate Retail consolidated return under the IRS's Compliance Assurance Process program. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of September 30, 2022, the Company was under examination in Colorado, Florida, Maine, Minnesota, New Jersey, Pennsylvania, New York City, and the U.K.

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
The amounts of the tax-related payable due to Qurate Retail as of September 30, 2022 and December 31, 2021 were $95 million and $85 million, respectively, and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at September 30, 2022 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$233	233	—	—
Current liabilities:
Debt (note 5)	213	—	213	—
Long-term liabilities:
Debt (note 5)	3,360	555	2,805	—

		Fair value measurements at December 31, 2021 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$124	124	—	—
Current liabilities:
Interest rate swap arrangements (note 5)	1	—	1	—
Long-term liabilities:
Debt (note 5)	5,076	745	4,331	—

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(11) Information about QVC's Operating Segments
The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as net revenue, Adjusted OIBDA (defined below), gross margin, average sales price per unit, number of units shipped and revenue or sales per customer. For segment reporting purposes, the Company defines Adjusted OIBDA, as net revenue less cost of goods sold (excluding Fire related costs, net of recoveries and Rocky Mount inventory losses, see note 13), operating expenses, and selling, general and administrative expenses (excluding stock-based compensation). The Company believes this measure is an important indicator of the operational strength and performance of its segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking among the Company's businesses and identify strategies to improve performance. This measure of performance excludes depreciation, amortization, impairment losses, Gains on sales of fixed assets, Fire related costs, net of recoveries and Rocky Mount inventory losses and stock-based compensation that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.
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
For the three and nine months ended September 30, 2022 and 2021, QVC identified QxH and QVC-International as its two reportable segments. Both operating segments are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the Internet and mobile applications in certain markets.
Performance measures

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QxH	$1,663	143	1,813	325	5,101	600	5,738	1,065
QVC-International	554	62	699	115	1,862	261	2,264	402
Consolidated QVC	$2,217	205	2,512	440	6,963	861	8,002	1,467
Other information

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QxH	$17	70	24	70	62	207	74	190
QVC-International	4	3	13	4	26	10	41	10
Consolidated QVC	$21	73	37	74	88	217	115	200

	September 30, 2022
(in millions)	Total assets	Capital expenditures	Property and equipment, net
QxH	$10,675	116	272
QVC-International	1,767	19	232
Consolidated QVC	$12,442	135	504

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
The following table provides a reconciliation of Adjusted OIBDA to operating income and income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Adjusted OIBDA	$205	440	861	1,467
Gains on sales of fixed assets	277	—	520	—
Fire related costs, net of recoveries and Rocky Mount inventory losses (see note 13)	137	—	39	—
Impairment losses	(2,600)	—	(2,600)	—
Stock-based compensation	(9)	(13)	(27)	(33)
Depreciation and amortization	(94)	(111)	(305)	(315)
Operating (loss) income	(2,084)	316	(1,512)	1,119
Equity in losses of investee	—	(2)	—	(2)
(Losses) gains on financial instruments	—	(5)	1	(8)
Interest expense, net	(50)	(64)	(175)	(192)
Foreign currency gain (loss)	21	—	50	(4)
Loss on extinguishment of debt	—	—	(6)	—
Other income	—	—	20	8
(Loss) income before income taxes	$(2,113)	245	(1,622)	921

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(12) Other Comprehensive Income
The change in the components of accumulated other comprehensive loss, net of taxes ("AOCL"), is summarized as follows:

(in millions)	Comprehensive earnings attributable to debt credit risk adjustments	Foreign currency translation adjustments	AOCL
Balance at January 1, 2022	$—	(146)	(146)
Other comprehensive loss attributable to QVC, Inc. stockholder	—	(305)	(305)
Balance at September 30, 2022	—	(451)	(451)

Balance at January 1, 2021	$16	(33)	(17)
Other comprehensive loss attributable to QVC, Inc. stockholder	(19)	(82)	(101)
Balance at September 30, 2021	(3)	(115)	(118)
The components of other comprehensive loss are reflected in QVC's condensed consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the components of other comprehensive loss:

(in millions)	Before-tax amount	Tax benefit (expense)	Net-of-tax amount
Three months ended September 30, 2022
Foreign currency translation adjustments	$(131)	4	(127)
Other comprehensive loss	(131)	4	(127)

Three months ended September 30, 2021
Foreign currency translation adjustments	$(27)	(1)	(28)
Debt credit risk adjustment	(7)	—	(7)
Other comprehensive loss	(34)	(1)	(35)

Nine months ended September 30, 2022
Foreign currency translation adjustments	$(337)	7	(330)
Other comprehensive loss	(337)	7	(330)

Nine months ended September 30, 2021
Foreign currency translation adjustments	$(89)	(3)	(92)
Debt credit risk adjustment	(19)	—	(19)
Other comprehensive loss	(108)	(3)	(111)

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
$100 million of insurance proceeds and had an insurance receivable of $129 million which was recorded in accounts receivable in the condensed consolidated balance sheet.

For the nine months ended September 30, 2022, the Company recorded $147 million of fire related costs, including $95 million for the write-down of inventory, and estimated insurance recoveries of $47 million for which recovery was deemed probable. For the nine months ended September 30, 2022, the Company received $280 million of insurance proceeds for inventory, fixed asset losses and other fire related costs and recorded a gain of $139 million in fire related costs, net of recoveries in the condensed consolidated statement of operations, representing the proceeds received in excess of losses recognized. The Company recorded an insurance receivable, net of advance proceeds received, for other fire related costs for which recovery was deemed probable of $35 million in accounts receivable in the condensed consolidated balance sheet.

During the nine months ended September 30, 2022, inventory write-downs related to Rocky Mount inventory of $95 million were included in Cost of goods sold. Due to the circumstances surrounding the write-downs of the inventory, these write-downs have been excluded from Adjusted OIBDA (as defined in note 11).

We are in the process of submitting our business interruption claim with the insurance company; however, there can be no guarantee that all business interruption losses will be recovered. We expect to continue to record additional costs and recoveries until the insurance claim is fully settled.

(14) Subsequent Events

On November 2, 2022 and November 3, 2022, QVC entered into agreements to sell two properties located in Germany and the U.K. to an independent third party. Under the terms of the agreements, QVC will receive cash payments of approximately
€97 million related to its German facility and approximately £68 million related to its U.K. facility before fees, taxes and other expenses. The sale is expected to close in the first quarter of fiscal year 2023. Contingent on the closing of the sale, the Company entered into agreements to lease each of the properties back from the purchaser over an initial term of 20 years with the option to extend the terms of the property leases for up to four consecutive terms of five years. QVC expects to record a gain in 2023 at the close of the sale leaseback transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; the novel coronavirus ("COVID-19"); the impact of the fire at the Rocky Mount fulfillment center; the sale leaseback transactions; the remediation of a material weakness; capital expenditures; revenue growth; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; repayment of debt; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:
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
For additional risk factors, please see Part II, Item 1A of this Quarterly Report and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 10-K"). These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
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

In December 2019, the COVID-19 pandemic was reported to have surfaced in Wuhan, China and has subsequently spread across the globe, including all of the countries in which QVC operates. Since that time, local, state and federal governmental agencies imposed various restrictions to prevent the spread of COVID-19, including travel restrictions, local quarantines or stay at home restrictions, and vaccine and testing requirements. The spread of COVID-19 and the various containment measures put in place around the world resulted in significant disruption to the global economy. The company transitioned most administrative employees to a hybrid work model and certain employees have moved to permanent work from home arrangements which has resulted in the reduction of office space. Due to ongoing staffing issues and labor shortages, QVC increased wages and offered incentives, resulting in additional costs to the company. As a result of these resource constraints, QVC experienced some delays in shipping at certain fulfillment centers.

The stay at home restrictions imposed in response to COVID-19 required many traditional brick and mortar retailers to temporarily close their stores, but allowed distance retailers, including QVC, to continue operating. As a result, from the end of the first quarter of 2020 and continuing through the first quarter of 2021, we observed an increase in new customers and an increase in demand for certain categories, such as home. Beginning in the second quarter of 2021 through the third quarter of 2022, we observed a decline in new customers and a decline in demand for our home product category, while also seeing an increase in demand for our apparel product category.

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

Beginning in the second quarter of 2021, the Company saw increased product shortages as a result of high market demand in some product categories such as home and electronics. We also experienced escalating shipping disruptions due to challenges in the global supply chain and labor market causing extended lead time on inventory orders. As a result, the delayed receipt of inventory ordered in prior periods impacted our ability to have the right products at the right time and has contributed to higher inventory levels as of September 30, 2022. These factors also impacted our ability to offer certain goods and ship orders timely to our customers. In addition, the Company has seen increasing inflationary pressures during the period including higher wages, freight, and merchandise costs. Russia’s invasion of Ukraine, as well as the related international response, is exacerbating inflationary pressures. If these pressures persist, inflated costs may continue to outpace our pricing power in the near term.

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

Based on the provisions of QVC’s insurance policies and discussions with insurance carriers, the Company determined that recovery of certain fire related costs is probable, and recorded an insurance receivable. For the year ended December 31, 2021, the Company recorded $250 million of fire related costs and estimated insurance recoveries of $229 million for which recovery was deemed probable. For the nine months ended September 30, 2022, the Company recorded $147 million of fire related costs, including $95 million for the write-down of inventory, and estimated insurance recoveries of $47 million for which recovery was deemed probable. For the nine months ended September 30, 2022, the Company received $280 million of insurance proceeds for inventory, fixed asset losses and other fire related costs and recorded a gain of $139 million in fire related costs, net of recoveries in the condensed consolidated statement of operations, representing the proceeds received in excess of losses recognized. The Company recorded an insurance receivable, net of advance proceeds received, for other fire related costs for which recovery was deemed probable of $35 million in accounts receivable in the condensed consolidated balance sheet.

During the nine months ended September 30, 2022, inventory write-downs related to Rocky Mount inventory of $95 million were included in Cost of goods sold. Due to the circumstances surrounding the write-downs of the inventory, these write-downs have been excluded from Adjusted OIBDA (as defined in note 11).
We are in the process of submitting our business interruption claim with the insurance company; however, there can be no guarantee that all business interruption losses will be recovered. We expect to continue to record additional costs and recoveries until the insurance claim is fully settled. While the Company has taken steps to minimize the overall impact to the business, we experienced increased warehouse and logistics costs during the nine months ended September 30, 2022 and anticipate these increased warehouse and logistics costs to continue during 2022.
In June 2022, QVC modified the finance lease for its distribution center in Ontario, California which reduced the term of the lease and removed QVC’s ability to take ownership of the distribution center at the end of the lease term. QVC will make annual payments over the modified lease term. Since the lease was modified and removed QVC’s ability to take ownership at the end of the lease term, the Company accounted for the modification similar to a sale and leaseback transaction and, as a result, recognized a $240 million gain on the sale of the distribution center during the second quarter of 2022, calculated as the difference between the aggregate consideration received (including cash and forgiveness of the remaining financing obligation of $84 million) and the carrying value of the distribution center. The gain is included in gain on sale of fixed assets in the condensed consolidated statement of operations. The Company accounted for the modified lease as an operating lease and recorded a $37 million right-of-use asset and a $31 million operating lease liability, with the difference attributable to prepaid rent.
In July 2022, QVC sold five owned and operated properties located in the U.S. to an independent third party and received net cash proceeds of $443 million. Concurrent with the sale, the Company entered into agreements to lease each of the properties back from the purchaser over an initial term of 20 years with the option to extend the terms of the property leases for up to four consecutive terms of five years. QVC will make initial base rent payments of $27 million per year increasing to $39 million per year. QVC recognized a $277 million gain related to the successful sale leaseback for the three and nine months ended September 30, 2022 calculated as the difference between the aggregate consideration received and the carrying value of the properties. The Company accounted for the leases as operating leases and recorded a $207 million right-of-use asset and a $205 million operating lease liability, with the difference attributable to initial direct costs.
On November 2, 2022 and November 3, 2022, QVC entered into agreements to sell two properties located in Germany and the U.K. to an independent third party. Under the terms of the agreements, QVC will receive cash payments of approximately €97 million related to its German facility and approximately £68 million related to its U.K. facility before fees, taxes and other expenses. The sale is expected to close in the first quarter of fiscal year 2023. Contingent on the closing of the sale, the Company entered into agreements to lease each of the properties back from the purchaser over an initial term of 20 years with the option to extend the terms of the property leases for up to four consecutive terms of five years. QVC expects to record a gain in 2023 at the close of the sale leaseback transaction.

Results of Operations
QVC's operating results were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Net revenue	$2,217	2,512	6,963	8,002
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation, amortization and Rocky Mount inventory losses shown below)	1,526	1,617	4,680	5,130
Operating	186	183	543	565
Selling, general and administrative, excluding stock-based compensation	300	272	879	840
Adjusted OIBDA (defined below)	205	440	861	1,467
Fire related costs, net of recoveries and Rocky Mount inventory losses (see note 13)	(137)	—	(39)	—
Gains on sales of fixed assets	(277)	—	(520)	—
Impairment losses	2,600	—	2,600	—
Stock-based compensation	9	13	27	33
Depreciation	21	37	88	115
Amortization	73	74	217	200
Operating (loss) income	(2,084)	316	(1,512)	1,119
Other (expense) income:
Equity in losses of investee	—	(2)	—	(2)
Losses on financial instruments	—	(5)	1	(8)
Interest expense, net	(50)	(64)	(175)	(192)
Foreign currency gain (loss)	21	—	50	(4)
Loss on extinguishment of debt	—	—	(6)	—
Other income	—	—	20	8
	(29)	(71)	(110)	(198)
(Loss) income before income taxes	(2,113)	245	(1,622)	921
Income tax expense	(101)	(85)	(251)	(266)
Net (loss) income	(2,214)	160	(1,873)	655
Less net income attributable to the noncontrolling interest	(12)	(15)	(41)	(48)
Net (loss) income attributable to QVC, Inc. stockholder	$(2,226)	145	(1,914)	607

Net revenue
Net revenue by segment was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
QxH	$1,663	1,813	5,101	5,738
QVC-International	554	699	1,862	2,264
Consolidated QVC	$2,217	2,512	6,963	8,002
QVC's consolidated net revenue decreased 11.7% and 13.0% for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods in the prior year. The three month decrease in net revenue is primarily due to a 6.6% decrease in units shipped, $113 million in unfavorable foreign exchange rates, a $23 million decrease in shipping and handling revenue driven by QxH and a slight decline in average selling price per unit ("ASP") primarily at QxH, partially offset by an increase at QVC-International. These decreases were partially offset by a $30 million decrease in estimated product returns driven by QxH. The nine month decrease in net revenue is primarily due to an 8.5% decrease in units shipped, $256 million in unfavorable foreign exchange rates, a $77 million decrease in shipping and handling revenue, and a slight decline in ASP primarily at QxH, partially offset by an increase in ASP at QVC-International. These declines were partially offset by a $92 million decrease in estimated product returns primarily driven by QxH.
During the three and nine months ended September 30, 2022 and 2021, the changes in revenue and expenses were affected by changes in the exchange rates for the U.K. Pound Sterling, the Euro and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
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
The percentage change in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended September 30, 2022			Nine months ended September 30, 2022
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	(8.3)%	—%	(8.3)%	(11.1)%	—%	(11.1)%
QVC-International	(20.7)%	(16.0)%	(4.7)%	(17.8)%	(11.3)%	(6.5)%
QxH net revenue decline for the three months ended September 30, 2022 was primarily due to a 6.4% decrease in units shipped, a 1.9% decline in ASP, and a $19 million decrease in shipping and handling revenue. These declines were partially offset by a $27 million decrease in estimated product returns. For the three months ended September 30, 2022, QxH experienced shipped sales declines across all categories. For the nine months ended September 30, 2022, QxH net revenue decreased due to a 9.3% decrease in units shipped, a 1.5% decline in ASP, and a $61 million decrease in shipping and handling revenue. These declines were partially offset by an $83 million decrease in estimated product returns. For the nine months ended September 30, 2022, QxH experienced shipped sales declines across all categories. The decrease in estimated product returns for the three and nine months ended September 30, 2022 was primarily due to a decrease in sales volume. The decline in ASP for the three and nine months ended September 30, 2022 was primarily due to inventory reduction actions.

QVC-International net revenue decline in constant currency for the three months ended September 30, 2022 was primarily due to a 7.1% decrease in units shipped driven by Germany and the U.K. and a $4 million decrease in shipping and handling revenue. These declines were partially offset by a 3.5% increase in ASP across all markets except Italy. For the three months ended September 30, 2022, QVC-International experienced shipped sales growth in constant currency in apparel and jewelry with declines across all other product categories except electronics which remained flat. QVC-International net revenue decline in constant currency for the nine months ended September 30, 2022 was primarily due to a 6.7% decrease in units shipped across all markets except Japan and a $16 million decrease in shipping and handling revenue. These declines were partially offset by a 1.4% increase in ASP driven by the U.K. and a $10 million decrease in estimated product returns across all markets except the U.K. For the nine months ended September 30, 2022, QVC-International experienced shipped sales decline in constant currency across all product categories except apparel.
Cost of goods sold (excluding depreciation, amortization and Rocky Mount inventory losses)
QVC's cost of goods sold as a percentage of net revenue was 68.8% and 67.2% for the three and nine months ended September 30, 2022, respectively, compared to 64.4% and 64.1% for the three and nine months ended September 30, 2021, respectively. The increase in cost of goods sold as a percentage of revenue for the three months ended September 30, 2022 is primarily due to higher fulfillment costs driven by QxH due to increased freight and warehousing costs. QVC also experienced product margin pressure at QxH and increased inventory obsolescence across both segments. The increase in cost of goods sold as a percentage of revenue for the nine months ended September 30, 2022 is primarily due to higher fulfillment costs across both segments driven by increased freight and warehousing costs. The increase in cost of goods sold was also impacted by increased inventory obsolescence at QxH. Higher fulfillment costs at QxH for the three and nine months ended September 30, 2022 were also impacted by strains on our fulfillment network due to the loss of the Rocky Mount fulfillment center and rent related to warehouses sold and leased back during the period, partially offset by efficiencies from fulfillment centers closed in the prior year.

Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses were 8.4% and 7.8% of net revenue for the three and nine months ended September 30, 2022, respectively, and were 7.3% and 7.1% for the three and nine months ended September 30, 2021, respectively. Operating expenses increased $3 million for the three months ended September 30, 2022 and decreased $22 million for the nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021. The three month increase is primarily due to a $6 million increase in telecommunications expenses and a $3 million increase in personnel costs driven by higher wages at QxH. The increase in costs was partially offset by $10 million as a result of favorable exchange rates. The nine month decrease is primarily due to a $22 million decrease as a result of favorable exchange rates.

Selling, general and administrative expenses (excluding stock-based compensation)
QVC's selling, general, and administrative expenses (excluding transaction related costs as defined below and stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, and marketing and advertising expenses. Such expenses increased $28 million for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021 and as a percentage of net revenue from 10.8% to 13.5%. Selling, general, and administrative expenses increased $39 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021 and increased as a percentage of net revenue from 10.5% to 12.6%.
For the three months ended September 30, 2022, there was a $14 million increase in personnel costs across both segments, a $14 million increase in marketing primarily at QxH and to a lesser extent QVC-International, a $5 million increase in consulting expenses at QxH and a $4 million increase in rent expense, primarily at QxH. These increases were partially offset by a $17 million decrease due to favorable exchange rates. The increase in personnel costs for the three months ended September 30, 2022 was due to higher wages across both segments. For the nine months ended September 30, 2022, the increase was primarily due to a $28 million increase in credit losses, primarily at QxH, a $14 million increase in marketing expenses primarily at QxH and to a lesser extent QVC-International, a $13 million increase in consulting expenses primarily at QxH, and increases in IT expenses, non-income related taxes and rent expenses. These increases were partially offset by a $35 million decrease due to favorable exchange rates. The increase to estimated credit losses for the nine months ended September 30, 2022 was due to lower expected collections in the current year compared to favorable adjustments recognized in the prior year based on actual collections experience.

Fire related costs, net of recoveries and Rocky Mount inventory losses
QVC recorded a gain of $137 million and $39 million for the three and nine months ended September 30, 2022, respectively, in fire related costs, net of recoveries and Rocky Mount inventory losses. For the three months ended September 30, 2022, the gain primarily related to insurance proceeds received for inventory and fixed asset losses. For the nine months ended September 30, 2022, the gain primarily related to insurance proceeds received for inventory and fixed asset losses partially offset by write-downs on Rocky Mount inventory. Fire related costs, net of recoveries includes expenses directly related to the Rocky Mount fulfillment center fire net of expected and received insurance recoveries. Expenses indirectly related to the Rocky Mount fulfillment center fire, including operational inefficiencies, are primarily included in Cost of goods sold. These indirect expenses will be submitted as part of our business interruption insurance claim; however, there can be no guarantee they will be recovered.

Gains on sales of fixed assets
QVC recorded $277 million and $520 million of gains on sales of fixed assets for the three and nine months ended September 30, 2022. For the three months ended September 30, 2022, the gain related to the sale leaseback of five owned and operated U.S. properties. For the nine months ended September 30, 2022, the gain was primarily related to the sale leaseback of five U.S. properties and the Ontario, California distribution center.
Impairment losses
QVC recorded impairment losses of $2,600 million for the three and nine months ended September 30, 2022, related to the decrease in the fair value of the HSN indefinite-lived tradename and the QxH reporting unit as a result of the quantitative assessments that were performed by the Company (refer to note 3 to the accompanying consolidated financial statements).
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $9 million and $27 million of stock-based compensation expense for the three and nine months ended September 30, 2022, respectively, and recorded $13 million and $33 million of stock-based compensation expense for the three and nine months ended September 30, 2021, respectively. The decrease in stock compensation expense is primarily due to the retirement of our former Chief Executive Officer.

Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Customer relationships	12	12	35	35
Other technology	3	3	11	11
Acquisition related amortization	15	15	46	46
Property and equipment	21	37	88	115
Software amortization	29	27	83	74
Channel placement amortization and related expenses	29	32	88	80
Total depreciation and amortization	$94	111	305	315
For the three and nine months ended September 30, 2022, property and equipment depreciation decreased primarily due to assets disposed of related to the Rocky Mount fulfillment center fire and assets sold as part of the Ontario distribution center and U.S. properties sale leasebacks. The increase in software amortization for the nine months ended September 30, 2022 is due to software additions including QVC's new Enterprise Resource Planning (“ERP”) system that was placed into service in the second quarter of 2021. The increase in channel placement amortization and related expenses for the nine months ended September 30, 2022 was due to adjustments recognized in the prior year related to lower subscriber counts.
Interest expense, net
For the three and nine months ended September 30, 2022, consolidated interest expense, net decreased $14 million and $17 million, respectively, as compared to the corresponding periods in the prior year. The decrease in interest expense is primarily due to lower outstanding debt, including finance lease obligations, during the nine months ended September 30, 2022 in comparison to the nine months ended September 30, 2021.
Foreign currency gain (loss)
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2022, the change in foreign currency gain (loss) was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.
Loss on extinguishment of debt
For the nine months ended September 30, 2022, the Company recorded a loss on extinguishment of debt of $6 million related to the repayment of $536 million of the outstanding 4.375% Senior Secured Notes due 2023.
Income taxes
Our effective tax rate was (4.8)% and (15.5)% for the three and nine months ended September 30, 2022, respectively, compared to an effective tax rate of 34.7% and 28.9% for the three and nine months ended September 30, 2021, respectively. The 2022 rate differs from the U.S. federal income tax rate of 21% primarily due to the goodwill impairment loss of $2,420 million that is not deductible for tax purposes. Excluding the goodwill impairment loss, our effective tax rate would be 32.9% and 31.5% for the three and nine months ended September 30, 2022, respectively, compared to an effective tax rate of 34.7% and 28.9% for the three and nine months ended September 30, 2021, respectively. The 2022 rate excluding goodwill impairment loss differs from the U.S. federal income tax rate of 21% due primarily to state and foreign tax expenses, and changes in valuation allowances.

Adjusted Operating Income before Depreciation and Amortization (Adjusted OIBDA)
To provide investors with additional information regarding our financial statements, we disclose Adjusted OIBDA (defined below), which is a non-GAAP measure. QVC defines Adjusted OIBDA as operating income plus depreciation and amortization, impairment losses, stock-based compensation and excluding fire related costs, net of recoveries and Rocky Mount inventory losses and gains on sales of fixed assets. QVC's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate the businesses and make decisions about allocating resources among the businesses. QVC believes that this is an important indicator of the operational strength and performance of the segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows QVC to view operating results, perform analytical comparisons and perform benchmarking among its businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S generally accepted accounting principles ("U.S. GAAP").
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Operating (loss) income	$(2,084)	316	(1,512)	1,119
Depreciation and amortization	94	111	305	315
Impairment losses	2,600	—	2,600	—
Stock-based compensation	9	13	27	33
Fire related costs, net of recoveries and Rocky Mount inventory losses (see note 13)	(137)	—	(39)	—
Gains on sales of fixed assets	(277)	—	(520)	—
Adjusted OIBDA	$205	440	861	1,467

QVC Adjusted OIBDA decreased by $235 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease is comprised of a $182 million decrease in QxH and a $53 million decrease in QVC-International.
QVC Adjusted OIBDA decreased by $606 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease is comprised of a $465 million decrease in QxH and an $141 million decrease in QVC-International.
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

As of September 30, 2022, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and have equal priority to the senior secured credit facility. With the exception of the 6.375% Senior Secured Notes due 2067 and the 6.25% Senior Secured Notes due 2068, for which interest is payable quarterly, the interest on QVC's senior secured notes is payable semi-annually.

In June 2022, QVC completed its purchase of $536 million of the outstanding 4.375% Senior Secured Notes due 2023 (the "2023 Notes") pursuant to a cash tender offer to purchase any and all of its outstanding 2023 Notes (the "Tender Offer"). As a result of the Tender Offer, the Company recorded a loss on extinguishment of debt in the condensed consolidated statements of operations of $6 million for the nine months ended September 30, 2022. As of September 30, 2022, the remaining outstanding 2023 Notes are classified within current portion of long term debt as they mature in less than one year.
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
Availability under the Fifth Amended and Restated Credit Agreement at September 30, 2022 was $2.68 billion. The interest rate on the senior secured credit facility was 4.5% at September 30, 2022.
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

Summarized financial information for the year-to-date interim period and the most recent annual period was as follows:

Combined Parent-QVC, Inc. and Subsidiary Guarantors
September 30, 2022
Current assets	$2,246
Intercompany payable to non-guarantor subsidiaries	(2,752)
Note receivable - related party	1,740
Noncurrent assets	6,338
Current liabilities	1,445
Noncurrent liabilities	5,060

Combined Parent-QVC, Inc. and Subsidiary Guarantors
December 31, 2021
Current assets	$2,734
Intercompany payable to non-guarantor subsidiaries	(3,040)
Note receivable - related party	1,740
Noncurrent assets	9,027
Current liabilities	1,840
Noncurrent liabilities	5,678

Combined Parent-QVC, Inc. and Subsidiary Guarantors
Nine months ended September 30, 2022
Net revenue	$5,575
Net revenue less cost of goods sold	2,147
Loss before taxes	(1,998)
Net loss	(1,873)
Net loss attributable to QVC, Inc. Stockholder	(1,914)

Combined Parent-QVC, Inc. and Subsidiary Guarantors
Year ended December 31, 2021
Net revenue	$9,292
Net revenue less cost of goods sold	4,090
Income before taxes	836
Net income	851
Net income attributable to QVC, Inc. Stockholder	787
Other Debt Related Information
QVC was in compliance with all of its debt covenants as of September 30, 2022.
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
Interest Rate Swap Arrangements
In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP. Changes in the fair value of the swap arrangement are reflected in (losses) gains on financial instruments in the condensed consolidated statements of operations. The swap arrangement expired in July 2022 and was in a net liability position of $1 million as of December 31, 2021, which was included in accrued liabilities.

Additional Cash Flow Information
During the nine months ended September 30, 2022, QVC's primary uses of cash were $1,942 million of principal payments of the senior secured credit facility and finance lease obligations, $536 million of principal repayment of senior secured notes, $171 million of capital and television distribution rights expenditures, $162 million of dividends to Qurate Retail and $39 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,850 million of principal borrowings from the senior secured credit facility, $701 million in proceeds from sale of fixed assets, $184 million of insurance proceeds for fixed asset loss, and $177 million of cash provided by operating activities. As of September 30, 2022, QVC's cash, cash equivalents and restricted cash balance was $526 million.
During the nine months ended September 30, 2021, QVC's primary uses of cash were $393 million of dividends to Qurate Retail, $329 million of capital and television distribution rights expenditures, $157 million of principal payments of the senior secured credit facility and finance lease obligations and $46 million in dividend payments from QVC-Japan to Mitsui and $38 million of derivative payments to counterparties. These uses of cash were funded primarily with $678 million of cash provided by operating activities, $135 million of principal borrowings from the senior secured credit facility, $88 million of derivative proceeds from counterparties and $40 million in proceeds from sale of fixed assets. As of September 30, 2021, QVC's cash, cash equivalents and restricted cash balance was $637 million.
The change in cash provided by operating activities for the nine months ended September 30, 2022 compared to the previous year was primarily due to a decrease in operating performance (excluding non-cash items) and changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms and fluctuations in foreign exchange rates.

As of September 30, 2022, $219 million of the $526 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 82% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
Other
QVC’s material cash requirements for 2022, outside of normal operating expenses, include the costs to service outstanding debt, expenditures for affiliation agreements with television providers, and capital expenditures. Capital expenditures are expected to be between $210 and $240 million, including $135 million already expended for the nine months ended September 30, 2022. The Company also may make dividend payments to Qurate Retail. Refer to the off-balance sheet arrangements and aggregate contractual obligations table below for a summary of other material cash requirements as of September 30, 2022. The Company expects that cash on hand and cash provided by operating activities in future periods and outstanding borrowing capacity will be sufficient to fund projected uses of cash.
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

Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of cash requirements, both accrued and off-balance sheet, under our contractual obligations as of September 30, 2022 is summarized below:

	Payments due by period
(in millions)	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Long-term debt (1)	$—	214	600	600	505	2,500	4,419
Interest payments (2)	33	223	204	176	159	2,423	3,218
Finance lease obligations (including imputed interest)	1	3	1	—	—	—	5
Operating lease obligations	$19	72	64	54	47	595	851
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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at September 30, 2022:

(in millions, except percentages)	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	214	600	600	—	2,500	3,914	3,068
Weighted average interest rate on fixed rate debt	—%	4.4%	4.9%	4.5%	—%	5.4%	5.1%	N/A
Variable rate debt	$—	—	—	—	505	—	505	505
Average interest rate on variable rate debt	—%	—%	—%	—%	4.5%	—%	4.5%	N/A
(1) Amounts exclude finance lease obligations and the issue discounts on the 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
N/A - Not applicable.
In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP. Changes in the fair value of the swap arrangement are reflected in (losses) gains on financial instruments in the condensed consolidated statements of operations. The swap arrangement expired in July 2022 and was in a net liability position of $1 million as of December 31, 2021, which was included in accrued liabilities.
Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three and nine months ended September 30, 2022 would have been impacted by approximately $1 million and $3 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The Fifth Amended and Restated Credit Agreement provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of September 30, 2022, no borrowings in foreign currencies were outstanding.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2022 because of the material weakness in its internal control over financial reporting that is described below in “Material Weakness in Internal Control over Financial Reporting.”

However, giving full consideration to the material weakness, the Company’s management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles (“GAAP”).

Changes in Internal Control Over Financial Reporting
In response to the material weakness described below, the Company reviewed the design of its controls and began remediation activities to alleviate the noted control deficiencies. Other than these items, there was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified a material weakness related to information technology general controls (“ITGCs”) that impacts an inventory management system in place for certain QVC and HSN fulfillment centers. These ITGCs were not designed and operating effectively to ensure (i) that access to applications and data, and the ability to make program changes, were adequately restricted to appropriate personnel, (ii) that the activities of individuals with access to modify data and make program and job changes were appropriately monitored and (iii) that changes introduced in the production environment had undergone sufficient testing and review. Our business process controls (automated and manual) and reports and information that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.

We believe these control deficiencies are due to:

•Inadequate risk assessment to fully understand the nature and extent of risk related to certain segregation of duties, provisioning and the design of the change control environment.
•Insufficient training of IT personnel related to change management and logical access processes.
•Lack of adequate resources with knowledge of our internal controls over financial reporting related to general information technology systems.
•Failure to select and apply appropriate ITGCs with accountability enforced through formal policies and procedures.

The control deficiencies did not result in any identified misstatements.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting
In response to the material weakness described above, the Company has developed a plan with oversight from the Audit Committee of the Board of Directors to remediate the material weakness. The remediation efforts are underway and include the following:

•Enhancing the ITGC risk assessment process;
•Evaluating talent and addressing identified gaps;
•Delivering training on internal control over financial reporting;

•Improving change management and logical access control activities that contributed to the ITGC material weakness including removing all inappropriate IT system access associated with the ITGC material weakness;
•Implementing user activity monitoring for control activities contributing to the ITGC material weakness; and
•Implementing additional compensating control activities over the completeness and accuracy of data provided by the affected systems.

The Company believes the foregoing efforts will remediate the material weakness described above. Because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of the material weakness will require on-going review and evidence of effectiveness prior to concluding that the controls are effective.

Item 1A. Risk Factors

Any further impairment of our goodwill or other intangible assets could have a material adverse effect on our business, results of operations and financial condition.

From time to time we review the recoverability of goodwill and other certain identifiable intangible assets, including whenever events or circumstances indicate that the carrying value of a reporting unit, including goodwill, or an identifiable intangible asset may not be recoverable. We may incur impairment charges on goodwill or identifiable intangible assets if we determine that the fair values of a reporting unit, including goodwill, or identifiable intangible assets are less than their current carrying values. We evaluate, on a regular basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of goodwill may no longer be recoverable, in which case an impairment charge to earnings would become necessary.

As a result of recent financial performance and macroeconomic conditions, the Company identified significant impairments for the quarter ended September 30, 2022 for the QxH reporting unit related to the HSN tradename and goodwill.

Recent business trends and global economic conditions may continue to make it a challenge for our reporting units to be able to realize their current long-term forecast. The Company will continue to monitor its reporting units’ current business performance versus the current and updated long-term forecasts, among other relevant considerations, to determine if the carrying value of its assets (including goodwill and trademarks) is appropriate. Future outlook declines in revenue, cash flows, or other factors could result in a further decrease in fair value that may result in a determination that carrying value adjustments are required, which could be material, and we could be required to record additional impairment charges on our goodwill or other identifiable intangible assets in the future, which could result in reductions to stockholders’ equity and material non-cash charges to our earnings and may negatively impact our stock price and financial condition.

We have identified a material weakness in our internal control over financial reporting, that, if not properly remediated, could adversely affect our business and results of operations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As described in “Item 4. Controls and Procedures,” we have concluded that our disclosure controls and procedures were ineffective as of September 30, 2022 due to a material weakness in our internal control over financial reporting. The identified material weakness relates to information technology general controls (“ITGCs”) that impact an inventory management system in place for certain QVC and HSN fulfillment centers. Specifically, the ITGCs were not designed and operating effectively to ensure (i) that access to applications and data, and the ability to make program changes, were adequately restricted to appropriate personnel, (ii) that the activities of individuals with access to modify data and make program and job changes were appropriately monitored and (iii) that changes introduced in the production environment had undergone sufficient testing and review.

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

As further described in “Item 4. Controls and Procedures,” we are taking the necessary steps to remediate the material weakness. However, as the reliability of the internal control process requires repeatable execution, the successful on-going remediation of this material weakness will require on-going review and evidence of effectiveness prior to concluding that the controls are effective. Therefore, we cannot assure you that the remediation efforts will remain effective following their completion in the future or that additional or similar material weaknesses will not develop or be identified.

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
QVC, Inc.

Date: November 4, 2022	By:/s/ DAVID L. RAWLINSON II
David L. Rawlinson II
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2022	By:/s/ JAMES M. HATHAWAY
James M. Hathaway
Senior Vice President and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)