Form 10-K
period 2022-12-31
QVC INC
filed 2023-03-01
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-38654

QVC, Inc.
(Exact name of Registrant as specified in its charter)
State of Delaware 23-2414041
(State or other jurisdiction of (I.R.S. Employer Identification incorporation or organization) No.)
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
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company  Emerging growth
☐ company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
None of the voting or non-voting common stock of the registrant is held by a non-affiliate of the registrant. There is no publicly traded market for any class of voting or non-voting common stock of the registrant. There is one holder of record of our equity, Qurate Retail Group, Inc., an indirect wholly-owned subsidiary of Qurate Retail, Inc.
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION I(2)

QVC, Inc.
2022 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business
* * * * *

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; the direct and indirect impacts of COVID-19; the impact of the fire at the Rocky Mount fulfillment center; insurance recoveries; the sale leaseback transactions; the remediation of a material weakness; capital expenditures; revenue growth; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; repayment of debt; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 1. “Business,” Item 1A. “Risk-Factors,” Item 2. “Properties,” Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•the continuing global and regional economic impacts of the COVID-19 pandemic and other public health-related risks and events, on our customers, our vendors and our businesses generally;

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
•domestic and international economic and business conditions and industry trends, including the impact of inflation and increased labor costs;

•increases in market interest rates;
•changes in tariffs, trade policy and trade relations and the U.K.'s exit from the European Union;

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
•natural disasters, public health crises (including resurgences of COVID-19 and its variants), political crises, and other catastrophic events or other events outside of our control, including climate change;
•failure to successfully implement Project Athens (defined below); and
•Qurate Retail's dependence on our cash flow for servicing its debt.

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. When considering such forward-looking statements, one should keep in mind the factors described in Item 1A. “Risk Factors” and other cautionary statements contained in this Annual Report. Such risk factors and statements describe circumstances which could cause actual results to differ materially from those contained in any forward-looking statement.

Overview
QVC, Inc. and its consolidated subsidiaries (unless otherwise indicated or required by the context, the terms "we," "our," "us," the "Company," and "QVC" refer to QVC, Inc. and its consolidated subsidiaries) curates and sells a wide variety of consumer products via highly engaging, video-rich, interactive shopping experiences, distributed to approximately 217 million worldwide households each day through our broadcast networks. We also reach audiences through our websites (including QVC.com, HSN.com and others); virtual multichannel video programming distributors (including Hulu + Live TV, DirecTV Stream and YouTube TV); applications via streaming video; Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex and Samsung TV Plus; mobile applications; our social media pages and over-the-air broadcasters. We believe we are a global leader in video retailing, e-commerce, mobile commerce and social commerce, with operations based in the United States ("U.S."), Germany, Japan, the United Kingdom ("U.K."), and Italy.
The goal of QVC is to extend its leadership in video commerce, e-commerce, streaming commerce and social commerce by continuing to create the world’s most engaging shopping experiences, combining the best of retail, media and social, highly differentiated from traditional brick-and-mortar stores or transactional e-commerce. QVC provides customers with curated collections of unique products, made personal and relevant by the power of storytelling. We curate experiences, conversations and communities for millions of highly discerning shoppers, and we also reach large audiences, across our many platforms, for our thousands of brand partners.

We offer a wide assortment of high-quality merchandise and classify our products into six groups: home, beauty, apparel, jewelry, accessories and electronics. It is our product sourcing team's mission to research and curate compelling and differentiated products from manufacturers who have sufficient scale to meet anticipated demand. We offer many exclusive and proprietary products, leading national brands and limited distribution brands offering unique items. Many of our products are endorsed by celebrities, designers and other well-known personalities who often join our presenters on our live programming and provide lead-in publicity on their own social media pages, websites and other customer touchpoints. We believe that our ability to demonstrate product features and present “faces and places” differentiates and defines the QVC shopping experience. We closely monitor customer demand and our product mix to remain well-positioned and relevant in popular and growing retail segments, which we believe is a significant competitive advantage relative to competitors who operate brick-and-mortar stores.
For the year ended December 31, 2022, approximately 95% of QVC's worldwide shipped sales were from repeat and reactivated customers (i.e., customers who made a purchase from us during the prior twelve months and customers who previously made a purchase from us but not during the prior twelve months). In the same period, QVC attracted approximately 2.8 million new customers and the global e-commerce operation comprised $5.7 billion, or 57.2%, of QVC's consolidated net revenue for the year ended December 31, 2022.
We operate twelve distribution centers and five contact centers worldwide. In 2022, our work force consisted of approximately 20,800 employees who handled approximately 112 million customer calls, shipped approximately 216 million units globally and served approximately 13.2 million unique customers. We believe our long-term relationships with major U.S. television distributors, including cable operators (e.g., Comcast, Charter Communications and Cox), satellite television providers (e.g., DISH and DIRECTV) and telecommunications companies (e.g., Verizon and AT&T), provide us with broad distribution, favorable channel positioning and significant competitive advantages. We believe that our significant market share, brand awareness, outstanding customer service, repeat customer base, flexible payments options, international reach and scalable infrastructure distinguish us from our competitors.
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
Reportable segments
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

QxH
QxH's programming is distributed in the U.S., 20 hours per day of live programming, 364 days per year, to approximately 93 million television households and is distributed to approximately 99% of households subscribing to services offered by television distributors. QxH's televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full time basis, including the main QVC and HSN channels as well as the additional channels of QVC2, QVC3 and HSN2. These additional channels offer viewers access to a broader range of QxH programming options as well as more relevant programming for viewers in different time zones. QxH also has over-the-air broadcasting in designated U.S. markets that can be accessed by any household with a digital antenna in such markets, regardless of whether it subscribes to a paid television service. This allows QxH to reach customers who previously did not have access to the program through other television platforms.
QxH's programming is also available through QVC.com and HSN.com (our "Websites") as well as virtual multichannel video programming distributors (including Hulu + Live TV, DirecTV Stream and YouTube TV); applications via streaming video; Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex and Samsung TV Plus; mobile applications; our social media pages and over-the-air broadcasters (collectively, our "Digital Platforms"). Our Digital Platforms enable consumers to purchase goods offered on our broadcast programming along with a wide assortment of products that are available only on our Websites. Our Websites and other Digital Platforms are natural extensions of our business model, allowing customers to engage in our shopping experience wherever they are, with live or on-demand content customized to the device they are using. In addition, our Websites and mobile applications allow shoppers to browse, research, compare and perform targeted searches for products, read customer reviews, control the order-entry process and conveniently access their account. For the year ended December 31, 2022, approximately 85% of our new QxH customers made their first purchase through our digital platforms. QxH, including our Digital Platforms, contributed $7.4 billion, or 74%, of consolidated net revenue and $750 million of Adjusted OIBDA (defined in note 16 to the accompanying notes to our consolidated financial statements) for the year ended December 31, 2022.

The table below illustrates QxH's digital sales since 2020:

	Years ended December 31,
(in millions)	2022	2021	2020
QxH digital platform revenue	$4,450	5,003	5,089
Total QxH net revenue	7,359	8,277	8,505
QxH digital platform % of total QxH net revenue	60.5%	60.4%	59.8%
QVC-International
Our international business brings the QVC shopping experience to approximately 124 million households outside the U.S., primarily in Germany, Austria, Japan, the U.K., the Republic of Ireland, and Italy. Similar to QxH, our international business engages customers via multiple platforms, including broadcast networks, websites, mobile applications and social media pages. Our international product sourcing teams select products tailored to the interests of each local market. For the year ended December 31, 2022, our international operations, including our Digital platforms, generated $2.5 billion, or 26%, of consolidated net revenue and $358 million of Adjusted OIBDA (defined in note 16 to the accompanying notes to our consolidated financial statements).
The table below illustrates QVC-International's digital sales since 2020:

	Years ended December 31,
(in millions)	2022	2021	2020
QVC - International digital platform revenue	$1,202	1,458	1,359
Total QVC - International net revenue	2,528	3,077	2,967
QVC - International digital platform % of total QVC - International net revenue	47.5%	47.4%	45.8%
QVC-Japan. We own 60% of QVC-Japan through a venture with Mitsui & Co., LTD. QVC-Japan launched in April 2001 and currently broadcasts 19 hours of live programming each day and reaches approximately 29 million households. QVC-Japan also operates digital platforms including a website, mobile applications and social media pages. In 2014, QVC-Japan launched Q-plus, which consists of infomercial programming distributed by purchasing available airtime on certain channels. On December 1, 2018, QVC-Japan launched 4K high dynamic range broadcasting ("HDR"), making QVC-Japan the first network in Japan to broadcast native, full-scale 4K HDR programming 24 hours a day.

QVC-Germany. QVC-Germany went on air in December 1996 and currently broadcasts 17 hours of live programming each day and reaches approximately 42 million households that are located in both Germany and Austria. Beyond the main channel, QVC-Germany also broadcasts shows on two additional channels, QVC ZWEI and QVC Style, which provide a broader range of programming options. QVC-Germany also operates digital platforms including a website, a mobile application, smart TV applications, and social media pages.
QVC-U.K. QVC-U.K. went on air in October 1993 and currently broadcasts 16 hours of live programming each day and reaches approximately 28 million households that are located in both the U.K. and the Republic of Ireland. Beyond the main channel, QVC-U.K. also broadcasts shows on four additional channels, QVC Beauty, QVC Extra, QVC Style, and QVC Plus, which provides a broader range of programming options, along with digital platforms including a website, mobile applications and social media pages.
QVC-Italy. QVC-Italy went on air in October 2010 and currently reaches approximately 25 million households. QVC-Italy broadcasts live for 17 hours each day on satellite and digital terrestrial television. QVC-Italy also operates digital platforms including a website, a mobile application and social media pages.
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

Merchandise
We believe that our ability to combine product and programming helps us create competitive advantages over traditional brick-and-mortar and Internet retailers. We seek to offer our customers an assortment of compelling, high-quality products. In the U.S., the QVC and HSN brands present on average 664 products and 537 products, respectively, every week on our live programming, approximately 38.1% and 23.1%, respectively, of which have not been presented previously to our television audience. We offer customers high-quality and brand name products, presented in a creative, informative, entertaining and engaging style. We provide a differentiated shopping experience by offering customers the opportunity to experience not only the product being sold, but also the people and places behind that product, thereby enhancing their overall shopping experience.
Our global merchandise mix features: (i) home, (ii) apparel, (iii) beauty, (iv) accessories, (v) electronics and (vi) jewelry. Many of our brands are exclusive, while others are created by well-known designers. Our global sales mix is provided in the table below:

	Years ended December 31,
Product category	2022	2021	2020
Home	40%	40%	42%
Apparel	18%	16%	14%
Beauty	17%	18%	18%
Accessories	11%	11%	11%
Electronics	9%	10%	10%
Jewelry	5%	5%	5%
Total	100%	100%	100%
Unlike traditional brick-and-mortar retailers with inventories across a network of stores, we are able to quickly adapt our offerings in direct response to changes in our customer's purchasing patterns. We utilize a test and re-order model to determine initial customer demand. Through constant monitoring, we aim to manage our product offerings to maximize net revenue and fulfill current demand in large growth segments where we can gain a greater share of our customers' purchases. Our merchandising team is dedicated to continually researching, pursuing and launching new products and brands. With a mandate to deliver hard-to-find value, our merchants find and curate collections of high quality goods from manufacturers with the scale to offer sufficient supply to our existing and future customers. We maintain strong relationships with our vendors, which are attracted by the showcasing and story-telling elements of our programming, and the volume of sales during featured presentations.

We purchase, or obtain on consignment, products from U.S. and foreign manufacturers and wholesalers, often on favorable terms based upon the volume of the transactions. We have attracted some of the world’s most respected consumer brands as well as celebrities, entrepreneurs and designers to promote these brands. Brand leaders such as HP, Apple, Barefoot Dreams, Dyson, Skechers and Philosophy reach a broad audience while product representatives share the stories behind these brands. We have agreements with celebrities, entrepreneurs and designers such as Isaac Mizrahi, Curtis Stone and Giuliana Rancic enabling us to provide entertaining and engaging programming that develops a lifestyle bond with our customers. These celebrity personalities and product representatives often provide pre-appearance publicity for their QVC products on their own social media pages and broadcast shows, enhancing demand during their QVC appearances. We present and promote across our networks, websites, mobile applications and social platforms, allowing shoppers to engage with us on multiple platforms and devices.
We do not depend on any single supplier or designer for a significant portion of our inventory purchases.
Distribution
QVC distributes its programmings via satellite and optical fiber, to cable television and direct-to-home satellite system operators for retransmission to its subscribers in the U.S., Germany, Japan, the U.K., Italy and neighboring countries. The Company also transmits its programmings over digital terrestrial broadcast television to viewers throughout Italy, Germany, and the U.K. and to viewers in certain geographic regions in the U.S. In the U.S., the Company uplinks its digital programming transmissions using a third party service or internal resources. The transmissions are uplinked to protected, non-preemptible transponders on U.S. satellites. "Protected" status means that, in the event of a transponder failure, QVC's signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, QVC's transponders cannot be preempted in favor of a user of a failed transponder, even another user with "protected status." The Company's international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on international satellites and terrestrial transmitters. QVC's transponder service agreements for the Company's U.S. transponders expire at the earlier of the end of the lives of the satellites or the service agreements. The service agreements for QxH expire between 2023 and 2025. The service agreements for QVC-International transponders and terrestrial transmitters expire between 2023 and 2029.
We continually seek to expand and enhance our broadcast and e-commerce platforms, as well as to further our international operations and multimedia capabilities. In addition to our websites and mobile applications, we continue to adapt to emerging technologies to offer elements of our programming via new technologies. To reach consumers who use online sources for viewing content, our programming is being offered through virtual multichannel video providers (including Hulu + Live TV, DirecTV Stream and YouTube TV), online video distributors and programming networks that provide our content directly to consumers over the internet rather than through traditional television services (including Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex and Samsung TV Plus). In 2022 we launched on The Roku Channel, a leader in free, ad-supported streaming TV.

Affiliation agreements
QVC enters into long-term affiliation agreements with certain of our television distributors who downlink our programming and distribute the programming to their customers. Our affiliation agreements with QVC distributors have termination dates ranging from 2023 to 2026. Our ability to continue to sell products to our customers is dependent on our ability to maintain and renew these affiliation agreements in the future. Although we are typically successful in obtaining and renewing these agreements, we do not have distribution agreements with some of the distributors that carry our programming. We are currently providing programming without affiliation agreements to distributors representing approximately 7% of our QVC channel distribution and 1% of our HSN channel distribution. Some of our international programming may continue to be carried by distributors after the expiration dates on our affiliation agreements with them have passed.
In return for carrying our signals, most programming distributors for our U.S. distribution receive an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs and from certain Internet sales to customers located in the programming distributor's service areas. In some cases, we also pay programming distributors additional compensation in the form of incentives in exchange for their commitments to maintain specific channel positioning benchmarks. QVC-International programming distributors predominantly receive an agreed-upon annual fee, a monthly or yearly fee per subscriber regardless of the net sales, a variable percentage of net sales or some combination of the above arrangements.

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
Demographics of customers
We enjoy a very loyal customer base, as demonstrated by the fact that for the twelve months ended December 31, 2022, approximately 89% of our shipped sales came from repeat customers (i.e., customers who made a purchase from us during the prior twelve months), who spent an average of $1,324 each during this period. An additional 5% of shipped sales in that period came from new customers and the remaining 6% of shipped sales came from reactivated customers (i.e., customers who previously made a purchase from us, but not during the prior twelve months).
On a trailing twelve month basis, total consolidated customers were approximately 13.2 million which includes 8.9 million QxH customers and 4.3 million QVC-International customers. We believe our core customer base represents an attractive demographic target market. Based on internal customer data for QxH, approximately 39% of our 8.9 million customers for the twelve months ended December 31, 2022 were women between the ages of 35 and 64.
We do not depend on any single customer for a significant portion of our revenue.
Order taking and fulfillment
We take a majority of our orders via our websites and via mobile applications on iPhone, iPad, Apple Watch, Android and other devices. QxH and QVC-International customers placed approximately 42% and 35%, respectively, of all orders directly through their mobile devices in 2022.
We primarily utilize home based customer service agents to handle calls, e-mail contacts and social contacts, allowing staffing flexibility for peak volume hours. In addition, we utilize computerized interactive voice response order systems for telephonic orders, which handle approximately 24% of all orders taken on a worldwide basis. QxH has eight distribution centers and QVC-International has four distribution centers. Our distribution centers and drop ship partners have shipped on average 413,000 units per day at QxH and 178,000 units per day for QVC-International during 2022.

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
Human Capital
Headcount. QVC employed approximately 20,800 full-time and part-time employees as of December 31, 2022, which includes 13,600 employees at QxH and 7,200 employees at QVC-International. Employment levels fluctuate due to seasonal factors affecting our business. Additionally, we utilize independent contractors and temporary staffing personnel to supplement our workforce, particularly on a seasonal basis. We consider our employee relations to be good and a key factor in our workforce strategy.

Diversity, Equity, & Inclusion ("DE&I"). We remain committed to fostering an inclusive culture that ensures fairness and a sense of belonging for every team member, business partner and customer experience we offer by leveraging diversity in all its forms to deliver on our promise to continuously exceed expectations. Our DE&I commitments focus on the following areas: leadership representation, leadership accountability, education and awareness, culture, consumers & marketplace, community impact and transparency. We serve a broad and diverse range of customers around the world and we strive to understand the lives they lead in order to deliver authentic customer experiences with meaningful curated products. For this reason we embrace the benefits that the diverse backgrounds, perspectives and experiences of our team members bring to our culture and the decisions we make. We aim to ensure that we consistently apply a lens of inclusion and equity in our processes and decisions relating to our team members, business partners, products, and customer experiences. We are taking steps to help team members discover new perspectives, build empathy, have critical conversations about topics such as race, microaggressions and allyship, and support each other. We have expanded Team Member Resource Groups to promote team member connections, career development, community impact and consumer and marketplace growth. We are delivering our DE&I training to all team members via online modules, videos, e-learning, and in-person facilitated experiences. We are also continuing our efforts to attract and grow diverse talent and suppliers, offer inclusive product assortments, and ensure broad representation in our marketing, digital, and on-air activities.

Team Member Engagement and Enablement. To improve team member engagement and enablement, we conduct an annual team member engagement survey and various pulse surveys throughout the year on topics such as company direction, leadership, culture, performance and rewards, and change management. The results of these surveys are used by management to improve the overall team member experience and retention, as well as help to inform our approach to company programs and practices. For example, based in part on feedback from team members regarding work from home arrangements instituted in response to the outbreak of COVID-19, in 2022 we introduced a new flexible distributed workforce model which allows some of our team members to have the option to work from home most of the time based on a schedule approved by our team members’ respective management team.

Health and Safety. We are committed to maintaining a safe and secure work environment and have specific safety programs and protocols in place to protect our team members. This includes administering a comprehensive occupational injury- and illness-prevention program and training for team members. In addition to offering a variety of comprehensive health benefits plans, we also offer our team members a variety of mental, emotional, and physical wellness resources, among a number of other initiatives, such as greater access to telemedicine and home care help. We also continue to monitor governmental response to the COVID-19 pandemic, and where applicable, continue to comply with country, state and local restrictions related to addressing COVID-19 risks.

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
•Import and export laws, including U.S. economic sanction and embargo regulations, U.S. homeland security laws and regulations and other laws such as the U.S. anti-boycott law and U.S. export controls regulations may limit foreign sales.
•Comparable regulatory agencies and regulations in countries in which we have our non-U.S. operations may be applicable.
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
FCC rules adopted pursuant to the Telecommunications Act of 1996 generally require closed captioning of the Company’s televised programming distributed on broadcast television stations, cable television systems, DBS and other MVPDs, with only limited exemptions. Regulations adopted by the FCC pursuant to the Twenty-First Century Communications and Video Accessibility Act of 2010 imposed captioning requirements on various types of programming distributed via Internet protocol ("IP") that was previously televised with captions. The Company also is subject to the IP-captioning rules as a Video Programming Owner and as a Video Programming Distributor that distributes covered programming on its website and via mobile and video streaming platforms.
The FCC’s closed captioning rules applicable to televised programming and programming distributed by IP initially placed closed captioning compliance obligations directly on the Company’s distributors. Amendments to those rules adopted by the FCC in 2016 extend direct compliance responsibility, jointly with distributors, to video programmers such as the Company, impose certain registration and certification requirements on the Company, and subject the Company to captioning complaint procedures. The registration and certification requirements of these amended rules have not yet become effective. As a result of the foregoing changes and rules involving captioning of IP-delivered programming and captioning quality standards, QVC may incur additional costs and compliance obligations related to closed captioning of its programming.
We market and provide a broad range of merchandise through our broadcast networks, websites, mobile applications and social media pages. As a result, we are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions that are subject to change at any time, including laws regarding consumer protection, privacy, the regulation of retailers generally, the importation, sale and promotion of merchandise and the operation of retail stores and warehouse facilities, as well as laws and regulations applicable to the Internet and businesses engaged in online commerce, such as those regulating the sending of unsolicited, commercial electronic mail and texts.
For example, the Children's Online Privacy Protection Act prohibits web sites from collecting personally identifiable information online from children under age 13 without parental consent and imposes a number of operational requirements. Certain email activities are subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, commonly known as the CAN-SPAM Act. The CAN-SPAM Act regulates the sending of unsolicited commercial email by requiring the email sender, among other things, to comply with specific disclosure requirements and to provide an "opt-out" mechanism for recipients. Both of these laws include statutory penalties for non-compliance. The Digital Millennium Copyright Act limits, but does not eliminate, liability for listing or linking to third party websites that may include content that infringes on copyrights or other rights so long as our Internet businesses comply with the statutory requirements. Various states also have adopted laws regulating certain aspects of Internet communications. Federal legislation enacted in 2016 permanently extended the moratorium on state and local taxes on Internet access.
Our online commerce businesses are subject to domestic and foreign laws governing the collection, use, retention, security and transfer of personally-identifiable information about their users. The enactment, interpretation and application of user data protection laws are in a state of flux, and the interpretation and application of such laws may vary from country to country. For example, the European Union’s ("E.U.") General Data Protection Regulation (“GDPR”), which established new data laws that give customers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information, took effect in May 2018. Further, in 2015, the Court of Justice of the E.U. invalidated the "Safe Harbor Framework," which had allowed companies to collect and process personal data in E.U. nations for use in the U.S. The E.U.-U.S. Privacy Shield, which replaced the Safe Harbor Framework, and became fully operational in 2016, provided a mechanism to comply with data protection requirements when transferring personal data from the E.U. to the U.S. On July 16, 2020, the Court of Justice of the E.U. invalidated the E.U.-U.S. Privacy Shield, and imposed new obligations on the use of Standard Contractual Clauses ("SCCs") - another key mechanism to allow data transfers between the U.S. and the E.U.. The European Commission adopted revised SCCs on June 4, 2021. In March 2022, the U.S. and the European Commission announced a new Transatlantic Data Privacy Framework (“DPF”) to replace the E.U.-U.S. Privacy Shield. On December 13, 2022, the European Commission issued an adequacy decision initiating the formal adoption process for the DPF. On February 10, 2021, the Council of the E.U, adopted final regulations regarding privacy and electronic communications that would complement the GDPR, including additional regulation of the Internet tracking tools known as “cookies.” The final regulations are subject to review by the European Parliament and European Commission, and may be enacted in 2023. Following the “Brexit” withdrawal of the U.K. from the E.U., on June 28, 2021, the European Commission determined that the U.K.’s data protection laws essentially are equivalent to data protection laws in the European Economic Area. Finally, countries in other regions, most notably Asia, Eastern Europe and Latin America, are increasingly implementing new privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be enforced.

In the U.S., Congress may consider legislation that would require organizations that suffer a breach of security related to personal information to notify owners of such information. Many states have adopted laws requiring notification to users when there is a security breach affecting personal data, such as California's Information Practices Act. California also has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA took effect on January 1, 2020. The California Attorney General has issued implementation regulations and guidance regarding the law. In November 2020, California voters approved the California Privacy Rights Act of 2020 (“CPRA”), which amends and extends the CCPA and establishes the California Privacy Protection Agency to implement and enforce consumer privacy laws. Most of the CPRA’s provisions became effective on January 1, 2023. In addition, Virginia enacted the Consumer Data Protection Act in March 2021, which regulates the handling of personal data and became effective on January 1, 2023, and Colorado enacted a personal data protection law in July 2021, the Colorado Privacy Act, which takes effect on July 1, 2023. Utah and Connecticut also have enacted consumer privacy statutes, and other states likely will consider similar legislation in 2023. Complying with these different national and state privacy requirements may cause us to incur substantial costs. In addition, we generally have and post on our websites privacy policies and practices regarding the collection, use and disclosure of user data. A failure to comply with such posted privacy policies or with the regulatory requirements of federal, state, or foreign privacy laws could result in proceedings or actions by governmental agencies or others (such as class action litigation) which could adversely affect our business.

Our business is also dependent upon our continued ability to transmit our programming to television distributors from our third party FCC-licensed satellite uplink facilities, which are subject to FCC compliance in the U.S. and foreign regulatory requirements in our international operations.
For information regarding regulations related to U.S. trade policy with China, see the risk factor "Significant developments stemming from U.S. and international trade policy with China, including in response to forced labor and human rights abuses in China may adversely impact our business and operating results" in Item 1A., "Risk Factors."
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
In the U.S., we have registered tradenames and service marks including, but not limited to our brand names and logo, "QVC," "Quality Value Convenience," the "Q Logo," and "Q" and trademarks for our proprietary products sold such as "Arte D’Oro," "Cook’s Essentials," "Denim & Co.," "Diamonique," "Nature's Code," "Northern Nights" and "Ultrafine Silver." Similarly, foreign registrations have been obtained for many tradenames and service marks for our brand names, logo and propriety products including, but not limited to, "QVC," the "Q Logo," "Q," "Cook’s Essentials," "Denim & Co.," "Diamonique" and "Northern Nights."

HSN has numerous tradename registrations or pending applications in the U.S. which help to expand HSN’s brand awareness. These registrations and applications include the “HSN” brand name and the “HSN logo” as well as registrations for HSN’s propriety products and services, including, but not limited to, “HSN Shop By Remote,” “Technibond,” and “Concierge Collection.”

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

Qurate Retail relationship and related party transactions
The Company is an indirect wholly-owned subsidiary of Qurate Retail (Nasdaq: QRTEA, QRTEB and QRTEP), which owns interests in a broad range of digital commerce businesses, including Qurate Retail's other wholly-owned subsidiaries Zulily, LLC ("Zulily") and Cornerstone Brands, Inc. ("CBI"), as well as other minority investments. QVC is part of Qurate Retail Group ("QRG"), formerly QVC Group, a portfolio of brands including QVC, HSN, Zulily and CBI.
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
QVC engages with CBI, which is a wholly owned subsidiary of Qurate Retail and prior to the common control transaction between QVC and Qurate Retail, was included as part of HSN. CBI is not part of the results of operations or financial position of QVC presented in the accompanying consolidated financial statements. During the year ended December 31, 2022, QVC and CBI engaged in multiple transactions relating to sourcing of merchandise, personnel and business advisory services. Refer to note 14 to the accompanying consolidated financial statements for further details.
On December 30, 2020, the Company and Liberty Interactive LLC ("LIC") completed an internal realignment of the Company's global finance structure that resulted in a common control transaction with Qurate Retail. As part of this realignment and upon entering into a payment agreement, QVC Global Corporate Holdings, LLC ("QVC Global"), a subsidiary of the Company, became the primary co-obligor on LIC’s 3.5% Senior Exchangeable Debentures Due 2031 (the “MSI Exchangeables”), which allowed the MSI Exchangeables to be serviced directly by cash generated from the Company’s foreign operations (see note 8 to the accompanying consolidated financial statements). Concurrently, LIC issued a promissory note to the Company with an initial face amount of $1.8 billion, a stated interest rate of 0.48%, payable annually, and a maturity of December 29, 2029. QVC recorded $9 million of related party interest income for each of the years ended December 31, 2022 and 2021, included in interest expense, net in the consolidated statement of operations. LIC also repaid $85 million of the note receivable to QVC during the year ended December 31, 2021.
On October 27, 2021, a notice was issued to all holders to redeem any and all outstanding MSI Exchangeables on December 13, 2021. Bondholders had until the close of business on December 10, 2021 to exchange their bonds. During the fourth quarter of 2021, QVC Global delivered MSI shares, which were acquired pursuant to a forward purchase contract, to holders of the MSI Exchangeables with a fair value of approximately $573 million to settle the exchanges of the MSI Exchangeables. For holders who did not participate in the exchange, their bonds were redeemed on December 13, 2021 at adjusted principal, plus accrued interest and dividend pass-thru for a total cash payment of approximately $1 million. No MSI Exchangeables were outstanding as of December 31, 2021. As a result of the exchange and the redemption, the Company recorded a loss on extinguishment of debt in the accompanying consolidated statements of operations of $7 million for the year ended December 31, 2021.

On October 27, 2021, QVC amended and restated its senior secured credit facility (the "Fifth Amended and Restated Credit Agreement") which is a multi-currency facility that provides for a $3.25 billion revolving credit facility (see note 8 to the accompanying consolidated financial statements). The Fifth Amended and Restated Credit Agreement may be borrowed on by QVC, Zulily, CBI, and QVC Global (collectively, the “Borrowers”). Under the terms of the Fifth Amended and Restated Credit Agreement, the Borrowers are jointly and severally liable for all outstanding borrowings. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the credit facility plus any additional amount it expects to repay on behalf of Zulily and CBI. As of December 31, 2021, there was $151 million borrowed by Zulily on the Fifth Amended and Restated Credit Agreement. In December 2021, QVC determined it was necessary to record a liability for the full amount of Zulily's outstanding borrowings. As part of a common control transaction with Qurate Retail in December 2021 (see note 2(s) to the accompanying consolidated financial statements), QVC recorded a liability for $151 million of Zulily's outstanding borrowings. During the year-ended December 31, 2022, Qurate Retail made a capital contribution to Zulily to enable Zulily to repay its outstanding borrowings and as a result there were no borrowings by Zulily on the Fifth Amended and Restated Credit Agreement as of December 31, 2022. As of December 31, 2022, there was $18 million borrowed by CBI on the senior secured credit facility, none of which the Company expects to repay on behalf of CBI. There were no borrowings by CBI on the Fifth Amended and Restated Credit Agreement as of December 31, 2021.

On June 27, 2022, Qurate Retail announced a five-point turnaround plan designed to stabilize and differentiate its core HSN and QVC- U.S. brands and expand the company's leadership in video streaming commerce (“Project Athens”). Project Athens main initiatives include: (i) improve customer experience and grow relationships; (ii) rigorously execute core processes; (iii) lower cost to serve; (iv) optimize the brand portfolio; and (v) build new high growth businesses anchored in strength. During 2022 QVC commenced the first phase of Project Athens including actions to reduce inventory and a planned workforce reduction. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan. QVC recorded restructuring charges of $24 million in Restructuring and fire related costs, net of (recoveries) in the consolidated statement of operations during the year ended December 31, 2022, related to workforce reduction.

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

Qurate Retail's interests may not coincide with our interests or yours and Qurate Retail may cause us to enter into transactions or agreements with related parties or approve corporate actions that could involve conflicts of interest. For example, Qurate Retail's dependence on our cash flow for servicing its debt and for other purposes is likely to result in our payment of large dividends to Qurate Retail, which may increase our leverage and decrease our liquidity. We paid $1,270 million, $963 million, and $1,184 million of dividends to Qurate Retail during the years ended December 31, 2022, 2021, and 2020, respectively. See also Item 1A. "Risk Factors."

Item 1A. Risk Factors
The risks described below and elsewhere in this annual report are not the only ones that relate to our businesses or our capitalization. The risks described below are considered to be the most material. However, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our businesses. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. If any of the events described below were to occur, our businesses, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected.
Risk Factor Summary

The following is a summary of the material risk factors that could adversely affect our business, financial condition, and results of operations:

Risks Related to Our Financial Condition and Business

•Improvements in operating results from expected savings in operating costs from Project Athens and other cost saving and business improvement initiatives may not be realized in the anticipated amounts, may take longer to be realized, or could be realized only for a limited period.
•The retail business environment is subject to intense competition, and we may not be able to effectively compete for customers.
•The COVID-19 pandemic negatively impacted, and future pandemics or epidemics may negatively impact, our business, key financial and operating metrics, and results of operations in numerous ways that remain unpredictable.
•Our net revenue and operating results depend on our ability to predict or respond to consumer preferences.
•Our long-term success depends in large part on our continued ability to attract new customers and retain existing customers and we may not be able to do that in a cost-effective manner.
•We depend on the television distributors that carry our programming and no assurance can be given that we will be able to maintain and renew our affiliation agreements on favorable terms or at all.
•The failure to maintain suitable placement for our programming or to adapt to changes in consumer behavior driven by online video distribution platforms for viewing content could adversely affect our ability to attract and retain television viewers and could result in a decrease in revenue.
•We may be subject to claims for representations made in connection with the sale and promotion of merchandise or for harm experienced by customers who purchase merchandise from us.
•Failure to comply with existing laws, rules and regulations, including any new legislation or regulations related to climate change, or to obtain and maintain required licenses and rights, could subject us to additional liabilities.
•We may fail to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.
•We offer our installment payment option on most of our merchandise and, in certain circumstances, offer it as the default payment option. Failure to effectively manage our installment sales plans and revolving credit card programs could negatively impact our results of operations.
•Increases in labor costs could adversely affect our business, financial condition and results of operations.
•Natural disasters, political crises, and other catastrophic events or other events outside of our control, including climate change, may damage our facilities or the facilities of third parties on which we depend, adversely affect our ability to operate our businesses and have broader effects.
•Impairment of our goodwill or other intangible assets could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Technology and Information Security

•We have identified a material weakness in our internal control over financial reporting, that, if not properly remediated, could adversely affect our business and results of operations.
•Any continued or permanent inability to transmit our programming via satellite would result in lost revenue and could result in lost customers.
•Our Ecommerce business could be negatively affected by changes in third-party digital platform algorithms and dynamics as well as our inability to monetize the resulting web traffic.
•Our Ecommerce business may experience difficulty in the ongoing development, implementation and customer acceptance of applications for personal electronic devices, which could harm our business.
•Our business is subject to cyber security risks, including security breaches and identity theft.

•System interruption and the lack of integration and redundancy in these systems and infrastructures may adversely affect our ability to transmit our television programs, operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations.
•The processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

Risks Related to Economic Conditions
•We have operations outside of the U.S. that are subject to numerous operational and financial risks.
•Weak and uncertain economic conditions worldwide may reduce consumer demand for our products and services.
•Increases in market interest rates could increase our operating costs and decrease consumer demand, which may adversely affect our business.
•Significant developments stemming from U.S. and international trade policy with China, including in response to forced labor and human rights abuses in China, may adversely impact our business and operating results.

Risks Related to our Facilities and Third-Party Suppliers and Vendors

•We rely on distribution facilities to operate our business, and any damage to one of these facilities, or any disruptions caused by incorporating new facilities into our operations, could have a material adverse impact on our business.
•We rely on independent shipping companies to deliver the products we sell.
•We depend on relationships with vendors, manufacturers and other third parties, and any adverse changes in these relationships could result in a failure to meet customer expectations which could result in lost revenue.
•The unanticipated loss of certain larger vendors or the consolidation of our vendors could negatively impact our sales and profitability on a short-term basis.

Risks Related to the Seasonality of Our Business

•We face significant inventory risk.
•The seasonality of our business places increased strain on our operations.

Risk Related to Management and Key Personnel

•Our success depends in large part on our ability to recruit and retain key employees capable of executing our unique business model.
•We have not voluntarily implemented various corporate governance measures, in the absence of which you may have more limited protections against interested transactions, conflicts of interest and similar matters.
•The interests of our stockholder may not coincide with your interests and our stockholder may make decisions with which you may disagree.

Risks Related to Our Indebtedness

•We have a substantial amount of indebtedness, which could adversely affect our financial position and prevent us from fulfilling our debt obligations.
•Our level of indebtedness could limit our flexibility in responding to current market conditions, adversely affect our financial position, prevent us from meeting our obligations under our debt instruments or otherwise restrict our business activities.
•We may not be able to generate sufficient cash to service our debt obligations.
•We may need to refinance our indebtedness.
•Despite our current level of indebtedness, we may still incur substantially more indebtedness. This could exacerbate the risks associated with our existing indebtedness.
•Covenants in our debt agreements restrict our business in many ways.
•We may be adversely affected by the discontinuance of the London Inter-Bank Offered Rate and the transition to alternative reference rates.
•We may be limited in our ability to pay dividends or make other restricted payments to Qurate Retail.

Risks Related to Our Financial Condition and Business

Improvements in operating results from expected savings in operating costs from Project Athens and other cost saving and business improvement initiatives may not be realized in the anticipated amounts, may take longer to be realized, or could be realized only for a limited period

In 2022, Qurate Retail announced Project Athens, a five-point turnaround plan designed to stabilize and differentiate its core HSN and QVC-U.S. brands and expand the company’s leadership in video streaming commerce. During 2022 the first phase of Project Athens was commenced, and included actions to reduce inventory and a planned workforce reduction. It is expected that Project Athens will complete its objectives by the end of 2025. However, in order to implement this or any other future cost savings or business improvement initiatives, we have incurred, or expect to incur, additional expenses, which could adversely impact our financial results prior to the realization of the expected benefits associated with the initiatives. These initiatives could also divert the attention of management and cause disruptions in our business, which could have an adverse impact on our business and financial results. Due to numerous factors or future developments, we may not achieve cost reductions or other business improvements consistent with our expectations or the benefits may be delayed. These factors or future developments could include the incurrence of higher than expected costs or delays in workforce reduction measures, actual savings differing from anticipated cost savings, anticipated benefits from business improvement initiatives not materializing and disruptions to normal operations or other unintended adverse impacts resulting from the initiatives.

The retail business environment is subject to intense competition, and we may not be able to effectively compete for customers

We operate in a rapidly evolving and highly competitive retail business environment. Although we are the U.S.’s largest television shopping retailer, we have numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, other televised shopping retailers such as ShopHQ in the U.S., Jupiter Shop Channel in Japan, HSE in Germany and Austria, GM24 in Italy, and Ideal World in the U.K., infomercial retailers, Internet retailers, including livestream shopping retailers, and mail-order and catalog companies. Many of our current and potential competitors have greater resources, longer histories, more customers and greater brand recognition than we do. They may secure better terms from vendors, adopt more aggressive pricing, offer free or subsidized shipping and devote more resources to technology, fulfillment and marketing. Other companies also may enter into business combinations or alliances that strengthen their competitive positions. Such business combinations or alliances may result in competitors with greatly improved financial resources, improved access to merchandise, greater market penetration than they previously enjoyed and other improvements in their competitive positions. This may cause our customers to elect to purchase products from a competitor that they would have historically purchased from QVC, resulting in less revenue to QVC.

Although we sell a variety of exclusive products, one of the most significant challenges we face is competition on the basis of price. Price is of great importance to most customers, and price transparency and comparability continues to increase, particularly as a result of digital technology. The ability of consumers to compare prices on a real-time basis puts additional pressure on us to maintain competitive prices. Additionally, as a result of inflationary pressures currently being experienced, our cost to obtain, import and deliver the products we sell has increased, which has required us to charge consumers more for those products, or reduce our margin on those products, or both. These price increases may result in us being unable to maintain competitive prices with other retailers.

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

The COVID-19 pandemic negatively impacted our business, and future pandemics or epidemics may negatively impact, our business, key financial and operating metrics, and results of operations in numerous ways that remain unpredictable

The COVID-19 pandemic, resulted in significant disruption to the global economy, has negatively impacted us and our operations, and is expected to continue to impact us and our operations in 2023. Ongoing or heightened resurgences of COVID-19 including new variants, or the occurrence of another pandemic or epidemic could recreate and/or exacerbate the risks and adverse impacts described below. For example, during the outbreak of COVID-19, the stay at home restrictions imposed in response to COVID-19 led many traditional brick-and-mortar retailers to temporarily close their stores but allowed distance retailers, such as QVC, to continue operating. As a result, QVC initially experienced an increase in new customers and an increase in demand for certain categories, such as home and electronics. However, as the stay-at-home restrictions were moderated, traditional brick-and-mortar retailers were allowed to reopen their stores and consumers were able to resume prepandemic shopping habits. Beginning in the second quarter of 2021, and continuing through the fourth quarter of 2022, we observed a decline in customers and a decline in demand for our products. As a result of resource constraints related to the global response to COVID-19, QVC experienced delays in receiving merchandise at certain fulfillment centers. As a result, we had to limit the number of products we are able to promote on air. Our programming could be further disrupted if any of our on-site employees were suspected or confirmed of having COVID-19 or other illnesses and such illness required us to quarantine some or all such employees or disinfect our locations. Additionally, in some cases, the move to a remote work arrangement for our employees will be permanent, which has allowed us to reduce office space. COVID-19 also has had an adverse impact on our supply chain due to factory closures, shipping and trucking delays and labor shortages, resulting in shipping delays and other resource constraints related to the products we import and those we produce domestically. As a result, our manufacturers and vendors were unable to produce and deliver the products we sell, either on a timely basis or at all. Additionally, factory closures, shipping and trucking delays and labor shortages resulted in our manufacturers and vendors experiencing financial difficulties. Ongoing or heightened resurgences of COVID-19, including new variants in the future, or the occurrence of another pandemic or epidemic could result in the inability of manufacturers and vendors to meet our supply needs in a timely manner, or at all, could cause us to shift product promotion to items which are available, but possibly not in demand, which could have a negative impact on sales. For example, beginning in the second quarter of 2021, we saw increased product shortages as a result of high market demand in some product categories such as home and electronics. As a result, although we normally plan our product presentations months in advance based on our expectations of consumer demand, supply chain issues required that we shift or reschedule a number of product presentations due to a lack of product availability. In some cases, the products were part of a broader marketing campaign, which also impacted the sale of related items that were originally intended to leverage off of the shifted product promotion.

Delays by manufacturers and vendors could also result in delays to delivery dates to our customers, which could result in the cancellation of orders, customers’ refusal to accept deliveries, a reduction in purchase prices and ultimately, termination of customer relationships. For example, beginning in the second quarter of 2021, we experienced escalating shipping disruptions due to challenges in the global supply chain and labor market. Although these product shortages and supply chain disruptions have moderated, in the event of ongoing or heightened resurgences of COVID-19, including new variants in the future, or the occurrence of another pandemic or epidemic, we cannot be certain that we will be able to identify alternative sources for our products without delay or without greater cost to us.

Additionally, the COVID-19 pandemic, or a future pandemic or epidemic, may adversely impact our ability to comply with various legal and contractual obligations and may expose us to increased litigation, including labor and employment claims, breach of contract claims and consumer claims by our customers. Our insurance coverage may not be applicable to, or sufficient to cover, all claims, costs, and damages we may incur as a result of COVID-19, or future pandemic or epidemic, related claims, which would result in our bearing such costs and could have a material adverse effect on our business, financial condition and results of operations.

In addition, there are several adverse impacts of COVID-19 that have caused and could continue to cause a material negative impact to our financial results, including our capital and liquidity, for 2023 and beyond. These include reduced demand for products we sell; decreases in the disposable income of existing and potential new customers; the impacts of inflation or recession; increased currency volatility resulting in adverse currency rate fluctuations; higher interest rates, higher unemployment; labor shortages; and an adverse impact to our supply chain and shipping disruptions for both the products we import and purchase domestically and the products we sell, including essential products experiencing higher demand, due to factory closures, labor shortages and other resource constraints. There can be no assurance that we will be able to accurately predict or plan for any long-term effects on our business, and thus the ultimate impacts of COVID-19, or a future pandemic or epidemic, on our business, financial condition and result of operations remain uncertain.

Even after the COVID-19 pandemic subsides, or in the event of a heightened resurgences of COVID-19, including new variants in the future, or the occurrence of another pandemic or epidemic, the U.S. economy and other major global economies may experience a recession, and we anticipate our businesses and operations would be materially adversely affected by a prolonged recession in the U.S. and other major markets.

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

We depend on the television distributors that carry our programming and no assurance can be given that we will be able to maintain and renew our affiliation agreements on favorable terms or at all
In the U.S., we currently distribute our programming through affiliation or transmission agreements with many television service providers, including, but not limited to, Comcast, DIRECTV, Charter, DISH, Verizon and Cox. Internationally, we currently distribute our programming through Vodafone Kabel Deutschland GmbH, Media Broadcast GmbH, SES ASTRA, Telekom Deutschland GmbH, Unitymedia GmbH, Tele Columbus and Primacom, Jupiter Telecommunications, Ltd., Sky Perfect and World Hi-Vision Channel, Inc., A1 Telekom Austria AG, UPC Telekabel Wien GmbH, British Sky Broadcasting, Freesat, Freeview and Virgin Media, and Mediaset, Hot Bird and Sky Italia. Our affiliation agreements with distributors are scheduled to expire between 2023 to 2026. As part of normal course renewal discussions, occasionally we have disagreements with our distributors over the terms of our carriage, such as channel placement or other contract terms. If not resolved through business negotiation, such disagreements could result in litigation or termination of an existing agreement. Termination of an existing agreement resulting in the loss of distribution of our programming to a material portion of our television households may adversely affect our growth, net revenue and earnings.

The renewal negotiation process for affiliation agreements is typically lengthy. In some cases, renewals are not agreed upon prior to the expiration of a given agreement while the programming continues to be carried by the relevant distributor without an effective agreement in place. We do not have distribution agreements with some of the cable operators that carry our programming. In total, we are currently providing programming without affiliation agreements to distributors representing approximately 7% of our QVC-U.S. distribution and approximately 1% of our HSN distribution. Some of our international programming may continue to be carried by distributors after the expiration dates on our affiliation agreements with them have passed.

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

New legislation or regulations related to climate change and increased focus by governmental and non-governmental organizations, stockholders and customers on sustainability issues may have a material adverse effect on our business and results of operations

Federal, state and local governments, as well as some of our customers, are beginning to respond to climate change issues. This increased focus on sustainability may result in new legislation or regulations and customer requirements that could negatively affect us as we may incur additional costs or be required to make changes to our operations in order to comply with any new regulations or customer requirements. On March 21, 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related risks. We are currently assessing the proposed rule, but at this time we cannot predict the costs of implementation or any potential adverse impacts resulting from the rule as proposed. To the extent this rule is finalized as proposed, we could incur increased costs relating to the assessment and disclosure of climate-related risks.

Legislation or regulations related to climate change that potentially impose restrictions, caps, taxes or other controls on energy use, packaging and waste, sustainable supply chain practices, animal health and welfare and water use may have a material adverse effect on our results of operations. Such restrictions, caps, taxes or other controls related to climate change may also increase the operating costs of our various vendors, which in turn could increase our cost of doing business or impact our revenues. Additionally, if our various vendors are unable or unwilling to comply with providing us the necessary greenhouse gas information potentially required by legislative or regulatory actions related to climate change, our cost of disclosure, revenues or reputation may be materially adversely affected. In addition, our revenues could decrease if we are unable to meet customer sustainability requirements or competitive pressures to source products that are perceived as “green.” These additional costs, changes in operations or loss of revenues may have a material adverse effect on our business and results of operations.

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

Increases in labor costs could adversely affect our business, financial condition and results of operations

Labor is a significant portion of our cost structure and is subject to many external factors, including unemployment levels, prevailing wage rates, minimum wage laws, exempt status salary statutory thresholds, potential collective bargaining arrangements, general inflationary pressures, health and other insurance costs and changes in employment and labor legislation or other workplace regulation. From time to time, legislative proposals are made to increase federal, state and local minimum wage rates and to create or extend benefit programs, such as health insurance and paid leave programs. As minimum wage rates increase or related laws and regulations change, we may need to increase the wages paid to our hourly or salaried employees. Any increase in the cost of our labor could have an adverse effect on our business, financial condition and results of operations or, if we fail to pay such higher wages we could suffer increased employee turnover. In addition, increases in labor costs could force us to increase prices, which could adversely impact our sales. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profits may decline and could have a material adverse effect on our business.

Additionally, any increase in the cost of labor for our third party carriers and suppliers could increase our cost of shipping and materials, which may adversely affect our ability to increase or maintain our revenue.

Natural disasters, political crises, and other catastrophic events or other events outside of our control, including climate change, may damage our facilities or the facilities of third parties on which we depend, adversely affect our ability to operate our businesses and have broader effects

Our corporate headquarters and operations center are located in West Chester, Pennsylvania, and we also operate regional headquarters and administrative offices, distribution centers and contact centers worldwide. If any of these facilities or the facilities of our vendors or third-party service providers are affected by natural disasters (such as fires, earthquakes, tsunamis, power shortages or outages, floods or monsoons), public health crises (such as pandemics and epidemics), political crises (such as terrorism, war, political instability, insurrections or other conflict), or other events outside of our control, our business, financial condition and results of operations could be materially adversely affected. On December 18, 2021, QVC experienced a fire at its Rocky Mount, Inc. fulfillment center in North Carolina, during which one contractor lost his life. Rocky Mount was the Company’s second-largest fulfillment center, processing approximately 25% to 30% of volume for QVC-U.S., and also served as QVC-U.S.’s primary returns center for hard goods. We do not plan to reopen the Rocky Mount facility. Instead, inbound deliveries have been diverted to other distribution facilities within the Company’s distribution network and to third-party logistic service providers.

Climate change may also have indirect effects on our business by increasing the cost of, or making unavailable, property insurance on terms we find acceptable. To the extent that significant changes in the climate occur in areas where our properties are located, we may experience more frequent extreme weather events, which may result in physical damage to our or our third parties’ facilities and may adversely affect our business, results of operations and financial condition.

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

Impairment of our goodwill or other intangible assets could have a material adverse effect on our business, results of operations and financial condition

From time to time we review the recoverability of goodwill and other certain identifiable intangible assets, including whenever events or circumstances indicate that the carrying value of a reporting unit, including goodwill or an identifiable intangible asset, may not be recoverable. We may incur impairment charges on goodwill or identifiable intangible assets if we determine that the fair values of a reporting unit, including goodwill or identifiable intangible assets, are less than their current carrying values. We evaluate, on a regular basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of goodwill may no longer be recoverable, in which case an impairment charge to earnings would become necessary.

As a result of recent financial performance and macroeconomic conditions, the Company identified significant impairments for the year ended December 31, 2022 for the QxH reporting unit related to the HSN tradename and goodwill.

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

Risks Related to Technology and Information Security

We have identified a material weakness in our internal control over financial reporting, that, if not properly remediated, could adversely affect our business and results of operations

We have concluded that our disclosure controls and procedures were ineffective as of December 31, 2022 due to a material weakness in our internal control over financial reporting. The identified material weakness relates to information technology general controls (“ITGCs”) that impact an inventory management system in place for certain QVC and HSN fulfillment centers. Specifically, the ITGCs were not designed and operating effectively to ensure (i) that access to applications and data, and the ability to make program changes, were adequately restricted to appropriate personnel, (ii) that the activities of individuals with access to modify data and make program and job changes were appropriately monitored and (iii) that changes introduced in the production environment had undergone sufficient testing and review.

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

Our business is subject to cyber security risks, including security breaches and identity theft

Through our operations, sales, marketing activities, and use of third-party information, we collect and store certain non-public personal information that customers provide to purchase products, enroll in promotional programs, register on websites, or otherwise communicate with us. This may include demographic information, phone numbers, driver license numbers, contact preferences, personal information stored on electronic devices, and payment information, including credit and debit card data. We also gather and retain information about employees and job applications in the normal course of business. We may share information about such persons with vendors, contractors and other third-parties that assist with certain aspects of our business. In addition, our online operations depend upon the transmission of confidential information over the Internet, such as information permitting cashless payments. Like many e-commerce companies, we frequently encounter unauthorized parties attempting to gain access to our or our vendors’ computer systems by, among other things, hacking those systems, through fraud or other means of deceiving our employees or vendors, or burglaries. We also face cybersecurity risks from errors by our or our vendors’ employees, misappropriation of data by employees, vendors or unaffiliated third-parties, or other irregularities that may result in disruption of services or persons obtaining unauthorized access to our company’s data. As part of our response to the COVID-19 pandemic, we significantly increased the number of employees working remotely. This led to the introduction, in 2022, of a new flexible distributed workforce model which allows some of our employees to have the option to work from home most of the time. As our vendors and other business partners move to remote work as well, we and our partners may be more vulnerable to cyber attacks. The techniques used to gain access to our or our vendors’ computer systems, data or customer information, disable or degrade service, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized until launched against a target. Increasingly, unauthorized parties are exploiting access they gain to third party vendors to target companies that do business with these vendors, which may include third party vendors with whom we do business. We have implemented measures and processes intended to secure our computer systems and prevent disruptions in services or unauthorized access to or loss of sensitive data, but as with all companies, these security measures may not be sufficient for all eventualities and there is no guarantee that they will be adequate to safeguard against all cyber attacks, system compromises or misuses of data. Although we have not detected a material security breach or cybersecurity incident to date, we have been the target of events of this nature and expect to be subject to similar attacks in the future. Any disruptions of our computer systems or misappropriation or misuse of customer, employee or other personal information, whether at our company or any of our vendors, could cause interruptions in the operations of our business and subject us to increased costs, fines, litigation, regulatory actions and other liabilities. Security breaches could also significantly damage our reputation with consumers and third parties with whom we do business, which could result in lost sales and customer and vendor attrition. We continue to invest in new and emerging technology and other solutions to protect our retail commerce websites, mobile commerce applications and information systems, but there can be no assurance that these investments and solutions will prevent any of the risks described above. If we are unable to maintain the security of our retail commerce websites and mobile commerce applications, we could suffer loss of sales, reductions in traffic, diversion of management attention, and deterioration of our competitive position and incur liability for any damage to customers whose personal information is accessed without authorization. We may be required to expend significant additional capital and other resources to protect against and remedy any potential or existing security breaches and their consequences, such as additional infrastructure capacity spending to mitigate any system degradation and the reallocation of resources from development activities. We also face similar risks associated with security breaches affecting third parties with which we are affiliated or otherwise conduct business.

System interruption and the lack of integration and redundancy in these systems and infrastructures may adversely affect our ability to transmit our television programs, operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations

Our success depends, in part, on our ability to maintain the integrity of our transmissions, systems and infrastructures, including the transmission of our television programs, as well as our websites, information and related systems, contact centers and fulfillment facilities. We may experience occasional system interruptions that make some or all transmissions, systems or data unavailable or prevent us from transmitting our signal or efficiently providing services or fulfilling orders. We maintain an ongoing process of implementing new technology systems and upgrading others. Our failure to properly implement new systems or delays in implementing new systems or failing to integrate new systems with our legacy systems could impair our ability to provide services, fulfill orders and/or process transactions. We also rely on affiliate and third-party computer systems, broadband, transmission and other communications systems and service providers in connection with the transmission of our signals, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in our signal transmissions, systems and infrastructures, our business, our affiliates and/or third parties, or deterioration in the performance of these transmissions, systems and infrastructures, could impair our ability to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, public health crises (such as pandemics and epidemics), acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt television transmissions, computer, broadband or other communications systems and infrastructures at any time.

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

The processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights

In the processing of consumer transactions and managing our employees, our business receives, transmits and stores a large volume of personally identifiable information and other user data. The processing, storage, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by us. Moreover, there are federal, state and international laws regarding privacy and the processing, storage, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to changing legislation and regulations, in numerous jurisdictions around the world, which are intended to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. Compliance with these laws and regulations may be onerous and expensive and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance. For example, the European Court of Justice in 2015 invalidated the U.S.-EU Safe Harbor Framework, which facilitated personal data transfers to the U.S. in compliance with applicable European data protection laws. The E.U.-U.S. Privacy Shield, which replaced the U.S.-EU Safe Harbor Framework, and became fully operational in 2016, provided a mechanism to comply with data protection requirements when transferring personal data from the E.U. to the U.S. On July 16, 2020, the Court of Justice of the European Union invalidated the E.U.-U.S. Privacy Shield, and imposed new obligations on the use of standard contractual clauses (“SCCs”) - another key mechanism to allow data transfers between the U.S. and the E.U.

The European Commission adopted revised SCCs on June 4, 2021. In March 2022, the U.S. and the European Commission announced a new Transatlantic Data Privacy Framework (“DPF”) to replace the E.U.-U.S. Privacy Shield. On December 13, 2022, the European Commission issued an adequacy decision initiating the formal adoption process for the DPF. Further, the General Data Protection Regulation (“GDPR”), which became effective in 2018, gives consumers in the E.U. additional rights and imposes additional restrictions and penalties on companies for illegal collection and misuse of personal information. On February 10, 2021, the Council of the E.U. adopted final regulations regarding privacy and electronic communications that would complement the GDPR, including additional regulation of the Internet tracking tools known as “cookies.” The final regulations are subject to review by the European Parliament and European Commission and may be enacted in 2023. Following the "Brexit" withdrawal of the U.K. from the E.U., on June 28, 2021, the European Commission determined that the U.K.’s data protection laws essentially are equivalent to data protection laws in the European Economic Area. As a result, personal data transfers from the E.U. to the U.K. may continue without a new data transfer framework. California has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA became effective on January 1, 2020. The California Attorney General has issued draft implementing regulations and guidance regarding the law. In November 2020, California voters approved the California Privacy Rights Act of 2020 (“CPRA”), which amends and expands the CCPA and establishes the California Privacy Protection Agency to implement and enforce consumer privacy laws. Most of the CPRA’s provisions became effective on January 1, 2023. In addition, Virginia enacted the Consumer Data Protection Act in March 2021, which regulates the handling of personal data and became effective on January 1, 2023, and Colorado enacted a personal data protection law in July 2021, the Colorado Privacy Act, which takes effect on July 1, 2023. Utah and Connecticut also have enacted consumer privacy statutes. Other states in the United States are also separately proposing laws to regulate privacy and security of personal data. Our failure, and/or the failure by the various third party vendors and service providers with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations, or changes in applicable laws and regulations, or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage our reputation and the reputation of our third party vendors and service providers, discourage potential users from trying our products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, any one or all of which could adversely affect our business, financial condition and results of operations. In addition, we may not have adequate insurance coverage to compensate for losses.

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

Weak and uncertain economic conditions worldwide may reduce consumer demand for our products and services

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

Additionally, there is ongoing uncertainty and potential economic disruptions relating to the U.K.’s withdrawal from the E.U. (“Brexit”), including the risk of additional regulatory and other costs and challenges or limitations on our ability to sell particular products. In particular, our business could be negatively affected by new trade agreements between the U.K. and other countries, including the U.S., and by the possible imposition of trade or other regulatory barriers, including the imposition of tariffs, in the U.K. which could result in shipping delays and shortages, or increased costs of products sold by our business. Additionally, the U.K. economy and consumer demand in the U.K., including for our products, could be negatively impacted. Further, if other member states where we have operations propose referendums to, or elect to, exit the E.U. there could be additional negative impacts on our business, which may affect our operating results.

Increases in market interest rates could increase our operating costs and decrease consumer demand, which may adversely affect our business

Interest rates rose substantially in 2022 and may continue to rise. Increases in interest rates could increase our operating costs by increasing the cost of shipping, materials for our products, and/or labor. If competitive pressures or other economic factors prevent us from offsetting such increased costs by raising prices, our ability to increase or maintain revenue may be negatively impacted. In addition, an increase in interest rates could reduce consumer confidence, discretionary spending by individuals and adversely affect market demand for our products, which could materially adversely affect our business, financial condition and results of operations.

Significant developments stemming from U.S. and international trade policy with China, including in response to forced labor and human rights abuses in China, may adversely impact our business and operating results

Decisions by the Biden Administration confirm continuity of a bipartisan consensus in the U.S. government favoring increased confrontation of China in trade practices and economic matters, national security and human rights. The imposition of any new U.S. tariffs on Chinese imports or the taking of other actions against China in the future, and any responses by China, could impair our ability to meet customer demand and could result in lost sales or an increase in our cost of merchandise, which would have a material adverse impact on our business and results of operations.

Recently there have been heightened tensions in relations between Western nations and China. The U.S. government has made statements and taken certain actions that have led to changes to U.S. trade policies towards China. For example, on December 23, 2021, President Biden signed the Uyghur Forced Labor Prevention Act (the “UFLPA”) into law, which is intended to address the use of forced labor in China’s Xinjiang Uyghur Autonomous Region (“XUAR”). Among other things, the UFLPA imposes a presumptive ban on the import of goods to the United States that are made, wholly or in part, in the XUAR or by persons that participate in certain programs in the XUAR that entail the use of forced labor. The UFLPA took effect on June 21, 2022 and may increase the risk of delay of goods and inventory shortages. Additionally, the U.S. Customs and Border Protection (“CBP”) issued a region-wide withhold release order (“WRO”), effective January 13, 2021, pursuant to which the CBP will detain cotton products produced in the XUAR. The WRO applies to, among other things, cotton grown in the XUAR and to all products made in whole or in part using such cotton, regardless of where the downstream products are produced, and importers are responsible for ensuring the products they are attempting to import do not exploit forced labor at any point in their supply chain, including the production or harvesting of the raw material. As a result of the WRO, products imported into the U.S. could be held by the CBP based on a suspicion that they originated from the XUAR or that they may have been produced by Chinese suppliers accused of participating in forced labor, pending the importer providing satisfactory evidence to the contrary. Such process could result in a delay or complete inability to import such goods, which could result in inventory shortages and lost sales. Additionally, the United States Treasury Department placed sanctions on China’s Xinjiang Production and Construction Corporation (“XPCC”) for serious human rights abuses against ethnic minorities in the XUAR. The XUAR is the source of large amounts of cotton and textiles for the global apparel supply chain and XPCC controls many of the cotton farms and much of the textile industry in the region. Although we do not knowingly do business with XPCC, we could be subject to penalties, fines or sanctions if any of the vendors from which we purchase goods is found to have dealings, directly or indirectly with XPCC or entities it controls. Even if we were not subject to penalties, fines or sanctions, if products we source are linked in any way to XPCC, our reputation could be damaged.

Other countries and jurisdictions have issued or may be considering similar measures. For example, on January 12, 2021, the Foreign Secretary of the U.K. announced a package of measures to help ensure that British organizations, whether public or private sector, are not complicit in, nor profiting from, the human rights violations in XUAR. On September 14, 2022, the European Commission issued its legislative proposal to ban the marketing of goods made with forced labor. As drafted, the new rules would apply to both imported goods and goods made in the E.U.

The full potential impact to us of the UFPLA and similar potential legislations in other countries and jurisdictions remains uncertain and could have an adverse effect on our business and results of operations. We may incur expenses for the review pertaining to these matters and the cost of remediation and other changes to products, processes or sources of supply as a consequence of such verification activities. In the event of a significant disruption or unavailability in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. In addition, prices of purchased finished products also depend on wage rates in the regions where our vendors’ contract manufacturers are located, as well as freight costs from those regions. Fluctuations in wage rates required by legal or industry standards could increase our costs. Increases in raw material costs or wage rates, unless sufficiently offset by our pricing actions, may cause a decrease in our profitability and negatively impact our sales volume.

Risks Related to our Facilities and Third-Party Suppliers and Vendors

We rely on distribution facilities to operate our business, and any damage to one of these facilities, or any disruptions caused by incorporating new facilities into our operations, could have a material adverse impact on our business

We operate a limited number of distribution facilities worldwide. Our ability to meet the needs of our customers depends on the proper operation of these distribution facilities. If any of these distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason, we could suffer a substantial loss of inventory and disruptions of deliveries to our customers. For example, any resurgence of COVID-19, or a future pandemic or epidemic, in the areas where our distribution facilities are located, or if we are unable to adequately staff our distribution facilities to meet demand in the future, or if the cost of such staffing is higher than historical or projected costs due to wage increases, labor shortages, regulatory changes, or other factors, could harm our operating results. In addition, we could incur significantly higher costs and longer lead times associated with the distribution of our products during the time it takes to reopen or replace the impacted facility. Any of the foregoing factors could result in decreased sales and have a material adverse effect on our business, financial condition and operating results. In addition, we have been implementing new warehouse management systems to further support our efforts to operate with increased efficiency and flexibility. There are risks inherent in operating in new distribution environments and implementing new warehouse management systems, including operational difficulties that may arise with such transitions. We may experience shipping delays should there be any disruptions in our new warehouse management systems or warehouses themselves.

In December 2021, our distribution facility located in Rocky Mount, North Carolina suffered significant fire damage. Rocky Mount was our second largest distribution facility and processed most of our returned merchandise. We do not plan to reopen the Rocky Mount facility. Instead, inbound deliveries have been diverted to other distribution facilities within the Company’s distribution network and to third party logistic service providers. Additional disruptions or delays as a result of shifting capacity or failing to maintain arrangements with our third party logistic service providers could cause disruptions to our order fulfillment process, causing delays in delivering product to customers which would result in lost sales, strain our relationships with customers, and cause harm to our reputation, any of which could have a material adverse impact on our business, financial condition and operating results. We maintain property and business interruption insurance coverage. As of the date of this report, we are still in the process of assessing the valuation of loss with our insurer to determine the recovery of certain fire related costs and damages in connection with the Rocky Mount fire. For the year ended December 31, 2021, we received an advance of $100 million from our insurance provider related to initial fire related costs. In 2022, we received an additional $280 million from our insurance provider.

We rely on independent shipping companies to deliver the products we sell

We rely on third party carriers to deliver merchandise from vendors and manufacturers to us and to ship merchandise to our customers. As a result, we are subject to carrier disruptions and delays due to factors that are beyond our control, including employee strikes, labor shortages, inclement weather and regulation and enforcement actions by customs agencies. For example, as a result of COVID-19 many consumers significantly increased their use of ecommerce which resulted in a significant increase in the volume of packages handled by third-party carriers, including those we rely on, which resulted in delayed merchandise deliveries and caused our customers to experience delays in their order delivery. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers. Enforcement actions by customs agencies can also cause the costs of imported goods to increase, negatively affecting our profits.

We are also impacted by increases in shipping rates charged by third party carriers, which over the past few years, have increased significantly in comparison to historical levels. We currently expect that shipping and postal rates will continue to increase. In the case of deliveries to customers, in each market where we operate, we have negotiated agreements with one or more independent, third party shipping companies, which in certain circumstances provide for favorable shipping rates. If any of these relationships were to terminate or if a shipping company was unable to fulfill its obligations under its contract for any reason, we would have to work with other shipping companies to deliver merchandise to customers, which would most likely be at less favorable rates. Other potential adverse consequences of changing carriers include

•reduced visibility of order status and package tracking;
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

We depend on relationships with vendors, manufacturers and other third parties, and any adverse changes in these relationships could result in a failure to meet customer expectations which could result in lost revenue

We purchase merchandise from a wide variety of third party vendors, manufacturers and other sources pursuant to short- and long-term contracts and purchase orders. Our ability to identify and establish relationships with these parties, as well as to access quality merchandise in a timely and efficient manner on acceptable terms and cost, can be challenging. In particular, we purchase a significant amount of merchandise from vendors and manufacturers abroad and cannot predict whether the costs for goods sourced in these markets will remain stable. We depend on the ability of vendors and manufacturers in the U.S. and abroad to produce and deliver goods that meet applicable quality standards, which is impacted by a number of factors, some of which are not within the control of these parties, such as political or financial instability, trade restrictions, tariffs, currency exchange rates and transport capacity and costs, among others.

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

Risks Related to the Seasonality of Our Business

We face significant inventory risk

We are exposed to significant inventory risks that may adversely affect our operating results as a result of seasonality, new product launches, rapid changes in product cycles and pricing, defective merchandise, changes in consumer demand, consumer spending patterns, changes in consumer tastes with respect to our products, spoilage, and other factors. For example, there is significant uncertainty over potential changes in consumer behavior and shopping patterns as a result of the COVID-19 pandemic, or any resurgence of COVID-19, or a future pandemic or epidemic. We endeavor to accurately predict these trends and avoid overstocking or understocking products we sell. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. In addition, when we begin selling a new product, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components may require significant lead-time and prepayment and they may not be returnable. We carry a broad selection and significant inventory levels of certain products, such as consumer electronics, and at times we may be unable to sell products in sufficient quantities or to meet demand during the relevant selling seasons. Any one of the inventory risk factors set forth above may adversely affect our operating results.

The seasonality of our business places increased strain on our operations

Our net revenue in recent years indicates that our business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, we have earned, on average, between 21% and 24% of our global revenue in each of the first three quarters of the year and between 30% and 32% of our global revenue in the fourth quarter of the year. If we or our vendors are not able to provide popular products in sufficient amounts (for example, due to the loss of inventory, illness or absenteeism of our or our vendors’ workforces, impaired financial conditions, public health crises (such as pandemics and epidemics), or other reasons) such that we fail to meet customer demand, it could significantly affect our revenue and our future growth. The supply of products may not return to pre-COVID-19 levels, or may become available at different times, and our efforts to ensure popular products are in stock may not be successful. If too many customers access our websites within a short period of time due to increased holiday demand, we may experience system interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we offer or sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment network and customer service centers during these peak periods and delivery and other third party shipping (or carrier) companies may be unable to meet the seasonal demand. Risks described elsewhere in this Part I, Item 1A relating to fulfillment network optimization and inventory are magnified during periods of high demand.

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

Risks Related to Our Indebtedness

We have a substantial amount of indebtedness, which could adversely affect our financial position and prevent us from fulfilling our debt obligations
We have a substantial amount of indebtedness. As of December 31, 2022, we had total debt, other than our finance lease obligations, of $4,969 million, consisting of $3,912 million of secured indebtedness under our existing notes and $1,057 million of secured indebtedness under our senior secured credit facility, in each case, secured by a first priority perfected lien on all shares of our capital stock. There was $2.15 billion of unused capacity under our senior secured credit facility. In addition, we had $4 million of finance lease obligations and $412 million of operating lease liabilities. We may incur significant additional indebtedness in the future. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

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
•increase QVC’s vulnerability to general adverse economic and industry conditions;
•require a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness;
•limit our ability to use cash flow or obtain additional financing for future working capital, capital expenditures or other general corporate purposes, which reduces the funds available to us for operations and any future business opportunities;
•limit flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;
•competitively disadvantage our business compared with competitors that have less debt;
•limit our ability to borrow additional funds or to borrow funds at rates or on other terms that we find acceptable;
•increase our vulnerability to general economic and industry conditions; and
•expose us to the risk of increased interest rates because certain of our borrowings, including borrowings under our credit facility, are at variable interest rates.

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

We may need to refinance our indebtedness

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

In addition, our senior secured credit facility requires us to maintain a specified leverage ratio. The leverage ratio is defined in Part II. Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Position, Liquidity and Capital Resources - Senior Secured Credit Facility.” Our ability to meet this leverage ratio can be affected by events beyond our control, and we may be unable to meet those tests. A breach of any of these covenants could result in a default under our senior secured credit facility, which in turn could result in a default under the indentures governing the notes. Upon the occurrence of an event of default under our senior secured credit facility, the lenders could elect to declare all amounts outstanding under our senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. Our senior secured credit facility and our notes are, and certain future indebtedness may be, secured by a first priority perfected lien in all shares of our capital stock. If the lenders and counterparties under our senior secured credit facility, our notes and certain future indebtedness accelerate the repayment of obligations, we may not have sufficient assets to repay such obligations. Our borrowings under our senior secured credit facility are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. As interest rates increase, our debt service obligations on the variable rate indebtedness will also increase even though the amount borrowed remains the same, and our net income decreases. In addition, we may hedge against interest rate fluctuations by using hedging instruments such as swaps, caps, options, forwards, futures or other similar products. These instruments may be used to selectively manage risks, but there can be no assurance that we will be fully protected against material interest rate fluctuations.

We may be adversely affected by the discontinuance of the London Inter-Bank Offered Rate and the transition to alternative reference rates

Our borrowings under our senior secured credit facility carry a variable interest rate based on London Inter-bank Offered Rate (“LIBOR”) as a benchmark for establishing the rate of interest. LIBOR is the subject of national, international and other regulatory guidance and proposals for reform. In 2017, the U.K.’s Financial Conduct Authority (the "FCA"), which regulates

LIBOR, announced that it intends to phase out LIBOR. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, an index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. Additionally, our senior secured credit facility provides for a transition to a SOFR based rate or to other alternative reference rates depending on acceptance in the market of these rates. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted but could include an increase in the cost of our borrowings under our senior secured credit facility.

We may be limited in our ability to pay dividends or make other restricted payments to Qurate Retail

Our bond indentures limit our ability to pay dividends or make other restricted payments if we are in default on our senior secured notes and our consolidated leverage ratio is greater than 3.5 to 1.0. In addition, under our senior secured credit facility we are restricted in our ability to pay dividends or make other restricted payments if we are in default on the senior secured credit facility and our consolidated net leverage ratio is greater than 4.0 to 1.0. While our bond indentures and our senior secured credit facility credit agreement both allow for unlimited dividends to service the debt of Qurate Retail so long as there is no default (i.e., no leverage test is needed), we will remain limited in our ability to distribute cash to Qurate for any other purpose. As of December 31, 2022, our leverage ratio (as calculated under our senior secured notes) was greater than 3.5 to 1.0 and as a result, there are restrictions on our ability to pay certain dividends or make other restricted payments to Qurate Retail. Consequently, until our leverage ratio under our senior secured notes is not greater than 3.5 to 1.0, Qurate Retail will not be able to rely on our cash flow for any purposes other than the service of its debt, or to pay certain tax obligations related to us and our subsidiaries (which payments may be made by us under an intercompany tax sharing agreement). While we have made significant distributions to Qurate Retail in the past, we will be unable to do so in the near term and Qurate Retail may need to obtain other funding sources for any purposes other than to service its debt. There can be no assurance that Qurate Retail will be able to obtain such alternative funding sources on satisfactory terms or at all. See Item 1. “Business – Qurate Retail relationship and related party transactions.”

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease our corporate headquarters and operations center in West Chester, Pennsylvania, which includes executive offices, video broadcast studios, showrooms, broadcast facilities and administrative offices for QVC. Our corporate headquarters and the remainder of our material properties are summarized as follows:

Properties
Location	Type	Own or Lease	Operating Segment
West Chester, Pennsylvania	Corporate Headquarters	Lease	QxH
Bochum, Germany	Contact Center	Own	QVC-International
Kassel, Germany	Contact Center	Own	QVC-International
Chiba-Shi, Japan	Contact Center	Own	QVC-International
Bethlehem, Pennsylvania	Distribution Center	Lease	QxH
Suffolk, Virginia	Distribution Center	Lease	QxH
Florence, South Carolina	Distribution Center	Lease	QxH
Ontario, California	Distribution Center	Lease	QxH
Piney Flats, Tennessee	Distribution Center	Lease	QxH
Chiba, Japan	Distribution Center	Own	QVC-International
Hückelhoven, Germany	Distribution Center	Own	QVC-International
St. Petersburg, Florida	Multi-functional	Own	QxH
Knowsley, U.K.	Multi-functional	Own	QVC-International
Chiba, Japan	Multi-functional	Own	QVC-International
Brugherio, Italy	Multi-functional	Own	QVC-International
Düsseldorf, Germany	Multi-functional	Own	QVC-International
London, U.K.	Multi-functional	Lease	QVC-International
We supplement the facilities listed above by leasing various facilities worldwide. We believe that the duration of each lease is adequate and we do not anticipate any future problems renewing or obtaining suitable leases for our principal properties. On December 18, 2021, QxH experienced a fire at its Rocky Mount distribution center in North Carolina and as a result closed the facility. The Company leveraged its existing fulfillment centers and supplemented these facilities with short-term leased space as needed during 2022. We are currently evaluating long-term alternatives to alleviate the strain on our network caused by the loss of the Rocky Mount distribution center.
In November 2022, QVC entered into agreements to sell its Hückelhoven, Germany and Knowsley, U.K. properties. These properties are owned as of December 31, 2022 but included in assets held for sale noncurrent in the accompanying consolidated balance sheet. Refer to note 20 in the accompanying notes to our consolidated financial statements for further details.
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
A discussion of our results of operations for the year ended December 31, 2020 is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations-QVC Consolidated” section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) at http://www.sec.gov.

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
In the United States ("U.S."), QVC's televised shopping programs, including live and recorded content, are distributed across multiple channels nationally on a full-time basis, including QVC, QVC2, QVC3, HSN, and HSN2. The Company's U.S. programming is also available on QVC.com and HSN.com, which we refer to as our "U.S. websites"; virtual multichannel video programming distributors (including Hulu + Live TV, DirecTV Stream and YouTube TV); applications via streaming video; Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex and Samsung TV Plus; mobile applications; social media pages and over-the-air broadcasters.
QVC's digital platforms enable consumers to purchase goods offered on our televised programming, along with a wide assortment of products that are available only on our U.S. websites and our other digital platforms (including our mobile applications, social media pages and others) are natural extensions of our business model, allowing customers to engage in our shopping experience wherever they are, with live or on-demand content customized to the device they are using. In addition to offering video content, our U.S. websites allow shoppers to browse, research, compare and perform targeted searches for products, read customer reviews, control the order-entry process and conveniently access their account.
Internationally, QVC's televised shopping programs, including live and recorded content, are distributed to households outside of the U.S., primarily in Germany, Austria, Japan, the United Kingdom ("U.K."), the Republic of Ireland, and Italy. In some of the countries where QVC operates, QVC's televised shopping programs are distributed across multiple QVC channels: QVC Style and QVC2 in Germany and QVC Beauty, QVC Extra and QVC Style in the U.K. Similar to the U.S., our international businesses also engage customers via websites, mobile applications and social media pages. QVC's international business employs product sourcing teams who select products tailored to the interests of each local market.
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. QVC-Japan paid dividends to Mitsui of $68 million, $60 million, and $62 million in the years ended December 31, 2022, 2021 and 2020, respectively.

The Company is an indirect wholly-owned subsidiary of Qurate Retail, Inc. ("Qurate Retail") (formerly Liberty Interactive Corporation) (Nasdaq: QRTEA, QRTEB and QRTEP), which owns interests in a broad range of digital commerce businesses, including Qurate Retail's other wholly-owned subsidiaries Zulily, LLC ("Zulily") and Cornerstone Brands, Inc. ("CBI"), as well as other minority investments. QVC is part of Qurate Retail Group ("QRG"), formerly QVC Group, a portfolio of brands including QVC, Zulily and CBI.
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
Strategies and challenges of business units
The goal of QVC is to extend its leadership in video commerce, e-commerce, streaming commerce and social commerce by continuing to create the world’s most engaging shopping experiences, combining the best of retail, media, and social, highly differentiated from traditional brick-and-mortar stores or transactional e-commerce. QVC provides customers with curated collections of unique products, made personal and relevant by the power of storytelling. We curate experiences, conversations and communities for millions of highly discerning shoppers, and we also reach large audiences, across our many platforms, for our thousands of brand partners.
On June 27, 2022, Qurate Retail announced a five-point turnaround plan designed to stabilize and differentiate its core HSN and QVC- U.S. brands and expand the company's leadership in video streaming commerce (“Project Athens”). Project Athens main initiatives include: (i) improve customer experience and grow relationships; (ii) rigorously execute core processes; (iii) lower cost to serve; (iv) optimize the brand portfolio; and (v) build new high growth businesses anchored in strength. In support of Project Athens QVC’s strategies are as follows.
QVC is focused on rebuilding stronger connections with their customers. In order to improve customer experience and grow relationships, QVC is working to optimize programming using advanced analytics to align product offerings, promotions and airtime with customer preferences. In addition, we expect to invest in infrastructure which will endeavor to improve the customer's order to delivery experience by increasing personalization, reducing shipping time and improving shipment tracking visibility. We expect to develop a customer loyalty program which will provide customers with a more personalized experience.
QVC is enhancing its core processes to deliver the human story telling experience behind a product while also sharing a clear and compelling value proposition. In order to rigorously execute core processes, QVC will optimize pricing and assortment by investing in Information Technology systems that will support real-time pricing and promotion adjustments at an item level. We will also focus on growing our private label brands to drive revenue and margin at productive scale.
QVC is right sizing its cost base to improve profitability and cash generation. In order to lower cost to serve, QVC will enhance review of spending to identify cost savings opportunities, including opportunities for workforce reduction. Additionally, we will improve product margin through market vendor efficiency and lower fulfillment costs through freight optimization and higher productivity.
Finally, QVC is focused on expanding in the video streaming shopping market. In order to build new high growth businesses anchored in strength, QVC expects to expand streaming viewership by improving the current streaming experience with enhanced video and navigation and seamless transactions. Additionally, we are shaping the future streaming experience with exclusive content, program and deal concepts. We are also building a next generation shopping app featuring vendors with self-made content.
During 2022 QVC commenced the first phase of Project Athens, including actions to reduce inventory and a planned workforce reduction. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan, and QVC expects to incur additional expenses related to Project Athens initiatives in future periods. QVC recorded restructuring charges of $24 million in Restructuring and fire related costs, net of (recoveries) in the consolidated statement of operations during the year ended December 31, 2022, related to workforce reduction.

QVC’s future net revenue will depend on its ability to grow through digital platforms, attract new customers and retain existing customers. QVC's future net revenue may also be affected by (i) the willingness of cable television and direct-to-home satellite system operators to continue carrying QVC's programming service; (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult due to governmental action or from distributors converting analog customers to digital; (iii) changes in television viewing habits because of video-on-demand technologies and Internet video services; (iv) QVC's ability to source new and compelling products; and (v) general economic conditions.

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

The COVID-19 pandemic resulted in significant disruption to the global economy, has negatively impacted us and our operations, and is expected to continue to impact us and our operations in 2023. During the outbreak of COVID-19, the stay at home restrictions imposed in response to COVID-19 led many traditional brick-and-mortar retailers to temporarily close their stores but allowed distance retailers, such as QVC, to continue operating. As a result, QVC initially experienced an increase in new customers and an increase in demand for certain categories, such as home and electronics. However, as the stay-at-home restrictions were moderated, traditional brick-and-mortar retailers were allowed to reopen their stores and consumers were able to resume prepandemic shopping habits. Beginning in the second quarter of 2021, and continuing through the fourth quarter of 2022, we observed a decline in customers and a decline in demand for our products.

Beginning in the second quarter of 2021, the Company saw increased product shortages as a result of high market demand in some product categories such as home and electronics. We also experienced escalating shipping disruptions due to challenges in the global supply chain and labor market. These factors caused extended lead time on inventory orders. As a result, the delayed receipt of inventory ordered in prior periods impacted our ability to have the right products at the right time. These factors also impacted our ability to offer certain goods and ship orders timely to our customers. Although these product shortages and supply chain disruptions have moderated, in the event of ongoing or heightened resurgences of COVID-19, including new variants in the future, or the occurrence of another pandemic or epidemic, we cannot be certain that we will be able to identify alternative sources for our products without delay or without greater cost to us.

In addition, there are several adverse indirect impacts of COVID-19 that have caused and could continue to cause a material negative impact to the Company’s financial results, including its capital and liquidity. These include reduced demand for products we sell; decreases in the disposable income of existing and potential new customers; the impacts of inflation or recession; increased currency volatility resulting in adverse currency rate fluctuations; higher interest rates; higher unemployment; labor shortages; and an adverse impact to our supply chain and shipping disruptions for both the products we import and purchase domestically and the products we sell, including essential products experiencing higher demand, due to factory closures, labor shortages and other resource constraints.

The Company has seen increasing inflationary pressures during the period. including higher wages, freight, and merchandise costs. If these pressures persist, inflated costs may result in certain increased costs continuing to outpace our pricing power in the near term.

On December 18, 2021, QVC experienced a fire at its Rocky Mount, Inc. distribution center in North Carolina. Rocky Mount was the Company’s second-largest fulfillment center, processing approximately 25% to 30% of volume for QVC-U.S., and also served as QVC-U.S.’s primary returns center for hard goods. The building was significantly damaged as a result of the fire and related smoke and will not reopen. QVC decided not to rebuild the facility and entered into an agreement to sell the property which closed in February 2023. The Company took steps to mitigate disruption to operations including diverting inbound orders, leveraging its existing fulfillment centers and supplementing these facilities with short-term leased space as needed. We are currently evaluating long-term alternatives to alleviate the strain on our network caused by the loss of the Rocky Mount distribution center.

Based on the provisions of QVC’s insurance policies and discussions with insurance carriers, the Company determined that recovery of certain fire related costs was probable, and recorded an insurance receivable. For the year ended December 31, 2021, the Company recorded $250 million of fire related costs and estimated insurance recoveries of $229 million for which recovery was deemed probable. As of December 31, 2021, the Company received $100 million of insurance proceeds and had an insurance receivable of $129 million which was recorded in accounts receivable in the consolidated balance sheet. For the year ended December 31, 2022, the Company recorded $157 million of fire related costs, including $95 million for the write-down of inventory that will not be reimbursed by QVC’s insurance policies. The fire related costs also include $59 million for which recovery was deemed probable and $3 million of costs that will not be reimbursed by QVC’s insurance policies. For the year ended December 31, 2022, the Company received $280 million of insurance proceeds for inventory, fixed asset losses and other fire related costs and recorded a gain of $132 million in restructuring and fire related costs, net of (recoveries) in the consolidated statement of operations, representing the proceeds received in excess of cumulative losses recognized. The Company recorded an insurance receivable, net of advance proceeds received, for other fire related costs for which recovery was deemed probable of $40 million in accounts receivable in the consolidated balance sheet as of December 31, 2022.

During the year ended December 31, 2022, inventory write-downs related to Rocky Mount inventory of $95 million were included in Cost of goods sold. Due to the circumstances surrounding the write-downs of the inventory, these write-downs have been excluded from Adjusted OIBDA (as defined in note 16).

We submitted our business interruption claim with the insurance company and are still in the process of assessing the valuation of loss with our insurer; there can be no guarantee that all business interruption losses will be recovered. We expect to continue to record additional costs and recoveries until the insurance claim is fully settled. While the Company took steps to minimize the overall impact to the business, we experienced increased warehouse and logistics costs during the year ended December 31, 2022 and anticipate these increased warehouse and logistics costs to continue during 2023.

In June 2022, QVC modified the finance lease for its distribution center in Ontario, California which reduced the term of the lease and removed QVC’s ability to take ownership of the distribution center at the end of the lease term. QVC will make annual payments over the modified lease term. Since the lease was modified and removed QVC’s ability to take ownership at the end of the lease term, the Company accounted for the modification similar to a sale and leaseback transaction and, as a result, QVC received net cash proceeds of $250 million and recognized a $240 million gain on the sale of the distribution center during the second quarter of 2022, calculated as the difference between the aggregate consideration received (including cash and forgiveness of the remaining financing obligation of $84 million) and the carrying value of the distribution center. The gain is included in gains on sale leaseback transactions in the consolidated statement of operations. The Company accounted for the modified lease as an operating lease and recorded a $37 million right-of-use asset and a $31 million operating lease liability, with the difference attributable to prepaid rent.

In July 2022, QVC sold five owned and operated properties located in the U.S. to an independent third party and received net cash proceeds of $443 million. Concurrent with the sale, the Company entered into agreements to lease each of the properties back from the purchaser over an initial term of 20 years with the option to extend the terms of the property leases for up to four consecutive terms of five years. QVC recognized a $277 million gain related to the successful sale leaseback during the third quarter of 2022 calculated as the difference between the aggregate consideration received and the carrying value of the properties. The Company accounted for the leases as operating leases and recorded a $207 million right-of-use asset and a $205 million operating lease liability, with the difference attributable to initial direct costs.

In November 2022, QVC-International entered into agreements to sell two properties located in Germany and the U.K. to an independent third party. Under the terms of the agreements, QVC received net cash proceeds of $102 million related to its German facility and $80 million related to its U.K. facility when the sale closed in January 2023. Concurrent with the sale, the Company entered into agreements to lease each of the properties back from the purchaser over an initial term of 20 years with the option to extend the terms of the property leases for up to four consecutive terms of five years. QVC expects to record a gain in the first quarter of 2023 related to the successful sale leaseback transaction.

As of December 31, 2022, assets of $71 million primarily related to the Germany and U.K. properties were classified as held for sale and included in Assets held for sale noncurrent in the consolidated balance sheet, as the proceeds from the sale were used to repay a portion of QVC's senior secured credit facility borrowings which were classified as noncurrent as of December 31, 2022. QVC classifies obligations as current when they are contractually required to be satisfied in the next twelve months.

Results of Operations- QVC Consolidated
QVC's operating results were as follows:

	Years ended December 31,
(in millions)	2022	2021	2020
Net revenue	$9,887	11,354	11,472
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation, amortization and Rocky Mount inventory losses shown below)	6,751	7,368	7,418
Operating	760	791	786
Selling, general and administrative excluding stock-based compensation	1,268	1,194	1,211
Adjusted OIBDA (defined below)	1,108	2,001	2,057
Restructuring and fire related costs, net of (recoveries) (including Rocky Mount inventory losses) (see note 19)	(10)	21	—
Gains on sale leaseback transactions	(520)	—	—
Impairment losses	2,600	—	—
Stock-based compensation	36	44	37
Depreciation	111	159	171
Amortization	290	270	282
Operating (loss) income	(1,399)	1,507	1,567
Other (expense) income:
Equity in losses of investee	—	(2)	(30)
(Losses) gains on financial instruments	(9)	8	3
Interest expense, net	(228)	(249)	(257)
Foreign currency gain (loss)	32	(9)	6
Loss on extinguishment of debt	(6)	(7)	(42)
Other income	20	11	—
	(191)	(248)	(320)
(Loss) income before income taxes	(1,590)	1,259	1,247
Income tax expense	(220)	(408)	(345)
Net (loss) income	(1,810)	851	902
Less net income attributable to the noncontrolling interest	(57)	(64)	(58)
Net (loss) income attributable to QVC, Inc. stockholder	$(1,867)	787	844
Net revenue
Net revenue for each of QVC's segments was as follows:

	Years ended December 31,
(in millions)	2022	2021	2020
QxH	$7,359	8,277	8,505
QVC-International	2,528	3,077	2,967
Consolidated QVC	$9,887	11,354	11,472

QVC's consolidated net revenue decreased 12.9% and 1.0% for the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior years. The $1,467 million decrease in 2022 net revenue was primarily due to an 8.5% decrease in units shipped driven by QxH, $373 million in unfavorable foreign exchange rates, a $124 million decrease in shipping and handling revenue driven by QxH, and a decline of 0.8% in average selling price per unit ("ASP") primarily at QxH, partially offset by an increase in ASP at QVC-International. These declines were partially offset by a $161 million decrease in estimated product returns, primarily driven by QxH.
For 2021, the $118 million decrease in net revenue was primarily due to a 1.3% decrease in units shipped driven by QxH, a decline of 0.8% in ASP, primarily driven by QxH, and a decrease of $18 million in shipping and handling revenue across both segments. These declines were partially offset by an $84 million decrease in estimated product returns, primarily driven by QxH, and $57 million in favorable foreign exchange rates.
During the years ended December 31, 2022 and 2021, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

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

The percentage change in net revenue for QVC's segments in U.S. Dollars and in constant currency was as follows:

	Year ended December 31, 2022			Year ended December 31, 2021
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	(11.1)%	—%	(11.1)%	(2.7)%	—%	(2.7)%
QVC-International	(17.8)%	(12.1)%	(5.7)%	3.7%	1.9%	1.8%
In 2022, the QxH net revenue decrease was primarily due to a 9.3% decrease in units shipped, a 1.8% decline in ASP and a $104 million decrease in shipping and handling revenue, partially offset by a $149 million decrease in estimated product returns. For the year ended December 31, 2022, QxH experienced shipped sales declines across all categories. The decrease in estimated product returns was primarily driven by a decrease in sales volume. The decline in ASP was primarily due to discounting as a result of inventory reduction actions. QVC-International net revenue decline in constant currency was primarily due to a 6.4% decrease in units shipped across all markets except Japan and a $20 million decrease in shipping and handling revenue. These declines were partially offset by a 1.7% increase in ASP driven by the U.K. and Japan and a $12 million decrease in estimated product returns across all markets except the U.K. QVC-International experienced shipped sales decline in constant currency in all categories except apparel.

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

Cost of goods sold (excluding depreciation, amortization and fire related costs, net)
QVC's cost of goods sold as a percentage of net revenue was 68.3%, 64.9%, and 64.7% for years ended December 31, 2022, 2021 and 2020, respectively. The increase in cost of goods sold as a percentage of revenue in 2022 is primarily due to higher fulfillment costs across both segments driven by increased freight and warehousing costs. Higher fulfillment costs at QxH were also impacted by strains on our fulfillment network due to the loss of the Rocky Mount fulfillment center and rent related to warehouses sold and leased back during the period, partially offset by efficiencies from fulfillment centers closed in the prior year. QVC also experienced product margin pressure across both segments. Margin pressure was driven by discounting as a result of inventory reduction actions. For 2021, the increase in cost of goods sold as a percentage of revenue is primarily due to increased warehouse expenses driven by higher wages due to labor shortages and increased freight costs at QxH. These increases were partially offset by decreased obsolescence as a result of less aged inventory at QxH and product margin favorability. Product margin favorability was primarily driven by QVC-International, partially offset by margin pressure at QxH.

Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses decreased $31 million or 4% and increased $5 million or 1% for the years ended December 31, 2022 and 2021, respectively as compared to the corresponding prior year. Operating expenses were 7.7%, 7.0% and 6.9% of net revenue for the years ended December 31, 2022, 2021 and 2020, respectively.

The decrease in 2022 was primarily due to a $31 million decrease as a result of favorable exchange rates. The increase in 2021 was primarily due to a $9 million increase in customer service expenses, driven by QxH, due to higher labor costs. This increase was partially offset by a decrease in commissions and credit card fees primarily due to lower sales volume at QxH.

Selling, general and administrative expenses (excluding transaction related costs and stock-based compensation)
QVC's selling, general and administrative expenses (excluding transaction related costs as defined below and stock-based compensation) include personnel, information technology ("IT"), provision for credit losses, production costs, marketing and advertising expenses. Such expenses increased $74 million to 12.8% of net revenue for the year ended December 31, 2022 as compared to the prior year and decreased $17 million to 10.5% of net revenue for the year ended December 31, 2021 as compared to the prior year.

The increase in 2022 was primarily due to a $27 million increase in personnel costs primarily at QxH, a $26 million increase in estimated credit losses primarily at QxH, a $22 million increase in consulting expenses primarily at QxH, a $15 million increase in marketing costs across both segments and, to a lesser extent, increases in rent, IT expenses, non-income related taxes and travel expenses. These increases were partially offset by a $51 million decrease due to favorable exchange rates. The increase to estimated credit losses was due to lower expected collections in the current year compared to favorable adjustments recognized in the prior year based on actual collections experience partially offset by lower sales volume.

The decrease in 2021 was primarily due to a $74 million decrease in personnel costs across both segments and a $39 million decrease in estimated credit losses primarily at QxH. These decreases were partially offset by an $80 million increase in marketing costs primarily at QxH, a $9 million increase due to unfavorable exchange rates, and an increase in IT expenses. The decrease related to personnel costs was primarily driven by a decrease to our incentive pay across both segments. The decrease to estimated credit losses was due to lower loss rates in the current year, a favorable shift in product category mix and favorable adjustments of prior periods based on actual collections. The increase in marketing costs in 2021 was driven by greater investment in advertising in addition to the increasing cost of digital marketing.

Restructuring and fire related costs, net of (recoveries) (including Rocky Mount inventory losses)
QVC recorded a gain of $10 million and a loss of $21 million for the years ended December 31, 2022 and 2021, respectively, in restructuring and fire related costs, net of recoveries. For the year ended December 31, 2022, the gain primarily related to insurance proceeds received for inventory and fixed asset losses partially offset by write-downs on Rocky Mount inventory and restructuring costs primarily related to workforce reduction. For the year ended December 31, 2021, the loss included expenses directly related to the Rocky Mount fulfillment center fire net of expected and received insurance recoveries. Expenses indirectly related to the Rocky Mount fulfillment center fire, including operational inefficiencies, are primarily included in Cost of goods sold. These indirect expenses have been submitted as part of our business interruption insurance claim; however, there can be no guarantee they will be recovered.

Gains on sale leaseback transactions
QVC recorded $520 million of gains on sale leaseback transactions for the year ended December 31, 2022. The gains related to the sale leaseback of six owned and operated U.S. properties. There were no gains on sale leaseback transactions recorded for each of the years ended December 31, 2021 and 2020.
Impairment losses
QVC recorded impairment losses of $2,600 million for the year ended December 31, 2022, including $180 million related to a decrease in the fair value of the HSN indefinite-lived tradename and $2,420 million related to a decrease in the fair value of the QxH reporting unit goodwill (refer to note 6 to the accompanying consolidated financial statements). There were no impairment losses recorded by QVC for the years ended December 31, 2021 and 2020.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC recorded $36 million, $44 million and $37 million of stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020, respectively. The decrease in 2022 was primarily due to the retirement of our former Chief Executive Officer. The increase in 2021 was primarily due to fewer cancellations of restricted stock awards and the issuance of awards to certain officers.

Depreciation and amortization
Depreciation and amortization consisted of the following:

	Years ended December 31,
(in millions)	2022	2021	2020
Affiliate agreements	$—	—	2
Customer relationships	47	47	49
Other technology	15	15	15
Acquisition related amortization	62	62	66
Property and equipment	111	159	171
Software amortization	112	101	85
Channel placement amortization and related expenses	116	107	131
Total depreciation and amortization	$401	429	453
For the year ended December 31, 2022, property and equipment depreciation decreased primarily due to assets disposed of related to the Rocky Mount fulfillment center fire and the six owned and operated U.S. properties sold and leased back. The increase in software amortization for the year ended December 31, 2021 is due to software additions including QVC's Enterprise Resource Planning (“ERP”) system that was placed into service in the second quarter of 2021. The increase in channel placement amortization and related expenses for the year ended December 31, 2022 was due to adjustments recognized in the prior year related to lower subscriber counts. For the year ended December 31, 2021, property and equipment depreciation decreased primarily due to the sale of QVC's Lancaster and San Antonio facilities during 2021. The increase in software amortization for the year ended December 31, 2021 was due to software additions including QVC's ERP system. The decrease in channel placement amortization and related expenses for the year ended December 31, 2021 was due to lower subscriber counts.
Equity in losses of investee
Prior to September 2021, the Company had a joint venture with CNR Media Group, a limited liability company owned by China National Radio (''CNR''). The Company owned a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. (''CNRS'') that was accounted for as an equity method investment. In September 2021, QVC sold its interest in CNRS which resulted in an immaterial loss for the year ended December 31, 2021 recorded in equity in losses of investee in the accompanying consolidated statements of operations. For the year ended December 31, 2020, as a result of an impairment review, the Company reduced its investment in CNRS by $29 million which was recorded as equity in losses of investee in the consolidated statement of operations.

(Losses) gains on financial instruments
(Losses) gains on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
(in millions)	2022	2021	2020
Exchangeable senior debentures	$—	(144)	—
Financial instruments	(10)	150	—
Interest rate swap	1	2	3
(Losses) gains on financial instruments	$(9)	8	3
For the year ended December 31, 2022 there was $9 million in losses on financial instruments primarily related to the change in fair value of the foreign currency forward contracts (see note 15 of the accompanying consolidated financial statements). For the year ended December 31, 2021 there was $8 million in gains on financial instruments primarily due to gains on derivative instruments used to hedge upward price fluctuations of the MSI Exchangeables partially offset by losses on the MSI Exchangeables. All MSI Exchangeables not surrendered for exchange were redeemed on December 13, 2021 and the related hedges were unwound in the fourth quarter of 2021 (see "Exchangeable Senior Debentures" below). For the years ended December 31, 2020 there was $3 million in gains on financial instruments, which were primarily related to the change in the fair value of the interest rate swaps (see "Interest Rate Swap Arrangements" below).
Interest expense, net
For the years ended December 31, 2022 and 2021, consolidated net interest expense decreased $21 million and $8 million, respectively, as compared to the corresponding prior years. The decrease in interest expense in 2022 is primarily due to lower outstanding debt throughout 2022, including finance lease obligations. The decrease in net interest expense in 2021 is primarily related to related party interest income on the LIC note.
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
Loss on extinguishment of debt
For the year ended December 31, 2022, QVC recorded a loss on extinguishment of debt of $6 million related to the repayment of $536 million of the outstanding 4.375% Senior Secured Notes due 2023. QVC recorded a $7 million loss on extinguishment of debt during the year ended December 31, 2021 primarily due to the exchange and redemption of the MSI Exchangeables. QVC recorded a $42 million loss on extinguishment of debt during the year ended December 31, 2020 due to the redemption of the 5.125% Senior Secured Notes due 2022.
Income taxes
Our effective tax rate was (13.8)%, 32.4% and 27.7% for the years ended December 31, 2022, 2021 and 2020, respectively. The 2022 rate differs from the U.S. federal income tax rate of 21% primarily due to the goodwill impairment loss of $2,420 million that is not deductible for tax purposes. Excluding goodwill impairment loss, our effective tax rate would be 26.5%, 32.4% and 27.7% for the years ended December 31, 2022, 2021 and 2020, respectively. The effective tax rate for 2021 differed from 2022 and 2020 due to the impact of the U.S. global intangible low-taxed income rules (which the Company treats as a period cost), relating to the redemption and exchange of the outstanding MSI Exchangeables during 2021.

Adjusted Operating Income before Depreciation and Amortization ("Adjusted OIBDA")
To provide investors with additional information regarding our financial statements, we disclose Adjusted OIBDA, which is a non-GAAP measure. QVC defines Adjusted OIBDA as operating income plus depreciation and amortization, impairment losses, stock-based compensation and excluding restructuring and fire related costs, net of recoveries (including Rocky Mount inventory losses) and gains on sale leaseback transactions. QVC's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate the businesses and make decisions about allocating resources among the businesses. QVC believes that this is an important indicator of the operational strength and performance of the segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows QVC to view operating results, perform analytical comparisons and perform benchmarking among its businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S generally accepted accounting principles (" U.S. GAAP").
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

	Years ended December 31,
(in millions)	2022	2021	2020
Operating (loss) income	$(1,399)	1,507	1,567
Depreciation and amortization	401	429	453
Stock-based compensation	36	44	37
Restructuring and fire related costs, net of (recoveries) (including Rocky Mount inventory losses)	(10)	21	—
Impairment losses	2,600	—	—
Gains on sale leaseback transactions	(520)	—	—
Adjusted OIBDA	$1,108	2,001	2,057
QVC Adjusted OIBDA decreased by $893 million and $56 million for the years ended December 31, 2022 and 2021, respectively, as compared to the corresponding prior year.
The decrease for the year ended December 31, 2022 is due to a $689 million decrease at QxH and a $204 million decrease at QVC-International. The decrease for the year ended December 31, 2021 is due to a $108 million decrease at QxH partially offset by a $52 million increase at QVC-International.
Seasonality
QVC's business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, QVC has earned, on average, between 21% and 24% of its revenue in each of the first three quarters of the year and between 30% and 32% of its revenue in the fourth quarter of the year.

Financial Position, Liquidity and Capital Resources
Exchangeable Senior Debentures
3.5% Exchangeable Senior Debentures
As part of the common control transaction with Qurate Retail completed in December 2020, QVC Global, a subsidiary of the Company, became the primary co-obligor of the MSI Exchangeables, exchangeable for common stock of Motorola Solutions, Inc. (“MSI common stock”), and acquired all of the rights and liabilities associated with certain related hedges. The Company elected to account for its MSI Exchangeables using the fair value option. Accordingly, changes in the fair value of these instruments were recognized as losses on financial instruments in the statements of operations and in other comprehensive income as it related to instrument specific credit risk on the consolidated statements of comprehensive income.
Prior to 2021, the Company entered into certain derivative transactions in order to hedge against upward price fluctuations on certain shares. Such derivative instruments have been recognized in the other current assets line item in the consolidated balance sheet, and were marked to fair value each reporting period. The changes in fair value were recognized in (losses) gains on financial instruments in the statement of operations. On October 27, 2021, a notice was issued to all holders to redeem any and all outstanding MSI Exchangeables on December 13, 2021 that were not previously properly surrendered for exchange. The Company terminated such derivative transactions in October 2021 and entered into a forward purchase transaction to acquire shares that were used to settle exchanges of the MSI Exchangeables. All MSI Exchangeables not surrendered for exchange were redeemed on December 13, 2021 and the related forward was unwound in the fourth quarter of 2021. No MSI Exchangeables remained outstanding as of December 31, 2021. As a result of the exchange and the redemption, the Company recorded a loss on extinguishment of debt in the consolidated statements of operations of $7 million for the year ended December 31, 2021.
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
The senior secured notes contains certain covenants, including certain restrictions on QVC and its restricted subsidiaries (subject to certain exceptions), with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; and restricting subsidiary distributions.
The senior secured notes permit QVC to make unlimited dividends or other restricted payments so long as QVC is not in default under the indentures governing the senior secured notes and QVC’s consolidated leverage ratio is not greater than 3.5 to 1.0 (the “senior secured notes leverage basket”). As of December 31, 2022, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

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
QVC had $2.15 billion available under the terms of the senior secured credit facility at December 31, 2022, on which Zulily and CBI may also borrow. The interest rate on the senior secured credit facility was 5.75% at December 31, 2022.
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

Summarized financial information for the most recent annual period was as follows:

Combined Parent-QVC, Inc. and Subsidiary Guarantors
December 31, 2022
Current assets	$2,086
Intercompany payable to non-guarantor subsidiaries	(2,746)
Note receivable - related party	1,740
Noncurrent assets	6,316
Current liabilities	1,495
Noncurrent liabilities	5,612

Combined Parent-QVC, Inc. and Subsidiary Guarantors
Year ended December 31, 2022
Net revenue	$8,043
Net revenue less cost of goods sold	3,030
Loss before taxes	(2,018)
Net loss	(1,810)
Net loss attributable to QVC, Inc. Stockholder	(1,867)

Other Debt Related Information
QVC was in compliance with all of its debt covenants as of December 31, 2022.
The weighted average interest rate applicable to all of the outstanding debt (excluding finance leases) prior to amortization of bond discounts and related debt issuance costs was 5.2% as of December 31, 2022.
As of December 31, 2022 and 2021, outstanding trade letters of credit totaled $5 million and $18 million, respectively.
There are no restrictions under the debt agreements on QVC’s ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or the Fifth Amended and Restated Credit Agreement and (i) with respect to QVC’s senior secured notes, QVC’s consolidated leverage ratio would be no greater than 3.5 to 1.0 (“senior secured notes leverage basket”) and (ii) with respect to the Fifth Amended and Restated Credit Agreement, the consolidated net leverage basket for QVC, QVC Global, Zulily and CBI, would be no greater than 4.0 to 1.0. As of December 31, 2022, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends under the senior secured notes to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

As a result, Qurate Retail will, in many instances, be permitted to rely on QVC’s cash flow for servicing Qurate Retail’s debt. These events may increase accumulated deficit or require QVC to borrow under the Fifth Amended and Restated Credit Agreement, increasing QVC’s leverage and decreasing liquidity. QVC has made significant distributions to Qurate Retail in the past. See “Item 1. Business - Qurate Retail Relationship and Related Party Transactions.”

QVC’s debt credit ratings were downgraded during the year ended December 31, 2022 as follows: (i) Fitch Ratings downgraded QVC’s long-term issuer default ratings from “BB” to “BB-”; (ii) S&P Global downgraded QVC’s issue-level rating from “BB+” to “BB”; and (iii) Moody’s downgraded QVC’s debt ratings from “Ba2” to “Ba3.” Subsequent to December 31, 2022, S&P Global further downgraded QVC’s issue-level rating from “BB” to “B+.

Interest Rate Swap Arrangements
In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP. Changes in the fair value of the swap arrangement are reflected in (losses) gains on financial instruments in the consolidated statements of operations. The swap arrangement expired in July 2022 and was in a net liability position of $1 million as of December 31, 2021, which was included in accrued liabilities.
General
Historically, QVC's primary sources of cash have been cash provided by operating activities and borrowings. In general, QVC uses this cash to fund its operations, make capital purchases, make dividend payments to Qurate Retail, make interest payments and minimize QVC's outstanding senior secured credit facility balance.
As of December 31, 2022, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
Additional Cash Flow Information
During the year ended December 31, 2022, QVC's primary uses of cash were $2,030 million of principal payments on debt and finance lease obligations, $1,270 million of dividends to Qurate Retail, $536 million of principal repayment of senior secured notes, $261 million of capital and television distribution rights expenditures and $68 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $2,750 million of principal borrowings from the senior secured credit facility, $701 million in proceeds from sale of fixed assets, $409 million of cash provided by operating activities, and $184 million of insurance proceeds for fixed asset loss. As of December 31, 2022, QVC's cash, cash equivalents and restricted cash balance was $367 million.
As of December 31, 2022, $238 million of the $367 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 67% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
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
The change in cash provided by operating activities for the years ended December 31, 2022 and 2021 compared to the previous corresponding years was primarily due to a change in working capital items. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
As of December 31, 2021, $272 million of the $519 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Approximately 79% of this foreign cash balance was that of QVC-Japan.

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
Other
QVC’s material cash requirements for the next year, outside of normal operating expenses, include the costs to service outstanding debt, expenditures for affiliation agreements with television providers, and capital expenditures expected to be between $200 and $245 million. The Company also may make dividend payments to Qurate Retail. Refer to the off-balance sheet arrangements and aggregate contractual obligations table below for a summary of other material cash requirements. The Company expects that cash on hand and cash provided by operating activities in future periods and outstanding borrowing capacity will be sufficient to fund projected uses of cash.

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
Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of cash requirements, both accrued and off-balance sheet, under our contractual obligations at December 31, 2022 is summarized below:

	Payments due by period
(in millions)	2023	2024	2025	2026	2027	Thereafter	Total
Long-term debt (1)	$214	600	600	1,057	575	1,925	4,971
Interest payments (2)	261	242	214	189	121	2,302	3,329
Finance lease obligations (including imputed interest)	3	1	—	—	—	—	4
Operating lease obligations	74	66	56	48	49	550	843
Purchase obligations and other (3)	2,897	27	9	7	4	—	2,944
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
As a result of recent financial performance and macroeconomic conditions including inflation and higher interest rates, the Company initiated a process to evaluate its current business model and long-term business strategy during the third quarter of 2022. It was determined that an impairment existed for the QxH reporting unit related to its tradenames and goodwill and impairments of $180 million related to the HSN tradename and $2,420 million related to goodwill were recorded in impairment losses in the consolidated statements of operations.
After the triggering event and impairment losses recorded during the third quarter of 2022, the Company performed a qualitative goodwill and tradename impairment analysis during its annual impairment assessment in the fourth quarter of 2022 and no further impairment was identified. Based on the quantitative assessment performed during the third quarter of 2022 and the resulting impairment losses recorded, the estimated fair values of the HSN tradename and the QxH reporting unit did not significantly exceed their carrying values as of December 31, 2022.

The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2022 and 2021 were as follows:

(in millions)	QxH	QVC-International	Total
Balance as of December 31, 2020	$5,112	922	6,034
Exchange rate fluctuations	—	(66)	(66)
Balance as of December 31, 2021	5,112	856	5,968
Impairment	(2,420)	—	(2,420)
Exchange rate fluctuations	—	(78)	(78)
Balance as of December 31, 2022	$2,692	778	3,470
Retail related adjustments and allowances
QVC records adjustments and allowances for sales returns, inventory obsolescence and uncollectible receivables. Each of these adjustments is estimated based on historical experience. Sales returns are calculated as a percent of sales and are netted against revenue in the consolidated statement of operations. Sales returns represented 15.3% of gross product revenue for the years ended December 31, 2022 and 2021, respectively, and 15.6% for the year ended December 31, 2020. The inventory obsolescence reserve is calculated as a percent of inventory at the end of a reporting period based on, among other factors, the aging of our inventory balance, the likely method of disposition, and the estimated recoverable values based on historical experience of inventory markdowns and liquidation. The change in the reserve is included in cost of goods sold in the consolidated statements of operations. As of December 31, 2022, inventory was $1,035 million, which was net of the obsolescence reserve of $143 million. As of December 31, 2021, inventory was $1,355 million, which was net of the obsolescence reserve of $122 million. The allowance for credit losses is calculated as a percent of accounts receivable at the end of a reporting period, and it is based on historical experience, with the change in such allowance being recorded as a provision for credit losses in selling, general and administrative expenses in the consolidated statements of operations. Trade accounts receivable (including installment payment, credit card and customer receivables) were $1,319 million and $1,521 million, as of December 31, 2022 and 2021, respectively. Allowance for credit losses related to uncollectible trade accounts receivable was $87 million and $86 million as of December 31, 2022 and 2021, respectively. Each of these adjustments requires management judgment. Actual results could differ from management's estimates.
Accounting for income taxes
QVC is required to estimate the amount of tax payable or refundable for the current year and the deferred income tax liabilities and assets for the future tax consequences of events that have been reflected in the financial statements or tax returns for each taxing jurisdiction in which QVC operates. This process requires management to make judgments regarding the timing and probability of the ultimate tax impact of the various agreements and transactions into which QVC enters. Based on these judgments, QVC may record tax reserves or adjustments to valuation allowances on deferred tax assets to reflect the expected realizability of future tax benefits. Tax benefits from uncertain tax positions may be recognized when it is more likely than not that the position will be sustained. A valuation allowance is provided when it is more likely than not that some portion of a deferred tax asset will not be realized. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which QVC operates, QVC's inability to generate sufficient future taxable income or unpredicted results from the final determination of each year's liability by taxing authorities. These changes could have a significant impact on QVC’s financial position.
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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at December 31, 2022:

(in millions, except percentages)	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Fixed rate debt (1) (2)	$214	600	600	—	575	1,925	3,914	2,676
Weighted average interest rate on fixed rate debt	4.4%	4.9%	4.5%	—%	4.8%	5.6%	5.1%	N/A
Variable rate debt (1)	$—	—	—	1,057	—	—	1,057	1,057
Average interest rate on variable rate debt	—%	—%	—%	5.8%	—%	—%	5.8%	N/A
(1) Amounts exclude finance lease obligations and the issue discounts on the 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
(2) Amounts exclude impact related to interest rate swaps, which we have discussed further below.
N/A - Not applicable.
In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP. Changes in the fair value of the swap arrangement are reflected in (losses) gains on financial instruments in the consolidated statements of operations. The swap arrangement expired in July 2022 and was in a net liability position of $1 million as of December 31, 2021, which was included in accrued liabilities.
Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the years ended December 31, 2022, 2021 and 2020 would have been impacted by approximately $4 million, $6 million, and $5 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The senior secured credit facility provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of December 31, 2022, 2021 and 2020, no borrowings in foreign currencies were outstanding.
On October 31, 2022, the Company entered into foreign currency forward contracts with an aggregate notional amount of $167 million to mitigate the foreign currency risk associated with the sale and leaseback of Germany and U.K. properties. The forward did not qualify as a cash flow hedge under U.S. GAAP. Changes in the fair value of the forward are reflected in (losses) gains on financial instruments in the consolidated statements of operations. The forward expired in January 2023 and was in a net liability position of $10 million as of December 31, 2022, which was included in accrued liabilities.
Item 8. Financial Statements and Supplementary Data
The consolidated financial statements of QVC are filed under this Item 8, beginning on page II-25. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15, of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2022. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2022 because of the material weakness in its internal control over financial reporting that is described in “Management’s Report on Internal Control Over Financial Reporting.”

However, giving full consideration to the material weakness, the Company’s management believes the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting
See page II-22 for Management's Report on Internal Control Over Financial Reporting.

Changes in Internal Control Over Financial Reporting
In response to the material weakness described in “Management's Report on Internal Control Over Financial Reporting” the Company reviewed the design of its controls and implemented the remediation activities to alleviate the noted control deficiencies listed in the “Remediation Plan for Material Weakness in Internal Control over Financial Reporting” Other than these items, there has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting
In response to the material weakness described in "Management's Report on Internal Control Over Financial Reporting" the Company has developed a plan with oversight from those charged with governance to remediate the material weakness. The remediation efforts are underway and include the following:

•Enhancing the ITGC risk assessment process;
•Evaluating talent and addressing identified gaps;
•Delivering training on internal control over financial reporting;
•Improving change management and logical access control activities that contributed to the ITGC material weakness including removing all inappropriate IT system access associated with the ITGC material weakness;
•Implementing user activity monitoring for control activities contributing to the ITGC material weakness; and
•Implementing additional compensating control activities over the completeness and accuracy of data provided by the affected system.

The Company believes the foregoing efforts will remediate the material weakness described in “Management's Report on Internal Control Over Financial Reporting”. Because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of the material weakness will require on-going review and evidence of effectiveness prior to concluding that the controls are effective.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of the Company is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as such term is defined in Rules 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
The Company’s management, with participation of the Executives, evaluated the effectiveness of internal control over financial reporting as of December 31, 2022, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is not effective due to the material weakness described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified a material weakness related to information technology general controls (“ITGCs”) that impact an inventory management system in place for certain QVC and HSN fulfillment centers. These ITGCs were not designed and operating effectively to ensure (i) that access to applications and data, and the ability to make program changes, were adequately restricted to appropriate personnel, (ii) that the activities of individuals with access to modify data and make program and job changes were appropriately monitored and (iii) that changes introduced in the production environment had undergone sufficient testing and review. Our business process controls (automated and manual) and reports and information that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.

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

This Annual Report on Form 10-K does not include an audit report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s Report On Internal Control Over Financial Reporting was not subject to audit by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

Report of Independent Registered Public Accounting Firm
To the Stockholder-Director
QVC, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of QVC, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Sufficiency of audit evidence over revenue
As discussed in Note 10 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company generated $9,887 million of revenue for the year ended December 31, 2022. Substantially all of QVC’s customer orders, fulfillment and delivery services are dependent upon the use of information technology (IT) systems.
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
Fair values of the QxH reporting unit and tradenames with indefinite lives
As discussed in Notes 2 and 6 to the consolidated financial statements, the Company’s reporting units align with its operating segments and the QxH operating segment goodwill balance was $2,692 million as of December 31, 2022. Tradenames with indefinite lives were $2,698 million as of December 31, 2022. The Company performs goodwill and indefinite-lived intangible asset impairment testing on an annual basis and more frequently if events and circumstances indicated that the asset might be impaired. The fair value of the QxH reporting unit was determined using a discounted cash flow method, and a goodwill impairment of $2,420 million was recorded. The fair value of tradenames with indefinite lives was determined using the relief from royalty method, and an impairment of $180 million was recorded. Both impairment losses were recorded in the third quarter of 2022.
We identified the evaluation of the fair values of the QxH reporting unit and tradenames with indefinite lives as a critical audit matter. Subjective auditor judgment was required to evaluate the discount rates used to estimate the fair value of the QxH reporting unit and tradenames with indefinite lives. Minor changes in these assumptions could have had a significant impact on the fair values. Additionally, the evaluation of the discount rates required the involvement of professionals with specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill and indefinite-lived intangible assets impairment processes. This included a control related to discount rate assumptions. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rates used by management by comparing them to a range of independently developed discount rates using publicly available market data for comparable companies.

/s/ KPMG LLP

We have served as the Company’s auditor since 2003.
Philadelphia, Pennsylvania
March 1, 2023

QVC, Inc.
Consolidated Balance Sheets
December 31, 2022 and 2021

(in millions, except share amount)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$357	510
Restricted cash	10	9
Accounts receivable, less allowance for credit losses of $102 at December 31, 2022 and $99 at December 31, 2021 (note 3)	1,362	1,645
Inventories	1,035	1,355
Prepaid expenses and other current assets	144	180
Total current assets	2,908	3,699
Property and equipment, net of accumulated depreciation of $929 at December 31, 2022 and 1,371 at December 31, 2021 (note 4)	472	919
Operating lease right-of-use assets (note 9)	419	201
Television distribution rights, net (note 5)	72	145
Goodwill (note 6)	3,470	5,968
Other intangible assets, net (note 6)	3,184	3,407
Note receivable - related party (note 14)	1,740	1,740
Other noncurrent assets	68	62
Assets held for sale noncurrent (note 20)	71	—
Total assets	$12,404	16,141
Liabilities and equity
Current liabilities:
Current portion of debt and finance lease obligations (note 8)	$216	20
Accounts payable-trade	832	1,271
Accrued and other current liabilities (note 7)	968	1,179
Total current liabilities	2,016	2,470
Long-term portion of debt and finance lease obligations (note 8)	4,721	5,023
Deferred income taxes (note 12)	577	633
Other long-term liabilities	518	294
Total liabilities	7,832	8,420
Commitments and contingencies (note 13)
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	10,869	10,687
Accumulated deficit	(6,080)	(2,942)
Accumulated other comprehensive loss (note 17)	(312)	(146)
Total QVC, Inc. stockholder's equity	4,477	7,599
Noncontrolling interest	95	122
Total equity	4,572	7,721
Total liabilities and equity	$12,404	16,141
See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Operations
Years ended December 31, 2022, 2021 and 2020

(in millions)	2022	2021	2020
Net revenue	$9,887	11,354	11,472
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation, amortization)	6,846	7,368	7,418
Operating	760	791	786
Selling, general and administrative, including stock-based compensation	1,304	1,238	1,248
Depreciation	111	159	171
Amortization	290	270	282
Impairment losses (note 6)	2,600	—	—
Restructuring and fire related costs, net of (recoveries) (note 19)	(105)	21	—
Gains on sale leaseback transactions	(520)	—	—
	11,286	9,847	9,905
Operating (loss) income	(1,399)	1,507	1,567
Other (expense) income:
Equity in losses of investee	—	(2)	(30)
(Losses) gains on financial instruments	(9)	8	3
Interest expense, net	(228)	(249)	(257)
Foreign currency gain (loss)	32	(9)	6
Loss on extinguishment of debt	(6)	(7)	(42)
Other income	20	11	—
	(191)	(248)	(320)
(Loss) income before income taxes	(1,590)	1,259	1,247
Income tax expense	(220)	(408)	(345)
Net (loss) income	(1,810)	851	902
Less net income attributable to the noncontrolling interest	(57)	(64)	(58)
Net (loss) income attributable to QVC, Inc. stockholder	$(1,867)	787	844

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Comprehensive Income
Years ended December 31, 2022, 2021 and 2020

(in millions)	2022	2021	2020
Net (loss) income	$(1,810)	851	902
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments, net of tax	(182)	(128)	118
Recognition of previously unrealized losses on debt, net	—	3	—
Comprehensive loss attributable to debt credit risk adjustments	—	(19)	—
Other comprehensive (loss) income	(182)	(144)	118
Total comprehensive (loss) income	(1,992)	707	1,020
Comprehensive income attributable to noncontrolling interest	(41)	(49)	(65)
Comprehensive (loss) income attributable to QVC, Inc. stockholder	$(2,033)	658	955
See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Cash Flows
Years ended December 31, 2022, 2021 and 2020

(in millions)	2022	2021	2020
Operating activities:
Net (loss) income	$(1,810)	851	902
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of investee	—	2	30
Deferred income taxes	(61)	(82)	(2)
Foreign currency (gain) loss	(32)	9	(6)
Depreciation	111	159	171
Amortization	290	270	282
Change in fair value of financial instruments and non-cash interest	9	(8)	6
Impairment losses	2,600	—	—
Loss on extinguishment of debt	6	7	42
Stock-based compensation	36	44	37
Change in other long-term liabilities	15	(8)	5
Other charges, net	42	31	39
Gains on sale leaseback transactions	(520)	—	—
Gain on insurance proceeds, net of fire related costs	(132)	—	—
Insurance proceeds received for operating expenses	96	100	—
Changes in operating assets and liabilities
Decrease in accounts receivable	144	71	229
Decrease (increase) in inventories	296	(388)	115
Decrease (increase) in prepaid expenses and other current assets	32	22	(14)
(Decrease) increase in accounts payable-trade	(390)	156	184
(Decrease) increase in accrued liabilities and other	(323)	(67)	214
Net cash provided by operating activities	409	1,169	2,234
Investing activities:
Capital expenditures	(216)	(210)	(218)
Expenditures for television distribution rights	(45)	(187)	(56)
Insurance proceeds received for fixed asset loss	184	—	—
Proceeds from related party note receivable	—	85	—
Proceeds from sale of fixed assets	701	54	—
Other investing activities	20	8	—
Changes in other noncurrent assets	(6)	(5)	(5)
Net cash provided by (used in) investing activities	638	(255)	(279)
Financing activities:
Principal payments of senior secured credit facility and finance lease obligations	(2,030)	(402)	(1,236)
Principal borrowings of debt from senior secured credit facility	2,750	705	112
Principal repayment of senior secured notes	(536)	—	(500)
Payment of premium on redemption of senior secured notes	(6)	—	(41)
Proceeds from issuance of senior secured notes	—	—	1,075
Payment of debt origination fees	—	(6)	(15)
Dividends paid to Qurate Retail, Inc.	(1,270)	(963)	(1,184)
Dividends paid to noncontrolling interest	(68)	(60)	(62)
Payments for issuances of financial instruments	—	(625)	—
Proceeds from settlements of financial instruments	—	311	—
Other financing activities	(5)	(17)	(3)
Net cash used in financing activities	(1,165)	(1,057)	(1,854)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(34)	(28)	20
Net (decrease) increase in cash, cash equivalents and restricted cash	(152)	(171)	121
Cash, cash equivalents and restricted cash, beginning of year	519	690	569
Cash, cash equivalents and restricted cash, end of year	$367	519	690
Supplemental cash flow information:
Cash paid for taxes-to Qurate Retail Inc.	$280	249	171
Cash paid for taxes-other	126	132	97
Cash paid for interest	233	249	247

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Equity
Years ended December 31, 2022, 2021 and 2020

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2019	1	$—	9,208	(2,426)	(144)	130	6,768
Net income	—	—	—	844	—	58	902
Other comprehensive (loss) income	—	—	—	—	111	7	118
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(1,184)	—	(62)	(1,246)
Withholding taxes on net share settlements of stock-based compensation	—	—	(2)	—	—	—	(2)
Stock-based compensation	—	—	37	—	—	—	37
Common control transaction with Qurate Retail, Inc.	—	—	1,498		16	—	1,514
Balance, December 31, 2020	1	—	10,741	(2,766)	(17)	133	8,091
Net income	—	—	—	787	—	64	851
Other comprehensive (loss) income	—	—	—	—	(129)	(15)	(144)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(963)	—	(60)	(1,023)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	73	—	—	—	73
Withholding taxes on net share settlements of stock-based compensation	—	—	(20)	—	—	—	(20)
Stock-based compensation	—	—	44	—	—	—	44
Common control transaction with Qurate Retail, Inc.	—	—	(151)	—	—	—	(151)
Balance, December 31, 2021	1	—	10,687	(2,942)	(146)	122	7,721
Net loss	—	—	—	(1,867)	—	57	(1,810)
Other comprehensive (loss) income	—	—	—	—	(166)	(16)	(182)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(1,270)	—	(68)	(1,338)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(1)	—	—	(1)
Withholding taxes on net share settlements of stock-based compensation	—	—	(5)	—	—	—	(5)
Stock-based compensation	—	—	36	—	—	—	36
Common control transaction with Qurate Retail, Inc.	—	—	151	—	—	—	151
Balance, December 31, 2022	1	$—	10,869	(6,080)	(312)	95	4,572
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
In the United States ("U.S."), QVC's televised shopping programs, including live and recorded content, are distributed across multiple channels nationally on a full-time basis, including QVC, QVC2, QVC3, HSN, and HSN2. The Company's U.S. programming is also available on QVC.com and HSN.com, which we refer to as our "U.S. websites"; virtual multichannel video programming distributors (including Hulu + Live TV, DirecTV Stream and YouTube TV); applications via streaming video; Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex and Samsung TV Plus; mobile applications; social media pages and over-the-air broadcasters.
QVC's digital platforms enable consumers to purchase goods offered on our televised programming, along with a wide assortment of products that are available only on our U.S. websites and our other digital platforms (including our mobile applications, social media pages and others) are natural extensions of our business model, allowing customers to engage in our shopping experience wherever they are, with live or on-demand content customized to the device they are using. In addition to offering video content, our U.S. websites allow shoppers to browse, research, compare and perform targeted searches for products, read customer reviews, control the order-entry process and conveniently access their account.
Internationally, QVC's televised shopping programs, including live and recorded content, are distributed to households outside of the U.S., primarily in Germany, Austria, Japan, the United Kingdom ("U.K."), the Republic of Ireland, and Italy. In some of the countries where QVC operates, QVC's televised shopping programs are distributed across multiple QVC channels: QVC Style and QVC2 in Germany and QVC Beauty, QVC Extra and QVC Style in the U.K. Similar to the U.S., our international businesses also engage customers via websites, mobile applications and social media pages. QVC's international business employs product sourcing teams who select products tailored to the interests of each local market.
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. QVC-Japan paid dividends to Mitsui of $68 million, $60 million, and $62 million in the years ended December 31, 2022, 2021 and 2020, respectively.
The Company is an indirect wholly-owned subsidiary of Qurate Retail, Inc. ("Qurate Retail") (formerly Liberty Interactive Corporation) (Nasdaq: QRTEA, QRTEB and QRTEP), which owns interests in a broad range of digital commerce businesses, including Qurate Retail's other wholly-owned subsidiaries Zulily, LLC ("Zulily") and Cornerstone Brands, Inc. ("CBI"), as well as other minority investments. QVC is part of Qurate Retail Group ("QRG"), formerly QVC Group, a portfolio of brands including QVC, Zulily and CBI.
The Company has revised its consolidated financial statements and related notes included herein to correct immaterial errors in depreciation expense in periods prior to 2020, along with deferred tax adjustments reported in 2020 and periods prior to 2020. Revisions have been reflected in the comparative 2021 financial statements to reduce property and equipment, net by $47 million and reduce deferred tax liabilities by $3 million, and revisions have been reflected in the comparative 2020 financial statements to reduce the opening January 1, 2020 retained earnings balance by $36 million and reduce the deferred tax benefit by $8 million.
On June 27, 2022, Qurate Retail announced a five-point turnaround plan designed to stabilize and differentiate its core HSN and QVC- U.S. brands and expand the company's leadership in video streaming commerce (“Project Athens”). Project Athens main initiatives include: (i) improve customer experience and grow relationships; (ii) rigorously execute core processes; (iii) lower cost to serve; (iv) optimize the brand portfolio; and (v) build new high growth businesses anchored in strength.
During 2022 QVC commenced the first phase of Project Athens including actions to reduce inventory and a planned workforce reduction. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan. QVC recorded restructuring charges of $24 million in Restructuring and fire related costs, net of (recoveries) in the consolidated statement of operations during the year ended December 31, 2022, related to workforce reduction.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

The consolidated financial statements include the accounts of QVC, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.
(2) Summary of Significant Accounting Policies
(a) Cash and cash equivalents
All highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents were $64 million and $124 million at December 31, 2022 and 2021, respectively. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair values (Level 1). See note 15.
(b) Restricted cash
Restricted cash at December 31, 2022 and 2021 primarily includes a cash deposit with a third party trustee that provides financial assurance that the Company will fulfill its obligations in relation to claims under its workers' compensation policy.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(e) Leases
Right-of-use assets and lease liabilities are initially recognized based on the present value of the future lease payments over the expected lease term. As for most leases the implicit rate is not readily determinable, the Company uses a discount rate in determining the present value of future payments based on the Company’s incremental borrowing rate on a collateralized basis aligning with the term of the lease. Our lease agreements include both lease and non-lease components, which the Company accounts for as a single lease component. The Company’s leases have base rent periods and some with optional renewal periods. Leases with base rent periods of less than 12 months are not recorded on the balance sheet. For purposes of measurement of lease liabilities, the expected lease terms may include renewal options when it is reasonably certain that the Company will exercise such options.
Leases with an initial term greater than twelve months are classified as either finance or operating. Finance leases are generally those that we substantially use or pay for the entire asset over its estimated useful life and are recorded in property and equipment. All other leases are categorized as operating leases and recorded in operating lease right-of-use assets.
We have entered into sale leaseback transactions. To determine whether the transaction should be accounted for as a sale, we evaluate whether control of the asset has transferred to a third party. If the transfer of the asset is determined to be a sale, we recognize the transaction price for the sale based on cash proceeds received, derecognize the carrying amount of the asset sold and recognize a gain or loss in the consolidated statement of operations for any difference between the carrying value of the asset and the transaction price. The leaseback is accounted for according to our lease policy discussed above. If the transfer of the asset is not determined to be a sale, we account for the transaction as a financing arrangement.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(m) Advertising costs
Advertising costs are expensed as incurred. Advertising costs amounted to $298 million, $288 million and $208 million for the years ended December 31, 2022, 2021 and 2020, respectively. These costs were included in selling, general and administrative expenses in the consolidated statements of operations.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(s) Common control transaction
During the year-ended December 31, 2021, QVC determined it was necessary to record a liability for Zulily's outstanding borrowings on the Fifth Amended and Restated Credit Agreement (see note 8). As QVC and Zulily are both wholly-owned subsidiaries of Qurate Retail this was recorded as an equity transaction with an entity under common control. QVC recorded a $151 million liability for the year ended December 31, 2021, which was treated as a return of capital in the consolidated statement of equity. During the year-ended December 31, 2022, Qurate Retail made a capital contribution to Zulily to enable Zulily to repay its outstanding borrowings and as a result there were no borrowings by Zulily on the Fifth Amended and Restated Credit Agreement as of December 31, 2022. The removal of Zulily's borrowings was treated as a capital contribution of $151 million in the consolidated statements of equity.
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

The assets and liabilities as part of this common control transaction did not result in a change to the reporting entity, therefore the accounting impacts of the common control transaction are recorded on a prospective basis. All MSI Exchangeables not surrendered for exchange were subsequently redeemed on December 13, 2021 (see note 8).

(t) Investment in affiliate
In 2012, the Company entered into a joint venture with CNR Media Group, a limited liability company owned by China National Radio ("CNR"). The Company owned a 49% interest in a CNR subsidiary, CNR Home Shopping Co., Ltd. ("CNRS") that was accounted for as an equity method investment as a component of other noncurrent assets on the consolidated balance sheets and equity in losses of investee in the consolidated statements of operations. During the year ended December 31, 2021, QVC sold its interest in CNRS which resulted in an immaterial loss for the year ended December 31, 2021 recorded in equity in losses of investee in the consolidated statements of operations.
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
In 2014, the Company amended and restated its agreement with a large consumer financial services company (the "Bank") pursuant to which the Bank provides revolving credit directly to QVC's customers for the sole purpose of purchasing merchandise or services with a private label credit card ("PLCC") company in the U.S. The agreement with the Bank was amended and restated in March 2017 and December 2018 related to its QVC brand. In December 2018, the Company entered into a separate agreement with the Bank for its HSN brand. The Company receives a portion of the net economics of the credit card program. The Company cannot predict the extent to which customers will use the PLCC, nor the extent that they will make payments on their outstanding balances. PLCC income of $142 million, $144 million and $140 million was recorded in net revenue during the years ended December 31, 2022, 2021 and 2020, respectively.
The Company also accepts major credit cards for its sales. Accounts receivable from major credit cards represents amounts owed to QVC from the credit card clearing houses for amounts billed but not yet collected.
Accounts receivable consisted of the following:

	December 31,
(in millions)	2022	2021
Installment payment option	$1,069	$1,284
Major credit cards and customers	250	237
Trade accounts receivable	1,319	1,521
Other receivables (1)	145	223
Accounts receivable	1,464	1,744
Less allowance for credit losses	(102)	(99)
Accounts receivable, net	$1,362	1,645
(1) Includes $40 million and $129 million insurance receivables as of December 31, 2022 and 2021, respectively, related to the Rocky Mount fire (see note 19).
A summary of activity in the allowance for credit losses was as follows:

(in millions)	Balance beginning of year	Additions- charged to expense	Deductions- write-offs	Balance end of year
2022	$99	80	(77)	102
2021	124	49	(74)	99
2020	123	89	(88)	124
The carrying value of accounts receivable, adjusted for the reserves described above, approximates fair value as of December 31, 2022 and 2021.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(4) Property and Equipment, Net
Property and equipment consisted of the following:

	December 31,		Estimated useful
(in millions)	2022	2021	life
Land	$73	115	N/A
Buildings and improvements	384	986	8 - 20 years
Furniture and other equipment	581	627	2 - 8 years
Broadcast equipment	162	339	2 - 8 years
Computer equipment	164	179	2 - 3 years
Projects in progress	37	44	N/A
Property and equipment	1,401	2,290
Less: accumulated depreciation	(929)	(1,371)
Property and equipment, net	$472	919
N/A - Not applicable.
Disposal of assets reduced property and equipment by $750 million for the year ended December 31, 2022. The disposal of assets for the year ended December 31, 2022 included property sold and leased back at six owned and operated U.S. properties (see note 9). The decrease in property and equipment was also impacted by the reclassification of assets related to the two QVC-International properties held for sale as of December 31, 2022 (see note 20).
(5) Television Distribution Rights, Net
Television distribution rights consisted of the following:

		December 31,
(in millions)	2022	2021
Television distribution rights	$664	818
Less accumulated amortization	(592)	(673)
Television distribution rights, net	$72	145
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
Television distribution rights are amortized using the straight-line method over the lives of the individual agreements. The remaining weighted average lives of the television distribution rights was approximately 1.7 years as of December 31, 2022. Amortization expense for television distribution rights was $116 million, $107 million and $133 million for the years ended December 31, 2022, 2021 and 2020, respectively.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
As of December 31, 2022, related amortization expense for each of the next five years ending December 31 was as follows (in millions):

2023	$55
2024	16
2025	1
2026	—
2027	—
In return for carrying QVC's signals, most programming distributors in the U.S. receive an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs and from certain internet sales to customers located in the programming distributors' service areas. In some cases, we also pay programming distributors additional compensation in the form of incentives in exchange for their commitments to maintain specific channel positioning benchmarks. In Germany, Japan, the U.K., and Italy, programming distributors predominately receive an agreed-upon annual fee, a monthly fee per subscriber regardless of the net sales, a variable percentage of net sales or some combination of the above arrangements. The Company recorded expense related to these commissions of $358 million, $375 million, and $378 million for the years ended December 31, 2022, 2021 and 2020, respectively, which is included as part of operating expenses in the consolidated statements of operations.
(6) Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill by reportable segment (note 16) for the years ended December 31, 2022 and 2021 were as follows:

(in millions)	QxH	QVC-International	Total
Balance as of December 31, 2020	$5,112	922	6,034
Exchange rate fluctuations	—	(66)	(66)
Balance as of December 31, 2021	5,112	856	5,968
Impairment	(2,420)	—	(2,420)
Exchange rate fluctuations	—	(78)	(78)
Balance as of December 31, 2022	$2,692	778	3,470
Other intangible assets consisted of the following:

December 31,
	2022			2021			Weighted average remaining life (years)
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$962	(670)	292	945	(659)	286	2.2
Affiliate and customer relationships	2,818	(2,630)	188	2,832	(2,598)	234	4.0
Debt origination fees	9	(3)	6	9	—	9	3.8
Tradenames (indefinite life)	2,698	—	2,698	2,878	—	2,878	N/A
	$6,487	(3,303)	3,184	6,664	(3,257)	3,407
N/A - Not applicable.
Amortization expense for other intangible assets was $174 million, $163 million and $149 million for the years ended December 31, 2022, 2021 and 2020, respectively.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
As of December 31, 2022, the related amortization and interest expense for each of the next five years ending December 31 was as follows (in millions):

2023	$195
2024	151
2025	92
2026	48
2027	—
During the third quarter of 2022, as a result of recent financial performance and macroeconomic conditions including inflation and higher interest rates, the Company initiated a process to evaluate its current business model and long-term business strategy. It was determined during the third quarter of 2022 that an indication of impairment existed for the QxH reporting unit related to its tradenames and goodwill. With the assistance of a third party specialist, the fair value of the tradenames was determined using the relief from royalty method, primarily using a discounted cash flow model using projections of future operating performance (income approach) and applying a royalty rate (market approach) (Level 3), and an impairment in the amount of $180 million related to the HSN tradename was recorded during the third quarter of 2022, in impairment losses in the consolidated statements of operations. After the triggering event and impairment loss recorded during the third quarter of 2022, the Company performed a qualitative tradename impairment analysis during its annual impairment assessment in the fourth quarter of 2022 and no further impairment was identified. Accumulated tradename impairment loss as of December 31, 2022 is $357 million.
During the third quarter of 2022, with the assistance of a third party specialist, the fair value of the QxH reporting unit was determined using a discounted cash flow method (Level 3), and a goodwill impairment in the amount of $2,420 million was recorded during the third quarter of 2022, in impairment losses in the consolidated statements of operations. After the triggering event and impairment loss recorded during the third quarter of 2022, the Company performed a qualitative goodwill impairment analysis during its annual impairment assessment in the fourth quarter of 2022 and no further impairment was identified. Accumulated goodwill impairment loss as of December 31, 2022 is $2,420 million.
Based on the quantitative assessment performed during the third quarter of 2022 and the resulting impairment losses recorded, the estimated fair values of the HSN tradename and the QxH reporting unit did not significantly exceed their carrying values as of December 31, 2022.
(7) Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	December 31,
(in millions)	2022	2021
Accounts payable non-trade	$384	364
Allowance for sales returns	182	242
Accrued compensation and benefits	151	151
Income taxes	—	132
Other	251	290
	$968	1,179

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(8) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following:

	December 31,
(in millions)	2022	2021
4.375% Senior Secured Notes due 2023, net of original issue discount	214	750
4.85% Senior Secured Notes due 2024, net of original issue discount	600	600
4.45% Senior Secured Notes due 2025, net of original issue discount	599	599
4.75% Senior Secured Notes due 2027	575	575
4.375% Senior Secured Notes due 2028	500	500
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
6.375% Senior Secured Notes due 2067	225	225
6.25% Senior Secured Notes due 2068	500	500
Senior secured credit facility (1)	1,057	481
Finance lease obligations (note 9)	4	157
Less debt issuance costs, net	(36)	(43)
Total debt and finance lease obligations	4,937	5,043
Less current portion	(216)	(20)
Long-term portion of debt and finance lease obligations	$4,721	5,023
(1) Includes $151 million of Zulily's outstanding borrowings as of December 31, 2021.
Exchangeable Senior Debentures
3.5% Exchangeable Senior Debentures
As part of the common control transaction with Qurate Retail completed in December 2020, QVC Global, a subsidiary of the Company, became the primary co-obligor of the MSI Exchangeables, exchangeable for common stock of Motorola Solutions, Inc. (“MSI common stock”), and acquired all of the rights and liabilities associated with certain related hedges. The Company elected to account for its MSI Exchangeables using the fair value option. Accordingly, changes in the fair value of these instruments were recognized as losses on financial instruments in the statements of operations and in other comprehensive income as it related to instrument specific credit risk on the consolidated statements of comprehensive income.
Although we did not own underlying shares, the Company entered into certain derivative transactions in order to hedge against upward price fluctuations on certain shares of MSI common stock. Such derivative instruments were recognized in the other current assets line item in the consolidated balance sheets, and marked to fair value each reporting period. The changes in fair value were recognized in (losses) gains on financial instruments in the statement of operations.
On October 27, 2021, a notice was issued to all holders to redeem any and all outstanding MSI Exchangeables on December 13, 2021. Bondholders had until the close of business on December 10, 2021 to exchange their bonds. During the fourth quarter of 2021, QVC Global delivered MSI shares, which were acquired pursuant to a forward purchase contract, to holders of the MSI Exchangeables with a fair value of approximately $573 million to settle the exchanges of the MSI Exchangeables. For holders who did not participate in the exchange, their bonds were redeemed on December 13, 2021 at adjusted principal, plus accrued interest and dividend pass-thru for a total cash payment of approximately $1 million. No MSI Exchangeables remained outstanding as of December 31, 2021. As a result of the exchange and the redemption, the Company recorded a loss on extinguishment of debt in the consolidated statements of operations of $7 million for the year ended December 31, 2021.

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
During prior years, QVC issued $750 million principal amount of 4.375% Senior Secured Notes due 2023 (the "2023 Notes") at an issue price of 99.968%, $600 million principal amount of 4.85% Senior Secured Notes due 2024 at an issue price of 99.927%, $600 million principal amount of 4.45% Senior Secured Notes due 2025 at an issue price of 99.860%, $400 million principal amount 5.45% Senior Secured Notes due 2034 at an issue price of 99.784%, $300 million principal amount of 5.95% Senior Secured Notes due 2043 at an issue price of 99.973%, $225 million of the 2067 Notes at par, and $500 million of the 2068 Notes at par.
In June 2022, QVC completed its purchase of $536 million of the outstanding 2023 Notes pursuant to a cash tender offer to purchase any and all of its outstanding 2023 Notes (the "Tender Offer"). As a result of the Tender Offer, the Company recorded a loss on extinguishment of debt in the consolidated statements of operations of $6 million for the twelve months ended December 31, 2022. As of December 31, 2022, the remaining outstanding 2023 Notes are classified within current portion of long term debt as they mature in less than one year.
On February 4, 2020, QVC completed a registered debt offering for $575 million of the 4.75% Senior Secured Notes due 2027 (the "2027 Notes") at par. Interest on the 2027 Notes is payable semi-annually in February and August, with payments commencing on August 15, 2020.
On August 20, 2020, QVC completed a registered debt offering for $500 million of the 4.375% Senior Secured Notes due 2028 (the "2028 Notes") at par. Interest on the 2028 Notes is payable semi-annually in March and September, with payments commencing on March 1, 2021. In connection with the offering of the 2028 Notes, QVC completed a cash tender offer (the "Tender Offer") to purchase any and all of its outstanding 5.125% Senior Secured Notes due 2022 (the "2022 Notes"). QVC also issued a notice of redemption exercising its right to optionally redeem any of the 2022 Notes that remained outstanding following the Tender Offer. As a result of the Tender Offer and the redemption, the Company recorded a loss on extinguishment of debt in the consolidated statements of operations of $42 million for the year ended December 31, 2020.
The senior secured notes contain certain covenants, including certain restrictions on QVC and its restricted subsidiaries (subject to certain exceptions) with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; and restricting subsidiary distributions.

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
In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the senior secured credit facility plus any additional amount it expects to repay on behalf of Zulily or CBI. As of December 31, 2021, there was $151 million borrowed by Zulily on the senior secured credit facility, all of which QVC expected to repay on behalf of Zulily. QVC recorded a $151 million liability for Zulily's borrowings during the year ended December 31, 2021 as part of a common control transaction with Qurate Retail, which was treated as a return of capital in the consolidated statements of equity and included in the long-term portion of debt and finance lease obligations on the consolidated balance sheet. During the year-ended December 31, 2022, Qurate Retail made a capital contribution to Zulily to enable Zulily to repay its outstanding borrowings and as a result there were no borrowings by Zulily on the Fifth Amended and Restated Credit Agreement as of December 31, 2022. The removal of Zulily's borrowings was treated as a capital contribution of $151 million in the consolidated statements of equity. As of December 31, 2022, there was $18 million borrowed by CBI on the senior secured credit facility, none of which the Company expects to repay on behalf of CBI. There were no borrowings by CBI on the Fifth Amended and Restated Credit Agreement as of December 31, 2021.

Availability under the Fifth Amended and Restated Credit Agreement at December 31, 2022 was $2.15 billion. The interest rate on the senior secured credit facility was 5.75% at December 31, 2022.

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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
Five Year Maturities
The annual principal maturities of QVC's debt, based on stated maturity dates, for each of the next five years are as follows:

(in millions)	Debt (1)
2023	$214
2024	600
2025	600
2026	1,057
2027	575
(1) Amounts exclude finance lease obligations (see Note 9) and the issue discounts on the 4.375%, 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
Other Debt Related Information
QVC was in compliance with all of its debt covenants as of December 31, 2022.
There are no restrictions under the debt agreements on QVC's ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or the Fifth Amended and Restated Credit Agreement and (i) with respect to QVC’s senior secured notes, QVC's consolidated leverage ratio would be no greater than 3.5 to 1.0 (“senior secured notes leverage basket”) and (ii) with respect to the Fifth Amended and Restated Credit Agreement, the consolidated net leverage ratio for QVC, QVC Global, Zulily and CBI, would be no greater than 4.0 to 1.0. As of December 31, 2022, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends under the senior secured notes to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement (the “Tax Agreement”) in respect of certain tax obligations of QVC and its subsidiaries.

The weighted average interest rate applicable to all of the outstanding debt (excluding finance leases) prior to amortization of bond discounts and related debt issuance costs was 5.2% as of December 31, 2022.
As of December 31, 2022 and 2021, outstanding trade letters of credit totaled $5 million and $18 million, respectively.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(9) Leases
The Company has finance lease agreements with transponder and transmitter network suppliers for the right to transmit its signals. QVC also has leases for data processing equipment, facilities, office space and land that are classified as operating leases. Our leases have remaining lease terms of less than 1 year to 20 years, some of which may include the option to extend or terminate the leases.

The components of lease cost for the years ended December 31, 2022, 2021 and 2020, were as follows:

		Year ended December 31,
(in millions)	2022	2021	2020
Finance lease cost
Depreciation of leased assets	$5	19	19
Interest on lease liabilities	3	8	8
Total finance lease cost	8	27	27
Operating lease cost (1)	73	42	39
Total lease cost	$81	69	66
(1) Included within operating lease costs were short-term lease costs and variable lease costs, which were not material to the financial statements.
The remaining weighted-average lease term and the weighted-average discount rate were as follows:

December 31, 2022
Weighted-average remaining lease term (years):
Finance leases	1.9
Operating leases	13.4
Weighted-average discount rate:
Finance leases	2.1%
Operating leases	10.9%
Supplemental balance sheet information related to leases was as follows:

	December 31,
(in millions)	2022	2021
Operating Leases:
Operating lease right-of-use assets	$419	201
Accrued liabilities	$35	26
Other long-term liabilities	377	177
Total operating lease liabilities	$412	203
Finance Leases:
Property and equipment	$17	277
Accumulated depreciation	(13)	(151)
Property and equipment, net	$4	126
Current portion of debt and finance lease obligations	$2	20
Long-term portion of debt and finance lease obligations	2	137
Total finance lease liabilities	$4	157

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
Supplemental cash flow information related to leases for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Year ended December 31,
(in millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating lease	$57	38	44
Operating cash flows for finance leases	3	8	8
Financing cash flows for finance leases	6	18	18
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	256	11	31
Finance leases	$—	11	—
Future payments under noncancelable operating leases and finance leases with initial terms of one year or more as of December 31, 2022 consisted of the following:

(in millions)	Finance leases	Operating leases	Total leases
2023	$3	74	77
2024	1	66	67
2025	—	56	56
2026	—	48	48
2027	—	49	49
Thereafter	—	550	550
Total lease payments	4	843	847
Less: imputed interest	—	(431)	(431)
Total lease liabilities	$4	412	416
Sale leaseback

In June 2022, QVC modified the finance lease for its distribution center in Ontario, California which reduced the term of the lease and removed QVC’s ability to take ownership of the distribution center at the end of the lease term. QVC will make annual payments over the modified lease term. Since the lease was modified and removed QVC’s ability to take ownership at the end of the lease term, the Company accounted for the modification similar to a sale and leaseback transaction and, as a result, QVC received net cash proceeds of $250 million and recognized a $240 million gain on the sale of the distribution center during the second quarter of 2022, calculated as the difference between the aggregate consideration received (including cash and forgiveness of the remaining financing obligation of $84 million) and the carrying value of the distribution center. The gain is included in gains on sale leaseback transactions in the consolidated statement of operations. The Company accounted for the modified lease as an operating lease and recorded a $37 million right-of-use asset and a $31 million operating lease liability, with the difference attributable to prepaid rent.

In July 2022, QVC sold five owned and operated properties located in the U.S. to an independent third party and received net cash proceeds of $443 million. Concurrent with the sale, the Company entered into agreements to lease each of the properties back from the purchaser over an initial term of 20 years with the option to extend the terms of the property leases for up to four consecutive terms of five years. QVC recognized a $277 million gain related to the successful sale leaseback during the third quarter of 2022 calculated as the difference between the aggregate consideration received and the carrying value of the properties. The Company accounted for the leases as operating leases and recorded a $207 million right-of-use asset and a $205 million operating lease liability, with the difference attributable to initial direct costs.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

Bethlehem Operating Lease

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

(10) Revenue
Disaggregated revenue by segment and product category consisted of the following:

	Year ended December 31, 2022
(in millions)	QxH	QVC-International	Total
Home	$2,866	998	3,864
Apparel	1,243	445	1,688
Beauty	1,108	579	1,687
Accessories	867	217	1,084
Electronics	775	92	867
Jewelry	311	185	496
Other revenue	189	12	201
Total net revenue	$7,359	2,528	9,887

	Year ended December 31, 2021
(in millions)	QxH	QVC-International	Total
Home	$3,278	1,237	4,515
Apparel	1,291	492	1,783
Beauty	1,223	723	1,946
Accessories	980	265	1,245
Electronics	964	119	1,083
Jewelry	359	228	587
Other revenue	182	13	195
Total net revenue	$8,277	3,077	11,354

	Year ended December 31, 2020
(in millions)	QxH	QVC-International	Total
Home	$3,529	1,199	4,728
Apparel	1,170	437	1,607
Beauty	1,261	724	1,985
Accessories	944	260	1,204
Electronics	1,069	122	1,191
Jewelry	363	216	579
Other revenue	169	9	178
Total net revenue	$8,505	2,967	11,472

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

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

A summary of activity in the allowance for sales returns, recorded on a gross basis for the years ended December 31, 2022, 2021 and 2020 was as follows:

(in millions)	Balance beginning of year	Additions- charged to earnings	Deductions	Balance end of year
2022	$242	1,685	(1,745)	182
2021	267	1,922	(1,947)	242
2020	238	1,976	(1,947)	267
(11) Stock-Based Compensation
Certain QVC employees and officers may receive stock options ("Options") and restricted stock units ("RSUs") in Series A Qurate Retail common stock (“QRTEA”) in accordance with Qurate Retail's Incentive Plan (the "Qurate Incentive Plan").

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
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

(a) Stock options
A summary of the activity of the Qurate Incentive Plans with respect to the QRTEA Options granted to QVC employees and officers as of and during the year ended December 31, 2022 is presented below:

	Options	Weighted average exercise price	Aggregate intrinsic value (000s)	Weighted average remaining life (years)
Outstanding as of January 1, 2022	24,934,063	$9.65	$31,372	3.3
Exercised	(351,018)	2.27
Forfeited	(6,455,091)	11.44
Outstanding as of December 31, 2022	18,127,954	9.16	—	2.8
Exercisable as of December 31, 2022	14,093,040	$10.14	—	2.2
Upon employee exercise of the Options, the exercise price is remitted to Qurate Retail in exchange for the shares. The aggregate intrinsic value of all Options exercised was $1 million, $15 million and $2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The weighted average fair value at date of grant of a QRTEA Option granted during the years ended December 31, 2021 and 2020 was $5.70 and $1.97, respectively. There were no options granted during the year ended December 31, 2022.
During the years ended December 31, 2021 and 2020, the fair value of each QRTEA Option was determined as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2021	2020
Expected volatility	57.0%	46.8%
Expected term (years)	5.8	5.7
Risk free interest rate	1.0%	0.7%
Expected dividend yield	—	—
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
During the years ended December 31, 2022, 2021 and 2020, the Company recorded $5 million, $9 million and $17 million, respectively, of stock-based compensation expense related to the Options. As of December 31, 2022, the total unrecognized compensation cost related to unvested Options was $7 million. Such amount will be recognized in the Company's consolidated statement of operations over a weighted average period of 1.8 years.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(b) Restricted stock units
A summary of the activity of the Qurate Incentive Plans with respect to the QRTEA RSUs granted to QVC employees and officers as of and during the year ended December 31, 2022 is presented below:

	Restricted shares	Weighted average grant date fair value
Outstanding as of January 1, 2022	8,097,464	$9.36
Granted	11,701,468	3.71
Vested	(2,768,334)	9.88
Forfeited	(1,608,676)	7.96
Outstanding as of December 31, 2022	15,421,922	5.13
During the years ended December 31, 2022, 2021 and 2020, the Company recorded $27 million, $32 million and $16 million, respectively, of stock-based compensation expense related to these awards. As of December 31, 2022, the total unrecognized compensation cost related to unvested RSUs of common stock was $57 million. Such amount will be recognized in the Company's consolidated statement of operations over a weighted average period of 2.1 years.
Fair value of RSUs is calculated based on the market price on the day the shares are granted. The weighted average grant date fair value of the QRTEA RSUs granted to QVC employees and officers during the years ended December 31, 2022, 2021 and 2020 was $3.71, $11.58, and $4.51, respectively.
The aggregate fair value of all RSUs of common stock that vested during the years ended December 31, 2022, 2021 and 2020 was $13 million, $38 million and $7 million, respectively.
As of December 31, 2022, the Company had approximately 63,000 unvested RSUs of Qurate Retail 8.0% Series A Cumulative Redeemable Preferred Stock held by certain officers and employees of the Company. During the year ended December 31, 2022, the Company recorded an incremental $1 million of stock-based compensation expense related to these shares and the total incremental unrecognized compensation cost related to these awards as of December 31, 2022 was $2 million. Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of 1.2 years.

(12) Income Taxes
Income tax expense consisted of the following:

	Years ended December 31,
(in millions)	2022	2021	2020
Current:
U.S. federal	$159	329	187
State and local	38	44	55
Foreign jurisdictions	84	117	105
Total	281	490	347
Deferred:
U.S. federal	(43)	(67)	(12)
State and local	1	(13)	21
Foreign jurisdictions	(19)	(2)	(11)
Total	(61)	(82)	(2)
Total income tax expense	$220	408	345

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
Pre-tax income was as follows:

	Years ended December 31,
(in millions)	2022	2021	2020
QxH	$(1,812)	883	931
QVC-International	222	376	316
Consolidated QVC	$(1,590)	1,259	1,247
Total income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 21% in 2022, 2021 and 2020, as a result of the following:

	Years ended December 31,
	2022	2021	2020
Provision at statutory rate	$(334)	264	262
State income taxes, net of federal benefit	31	24	52
Foreign taxes	(7)	18	25
Goodwill Impairment	508	—	—
Valuation allowance	(1)	12	5
Tax on foreign earnings, net of federal tax benefits	(4)	64	(5)
Other permanent differences	24	29	4
Corporate restructuring	—	—	19
Other, net	3	(3)	(17)
Total income tax expense	$220	408	345
For the year ended December 31, 2022, income tax expense differs from the U.S. statutory rate of 21% primarily due to an impairment of goodwill that is not deductible for tax purposes in addition to state income tax expense and foreign tax expense.

During the fourth quarter of 2021, the Company, through a wholly owned foreign subsidiary, recognized income related to the exchange and redemption of the outstanding MSI Exchangeables and the extinguishment of related hedges. The income is subject to tax under the U.S GILTI rules. The tax effect of this GILTI income including the federal tax benefit of related foreign tax credits, is treated by the Company as a period cost. In addition, the Company recorded a U.S. federal tax benefit for foreign derived intangible income deductions claimed on royalty income recognized by the Company in the U.S. during 2021. The tax effect of these items is included in Tax on foreign earnings, net of federal tax benefits in the above table.

During December of 2020, the Company effected a corporate restructuring transaction whereby a wholly-owned U.S. subsidiary, which owns the Company's foreign business units, became a wholly-owned foreign subsidiary. The corporate restructuring changed the manner in which the income of the foreign business units is subjected to tax in the U.S. As a result of the corporate restructuring, income tax expense of $19 million was recognized during the year ended December 31, 2020.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
(in millions)	2022	2021
Deferred tax assets:
Accounts receivable, principally due to the allowance for credit losses and related reserves for the uncollectible accounts	$22	21
Inventories, principally due to obsolescence reserves and additional costs of inventories for tax purposes pursuant to the Tax Reform Act of 1986	31	32
Allowance for sales returns	16	30
Deferred revenue	80	99
Deferred compensation	10	10
Unrecognized federal and state tax benefits	16	15
Net operating loss and other carryforwards	113	116
Foreign tax credits carryforward	54	54
Lease obligations	90	63
Cumulative translation of foreign currencies	5	8
Accrued liabilities	15	10
Other	25	19
Subtotal	477	477
Valuation allowance	(169)	(171)
Total deferred tax assets	308	306
Deferred tax liabilities:
Depreciation and amortization	(751)	(835)
Lease assets	(89)	(57)
Other receivable	—	(11)
Total deferred tax liabilities	(840)	(903)
Net deferred tax liability	$(532)	(597)

In the above table, valuation allowances exist due to the uncertainty of whether or not the benefit of certain U.S. federal and foreign tax credits and losses will ultimately be utilized for income tax purposes. The 2022 net deferred tax liability above includes deferred tax assets of $45 million relating to foreign jurisdictions which are included within other noncurrent assets in the consolidated balance sheet and deferred tax liabilities of $577 million in domestic jurisdictions which are included within deferred income taxes in the consolidated balance sheet. The 2021 net deferred tax liability above includes deferred tax assets of $36 million relating to foreign jurisdictions which are included within other noncurrent assets in the consolidated balance sheet and deferred tax liabilities of $633 million in domestic jurisdictions which are included within deferred income taxes in the consolidated balance sheet.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
The Company is party to the Tax Agreement with Qurate Retail. The Tax Agreement establishes the methodology for the calculation and payment of income taxes in connection with the consolidation of the Company with Qurate Retail for income tax purposes. Generally, the Tax Agreement provides that the Company will pay Qurate Retail an amount equal to the tax liability, if any, that it would have if it were to file as a consolidated group separate and apart from Qurate Retail, with exceptions for the treatment and timing of certain items, including but not limited to deferred intercompany transactions, credits, and net operating and capital losses. To the extent that the separate company tax expense is different from the payment terms of the Tax Agreement, the difference is recorded as either a dividend or capital contribution. These differences are related primarily to foreign tax credits recognized by QVC that are creditable under the Tax Agreement when and if utilized in Qurate Retail’s consolidated tax return. The difference recorded during the year ended December 31, 2022 was a dividend of $1 million primarily related to foreign tax credits recognized by QVC and not utilized in Qurate's consolidated tax return. The difference recorded during the year ended December 31, 2021 was a capital contribution of $73 million, primarily related to foreign tax credit carryovers being utilized in Qurate's consolidated tax return in excess of those recognized by QVC during the 2021 tax year. There were no material differences recorded during the year-ended December 31, 2020. The amounts of the tax-related payable balance due to Qurate Retail as of December 31, 2022 and 2021 were $23 million and $85 million, respectively, and are included in accrued liabilities in the consolidated balance sheets.
A reconciliation of the 2021 and 2022 beginning and ending amount of the liability for unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2021	$67
Increases related to prior year tax positions	1
Decreases related to prior year tax positions	(5)
Decreases related to settlements with taxing authorities	—
Increases related to current year tax positions	10
Balance at December 31, 2021	73
Increases related to prior year tax positions	7
Decreases related to prior year tax positions	(7)
Decreases related to settlements with taxing authorities	(4)
Increases related to current year tax positions	7
Balance at December 31, 2022	$76
Included in the balance of unrecognized tax benefits as of December 31, 2022 and 2021 are potential benefits of $60 million (net of a $16 million federal tax effect) and $58 million (net of a $15 million federal tax effect), respectively, that if recognized, would be reflected in income tax expense and affect the effective rate.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in interest expense in the consolidated statements of operations. The Company did not have a material amount of interest or tax penalties accrued related to unrecognized tax benefits for the years ended December 31, 2022, 2021 or 2020.
The Company has tax positions for which the amount of related unrecognized tax benefits could change during 2023. These consist of nonfederal transfer pricing and other nonfederal tax issues. It is reasonably possible that the amount of the Company’s gross unrecognized tax benefits may decrease within the next 12 months by up to $21 million.
The Company participates in a consolidated federal return filing with Qurate Retail. As of December 31, 2022, the Internal Revenue Service ("IRS") has completed its examination of Qurate Retail’s tax years through 2020. The Company's 2021 and 2022 tax years are being examined currently as part of the Qurate Retail consolidated return under the IRS's Compliance Assurance Process program. The Company files income tax returns in various states and foreign jurisdictions. As of December 31, 2022, the Company was under examination in Colorado, Florida, Maine, Minnesota, New Jersey, Pennsylvania, New York City, and the U.K.
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
(14) Related Party Transactions
During the years ended December 31, 2022, 2021 and 2020, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives, and business advisory services. QVC allocated expenses to Zulily of $6 million for the year ended December 31, 2022, and $8 million for each of the years ended December 31, 2021 and 2020. Zulily allocated expenses of $9 million, $8 million, and $11 million to QVC for the years ended December 31, 2022, 2021, and 2020, respectively.
In September 2020, QVC and Zulily executed a Master Promissory Note ("Promissory Note") whereby Zulily may borrow up to $100 million at a variable interest rate equal to the LIBOR rate plus an applicable margin rate. The Promissory Note matures in September 2030. As of December 31, 2022, there were no borrowings on the Promissory Note.
During the years ended December 31, 2022, 2021 and 2020, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $29 million, $22 million and $23 million to CBI for the years ended December 31, 2022, 2021 and 2020, respectively. CBI allocated expenses of $1 million to QVC for each of the years ended December 31, 2022, 2021 and 2020.
Zulily and CBI are co-borrowers under the Fifth Amended and Restated Credit Agreement (see note 8). In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the senior secured credit facility plus any additional amount it expects to repay on behalf of Zulily or CBI. As of December 31, 2021, there was $151 million borrowed by Zulily on the senior secured credit facility and QVC determined it was necessary to record a liability for the full amount of Zulily's outstanding borrowings (see note 8). There were no borrowings by Zulily outstanding on the Fifth Amended and Restated Credit Agreement as of December 31, 2022; however, Zulily had $9 million outstanding in standby letters of credit. As of December 31, 2022, there was $18 million borrowed by CBI on the senior secured credit facility, none of which the Company expects to repay on behalf of CBI. There were no borrowings by CBI on the Fifth Amended and Restated Credit Agreement as of December 31, 2021.
As part of the common control transaction (see note 2(s)) with Qurate Retail in December 2020, LIC issued a promissory note (“LIC Note”) to the Company with an initial face amount of $1.8 billion, a stated interest rate of 0.48% and a maturity of December 29, 2029. Interest on the LIC Note is to be paid annually beginning on December 29, 2021. QVC recorded $9 million of related party interest income for each of the years ended December 31, 2022 and 2021, included in interest expense, net in the consolidated statement of operations. LIC also repaid $85 million of the note receivable to QVC during the year ended December 31, 2021.
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
The Company’s assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at December 31, 2022 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$64	64	—	—
Current liabilities:
Debt (note 8)	213	—	213	—
Foreign currency forward	10	—	10	—
Long-term liabilities:
Debt (note 8)	3,520	346	3,174	—

		Fair value measurements at December 31, 2021 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$124	124	—	—
Current liabilities:
Interest rate swap arrangements	1	—	1	—
Long-term liabilities:
Debt (note 8)	5,076	745	4,331	—
Interest Rate Swap Arrangement
In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP. Changes in the fair value of the swap arrangement are reflected in (losses) gains on financial instruments in the consolidated statements of operations. The swap arrangement expired in July 2022 and was in a net liability position of $1 million as of December 31, 2021, which was included in accrued liabilities.
Foreign Currency Forward Contract
On October 31, 2022, the Company entered into foreign currency forward contracts with an aggregate notional amount of $167 million to mitigate the foreign currency risk associated with the sale and leaseback of Germany and U.K. properties. The forward did not qualify as a cash flow hedge under U.S. GAAP. Changes in the fair value of the forward are reflected in (losses) gains on financial instruments in the consolidated statements of operations. The forward expired in January 2023 and was in a net liability position of $10 million as of December 31, 2022, which was included in accrued liabilities.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(16) Information about QVC's Operating Segments and Geographical Data
The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as net revenue, Adjusted OIBDA, gross margin, average sales price per unit, number of units shipped and revenue or sales per subscriber equivalent. For segment reporting purposes, the Company defines Adjusted OIBDA, as net revenue less cost of goods sold (excluding fire related costs, net of recoveries and Rocky Mount inventory losses, see note 19), operating expenses, and selling, general and administrative expenses (excluding stock-based compensation and restructuring costs). The Company believes this measure is an important indicator of the operational strength and performance of its segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking among the Company's businesses and identify strategies to improve performance. This measure of performance excludes depreciation, amortization, impairment losses, gains on sale leaseback transactions, restructuring and fire related costs, net of recoveries, Rocky Mount inventory losses and stock-based compensation that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.

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
For the year ended December 31, 2022, QVC has identified QxH and QVC-International as its two reportable segments. Both operating segments are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the Internet and mobile applications in certain markets.
QVC allocates certain corporate costs for management reporting purposes from its QxH segment to the QVC-International segment. These management cost allocations are related to certain functions such as merchandising, commerce platforms, information technology, human resources, legal, finance, brand and communications, corporate development and administration that support all of QVC’s operations. For the years ended December 31, 2022, 2021 and 2020, the costs allocated to QVC-International totaled $46 million, $37 million and $33 million, respectively.
Performance measures

	Years ended December 31,
	2022		2021		2020
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QxH	$7,359	750	8,277	1,439	8,505	1,547
QVC-International	2,528	358	3,077	562	2,967	510
Consolidated QVC	$9,887	1,108	11,354	2,001	11,472	2,057
Other information

	Years ended December 31,
	2022		2021		2020
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QxH	$77	277	105	256	116	270
QVC-International	34	13	54	14	55	12
Consolidated QVC	$111	290	159	270	171	282

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

	Years ended December 31,
	2022		2021
(in millions)	Total assets	Capital expenditures	Total assets	Capital expenditures
QxH	$10,471	178	13,927	169
QVC-International	1,933	38	2,214	41
Consolidated QVC	$12,404	216	16,141	210
Property and equipment, net of accumulated depreciation, by segment were as follows:

	December 31,
(in millions)	2022	2021
QxH	$280	575
QVC-International	192	344
Consolidated QVC	$472	919
The following table provides a reconciliation of Adjusted OIBDA to income before income taxes:

	Years ended December 31,
(in millions)	2022	2021	2020
Adjusted OIBDA	$1,108	2,001	2,057
Gains on sale leaseback transactions	520	—	—
Restructuring and fire related costs, net of (recoveries) (including Rocky Mount inventory losses)	10	(21)	—
Impairment losses	(2,600)	—	—
Stock-based compensation	(36)	(44)	(37)
Depreciation and amortization	(401)	(429)	(453)
Operating (loss) income	(1,399)	1,507	1,567
Equity in losses of investee	—	(2)	(30)
(Losses) gains on financial instruments	(9)	8	3
Interest expense, net	(228)	(249)	(257)
Foreign currency gain (loss)	32	(9)	6
Loss on extinguishment of debt	(6)	(7)	(42)
Other Income	20	11	—
(Loss) income before income taxes	$(1,590)	1,259	1,247
The following table summarizes net revenues based on revenues generated by subsidiaries located within the identified geographic area:

	Years ended December 31,
(in millions)	2022	2021	2020
United States	$7,359	8,277	8,505
Japan	1,017	1,167	1,132
Germany	813	1,027	978
United Kingdom	565	722	696
Other countries	133	161	161
Consolidated QVC	$9,887	11,354	11,472

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
The following table summarizes property and equipment, net of accumulated depreciation, based on physical location:

	December 31,
(in millions)	2022	2021
United States	$280	575
Japan	104	123
Germany	36	121
United Kingdom	25	71
Other countries	27	29
Consolidated QVC	$472	919
(17) Other Comprehensive (Loss) Income
The change in the component of accumulated other comprehensive loss, net of taxes ("AOCL"), is summarized as follows:

(in millions)	Comprehensive earnings attributable to debt credit risk adjustments	Recognition of previously unrealized losses on debt, net	Foreign currency translation adjustments	AOCL
Balance as of January 1, 2020	$—	—	(144)	(144)
Other comprehensive income attributable to QVC, Inc. stockholder	—	—	111	111
Common control transaction with Qurate Retail	16	—	—	16
Balance as of December 31, 2020	16	—	(33)	(17)
Other comprehensive (loss) income attributable to QVC, Inc. stockholder	(19)	3	(113)	(129)
Balance as of December 31, 2021	(3)	3	(146)	(146)
Other comprehensive income attributable to QVC, Inc. stockholder	—	—	(166)	(166)
Balance as of December 31, 2022	$(3)	3	(312)	(312)
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
The components of other comprehensive loss are reflected in QVC's consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the components of other comprehensive loss:

(in millions)	Before-tax amount	Tax benefit (expense)	Net-of-tax amount
Year ended December 31, 2022:
Foreign currency translation adjustments	(185)	3	(182)
Other comprehensive loss	(185)	3	(182)

Year ended December 31, 2021:
Foreign currency translation adjustments	$(124)	(4)	(128)
Recognition of previously unrealized losses on debt, net	3	—	3
Comprehensive loss attributable to debt credit risk adjustments	(19)	—	(19)
Other comprehensive loss	(140)	(4)	(144)

Year ended December 31, 2020:
Foreign currency translation adjustments	$115	3	118
Other comprehensive income	115	3	118
(18) Employee Benefit Plans
In certain countries, QVC sponsors defined contribution plans, which provide employees an opportunity to make contributions to a trust for investment in a variety of securities. Generally, the Company makes matching contributions to the plans based on a percentage of the amount contributed by employees. The Company's cash contributions to the plans were $25 million for each of the years ended December 31, 2022, 2021 and 2020.
(19) Fire at Rocky Mount Fulfillment Center
On December 18, 2021, QVC experienced a fire at its Rocky Mount, Inc. fulfillment center in North Carolina. Rocky Mount was the Company’s second-largest fulfillment center for QxH and the Company’s primary returns center for hard goods. The building was significantly damaged as a result of the fire and related smoke and will not reopen. QVC decided not to rebuild the facility and entered into an agreement to sell the property which closed in February 2023. The Company maintains property, general liability and business interruption insurance coverage. Based on the provisions of QVC’s insurance policies, the Company records estimated insurance recoveries for fire related costs for which recovery is deemed probable.

For the year ended December 31, 2021, the Company recorded $250 million of fire related costs and estimated insurance recoveries of $229 million for which recovery was deemed probable. As of December 31, 2021, the Company received $100 million of insurance proceeds and had an insurance receivable of $129 million which was recorded in accounts receivable in the consolidated balance sheet.

For the year ended December 31, 2022, the Company recorded $157 million of fire related costs, including $95 million for the write-down of inventory that will not be reimbursed by QVC’s insurance policies. The fire related costs also include $59 million for which recovery was deemed probable and $3 million of costs that will not be reimbursed by QVC’s insurance policies. For the year ended December 31, 2022, the Company received $280 million of insurance proceeds for inventory, fixed asset losses and other fire related costs and recorded a gain of $132 million in restructuring and fire related costs, net of (recoveries) in the consolidated statement of operations, representing the proceeds received in excess of cumulative losses recognized. The Company recorded an insurance receivable, net of advance proceeds received, for other fire related costs for which recovery was deemed probable of $40 million in accounts receivable in the consolidated balance sheet as of December 31, 2022.

During the year ended December 31, 2022, inventory write-downs related to Rocky Mount inventory of $95 million were included in Cost of goods sold. Due to the circumstances surrounding the write-downs of the inventory, these write-downs have been excluded from Adjusted OIBDA (as defined in note 16).

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
We submitted our business interruption claim with the insurance company; however, there can be no guarantee that all business interruption losses will be recovered. We expect to continue to record additional costs and recoveries until the insurance claim is fully settled.

(20) Subsequent Events
In November 2022, QVC-International entered into agreements to sell two properties located in Germany and the U.K. to an independent third party. Under the terms of the agreements, QVC received net cash proceeds of $102 million related to its German facility and $80 million related to its U.K. facility when the sale closed in January 2023. Concurrent with the sale, the Company entered into agreements to lease each of the properties back from the purchaser over an initial term of 20 years with the option to extend the terms of the property leases for up to four consecutive terms of five years. QVC expects to record a gain in the first quarter of 2023 related to the successful sale leaseback transaction.

As of December 31, 2022, the related assets of $71 million were classified as held for sale and included in assets held for sale noncurrent in the consolidated balance sheet, as the proceeds from the sale were used to repay a portion of QVC's senior secured credit facility borrowings which were classified as noncurrent as of December 31, 2022. QVC classifies obligations as current when they are contractually required to be satisfied in the next twelve months.

QVC declared and paid dividends to Qurate Retail in the amount of $171 million from January 1, 2023 to March 1, 2023.

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
Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.
Item 14. Principal Accounting Fees and Services
Audit Fees and All Other Fees
The following table presents fees for professional audit services rendered by KPMG LLP and its international affiliates for the audit of QVC’s consolidated financial statements for 2022 and 2021 and fees billed for other services rendered by KPMG LLP:

	Year ended December 31,
	2022	2021
Audit fees (1)	$7,356,793	$6,471,976
Audit related fees	—	—
Audit and audit related fees	7,356,793	6,471,976
Tax fees (2)	147,113	94,533
Total fees	$7,503,906	$6,566,509
(1) For both years, fees for the annual audit of the Company’s consolidated financial statements included in the Company’s Form 10-K filing and review of financial statements included in the Company’s Form 10-Q filings. The amount also includes other services normally provided in connection with statutory and regulatory filings and engagements. Audit fees for 2021 also include fees for services in relation to reviews of registration statements.
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
•Audit related services as specified in the policy, including (i) due diligence services, (ii) financial statement audits of employee benefit plans, (iii) consultations with management as to the accounting or disclosure treatment of transactions, (iv) attest services not required by statute or regulation, (v) certain audits incremental to the audit of QVC’s consolidated financial statements, (vi) closing balance sheet audits related to dispositions, and (vii) general assistance with implementation of the requirements of certain SEC rules or listing standards; and
•Tax services as specified in the policy, including federal, state, local and international tax planning, compliance and review services, and tax due diligence and advice regarding mergers and acquisitions.

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
All services provided by QVC's independent auditor during 2022 and 2021 were approved in accordance with the terms of the policy.

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

4.9	Form of 6.250% Senior Secured Notes due 2068 (incorporated by reference to Exhibit 4.3 to the 2019 Form 8-A).
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
QVC, Inc.

Date: March 1, 2023	By:/s/ DAVID L. RAWLINSON II
David L. Rawlinson II
President and Chief Executive Officer (Principal Executive Officer)

Date: March 1, 2023	By:/s/ JAMES M. HATHAWAY
James M. Hathaway
Senior Vice President and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: March 1, 2023	By:/s/ JAMES M. HATHAWAY
James M. Hathaway
Chief Financial Officer of Qurate Retail Group, Inc., as Stockholder-Director of QVC, Inc.

Date: March 1, 2023	By:/s/ DAVID L. RAWLINSON II
David L. Rawlinson II
President and Chief Executive Officer (Principal Executive Officer)

Date: March 1, 2023	By:/s/ JAMES M. HATHAWAY
James M. Hathaway
Senior Vice President and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)