Form 10-Q
period 2023-03-31
QVC INC
filed 2023-05-05
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

QVC, Inc.
2023 QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(in millions, except share amounts)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$421	357
Restricted cash	9	10
Accounts receivable, less allowance for credit losses of $97 at March 31, 2023 and $102 at December 31, 2022	1,026	1,362
Inventories	1,027	1,035
Prepaid expenses and other current assets	122	144
Total current assets	2,605	2,908
Property and equipment, net of accumulated depreciation of $955 at March 31, 2023 and $929 at December 31, 2022	458	472
Operating lease right-of-use assets (note 6)	484	419
Television distribution rights, net (note 2)	124	72
Goodwill (note 3)	3,481	3,470
Other intangible assets, net (note 3)	3,170	3,184
Note receivable - related party (note 1)	1,740	1,740
Other noncurrent assets	57	68
Assets held for sale noncurrent (note 6)	—	71
Total assets	$12,119	12,404
Liabilities and equity
Current liabilities:
Current portion of debt and finance lease obligations (note 5)	$2	216
Accounts payable-trade	713	832
Accrued and other current liabilities (note 4)	830	968
Total current liabilities	1,545	2,016
Long-term portion of debt and finance lease obligations (note 5)	4,962	4,721
Deferred income taxes (note 8)	611	577
Other long-term liabilities (note 4)	537	518
Total liabilities	7,655	7,832
Commitments and contingencies (note 9)
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	10,821	10,869
Accumulated deficit	(6,161)	(6,080)
Accumulated other comprehensive loss (note 12)	(291)	(312)
Total QVC, Inc. stockholder's equity	4,369	4,477
Noncontrolling interest	95	95
Total equity	4,464	4,572
Total liabilities and equity	$12,119	12,404

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
(in millions)	2023	2022
Net revenue	$2,193	2,354
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,488	1,641
Operating	178	178
Selling, general and administrative, including stock-based compensation	325	294
Depreciation	23	35
Amortization	66	74
Restructuring and fire related costs, net of (recoveries) (note 13)	(4)	2
Gains on sale leaseback transactions	(113)	—
	1,963	2,224
Operating income	230	130
Other (expense) income:
(Losses) gains on financial instruments	(1)	1
Interest expense, net	(37)	(62)
Foreign currency (loss) gain	(6)	8
Other income	—	20
	(44)	(33)
Income before income taxes	186	97
Income tax expense	(51)	(41)
Net income	135	56
Less net income attributable to the noncontrolling interest	(13)	(14)
Net income attributable to QVC, Inc. stockholder	$122	42

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
(in millions)	2023	2022
Net income	$135	56
Foreign currency translation adjustments, net of tax	20	(60)
Total comprehensive income (loss)	155	(4)
Comprehensive income attributable to noncontrolling interest	(12)	(8)
Comprehensive income (loss) attributable to QVC, Inc. stockholder	$143	(12)

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
(in millions)	2023	2022
Operating activities:
Net income	$135	56
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	43	(14)
Foreign currency loss (gain)	6	(8)
Depreciation	23	35
Amortization	66	74
Change in fair value of financial instruments and noncash interest	1	(1)
Stock-based compensation	9	8
Change in other long-term liabilities	(53)	—
Other charges, net	25	(10)
Gains on sale leaseback transactions	(113)	—
Gain on insurance proceeds, net of fire related costs	(17)	—
Insurance proceeds received for operating expenses	37	—
Change in operating assets and liabilities
Decrease in accounts receivable	299	367
Decrease (increase) in inventories	13	(119)
Decrease (increase) in prepaid expenses and other current assets	25	(3)
Decrease in accounts payable-trade	(129)	(178)
Decrease in accrued liabilities and other	(193)	(225)
Net cash provided by (used in) operating activities	177	(18)
Investing activities:
Capital expenditures	(40)	(34)
Expenditures for television distribution rights	(38)	(2)
Insurance proceeds received for fixed asset loss	18	—
Proceeds from derivative instruments	167	—
Payments for derivative instruments	(179)	—
Changes in other noncurrent assets	(1)	(2)
Proceeds from sale of fixed assets	198	—
Other investing activities	—	20
Net cash provided by (used in) investing activities	125	(18)
Financing activities:
Principal payments of debt and finance lease obligations	(403)	(176)
Principal borrowings of debt from senior secured credit facility	585	368
Principal repayment of senior secured notes	(214)	—
Dividends paid to Qurate Retail, Inc.	(199)	(112)
Dividends paid to noncontrolling interest	(12)	(14)
Withholding taxes on net share settlements of stock-based compensation	—	(5)
Net cash (used in) provided by financing activities	(243)	61
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	4	(13)
Net increase in cash, cash equivalents and restricted cash	63	12
Cash, cash equivalents and restricted cash, beginning of period	367	519
Cash, cash equivalents and restricted cash, end of period	$430	531

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2021	1	$—	10,687	(2,942)	(146)	122	7,721
Net income	—	—	—	42	—	14	56
Foreign currency translation adjustments, net of tax	—	—	—	—	(54)	(6)	(60)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(112)	—	(14)	(126)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	2	—	—	—	2
Withholding taxes on net share settlements of stock-based compensation	—	—	(5)	—	—	—	(5)
Stock-based compensation	—	—	8	—	—	—	8
Common control transaction with Qurate Retail, Inc.	—	—	(49)	—	—	—	(49)
Balance, March 31, 2022	1	$—	10,643	(3,012)	(200)	116	7,547

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2022	1	$—	10,869	(6,080)	(312)	95	4,572
Net income	—	—	—	122	—	13	135
Foreign currency translation adjustments, net of tax	—	—	—	—	21	(1)	20
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(199)	—	(12)	(211)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(4)	—	—	(4)
Stock-based compensation	—	—	9	—	—	—	9
Common control transaction with Qurate Retail, Inc	—	—	(57)	—	—	—	(57)
Balance, March 31, 2023	1	$—	10,821	(6,161)	(291)	95	4,464

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
In the United States ("U.S."), QVC's televised shopping programs, including live and recorded content, are distributed across multiple channels nationally on a full-time basis, including QVC, QVC2, QVC3, HSN and HSN2. The Company's U.S. programming is also available on QVC.com and HSN.com, which we refer to as our "U.S. websites"; virtual multichannel video programming distributors (including Hulu + Live TV, DirecTV Stream, and YouTube TV); applications via streaming video; Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex and Samsung TV Plus; mobile applications; social media pages and over-the-air broadcasters.
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
Internationally, QVC's televised shopping programs, including live and recorded content, are distributed to households outside of the U.S., primarily in Germany, Austria, Japan, the United Kingdom ("U.K."), the Republic of Ireland and Italy. In some of the countries where QVC operates, QVC's televised shopping programs are distributed across multiple QVC channels: QVC Style and QVC2 in Germany and QVC Beauty, QVC Extra and QVC Style in the U.K. Similar to the U.S., our international businesses also engage customers via websites, mobile applications, and social media pages. QVC's international business employs product sourcing teams who select products tailored to the interests of each local market.
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the three months ended March 31, 2023 and 2022, QVC-Japan paid dividends to Mitsui of $12 million and $14 million, respectively.
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
During each of the three months ended March 31, 2023 and 2022, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. QVC allocated expenses of $2 million to Zulily for each of the three months ended March 31, 2023 and 2022. Zulily allocated expenses of $2 million to QVC for each of the three months ended March 31, 2023 and 2022.
In September 2020, QVC and Zulily executed a Master Promissory Note ("Promissory Note") whereby Zulily may borrow up to $100 million at a variable interest rate equal to the LIBOR rate plus an applicable margin rate. The Promissory Note matures in September 2030. There were no borrowings on the Promissory Note as of March 31, 2023 and December 31, 2022.
During each of the three months ended March 31, 2023 and 2022, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $6 million and $8 million to CBI for the three months ended March 31, 2023 and 2022, respectively. CBI allocated expenses of $1 million to QVC for each of the three months ended March 31, 2023 and 2022.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

On December 30, 2020, the Company and Liberty Interactive LLC ("LIC") completed an internal realignment of the Company's global finance structure that resulted in a common control transaction with Qurate Retail. As part of the common control transaction, LIC issued a promissory note (“LIC Note”) to a subsidiary of the Company with an initial face amount of $1.8 billion, a stated interest rate of 0.48% and a maturity of December 29, 2029. Interest on the LIC Note is paid annually. QVC recorded $2 million of related party interest income for each of the three months ended March 31, 2023 and 2022 included in interest expense, net in the consolidated statement of operations.

On June 27, 2022, Qurate Retail announced a five-point turnaround plan designed to stabilize and differentiate its core QxH and QVC-International businesses and expand the Company's leadership in video streaming commerce (“Project Athens”). Project Athens main initiatives include: (i) improve customer experience and grow relationships; (ii) rigorously execute core processes; (iii) lower cost to serve; (iv) optimize the brand portfolio; and (v) build new high growth businesses anchored in strength.
During 2022 QVC commenced the first phase of Project Athens including actions to reduce inventory and a planned workforce reduction. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan. During the three months ended March 31, 2023, QVC implemented a workforce reduction and recorded restructuring charges of $13 million in Restructuring and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.
The condensed consolidated financial statements include the accounts of QVC, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.
The accompanying (a) condensed consolidated balance sheet as of December 31, 2022, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in QVC's Annual Report on Form 10-K for the year ended December 31, 2022.
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

(2) Television Distribution Rights, Net
Television distribution rights consisted of the following:

(in millions)	March 31, 2023	December 31, 2022
Television distribution rights	$625	664
Less accumulated amortization	(501)	(592)
Television distribution rights, net	$124	72
The Company recorded amortization expense of $24 million and $31 million for the three months ended March 31, 2023 and 2022, respectively, related to television distribution rights.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
As of March 31, 2023, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2023	$65
2024	57
2025	2
2026	—
2027	—

(3) Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2023 were as follows:

(in millions)	QxH	QVC-International	Total
Balance as of December 31, 2022	$2,692	778	3,470
Exchange rate fluctuations	—	11	11
Balance as of March 31, 2023	$2,692	789	3,481
Other intangible assets consisted of the following:

	March 31, 2023			December 31, 2022
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$993	(703)	290	962	(670)	292
Affiliate and customer relationships	2,822	(2,646)	176	2,818	(2,630)	188
Debt origination fees	9	(3)	6	9	(3)	6
Trademarks (indefinite life)	2,698	—	2,698	2,698	—	2,698
	$6,522	(3,352)	3,170	6,487	(3,303)	3,184
The Company recorded amortization expense of $42 million and $43 million for the three months ended March 31, 2023 and 2022, respectively, related to other intangible assets.
As of March 31, 2023, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2023	$138
2024	160
2025	102
2026	72
2027	—

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(4) Accrued and Other Liabilities
Accrued and other current liabilities consisted of the following:

(in millions)	March 31, 2023	December 31, 2022
Accounts payable non-trade	$312	384
Allowance for sales returns	137	182
Accrued compensation and benefits	134	151
Other	247	251
	$830	968
Other long-term liabilities consisted of the following:

(in millions)	March 31, 2023	December 31, 2022
Operating lease liability	$446	377
Other	91	141
	$537	518

(5) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following:

(in millions)	March 31, 2023	December 31, 2022
4.375% Senior Secured Notes due 2023, net of original issue discount	$—	214
4.85% Senior Secured Notes due 2024, net of original issue discount	600	600
4.45% Senior Secured Notes due 2025, net of original issue discount	599	599
4.75% Senior Secured Notes due 2027	575	575
4.375% Senior Secured Notes due 2028	500	500
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
6.375% Senior Secured Notes due 2067	225	225
6.25% Senior Secured Notes due 2068	500	500
Senior secured credit facility (1)	1,297	1,057
Finance lease obligations	3	4
Less debt issuance costs, net	(34)	(36)
Total debt and finance lease obligations	4,964	4,937
Less current portion	(2)	(216)
Long-term portion of debt and finance lease obligations	$4,962	4,721
(1) Includes $57 million of Zulily's outstanding borrowings as of March 31, 2023.
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and have equal priority to the senior secured credit facility. The interest on QVC's senior secured notes is payable semi-annually with the exception of the 6.375% Senior Secured Notes due 2067 (the "2067 Notes") and the 6.25% Senior Secured Notes due 2068 (the "2068 Notes"), which is payable quarterly. The remaining outstanding 4.375% Senior Secured Notes due 2023 were repaid at maturity in March 2023.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
Senior Secured Credit Facility
On October 27, 2021, QVC entered into the Fifth Amended and Restated Credit Agreement with Zulily, CBI, and QVC Global, each a direct or indirect wholly owned subsidiary of Qurate Retail, as borrowers (collectively, the “Borrowers”). The Fifth Amended and Restated Credit Agreement is a multi-currency facility providing for a $3.25 billion revolving credit facility, with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. The Fifth Amended and Restated Credit Agreement may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings bear interest at either the alternate base rate (“ABR Rate”) or a LIBOR-based rate (or the applicable non-U.S. Dollar equivalent rate) (“Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if Zulily, CBI, QVC Global or any other borrower (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid may be reborrowed. The facility matures on October 27, 2026. Payment of loans may be accelerated following certain customary events of default.
In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the senior secured credit facility plus any additional amount it expects to repay on behalf of Zulily or CBI. There was $57 million borrowed by Zulily on the senior secured credit facility as of March 31, 2023, all of which QVC expects to repay on behalf of Zulily. There were no borrowings by Zulily outstanding on the Fifth Amended and Restated Credit Agreement as of December 31, 2022. QVC recorded a liability for Zulily's outstanding borrowings as part of a common control transaction with Qurate Retail. The liability for Zulily's outstanding borrowings is included in the long-term portion of debt and finance lease obligations on the condensed consolidated balance sheets. QVC recorded a $57 million and $49 million liability for Zulily's additional borrowings during the three months ended March 31, 2023 and 2022, respectively, which was treated as a return of capital in the consolidated statements of equity. As of March 31, 2023 and December 31, 2022, there was $48 million and $18 million borrowed by CBI on the senior secured credit facility, none of which the Company expects to repay on behalf of CBI.
Availability under the Fifth Amended and Restated Credit Agreement at March 31, 2023 was $1.88 billion. The interest rate on the senior secured credit facility was 6.3% and 1.8% at March 31, 2023 and 2022, respectively.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
Other Debt Related Information
QVC was in compliance with all of its debt covenants as of March 31, 2023.
There are no restrictions under the debt agreements on QVC's ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or the Fifth Amended and Restated Credit Agreement and (i) with respect to QVC’s senior secured notes, QVC's consolidated leverage ratio would be no greater than 3.5 to 1.0 (“senior secured notes leverage basket”) and (ii) with respect to the Fifth Amended and Restated Credit Agreement, the consolidated net leverage ratio for QVC, QVC Global, Zulily and CBI, would be no greater than 4.0 to 1.0. As of March 31, 2023, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends under the senior secured notes to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement (the “Tax Agreement”) in respect of certain tax obligations of QVC and its subsidiaries.
The weighted average interest rate applicable to all of the outstanding debt (excluding finance leases) prior to amortization of bond discounts and related debt issuance costs was 5.4% and 4.6% as of March 31, 2023 and 2022, respectively.

(6) Leases
In November 2022, QVC-International entered into agreements to sell two properties located in Germany and the U.K. to an independent third party. Under the terms of the agreements, QVC received net cash proceeds of $102 million related to its German facility and $80 million related to its U.K. facility when the sale closed in January 2023. Concurrent with the sale, the Company entered into agreements to lease each of the properties back from the purchaser over an initial term of 20 years with the option to extend the terms of the property leases for up to four consecutive terms of five years. QVC recognized a $69 million and $44 million gain related to the successful sale leaseback of the German and U.K. properties, respectively, during the first quarter of 2023 calculated as the difference between the aggregate consideration received and the carrying value of the properties. The Company accounted for the leases as operating leases and recorded a $42 million and $32 million right-of-use asset and operating lease liability for the German and U.K. properties, respectively.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(7) Revenue

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended March 31, 2023			Three months ended March 31, 2022
(in millions)	QxH	QVC-International	Total	QxH	QVC-International	Total
Home	$635	237	872	649	273	922
Apparel	295	113	408	296	117	413
Beauty	246	133	379	261	145	406
Accessories	192	51	243	202	55	257
Electronics	110	17	127	147	26	173
Jewelry	77	39	116	87	52	139
Other revenue	46	2	48	42	2	44
Total net revenue	$1,601	592	2,193	1,684	670	2,354

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

For the three months ended March 31, 2023 and 2022, the Company recorded a tax provision of $51 million and $41 million, respectively, which represented an effective tax rate of 27.4% and 42.3%, respectively. The 2023 rate differs from the U.S. federal income tax rate of 21% due to state and foreign tax expense, and permanent items. The effective tax rate for the three months ended March 31, 2023 has decreased from the corresponding period in the prior year primarily due to state and foreign tax including the reversal of tax expense accrued in prior periods related to the settlement of state income tax reserves. These drivers were impacted by the current year's relative increase in U.S. pretax income as a percentage of consolidated pretax income in comparison to the prior year.

The Company participates in a consolidated federal return filing with Qurate Retail. As of March 31, 2023, the Company's tax years through 2017 are closed for federal income tax purposes, and the Internal Revenue Service ("IRS") has completed its examination of the Company's tax years through 2020. The Company's 2021, 2022 and 2023 tax years are being examined currently as part of the Qurate Retail consolidated return under the IRS's Compliance Assurance Process program. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of March 31, 2023, the Company was under examination in Colorado, Florida, Maine, Minnesota, New Jersey, Pennsylvania, New York City, Germany and the U.K.

The Company is a party to the Tax Agreement with Qurate Retail. The Tax Agreement establishes the methodology for the calculation and payment of income taxes in connection with the consolidation of the Company with Qurate Retail for income tax purposes. Generally, the Tax Agreement provides that the Company will pay Qurate Retail an amount equal to the tax liability, if any, that it would have if it were to file as a consolidated group separate and apart from Qurate Retail, with exceptions for the treatment and timing of certain items, including but not limited to deferred intercompany transactions, credits, and net operating and capital losses. To the extent that the separate company tax expense is different from the payment terms of the Tax Agreement, the difference is recorded as either a dividend or capital contribution.

The amounts of the tax-related payable due to Qurate Retail as of March 31, 2023 and December 31, 2022 were $24 million and $23 million, respectively, and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.

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
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at March 31, 2023 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$81	81	—	—
Long-term liabilities:
Debt (note 5)	3,079	245	2,834	—

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

		Fair value measurements at December 31, 2022 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$64	64	—	—
Current liabilities:
Debt (note 5)	213	—	213	—
Foreign currency forward	10	—	10	—
Long-term liabilities:
Debt (note 5)	3,520	346	3,174	—
Interest Rate Swap Arrangement
In July 2019, the Company entered into a three-year interest swap arrangement with a notional amount of $125 million to mitigate the interest rate risk associated with interest payments related to its variable rate debt. The swap arrangement did not qualify as a cash flow hedge under U.S. GAAP. Changes in the fair value of the swap arrangement are reflected in (losses) gains on financial instruments in the consolidated statements of operations. The swap arrangement expired in July 2022.
Foreign Currency Forward Contract
On October 31, 2022, the Company entered into foreign currency forward contracts with an aggregate notional amount of $167 million to mitigate the foreign currency risk associated with the sale and leaseback of Germany and U.K. properties. The forward did not qualify as a cash flow hedge under U.S. GAAP. Changes in the fair value of the forward are reflected in (losses) gains on financial instruments in the consolidated statements of operations. The forward was in a net liability position of $10 million as of December 31, 2022, which was included in accrued and other current liabilities. The contract expired in January 2023 which resulted in a net cash settlement of $12 million.

(11) Information about QVC's Operating Segments
The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as net revenue, Adjusted OIBDA (defined below), gross margin, average sales price per unit, number of units shipped and revenue or sales per customer. For segment reporting purposes, the Company defines Adjusted OIBDA, as net revenue less cost of goods sold (excluding fire related costs, net of recoveries and Rocky Mount inventory losses, see note 13), operating expenses, and selling, general and administrative expenses (excluding stock-based compensation and restructuring costs). The Company believes this measure is an important indicator of the operational strength and performance of its segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking among the Company's businesses and identify strategies to improve performance. This measure of performance excludes depreciation, amortization, impairment losses, gains on sale leaseback transactions, restructuring and fire related costs, net of recoveries, Rocky Mount inventory losses and stock-based compensation that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
For the three months ended March 31, 2023 and 2022, QVC identified QxH and QVC-International as its two reportable segments. Both operating segments are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the Internet and mobile applications in certain markets.
Performance measures

	Three months ended March 31,
	2023		2022
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QxH	$1,601	139	1,684	225
QVC-International	592	72	670	104
Consolidated QVC	$2,193	211	2,354	329
Other information

	Three months ended March 31,
	2023		2022
(in millions)	Depreciation	Amortization	Depreciation	Amortization
QxH	$15	63	23	71
QVC-International	8	3	12	3
Consolidated QVC	$23	66	35	74

	March 31, 2023
(in millions)	Total assets	Capital expenditures	Property and equipment, net
QxH	$10,196	33	270
QVC-International	1,923	7	188
Consolidated QVC	$12,119	40	458
The following table provides a reconciliation of Adjusted OIBDA to operating income and income before income taxes:

	Three months ended March 31,
(in millions)	2023	2022
Adjusted OIBDA	$211	329
Gains on sale leaseback transactions	113	—
Restructuring and fire related costs, net of (recoveries) (including Rocky Mount inventory losses)	4	(82)
Stock-based compensation	(9)	(8)
Depreciation and amortization	(89)	(109)
Operating income	230	130
(Losses) gains on financial instruments	(1)	1
Interest expense, net	(37)	(62)
Foreign currency (loss) gain	(6)	8
Other income	—	20
Income before income taxes	$186	97

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(12) Other Comprehensive Income (Loss)
The change in the component of accumulated other comprehensive loss, net of taxes ("AOCL"), is summarized as follows:

(in millions)	Foreign currency translation adjustments	AOCL
Balance at January 1, 2023	(312)	(312)
Other comprehensive income attributable to QVC, Inc. stockholder	21	21
Balance at March 31, 2023	(291)	(291)

Balance at January 1, 2022	(146)	(146)
Other comprehensive loss attributable to QVC, Inc. stockholder	(54)	(54)
Balance at March 31, 2022	(200)	(200)
The component of other comprehensive income is reflected in QVC's condensed consolidated statements of comprehensive income, net of taxes. The following table summarizes the tax effects related to the component of other comprehensive loss:

(in millions)	Before-tax amount	Tax benefit (expense)	Net-of-tax amount
Three months ended March 31, 2023
Foreign currency translation adjustments	$21	(1)	20
Other comprehensive income	21	(1)	20

Three months ended March 31, 2022
Foreign currency translation adjustments	$(61)	1	(60)
Other comprehensive loss	(61)	1	(60)

(13) Fire at Rocky Mount Fulfillment Center

On December 18, 2021, QVC experienced a fire at its Rocky Mount fulfillment center in North Carolina. Rocky Mount was the Company’s second-largest fulfillment center for QxH and the Company’s primary returns center for hard goods. The Company maintains property, general liability and business interruption insurance coverage. Based on the provisions of QVC’s insurance policies, the Company records estimated insurance recoveries for fire related costs for which recovery is deemed probable. The Company determined that recovery of certain fire related costs was probable and recorded an insurance receivable.

As of December 31, 2022 the Company had an insurance receivable of $40 million recorded in accounts receivable in the consolidated balance sheet. During the three months ended March 31, 2023, the Company received $55 million of insurance proceeds of which $40 million was applied to the insurance receivable and $15 million was recognized as a gain, partially offset by $11 million of other fire related costs in fire related costs, net of (recoveries) in the condensed consolidated statement of operations. There was no remaining insurance receivable outstanding as of March 31, 2023.

In February 2023, QVC sold the Rocky Mount fulfillment center to an independent third party and received net cash proceeds of $15 million. QVC recognized a $13 million gain on the sale during the three months ended March 31, 2023 calculated as the difference between the aggregate consideration received and the carrying value of the property. The gain is included in fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

During the three months ended March 31, 2022, the Company incurred an additional $2 million of fire related costs, net of (recoveries). Additionally, for the three months ended March 31, 2022, the Company recorded an $80 million write-down related to Rocky Mount inventory which was included in Cost of goods sold. Due to the circumstances surrounding the write-down of the inventory, this write-down has been excluded from Adjusted OIBDA (as defined in note 11).

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

A business interruption claim was submitted to the insurance company; however, there can be no guarantee that all business interruption losses will be recovered. We expect to continue to record additional costs and recoveries until the insurance claim is fully settled.

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
•increases in market interest rates;
•changes in tariffs, trade policy and trade relations and the United Kingdom ("U.K.")'s exit from the European Union;
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
For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 10-K"). These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and the 2022 10-K.
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
On June 27, 2022, Qurate Retail announced a five-point turnaround plan designed to stabilize and differentiate its core QxH and QVC-International businesses and expand the Company's leadership in video streaming commerce (“Project Athens”). Project Athens main initiatives include: (i) improve customer experience and grow relationships; (ii) rigorously execute core processes; (iii) lower cost to serve; (iv) optimize the brand portfolio; and (v) build new high growth businesses anchored in strength. In support of Project Athens QVC’s strategies are as follows.
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
QVC is enhancing its core processes to deliver the human story telling experience behind a product while also sharing a clear and compelling value proposition. In order to rigorously execute core processes, QVC will optimize pricing and assortment by investing in enhanced Information Technology systems that will support real-time pricing and promotion adjustments at an item level. We will also focus on growing our private label brands to drive revenue and margin at productive scale.
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
During 2022 QVC commenced the first phase of Project Athens, including actions to reduce inventory and a planned workforce reduction. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan, and QVC expects to incur additional expenses related to Project Athens initiatives in future periods. During the three months ended March 31, 2023, QVC implemented a workforce reduction and recorded restructuring charges of $13 million in Restructuring and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.
QVC’s future net revenue will depend on its ability to grow through digital platforms, retain and grow revenue from existing customers, and attract new customers. QVC's future net revenue may also be affected by (i) the willingness of cable television and direct-to-home satellite system operators to continue carrying QVC's programming service; (ii) QVC's ability to maintain favorable channel positioning, which may become more difficult due to governmental action or from distributors converting analog customers to digital; (iii) changes in television viewing habits because of video-on-demand technologies and Internet video services; (iv) QVC's ability to source new and compelling products; and (v) general economic conditions.
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
The Company has seen inflationary pressures during the period including higher wages and merchandise costs. If these pressures persist, inflated costs may result in certain increased costs outpacing our pricing power in the near term.
On December 18, 2021, QVC experienced a fire at its Rocky Mount fulfillment center in North Carolina. Rocky Mount was the Company’s second-largest fulfillment center, processing approximately 25% to 30% of volume for QVC-U.S., and also served as QVC-U.S.’s primary returns center for hard goods. The building was significantly damaged as a result of the fire and related smoke and will not reopen. The Company took steps to mitigate disruption to operations including diverting inbound orders, leveraging its existing fulfillment centers and supplementing these facilities with short-term leased space as needed. QVC sold the property in February 2023, received net cash proceeds of $15 million and recognized a $13 million gain on the sale in fire related costs, net of (recoveries) during the three months ended March 31, 2023. We are currently evaluating long-term alternatives to alleviate the strain on our network caused by the loss of the Rocky Mount fulfillment center.

Based on the provisions of QVC’s insurance policies and discussions with insurance carriers, the Company determined that recovery of certain fire related costs was probable, and recorded an insurance receivable. As of December 31, 2022, the Company recorded cumulative fire related costs of $407 million, including $119 million of costs that will not be reimbursed by QVC’s insurance policies, estimated insurance recoveries of $288 million for which recovery was deemed probable, received cumulative insurance proceeds of $380 million and recorded a gain on insurance proceeds received in excess of fire losses of $132 million in restructuring and fire related costs, net of (recoveries). As of December 31, 2022, the Company recorded an insurance receivable, net of advance proceeds received, of $40 million in accounts receivable in the condensed consolidated balance sheet.
During the three months ended March 31, 2023, the Company received $55 million of insurance proceeds of which $40 million was applied to the insurance receivable and $15 million was recognized as a gain, partially offset by $11 million of other fire related costs in fire related costs, net of (recoveries) in the condensed consolidated statement of operations. There was no remaining insurance receivable outstanding as of March 31, 2023.

We submitted our business interruption claim with the insurance company and are still in the process of assessing the valuation of loss with our insurer; there can be no guarantee that all business interruption losses will be recovered. We expect to continue to record additional costs and recoveries until the insurance claim is fully settled. While the Company took steps to minimize the overall impact to the business, we experienced increased warehouse and logistics costs during the three months ended March 31, 2023 and 2022 and anticipate these increased warehouse and logistics costs to continue during 2023.
In November 2022, QVC-International entered into agreements to sell two properties located in Germany and the U.K. to an independent third party. Under the terms of the agreements, QVC received net cash proceeds of $102 million related to its German facility and $80 million related to its U.K. facility when the sale closed in January 2023. Concurrent with the sale, the Company entered into agreements to lease each of the properties back from the purchaser over an initial term of 20 years with the option to extend the terms of the property leases for up to four consecutive terms of five years. QVC recognized a $69 million and $44 million gain related to the successful sale leaseback of the German and U.K. properties, respectively, during the first quarter of 2023 calculated as the difference between the aggregate consideration received and the carrying value of the properties. The Company accounted for the leases as operating leases and recorded a $42 million and $32 million right-of-use asset and operating lease liability for the German and U.K. properties, respectively.
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

Results of Operations
QVC's operating results were as follows:

	Three months ended March 31,
(in millions)	2023	2022
Net revenue	$2,193	2,354
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation, amortization and Rocky Mount inventory losses shown below)	1,488	1,561
Operating	178	178
Selling, general and administrative, excluding stock-based compensation	316	286
Adjusted OIBDA (defined below)	211	329
Restructuring and fire related costs, net of (recoveries) (including Rocky Mount inventory losses) (see note 13)	(4)	82
Gains on sale leaseback transactions	(113)	—
Stock-based compensation	9	8
Depreciation	23	35
Amortization	66	74
Operating income	230	130
Other (expense) income:
(Losses) gains on financial instruments	(1)	1
Interest expense, net	(37)	(62)
Foreign currency (loss) gain	(6)	8
Other income	—	20
	(44)	(33)
Income before income taxes	186	97
Income tax expense	(51)	(41)
Net income	135	56
Less net income attributable to the noncontrolling interest	(13)	(14)
Net income attributable to QVC, Inc. stockholder	$122	42
Net revenue
Net revenue by segment was as follows:

	Three months ended March 31,
(in millions)	2023	2022
QxH	$1,601	1,684
QVC-International	592	670
Consolidated QVC	$2,193	2,354
QVC's consolidated net revenue decreased 6.8% for the three months ended March 31, 2023, as compared to the corresponding period in the prior year. The three month decrease in net revenue is primarily due to a 6.0% decrease in units shipped, $57 million in unfavorable foreign exchange rates and a $19 million decrease in shipping and handling revenue primarily at QxH. These declines were partially offset by a 2.9% increase in average selling price per unit ("ASP").

During the three months ended March 31, 2023 and 2022, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
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
The percentage change in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended March 31, 2023
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	(4.9)%	—%	(4.9)%
QVC-International	(11.6)%	(8.3)%	(3.3)%
QxH's net revenue decline for the three months ended March 31, 2023 was primarily due to a 5.5% decrease in units shipped and a $17 million decrease in shipping and handling revenue, which was partially offset by a 2.1% increase in ASP. For the three months ended March 31, 2023, QxH experienced shipped sales declines across all categories.
QVC-International's net revenue decline in constant currency for the three months ended March 31, 2023 was primarily due to a 7.1% decrease in units shipped across all markets. This decline was partially offset by a 4.8% increase in ASP across all markets except the U.K. For the three months ended March 31, 2023, QVC-International experienced shipped sales growth in constant currency in apparel, accessories and beauty with declines across all other product categories.
Cost of goods sold (excluding depreciation, amortization and fire related costs, net)
QVC's cost of goods sold as a percentage of net revenue was 67.9% and 66.3% for the three months ended March 31, 2023 and 2022, respectively. The increase in cost of goods sold as a percentage of revenue for the three months ended March 31, 2023 is primarily due to higher fulfillment costs across both segments and product margin pressure primarily at QxH. Higher fulfillment costs include higher rent expense as a result of warehouses sold and leased back during the prior year and current period as well as higher labor costs. The increase in cost of goods sold was partially offset by lower inventory obsolescence at QxH due to lower levels of inventory in the current period.

Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses were 8.1% and 7.6% of net revenue for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, the increase in operating expenses as a percent of sales was primarily due to an increase in commissions expense at QxH related to fixed commissions payments, partially offset by favorable exchange rates.
Selling, general and administrative expenses (excluding transaction related costs and stock-based compensation)
QVC's selling, general, and administrative expenses (excluding stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, and marketing and advertising expenses. Such expenses increased $30 million, and as a percentage of net revenue, increased from 12.1% to 14.4% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase was primarily due to a $28 million increase in consulting expenses primarily related to Project Athens, mainly at QxH and a $12 million increase in personnel costs across both segments. These increases were partially offset by a $9 million decrease in marketing expenses and $8 million in favorable exchange rates.

Restructuring and fire related costs, net of (recoveries) (including Rocky Mount inventory losses)
QVC recorded a gain of $4 million and a loss of $82 million for the three months ended March 31, 2023 and 2022, respectively, in restructuring and fire related costs, net of recoveries. For the three months ended March 31, 2023, the gain related to a $15 million gain on insurance proceeds received in excess of fire losses and a $13 million gain on the sale of the Rocky Mount property partially offset by $13 million of restructuring costs related to workforce reduction and $11 million of other fire related costs. For the three months ended March 31, 2022, the loss was due to an $80 million write-down related to Rocky Mount inventory and $2 million of fire related costs. Fire related costs, net includes expenses directly related to the Rocky Mount fulfillment center fire net of expected and received insurance recoveries and gain on the sale of the Rocky Mount property. Expenses indirectly related to the Rocky Mount fulfillment center fire, including operational inefficiencies, are primarily included in Cost of goods sold. These indirect expenses have been submitted as part of our business interruption insurance claim; however, there can be no guarantee they will be recovered.
Gains on sale leaseback transactions
QVC recorded $113 million of gains on sale leaseback transactions for the three months ended March 31, 2023. The gains related to the sale leaseback of two properties located in Germany and the U.K. There were no gains on sale leaseback transactions recorded for the three months ended March 31, 2022.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $9 million and $8 million of stock-based compensation expense for the three months ended March 31, 2023 and 2022, respectively.
Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended March 31,
(in millions)	2023	2022
Customer relationships	12	12
Other technology	4	4
Acquisition related amortization	16	16
Property and equipment	23	35
Software amortization	26	27
Channel placement amortization and related expenses	24	31
Total depreciation and amortization	$89	109
For the three months ended March 31, 2023, property and equipment depreciation decreased primarily due to assets disposed of related to the six owned and operated U.S. properties sold and leased back during 2022 and the Germany and the U.K. properties sold and leased back during the first quarter of 2023. The decrease in channel placement amortization and related expenses for the three months ended March 31, 2023 is due to adjustments recognized related to lower subscriber counts.
Interest expense, net
For the three months ended March 31, 2023, consolidated interest expense, net decreased $25 million or 40% as compared to the corresponding period in the prior year. The decrease in interest expense is primarily due to the reversal of interest expense accrued in prior periods related to the settlement of state income tax reserves during the current period, partially offset by higher interest expense as a result of higher outstanding debt and a higher interest rate on the senior secured credit facility.

Foreign currency gain (loss)
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. For the three months ended March 31, 2023, the change in foreign currency gain (loss) was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.
Income taxes
Our effective tax rate was 27.4% and 42.3% for the three months ended March 31, 2023 and 2022, respectively. The 2023 rate differs from the U.S. federal income tax rate of 21% due primarily to state and foreign tax expense. The effective tax rate for the three months ended March 31, 2023 has decreased from the corresponding period in the prior year primarily due to state and foreign tax including the reversal of tax expense accrued in prior periods related to the settlement of state income tax reserves. These drivers were impacted by the current year's relative increase in U.S. pretax income as a percentage of consolidated pretax income in comparison to the prior year.

Adjusted Operating Income before Depreciation and Amortization (Adjusted OIBDA)
To provide investors with additional information regarding our financial statements, we disclose Adjusted OIBDA, which is a non-U.S. generally accepted accounting principles (" U.S. GAAP") measure. QVC defines Adjusted OIBDA as operating income plus depreciation and amortization, stock-based compensation and excluding restructuring and fire related costs, net of recoveries (including Rocky Mount inventory losses) and gains on sale leaseback transactions. QVC's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate the businesses and make decisions about allocating resources among the businesses. QVC believes that this is an important indicator of the operational strength and performance of the segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows QVC to view operating results, perform analytical comparisons and perform benchmarking among its businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.
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

	Three months ended March 31,
(in millions)	2023	2022
Operating income	$230	130
Depreciation and amortization	89	109
Stock-based compensation	9	8
Restructuring and fire related costs, net of (recoveries) (including Rocky Mount inventory losses) (see note 13)	(4)	82
Gains on sale leaseback transactions	(113)	—
Adjusted OIBDA	$211	329

QVC Adjusted OIBDA decreased by $118 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease is comprised of an $86 million decrease at QxH and a $32 million decrease at QVC-International.
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
As of March 31, 2023, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
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
The senior secured notes permit QVC to make unlimited dividends or other restricted payments so long as QVC is not in default under the indentures governing the senior secured notes and QVC’s consolidated leverage ratio is not greater than 3.5 to 1.0 (the “senior secured notes leverage basket”). As of March 31, 2023, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.
Senior Secured Credit Facility
On October 27, 2021, QVC entered into the Fifth Amended and Restated Credit Agreement with Zulily, CBI, and QVC Global, each a direct or indirect wholly owned subsidiary of Qurate Retail, as borrowers (collectively, the “Borrowers”). The Fifth Amended and Restated Credit Agreement is a multi-currency facility providing for a $3.25 billion revolving credit facility, with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. The Fifth Amended and Restated Credit Agreement may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings bear interest at either the alternate base rate (“ABR Rate”) or a LIBOR-based rate (or the applicable non-U.S. Dollar equivalent rate) (“Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if Zulily, CBI, QVC Global or any other borrower (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid may be reborrowed. The facility matures on October 27, 2026. Payment of loans may be accelerated following certain customary events of default.
Availability under the Fifth Amended and Restated Credit Agreement at March 31, 2022 was $1.88 billion. The interest rate on the senior secured credit facility was 6.3% and 1.8% at March 31, 2023 and 2022, respectively.
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

Summarized financial information for the year-to-date interim period and the most recent annual period was as follows:

Combined Parent-QVC, Inc. and Subsidiary Guarantors
March 31, 2023
Current assets	$1,804
Intercompany payable to non-guarantor subsidiaries	(2,790)
Note receivable - related party	1,740
Noncurrent assets	6,334
Current liabilities	1,005
Noncurrent liabilities	5,840

Combined Parent-QVC, Inc. and Subsidiary Guarantors
December 31, 2022
Current assets	$2,086
Intercompany payable to non-guarantor subsidiaries	(2,746)
Note receivable - related party	1,740
Noncurrent assets	6,316
Current liabilities	1,495
Noncurrent liabilities	5,612

Combined Parent-QVC, Inc. and Subsidiary Guarantors
Three months ended March 31, 2023
Net revenue	$1,751
Net revenue less cost of goods sold	697
Income before taxes	70
Net income	135
Net income attributable to QVC, Inc. Stockholder	122

Combined Parent-QVC, Inc. and Subsidiary Guarantors
Year ended December 31, 2022
Net revenue	$8,043
Net revenue less cost of goods sold	3,030
Loss before taxes	(2,018)
Net income	(1,810)
Net loss attributable to QVC, Inc. Stockholder	(1,867)

Other Debt Related Information
QVC was in compliance with all of its debt covenants as of March 31, 2023.
There are no restrictions under the debt agreements on QVC’s ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or the Fifth Amended and Restated Credit Agreement and (i) with respect to QVC’s senior secured notes, QVC’s consolidated leverage ratio would be no greater than 3.5 to 1.0 and (ii) with respect to the Fifth Amended and Restated Credit Agreement, the consolidated net leverage basket for QVC, QVC Global, Zulily and CBI, would be no greater than 4.0 to 1.0. As of March 31, 2023, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends under the senior secured notes to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.
QVC’s debt credit ratings were downgraded during the quarter ended March 31, 2023 as follows: (i) Fitch Ratings downgraded QVC’s long-term issuer default ratings from “BB-” to “B” and QVC’s senior secured rating from “BB+” to “B+”; (ii) S&P Global downgraded QVC’s senior secured rating from “B+” to “B-”; and (iii) Moody’s downgraded QVC’s senior secured debt ratings from “Ba3” to “B2”.

Additional Cash Flow Information
During the three months ended March 31, 2023, QVC's primary uses of cash were $403 million of principal payments of the senior secured credit facility and finance lease obligations, $214 million of principal repayment of senior secured notes, $199 million of dividends to Qurate Retail, $78 million of capital and television distribution rights expenditures and $12 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $585 million of principal borrowings from the senior secured credit facility, $198 million in proceeds from sale of fixed assets and $177 million of cash provided by operating activities. As of March 31, 2023, QVC's cash, cash equivalents and restricted cash balance was $430 million.
During the three months ended March 31, 2022, QVC's primary uses of cash were $176 million of principal payments of the senior secured credit facility and finance lease obligations, $112 million of dividends to Qurate Retail, $36 million of capital and television distribution rights expenditures, $18 million of cash used in operating activities and $14 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $368 million of principal borrowings from the senior secured credit facility. As of March 31, 2022, QVC's cash, cash equivalents balance and restricted cash was $531 million.
The change in cash provided by operating activities for the three months ended March 31, 2023 compared to the previous year was primarily due to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
As of March 31, 2023, $240 million of the $430 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 58% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.

Other
QVC’s material cash requirements for 2023, outside of normal operating expenses, include the costs to service outstanding debt, expenditures for affiliation agreements with television providers, and capital expenditures expected to be between $200 and $245 million, including $40 million already expended for the three months ended March 31, 2023. The Company also may make dividend payments to Qurate Retail. Refer to the off-balance sheet arrangements and aggregate contractual obligations table below for a summary of other material cash requirements as of March 31, 2023. The Company expects that cash on hand and cash provided by operating activities in future periods and outstanding borrowing capacity will be sufficient to fund projected uses of cash.
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
Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of cash requirements, both accrued and off-balance sheet, under our contractual obligations as of March 31, 2023 is summarized below:

	Payments due by period
(in millions)	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total
Long-term debt (1)	$—	600	600	1,297	575	1,925	4,997
Interest payments (2)	186	261	234	206	121	2,302	3,310
Finance lease obligations (including imputed interest)	2	1	—	—	—	—	3
Operating lease obligations	61	80	70	64	64	815	1,154
(1) Amounts exclude Finance lease obligations and the issue discounts on the 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at March 31, 2023:

(in millions, except percentages)	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	600	600	—	575	1,925	3,700	1,782
Weighted average interest rate on fixed rate debt	—%	4.9%	4.5%	—%	4.8%	5.6%	5.1%	N/A
Variable rate debt	$—	—	—	1,297	—	—	1,297	1,297
Average interest rate on variable rate debt	—%	—%	—%	6.3%	—%	—%	6.3%	N/A
(1) Amounts exclude finance lease obligations and the issue discounts on the 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
N/A - Not applicable.
Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three months ended March 31, 2023 would have been impacted by approximately $1 million for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The Fifth Amended and Restated Credit Agreement provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of March 31, 2023, no borrowings in foreign currencies were outstanding.
On October 31, 2022, the Company entered into foreign currency forward contracts with an aggregate notional amount of $167 million to mitigate the foreign currency risk associated with the sale and leaseback of Germany and U.K. properties. The forward did not qualify as a cash flow hedge under U.S. GAAP. Changes in the fair value of the forward are reflected in (losses) gains on financial instruments in the consolidated statements of operations. The contract expired in January 2023 which resulted in a net cash settlement of $12 million.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2023 because of the material weakness in its internal control over financial reporting as discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 10-K”). Management is monitoring the implementation of the remediation plan described in the 2022 10-K, as described below.

Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting
In response to the material weakness described in the 2022 10-K, the Company developed a plan with oversight from the audit committee of the board of directors to remediate the material weakness. The remediation activities include:

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
The Company believes the foregoing efforts will remediate the material weakness described in the 2022 10-K. Because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of the material weakness will require on-going review and evidence of effectiveness prior to concluding that the controls are effective

PART II
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
*Filed herewith.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QVC, Inc.

Date: May 5, 2023	By:/s/ DAVID L. RAWLINSON II
David L. Rawlinson II
President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2023	By:/s/ BILL WAFFORD
Bill Wafford
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)