Form 10-Q
period 2023-06-30
QVC INC
filed 2023-08-04
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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

QVC, Inc.
2023 QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(in millions, except share amounts)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$649	357
Restricted cash	9	10
Accounts receivable, less allowance for credit losses of $91 at June 30, 2023 and $102 at December 31, 2022	919	1,362
Inventories	933	1,035
Prepaid expenses and other current assets	136	144
Total current assets	2,646	2,908
Property and equipment, net of accumulated depreciation of $965 at June 30, 2023 and $929 at December 31, 2022	439	472
Operating lease right-of-use assets (note 5)	475	419
Television distribution rights, net (note 2)	129	72
Goodwill (note 3)	3,469	3,470
Other intangible assets, net (note 3)	3,146	3,184
Note receivable - related party (note 1)	1,740	1,740
Other noncurrent assets	57	68
Assets held for sale noncurrent (note 5)	—	71
Total assets	$12,101	12,404
Liabilities and equity
Current liabilities:
Current portion of debt and finance lease obligations (note 4)	$424	216
Accounts payable-trade	623	832
Accrued liabilities	762	911
Other current liabilities	49	57
Total current liabilities	1,858	2,016
Long-term portion of debt and finance lease obligations (note 4)	4,482	4,721
Deferred income taxes (note 6)	619	577
Long-term operating lease liabilities	441	377
Other long-term liabilities	84	141
Total liabilities	7,484	7,832
Commitments and contingencies (note 7)
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	10,886	10,869
Accumulated deficit	(6,050)	(6,080)
Accumulated other comprehensive loss	(308)	(312)
Total QVC, Inc. stockholder's equity	4,528	4,477
Noncontrolling interest	89	95
Total equity	4,617	4,572
Total liabilities and equity	$12,101	12,404

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Net revenue	$2,224	2,392	4,417	4,746
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,456	1,608	2,944	3,249
Operating	177	179	355	357
Selling, general and administrative, including stock-based compensation	340	303	665	597
Depreciation	22	32	45	67
Amortization	72	70	138	144
Restructuring and fire related costs, net of (recoveries) (note 10)	(211)	1	(215)	3
Gains on sale of intangible asset and sale leaseback transactions	(6)	(243)	(119)	(243)
	1,850	1,950	3,813	4,174
Operating income	374	442	604	572
Other (expense) income:
(Losses) gains on financial instruments	—	—	(1)	1
Interest expense, net	(67)	(63)	(104)	(125)
Foreign currency (loss) gain	(3)	21	(9)	29
Gain (loss) on extinguishment of debt	10	(6)	10	(6)
Other income	—	—	—	20
	(60)	(48)	(104)	(81)
Income before income taxes	314	394	500	491
Income tax expense	(88)	(109)	(139)	(150)
Net income	226	285	361	341
Less net income attributable to the noncontrolling interest	(13)	(15)	(26)	(29)
Net income attributable to QVC, Inc. stockholder	$213	270	335	312

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Net income	$226	285	361	341
Foreign currency translation adjustments, net of tax	(24)	(143)	(4)	(203)
Total comprehensive income	202	142	357	138
Comprehensive income attributable to noncontrolling interest	(6)	(2)	(18)	(10)
Comprehensive income attributable to QVC, Inc. stockholder	$196	140	339	128

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
(in millions)	2023	2022
Operating activities:
Net income	$361	341
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	53	(14)
Foreign currency loss (gain)	9	(29)
Depreciation	45	67
Amortization	138	144
Change in fair value of financial instruments and noncash interest	1	(1)
Other charges, net	(7)	6
(Gain) loss on extinguishment of debt	(10)	6
Stock-based compensation	20	18
Gains on sale of intangible asset and leaseback transactions	(119)	(243)
Gain on insurance proceeds, net of fire related costs	(228)	—
Insurance proceeds received for operating expenses and business interruption losses	226	30
Change in operating assets and liabilities
Decrease in accounts receivable	400	416
Decrease (increase) in inventories	108	(81)
Decrease in prepaid expenses and other current assets	13	9
Decrease in accounts payable-trade	(213)	(331)
Decrease in accrued liabilities and other	(206)	(294)
Net cash provided by operating activities	591	44
Investing activities:
Capital expenditures	(79)	(81)
Expenditures for television distribution rights	(107)	(15)
Insurance proceeds received for fixed asset loss	54	70
Proceeds from derivative instruments	167	—
Payments for derivative instruments	(179)	—
Changes in other noncurrent assets	(1)	(4)
Proceeds from sale of fixed assets	200	256
Other investing activities	—	20
Net cash provided by investing activities	55	246
Financing activities:
Principal payments of debt and finance lease obligations	(515)	(876)
Principal borrowings of debt from senior secured credit facility	887	1,223
Principal repayment of senior secured notes	(396)	(536)
Payment of premium on redemption of senior secured notes	—	(6)
Dividends paid to Qurate Retail, Inc.	(300)	(121)
Dividends paid to noncontrolling interest	(24)	(27)
Withholding taxes on net share settlements of stock-based compensation	—	(5)
Net cash used in financing activities	(348)	(348)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(7)	(39)
Net increase (decrease) in cash, cash equivalents and restricted cash	291	(97)
Cash, cash equivalents and restricted cash, beginning of period	367	519
Cash, cash equivalents and restricted cash, end of period	$658	422

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2021	1	$—	10,687	(2,942)	(146)	122	7,721
Net income	—	—	—	312	—	29	341
Foreign currency translation adjustments, net of tax	—	—	—	—	(184)	(19)	(203)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(121)	—	(27)	(148)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	4	—	—	—	4
Withholding taxes on net share settlements of stock-based compensation	—	—	(5)	—	—	—	(5)
Stock-based compensation	—	—	18	—	—	—	18
Common control transaction with Qurate Retail, Inc.	—	—	(76)	—	—	—	(76)
Balance, June 30, 2022	1	$—	10,628	(2,751)	(330)	105	7,652

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, March 31, 2022	1	$—	10,643	(3,012)	(200)	116	7,547
Net income	—	—	—	270	—	15	285
Foreign currency translation adjustments, net of tax	—	—	—	—	(130)	(13)	(143)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(9)	—	(13)	(22)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	2	—	—	—	2
Stock-based compensation	—	—	10	—	—	—	10
Common control transaction with Qurate Retail, Inc.	—	—	(27)	—	—	—	(27)
Balance, June 30, 2022	1	$—	10,628	(2,751)	(330)	105	7,652

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2022	1	$—	10,869	(6,080)	(312)	95	4,572
Net income	—	—	—	335	—	26	361
Foreign currency translation adjustments, net of tax	—	—	—	—	4	(8)	(4)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(300)	—	(24)	(324)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(5)	—	—	(5)
Stock-based compensation	—	—	17	—	—	—	17
Balance, June 30, 2023	1	$—	10,886	(6,050)	(308)	89	4,617

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, March 31, 2023	1	$—	10,821	(6,161)	(291)	95	4,464
Net income	—	—	—	213	—	13	226
Foreign currency translation adjustments, net of tax	—	—	—	—	(17)	(7)	(24)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(101)	—	(12)	(113)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	8	—	—	—	8
Common control transaction with Qurate Retail, Inc.	—	—	57	—	—	—	57
Balance, June 30, 2023	1	$—	10,886	(6,050)	(308)	89	4,617

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
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the six months ended June 30, 2023 and 2022, QVC-Japan paid dividends to Mitsui of $24 million and $27 million, respectively.
The Company is an indirect wholly-owned subsidiary of Qurate Retail, Inc. ("Qurate Retail") (Nasdaq: QRTEA, QRTEB and QRTEP), which owns Cornerstone Brands, Inc. ("CBI"), as well as other minority investments. QVC is part of the Qurate Retail Group ("QRG"), a portfolio of brands including QVC and CBI. Zulily, LLC (“Zulily”) was a wholly owned subsidiary of Qurate Retail until its divestiture on May 24, 2023.
During each of the six months ended June 30, 2023 and 2022, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. Prior to Qurate Retail's divestiture of Zulily, QVC allocated expenses of $3 million and $4 million to Zulily for the six months ended June 30, 2023 and 2022, respectively. Zulily allocated expenses of $2 million and $5 million to QVC for the six months ended June 30, 2023 and 2022, respectively.
In September 2020, QVC and Zulily executed a Master Promissory Note ("Promissory Note") whereby Zulily could borrow up to $100 million at a variable interest rate equal to the LIBOR rate plus an applicable margin rate. In connection with the Qurate Retail's divestiture of Zulily, the Promissory Note was terminated in May 2023. There were no borrowings on the Promissory Note as of December 31, 2022.
During each of the six months ended June 30, 2023 and 2022, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $13 million to CBI for each of the six months ended June 30, 2023 and 2022. CBI allocated expenses of $1 million to QVC for each of the six months ended June 30, 2023 and 2022.
On December 30, 2020, the Company and Liberty Interactive LLC ("LIC") completed an internal realignment of the Company's global finance structure that resulted in a common control transaction with Qurate Retail. As part of the common control transaction, LIC issued a promissory note (“LIC Note”) to a subsidiary of the Company with an initial face amount of

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
$1.8 billion, a stated interest rate of 0.48% and a maturity of December 29, 2029. Interest on the LIC Note is paid annually. QVC recorded $4 million of related party interest income for each of the six months ended June 30, 2023 and 2022, included in interest expense, net in the consolidated statement of operations.

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
During 2022 QVC commenced the first phase of Project Athens including actions to reduce inventory and a planned workforce reduction. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan. During the six months ended June 30, 2023, QVC implemented a workforce reduction and recorded restructuring charges of $13 million, in Restructuring and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.
The condensed consolidated financial statements include the accounts of QVC, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.

The accompanying (a) condensed consolidated balance sheet as of December 31, 2022, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in QVC's Annual Report on Form 10-K for the year ended December 31, 2022. Certain prior period balances were reclassified to conform to the current year's presentation.
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

(2) Television Distribution Rights, Net
Television distribution rights consisted of the following:

(in millions)	June 30, 2023	December 31, 2022
Television distribution rights	$607	664
Less accumulated amortization	(478)	(592)
Television distribution rights, net	$129	72
The Company recorded amortization expense of $26 million and $28 million for the three months ended June 30, 2023 and 2022, respectively, related to television distribution rights. For the six months ended June 30, 2023 and 2022, amortization expense for television distribution rights was $50 million and $59 million, respectively.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
As of June 30, 2023, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2023	$50
2024	72
2025	7
2026	—
2027	—

(3) Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2023 were as follows:

(in millions)	QxH	QVC-International	Total
Balance as of December 31, 2022	$2,692	778	3,470
Exchange rate fluctuations	—	(1)	(1)
Balance as of June 30, 2023	$2,692	777	3,469
Other intangible assets consisted of the following:

	June 30, 2023			December 31, 2022
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$1,015	(736)	279	962	(670)	292
Affiliate and customer relationships	2,823	(2,659)	164	2,818	(2,630)	188
Debt origination fees	9	(4)	5	9	(3)	6
Trademarks (indefinite life)	2,698	—	2,698	2,698	—	2,698
	$6,545	(3,399)	3,146	6,487	(3,303)	3,184
The Company recorded amortization expense of $46 million and $42 million for the three months ended June 30, 2023 and 2022, respectively, related to other intangible assets. For the six months ended June 30, 2023 and 2022, amortization expense for other intangible assets was $88 million and $85 million, respectively.
As of June 30, 2023, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2023	$106
2024	168
2025	109
2026	65
2027	—
QVC’s results have been challenged as a result of current business trends and global economic conditions. The Company will continue to monitor its current business performance versus the current and updated long-term forecasts, among other relevant considerations, to determine if the carrying value of its assets (including Goodwill and Trademarks) are appropriate. Future outlook declines in revenue, cash flows, or other factors could result in a sustained decrease in fair value that may result in a determination that material carrying value adjustments are required.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(4) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following:

(in millions)	June 30, 2023	December 31, 2022
4.375% Senior Secured Notes due 2023, net of original issue discount	$—	214
4.85% Senior Secured Notes due 2024, net of original issue discount	423	600
4.45% Senior Secured Notes due 2025, net of original issue discount	585	599
4.75% Senior Secured Notes due 2027	575	575
4.375% Senior Secured Notes due 2028	500	500
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
6.375% Senior Secured Notes due 2067	225	225
6.25% Senior Secured Notes due 2068	500	500
Senior secured credit facility	1,430	1,057
Finance lease obligations	3	4
Less debt issuance costs, net	(34)	(36)
Total debt and finance lease obligations	4,906	4,937
Less current portion	(424)	(216)
Long-term portion of debt and finance lease obligations	$4,482	4,721
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

During the second quarter of 2023, QVC purchased $177 million of the outstanding 4.85% Senior Secured Notes due 2024 (the "2024 Notes") and $15 million of the outstanding 4.45% Senior Secured Notes due 2025. As a result of the repurchases, the Company recorded a gain on extinguishment of debt in the condensed consolidated statements of operations of $10 million for the three and six months ended June 30, 2023. As of June 30, 2023, the remaining outstanding 2024 Notes are classified within the current portion of long term debt as they mature in less than one year.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
Senior Secured Credit Facility
On October 27, 2021, QVC entered into the Fifth Amended and Restated Credit Agreement with Zulily, CBI, and QVC Global, each a direct or indirect wholly owned subsidiary of Qurate Retail, as borrowers (collectively, the “Borrowers”). The Fifth Amended and Restated Credit Agreement is a multi-currency facility providing for a $3.25 billion revolving credit facility, with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. The Fifth Amended and Restated Credit Agreement may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings bear interest at either the alternate base rate (“ABR Rate”) or a LIBOR-based rate (or the applicable non-U.S. Dollar equivalent rate) (“Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if Zulily, CBI, QVC Global or any other borrower (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid may be reborrowed. The facility matures on October 27, 2026. Payment of loans may be accelerated following certain customary events of default. In connection with Qurate Retail's divestiture of Zulily (see note 1), Zulily is no longer a co-borrower in the Credit Facility, and Zulily repaid its outstanding borrowings under the Fifth Amended and Restated Credit Agreement using cash contributed from Qurate Retail.

On June 20, 2023, QVC, QVC Global and CBI, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto entered into a SOFR Transition and Other Agreements agreement whereby, in accordance with the Fifth Amended and Restated Credit Agreement, LIBOR-based rate loans denominated in US dollars made on or after June 30, 2023 would be replaced with Secured Overnight Financing Rate ("SOFR")-based rate loans. Borrowings that are SOFR-based loans will bear interest at a per annum rate equal to the applicable SOFR rate, plus a credit spread adjustment, plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio.

In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the senior secured credit facility plus any additional amount it expects to repay on behalf of CBI. There were no borrowings by CBI outstanding on the Fifth Amended and Restated Credit Agreement as of June 30, 2023. As of December 31, 2022, there was $18 million borrowed by CBI on the senior secured credit facility, none of which the Company expected to repay on behalf of CBI.
Prior to the removal of Zulily as a co-borrower, QVC recorded a liability for amounts it expected to repay on behalf of Zulily as part of a common control transaction with Qurate Retail. Upon repayment of Zulily's outstanding borrowings, QVC removed a $57 million liability for Zulily's borrowings during the three months ended June 30, 2023, which was treated as additional paid in capital in the consolidated statements of equity. There were no borrowings by Zulily outstanding on the Fifth Amended and Restated Credit Agreement as of December 31, 2022.
Availability under the Fifth Amended and Restated Credit Agreement at June 30, 2023 was $1.76 billion. The interest rate on the senior secured credit facility was 6.6% and 3.0% at June 30, 2023 and 2022, respectively.
The payment and performance of the Borrowers’ obligations under the Fifth Amended and Restated Credit Agreement are guaranteed by each of QVC’s, QVC Global’s and CBI’s Material Domestic Subsidiaries (as defined in the Fifth Amended and Restated Credit Agreement), if any, and certain other subsidiaries of any Borrower that such Borrower has chosen to provide guarantees. Further, the borrowings under the Fifth Amended and Restated Credit Agreement are secured, pari passu with QVC’s existing notes, by a pledge of all of QVC’s equity interests. The borrowings under the Fifth Amended and Restated Credit Agreement are also secured by a pledge of all of CBI’s equity interests.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
Other Debt Related Information
QVC was in compliance with all of its debt covenants as of June 30, 2023.
There are no restrictions under the debt agreements on QVC's ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or the Fifth Amended and Restated Credit Agreement and (i) with respect to QVC’s senior secured notes, QVC's consolidated leverage ratio would be no greater than 3.5 to 1.0 (“senior secured notes leverage basket”) and (ii) with respect to the Fifth Amended and Restated Credit Agreement, the consolidated net leverage ratio for QVC, QVC Global and CBI, would be no greater than 4.0 to 1.0. As of June 30, 2023, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends under the senior secured notes to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement (the “Tax Agreement”) in respect of certain tax obligations of QVC and its subsidiaries.
The weighted average interest rate applicable to all of the outstanding debt (excluding finance leases) prior to amortization of bond discounts and related debt issuance costs was 5.6% and 4.7% and as of June 30, 2023 and 2022, respectively.

(5) Leases
Sale-Leaseback Transactions
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
In June 2022, QVC modified the finance lease for its distribution center in Ontario, California which reduced the term of the lease and removed QVC’s ability to take ownership of the distribution center at the end of the lease term. QVC will make annual payments over the modified lease term. Since the lease was modified and removed QVC’s ability to take ownership at the end of the lease term, the Company accounted for the modification similar to a sale and leaseback transaction and, as a result, recognized a $240 million gain on the sale of the distribution center during the second quarter of 2022, calculated as the difference between the aggregate consideration received (including cash of $250 million and forgiveness of the remaining financing obligation of $84 million) and the carrying value of the distribution center. The gain is included in gains on sale of intangible asset and sale leaseback transactions in the consolidated statement of operations. The Company accounted for the modified lease as an operating lease and recorded a $37 million right-of-use asset and a $31 million operating lease liability, with the difference attributable to prepaid rent.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(6) Income Taxes
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

For the three months ended June 30, 2023 and 2022, the Company recorded a tax provision of $88 million and $109 million, respectively, which represented an effective tax rate of 28.0% and 27.7%, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded a tax provision of $139 million and $150 million, respectively, which represented an effective tax rate of 27.8% and 30.5%, respectively. The 2023 rate differs from the U.S. federal income tax rate of 21% primarily due to state and foreign tax expense and permanent items. The 2023 effective tax rate has decreased from the prior year for the six months ended June 30, 2023 primarily due to the reversal of tax expense accrued in prior periods related to the settlement of state income tax reserves.

The Company participates in a consolidated federal return filing with Qurate Retail. As of June 30, 2023, the Company's tax years through 2017 are closed for federal income tax purposes, and the Internal Revenue Service ("IRS") has completed its examination of the Company's tax years through 2021. The Company's 2022 and 2023 tax years are being examined currently as part of the Qurate Retail consolidated return under the IRS's Compliance Assurance Process program. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of June 30, 2023, the Company was under examination in Colorado, Florida, Minnesota, New Jersey, Pennsylvania, New York City, South Carolina, Wisconsin, Germany and the U.K.

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
The amounts of the tax-related payable due to Qurate Retail as of June 30, 2023 and December 31, 2022 were $10 million and $23 million, respectively, and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.

(7) Commitments and Contingencies
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

(8) Financial Instruments and Fair Value Measurements
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at June 30, 2023 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$144	144	—	—
Current liabilities:
Debt (note 4)	414	—	414	—
Long-term liabilities:
Debt (note 4)	3,251	306	2,945	—

		Fair value measurements at December 31, 2022 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$64	64	—	—
Current liabilities:
Debt (note 4)	213	—	213	—
Foreign currency forwards	10	—	10	—
Long-term liabilities:
Debt (note 4)	3,520	346	3,174	—
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
Foreign Currency Forward Contracts
On October 31, 2022, the Company entered into foreign currency forward contracts with an aggregate notional amount of $167 million to mitigate the foreign currency risk associated with the sale and leaseback of Germany and U.K. properties. The forwards did not qualify as a cash flow hedge under U.S. GAAP. Changes in the fair value of the forwards are reflected in (losses) gains on financial instruments in the consolidated statements of operations. The forwards were in a net liability position of $10 million as of December 31, 2022, which was included in accrued liabilities. The contract expired in January 2023 which resulted in a net cash settlement of $12 million.
(9) Information about QVC's Operating Segments
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
For the three and six months ended June 30, 2023 and 2022, QVC identified QxH and QVC-International as its two reportable segments. Both operating segments are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the Internet and mobile applications in certain markets.
Performance measures
The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as net revenue, Adjusted OIBDA (defined below), gross margin, average sales price per unit, number of units shipped and revenue or sales per customer. For segment reporting purposes, the Company defines Adjusted OIBDA, as net revenue less cost of goods sold (excluding fire related costs, net of recoveries and Rocky Mount inventory losses, see note 10), operating expenses, and selling, general and administrative expenses (excluding stock-based compensation and restructuring costs). The Company believes this measure is an important indicator of the operational strength and performance of its segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking among the Company's businesses and identify strategies to improve performance. This measure of performance excludes depreciation, amortization, impairment losses, gains on sale of intangible asset and sale leaseback transactions, restructuring and fire related costs, net of recoveries, Rocky Mount inventory losses and stock-based compensation that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.
Disaggregated revenue by segment and product category consisted of the following:

	Three months ended June 30, 2023			Six months ended June 30, 2023
(in millions)	QxH	QVC-International	Total	QxH	QVC-International	Total
Home	$602	244	846	1,237	481	1,718
Apparel	340	111	451	635	224	859
Beauty	264	143	407	510	276	786
Accessories	223	56	279	415	107	522
Electronics	82	15	97	192	32	224
Jewelry	65	35	100	142	74	216
Other revenue	42	2	44	88	4	92
Total net revenue	$1,618	606	2,224	3,219	1,198	4,417

	Three months ended June 30, 2022			Six months ended June 30, 2022
(in millions)	QxH	QVC-International	Total	QxH	QVC-International	Total
Home	$680	248	928	1,329	521	1,850
Apparel	356	117	473	652	234	886
Beauty	253	145	398	514	290	804
Accessories	241	58	299	443	113	556
Electronics	112	25	137	259	51	310
Jewelry	71	42	113	158	94	252
Other revenue	41	3	44	83	5	88
Total net revenue	$1,754	638	2,392	3,438	1,308	4,746

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
Adjusted OIBDA is summarized as follows:

	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QxH	$1,618	185	1,754	232	3,219	324	3,438	457
QVC-International	606	77	638	95	1,198	149	1,308	199
Consolidated QVC	$2,224	262	2,392	327	4,417	473	4,746	656
Other information

	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QxH	$14	67	22	66	29	130	45	137
QVC-International	8	5	10	4	16	8	22	7
Consolidated QVC	$22	72	32	70	45	138	67	144

	June 30, 2023
(in millions)	Total assets	Capital expenditures	Property and equipment, net
QxH	$10,217	61	262
QVC-International	1,884	18	177
Consolidated QVC	$12,101	79	439
The following table provides a reconciliation of Adjusted OIBDA to operating income and income before income taxes:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Adjusted OIBDA	$262	327	473	656
Gains on sale of intangible asset and sale leaseback transactions	6	243	119	243
Restructuring and fire related (costs), net of recoveries (including Rocky Mount inventory losses)	211	(16)	215	(98)
Stock-based compensation	(11)	(10)	(20)	(18)
Depreciation and amortization	(94)	(102)	(183)	(211)
Operating income	374	442	604	572
(Losses) gains on financial instruments	—	—	(1)	1
Interest expense, net	(67)	(63)	(104)	(125)
Foreign currency (loss) gain	(3)	21	(9)	29
Gain (loss) on extinguishment of debt	10	(6)	10	(6)
Other income	—	—	—	20
Income before income taxes	$314	394	500	491

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(10) Fire at Rocky Mount Fulfillment Center

On December 18, 2021, QVC experienced a fire at its Rocky Mount fulfillment center in North Carolina. Rocky Mount was the Company’s second-largest fulfillment center for QxH and the Company’s primary returns center for hard goods. The Company maintains property, general liability and business interruption insurance coverage. Based on the provisions of QVC’s insurance policies, the Company recorded estimated insurance recoveries for fire related costs for which recovery was deemed probable. As of December 31, 2022 the Company had an insurance receivable of $40 million recorded in accounts receivable in the consolidated balance sheet.

In June 2023, the Company agreed to a final insurance settlement with its insurance company and received all remaining proceeds related to the Rocky Mount claim. As of December 31, 2022 and June 30, 2023, the Company recorded cumulative fire related costs of $407 million and $434 million, respectively, of which $16 million and $27 million, were recorded during the three and six months ended June 30, 2023, respectively. Cumulative costs as of December 31, 2022 and June 30,2023 include $119 million of costs that were not reimbursable by QVC’s insurance policies. As of December 31, 2022 and June 30, 2023 the Company received cumulative insurance proceeds of $380 million and $660 million, respectively, and recorded net gains, representing the proceeds received in excess of recoverable losses recognized, of $132 million during the year ended December 31, 2022 and $209 million and $213 million, respectively, during the three and six months ended June 30, 2023. Of the $280 million of insurance proceeds received during the six months ended June 30, 2023, $210 million represents recoveries for business interruption losses. The fire related costs and gains related to insurance recoveries are included in restructuring and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

In February 2023, QVC sold the Rocky Mount fulfillment center to an independent third party and received net cash proceeds of $15 million. During the three months ended June 30,2023, QVC received an additional $2 million of proceeds from the sale that were released from escrow. QVC recognized gains on the sale of $2 million and $15 million during the three and six months ended June 30, 2023, respectively, calculated as the difference between the aggregate consideration received and the carrying value of the property. The gain is included in fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

During the six months ended June 30, 2022, the Company recorded $135 million of fire related costs including $95 million for the write-down of Rocky Mount inventory which was included in Cost of goods sold. Due to the circumstances surrounding the write-down of the inventory, this write-down has been excluded from Adjusted OIBDA (as defined in note 9).

(11) Subsequent Events

QVC declared and paid dividends to Qurate Retail in the amount of $33 million from July 1, 2023 to August 4, 2023.

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
During 2022 QVC commenced the first phase of Project Athens, including actions to reduce inventory and a planned workforce reduction. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan, and QVC expects to incur additional expenses related to Project Athens initiatives in future periods. During the six months ended June 30, 2023, QVC implemented a workforce reduction and recorded restructuring charges of $13 million in Restructuring and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.
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
On December 18, 2021, QVC experienced a fire at its Rocky Mount fulfillment center in North Carolina. Rocky Mount was the Company’s second-largest fulfillment center, processing approximately 25% to 30% of volume for QVC-U.S., and also served as QVC-U.S.’s primary returns center for hard goods. The building was significantly damaged as a result of the fire and related smoke and will not reopen. The Company took steps to mitigate disruption to operations including diverting inbound orders, leveraging its existing fulfillment centers and supplementing these facilities with short-term leased space as needed. QVC sold the property in February 2023 and received net cash proceeds of $15 million. During the three months ended June 30,2023, QVC received an additional $2 million of proceeds from the sale that were released from escrow. QVC recognized gains on the sale of $2 million and $15 million during the three and six months ended June 30, 2023, respectively. We are currently evaluating long-term alternatives to alleviate the strain on our network caused by the loss of the Rocky Mount fulfillment center.

Based on the provisions of QVC’s insurance policies and discussions with insurance carriers, the Company determined that recovery of certain fire related costs was probable, and recorded an insurance receivable.
In June 2023, the Company agreed to a final insurance settlement with its insurance company and received all remaining proceeds related to the Rocky Mount claim. As of December 31, 2022 and June 30, 2023, the Company recorded cumulative fire related costs of $407 million and $434 million, respectively, of which $16 million and $27 million, were recorded during the three and six months ended June 30, 2023, respectively. Cumulative costs as of December 31, 2022 and June 30,2023 include $119 million of costs that were not reimbursable by QVC’s insurance policies. As of December 31, 2022 and June 30, 2023 the Company received cumulative insurance proceeds of $380 million and $660 million, respectively, and recorded net gains, representing the proceeds received in excess of recoverable losses recognized, of $132 million during the year ended December 31, 2022 and $209 million and $213 million, respectively, during the three and six months ended June 30, 2023. Of the $280 million of insurance proceeds received during the six months ended June 30, 2023, $210 million represents recoveries for business interruption losses. The fire related costs and gains related to insurance recoveries are included in restructuring and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.
We expect to continue to record additional costs during 2023 related to exiting the Rocky Mount facility. While the Company took steps to minimize the overall impact to the business, we experienced increased warehouse and logistics costs during the six months ended June 30, 2023 and 2022. We do not anticipate these increased warehouse and logistics costs will have a material impact on future periods.
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
In June 2022, QVC modified the finance lease for its distribution center in Ontario, California which reduced the term of the lease and removed QVC’s ability to take ownership of the distribution center at the end of the lease term. QVC will make annual payments over the modified lease term. Since the lease was modified and removed QVC’s ability to take ownership at the end of the lease term, the Company accounted for the modification similar to a sale and leaseback transaction and, as a result, recognized a $240 million gain on the sale of the distribution center during the second quarter of 2022, calculated as the difference between the aggregate consideration received (including cash of $250 million and forgiveness of the remaining financing obligation of $84 million) and the carrying value of the distribution center. The gain is included in gains on sale of intangible asset and sale leaseback transactions in the consolidated statement of operations. The Company accounted for the modified lease as an operating lease and recorded a $37 million right-of-use asset and a $31 million operating lease liability, with the difference attributable to prepaid rent.

Results of Operations
QVC's operating results were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Net revenue	$2,224	2,392	4,417	4,746
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation, amortization and Rocky Mount inventory losses shown below)	1,456	1,593	2,944	3,154
Operating	177	179	355	357
Selling, general and administrative, excluding stock-based compensation	329	293	645	579
Adjusted OIBDA (defined below)	262	327	473	656
Restructuring and fire related costs, net of (recoveries) (including Rocky Mount inventory losses)	(211)	16	(215)	98
Gains on sale of intangible asset and sale leaseback transactions	(6)	(243)	(119)	(243)
Stock-based compensation	11	10	20	18
Depreciation	22	32	45	67
Amortization	72	70	138	144
Operating income	374	442	604	572
Other (expense) income:
Losses on financial instruments	—	—	(1)	1
Interest expense, net	(67)	(63)	(104)	(125)
Foreign currency (loss) gain	(3)	21	(9)	29
Gain (loss) on extinguishment of debt	10	(6)	10	(6)
Other income	—	—	—	20
	(60)	(48)	(104)	(81)
Income before income taxes	314	394	500	491
Income tax expense	(88)	(109)	(139)	(150)
Net income	226	285	361	341
Less net income attributable to the noncontrolling interest	(13)	(15)	(26)	(29)
Net income attributable to QVC, Inc. stockholder	$213	270	335	312
Net revenue
Net revenue by segment was as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
QxH	$1,618	1,754	3,219	3,438
QVC-International	606	638	1,198	1,308
Consolidated QVC	$2,224	2,392	4,417	4,746

QVC's consolidated net revenue decreased 7.0% and 6.9% for the three and six months ended June 30, 2023, respectively, as compared to the corresponding periods in the prior year. The three month decrease in net revenue is primarily due to a 10.2% decrease in units shipped across both segments, a $17 million decrease in shipping and handling primarily at QxH and to a lesser extent QVC-International and $11 million in unfavorable foreign exchange rates. These decreases were partially offset by a 5.0% increase in average selling price per unit ("ASP") across both segments. The six month decrease in net revenue is primarily due to an 8.2% decrease in units shipped across both segments, $67 million in unfavorable foreign exchange rates and a $36 million decrease in shipping and handling revenue driven by QxH. These declines were partially offset by a 4.1% increase in ASP across both segments.
During the three and six months ended June 30, 2023 and 2022, the changes in revenue and expenses were affected by changes in the exchange rates for the U.K. Pound Sterling, the Euro and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
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
The percentage change in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended June 30, 2023			Six months ended June 30, 2023
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	(7.8)%	—%	(7.8)%	(6.4)%	—%	(6.4)%
QVC-International	(5.0)%	(1.7)%	(3.3)%	(8.4)%	(5.1)%	(3.3)%
QxH's net revenue decline for the three months ended June 30, 2023 was primarily due to an 11.6% decrease in units shipped and a $14 million decrease in shipping and handling revenue. These declines were partially offset by a 5.4% increase in ASP. For the three months ended June 30, 2023, QxH experienced shipped sales growth in beauty with declines across all other categories. For the six months ended June 30, 2023, QxH net revenue decreased due to an 8.7% decrease in units shipped and a $31 million decrease in shipping and handling revenue. These declines were partially offset by a 3.8% increase in ASP. For the six months ended June 30, 2023, QxH experienced shipped sales declines across all categories.

QVC-International's net revenue decline in constant currency for the three months ended June 30, 2023 was primarily due to a 7.0% decrease in units shipped across all markets. This decline was partially offset by a 4.5% increase in ASP across all markets. For the three months ended June 30, 2023, QVC-International experienced shipped sales growth in constant currency in beauty with declines across all other product categories except home which remained flat. QVC-International's net revenue decline in constant currency for the six months ended June 30, 2023 was primarily due to a 7.0% decrease in units shipped across all markets. These declines were partially offset by a 4.7% increase in ASP driven across all markets. For the six months ended June 30, 2023, QVC-International experienced shipped sales growth in constant currency across beauty, accessories and apparel with declines in all other categories.
Cost of goods sold (excluding depreciation, amortization and fire related costs, net)
QVC's cost of goods sold as a percentage of net revenue was 65.5% and 66.7% for the three and six months ended June 30, 2023, respectively, compared to 66.6% and 66.5% for the three and six months ended June 30, 2022, respectively. The decrease in cost of goods sold as a percentage of revenue for the three months ended June 30, 2023 across both segments is primarily due to product margin favorability, lower freight costs and lower inventory obsolescence. These decreases were partially offset by higher warehousing costs across both segments. The increase in cost of goods sold as a percentage of revenue for the six months ended June 30, 2023 across both segments is primarily due to higher warehousing costs partially offset by lower inventory obsolescence and lower freight costs. Higher warehousing costs for the three and six months ended June 30, 2023 are primarily due to higher rent expense of $12 million and $25 million, respectively, as a result of warehouses sold and leased back during the prior year and current period. The lower inventory obsolescence for the three and six months ended June 30, 2023 was driven by lower levels of inventory in the current period.

Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses were 8.0% of net revenue for each of the three and six months ended June 30, 2023, respectively, and were 7.5% for each of the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2023, the increases in operating expenses as a percent of sales are primarily due to higher commissions expense at QxH related to fixed commissions payments, partially offset by lower personnel costs at QxH and favorable exchange rates.
Selling, general and administrative expenses (excluding stock-based compensation)
QVC's selling, general, and administrative expenses (excluding stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, and marketing and advertising expenses. Such expenses increased $36 million for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022 and as a percentage of net revenue from 12.2% to 14.8%. Selling, general, and administrative expenses increased $66 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022 and increased as a percentage of net revenue from 12.2% to 14.6%.
For the three months ended June 30, 2023, the increase was primarily due to a $20 million increase in consulting expenses, mainly at QxH and a $19 million increase in personnel costs across both segments. These increases were partially offset by an $11 million decrease in credit losses, primarily at QxH. For the six months ended June 30, 2023, the increase was primarily due to a $48 million increase in consulting expenses mainly at QxH, a $31 million increase in personnel costs across both segments and an $8 million increase in rent expense at QxH. These increases were partially offset by a $17 million decrease in credit losses, primarily at QxH, a $9 million decrease in marketing expenses, primarily at QxH and $9 million in favorable exchange rates. The increase in consulting expenses for the three and six months ended June 30, 2023 is primarily related to Project Athens. The increase in personnel costs for the three and six months ended June 30, 2023 was driven by higher benefits expense in comparison to the prior year. The decrease to estimated credit losses for the three and six months ended June 30, 2023 was due to higher than expected collections in the current year compared to unfavorable adjustments recognized in the prior year based on actual collections experience.

Restructuring and fire related costs, net of (recoveries) (including Rocky Mount inventory losses)
QVC recorded a gain of $211 million and $215 million for the three and six months ended June 30, 2023 in restructuring and fire related costs, net of recoveries. For the three months ended June 30, 2023, the gain primarily related to a $225 million gain on insurance proceeds received in excess of fire losses partially offset by $16 million of other fire related costs. For the six months ended June 30, 2023, the gain related to a $240 million gain on insurance proceeds received in excess of fire losses and a $15 million gain on the sale of the Rocky Mount property, partially offset by $27 million of other fire related costs and $13 million of restructuring costs related to workforce reduction. QVC recorded $16 million and $98 million restructuring and fire related costs, net of recoveries for the three and six months ended June 30, 2022, respectively, primarily due to write-downs on Rocky Mount inventory. Fire related costs, net includes expenses directly related to the Rocky Mount fulfillment center fire net of expected and received insurance recoveries and gain on the sale of the Rocky Mount property. Expenses indirectly related to the Rocky Mount fulfillment center fire, including operational inefficiencies, are primarily included in Cost of goods sold.
Gains on sale of intangible asset and sale leaseback transactions
QVC recorded $6 million and $119 million of gain on intangible asset and sale leaseback transactions for the three and six months ended June 30, 2023, respectively. The $6 million gain for the three months ended June 30, 2023 is primarily related to the sale of a channel positioning right. The $119 million gain for the six months ended June 30, 2023 is primarily related to the sale leaseback of two properties located in Germany and the U.K. For the three and six months ended June 30, 2022, QVC recorded a $243 million gain primarily related to the sale-leaseback of the Ontario distribution center.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $11 million and $20 million of stock-based compensation expense for the three and six months ended June 30, 2023, respectively, and recorded $10 million and $18 million of stock-based compensation expense for the three and six months ended June 30, 2022, respectively.

Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Customer relationships	11	11	23	23
Other technology	4	4	8	8
Acquisition related amortization	15	15	31	31
Property and equipment	22	32	45	67
Software amortization	31	27	57	54
Channel placement amortization and related expenses	26	28	50	59
Total depreciation and amortization	$94	102	183	211
For the three and six months ended June 30, 2023, property and equipment depreciation decreased primarily due to assets disposed of related to the six owned and operated U.S. properties sold and leased back during 2022 and the Germany and U.K properties sold and leased back during the first quarter of 2023. The decrease in channel placement amortization and related expenses for the six months ended June 30, 2023 is due to adjustments recognized related to lower subscriber counts. The increase in software amortization for the three and six months ended June 30, 2023 is due to software additions including an enhancement to QVC's Enterprise Resource Planning system that was placed into service in the second quarter of 2023.
Interest expense, net
For the three and six months ended June 30, 2023, consolidated interest expense, net increased $4 million and decreased $21 million, respectively, as compared to the corresponding periods in the prior year. The increase in interest expense for the three months ended June 30, 2023 is primarily due to higher outstanding debt and a higher interest rate on the senior secured credit facility. The decrease in interest expense for the six months ended June 30, 2023 is primarily due to the reversal of interest expense accrued in prior periods related to the settlement of state income tax reserves during the current period, partially offset by higher interest expense as a result of higher outstanding debt and a higher interest rate on the senior secured credit facility.
Foreign currency (loss) gain
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. For the three and six months ended June 30, 2023, the change in foreign currency (loss) gain was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.
Gain (loss) on extinguishment of debt
For the three and six months ended June 30, 2023, the Company recorded a gain on extinguishment of debt of $10 million related to the repurchase of the 4.85% and 4.45% Senior Secured Notes. For the three and six months ended June 30, 2022, the Company recorded a loss on extinguishment of debt of $6 million related to the repayment of $536 million of the outstanding 4.375% Senior Secured Notes due 2023.
Income taxes
Our effective tax rate was 28.0% and 27.8% for the three and six months ended June 30, 2023, respectively, compared to an effective tax rate of 27.7% and 30.5% for the three and six months ended June 30, 2022, respectively. The 2023 rate differs from the U.S. federal income tax rate of 21% due primarily to state and foreign tax expense and permanent items. The 2023 effective tax rate has decreased from the prior year for the six months ended June 30, 2023 primarily due to the reversal of tax expense accrued in prior periods related to the settlement of state income tax reserves.

Adjusted Operating Income before Depreciation and Amortization (Adjusted OIBDA)
To provide investors with additional information regarding our financial statements, we disclose Adjusted OIBDA, which is a non-U.S. generally accepted accounting principles ("U.S. GAAP") measure. QVC defines Adjusted OIBDA as operating income plus depreciation and amortization, stock-based compensation and excluding restructuring and fire related costs, net of recoveries (including Rocky Mount inventory losses) and gains on sale of intangible asset and sale leaseback transactions. QVC's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate the businesses and make decisions about allocating resources among the businesses. QVC believes that this is an important indicator of the operational strength and performance of the segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows QVC to view operating results, perform analytical comparisons and perform benchmarking among its businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.
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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Operating income	$374	442	604	572
Depreciation and amortization	94	102	183	211
Stock-based compensation	11	10	20	18
Restructuring and fire related costs, net of (recoveries) (including Rocky Mount inventory losses) (see note 10)	(211)	16	(215)	98
Gains on sale of intangible asset and sale leaseback transactions	(6)	(243)	(119)	(243)
Adjusted OIBDA	$262	327	473	656

QVC Adjusted OIBDA decreased by $65 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease is comprised of a $47 million decrease in QxH and an $18 million decrease in QVC-International.
QVC Adjusted OIBDA decreased by $183 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease is comprised of a $133 million decrease in QxH and a $50 million decrease in QVC-International.
Seasonality
QVC's business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, QVC has earned, on average, between 21% and 24% of its revenue in each of the first three quarters of the year and between 30% and 32% of its revenue in the fourth quarter of the year.
Financial Position, Liquidity and Capital Resources
General
Historically, QVC's primary sources of cash have been cash provided by operating activities and borrowings. In general, QVC uses this cash to fund its operations, make capital purchases, make dividend and tax sharing payments to Qurate Retail, make interest payments and repay borrowings.

As of June 30, 2023, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
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
During the second quarter of 2023, QVC purchased $177 million of the outstanding 4.85% Senior Secured Notes due 2024 (the "2024 Notes") and $15 million of the outstanding 4.45% Senior Secured Notes due 2025. As a result of the repurchases, the Company recorded a gain on extinguishment of debt in the condensed consolidated statements of operations of $10 million for the three and six months ended June 30, 2023. As of June 30, 2023, the remaining outstanding 2024 Notes are classified within the current portion of long term debt as they mature in less than one year.
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
The senior secured notes permit QVC to make unlimited dividends or other restricted payments so long as QVC is not in default under the indentures governing the senior secured notes and QVC’s consolidated leverage ratio is not greater than 3.5 to 1.0 (the “senior secured notes leverage basket”). As of June 30, 2023, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

Senior Secured Credit Facility
On October 27, 2021, QVC entered into the Fifth Amended and Restated Credit Agreement with Zulily, CBI, and QVC Global, each a direct or indirect wholly owned subsidiary of Qurate Retail, as borrowers (collectively, the “Borrowers”). The Fifth Amended and Restated Credit Agreement is a multi-currency facility providing for a $3.25 billion revolving credit facility, with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. The Fifth Amended and Restated Credit Agreement may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings bear interest at either the alternate base rate (“ABR Rate”) or a LIBOR-based rate (or the applicable non-U.S. Dollar equivalent rate) (“Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if Zulily, CBI, QVC Global or any other borrower (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid may be reborrowed. The facility matures on October 27, 2026. Payment of loans may be accelerated following certain customary events of default. In connection with Qurate Retail's divestiture of Zulily (see note 1), Zulily is no longer a co-borrower in the Credit Facility, and Zulily repaid its outstanding borrowings under the Fifth Amended and Restated Credit Agreement.
On June 20, 2023, QVC, QVC Global and CBI, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto entered into a SOFR Transition and Other Agreements agreement whereby, in accordance with the Fifth Amended and Restated Credit Agreement, LIBOR-based rate loans denominated in US dollars made on or after June 30, 2023 would be replaced with Secured Overnight Financing Rate ("SOFR")-based rate loans. Borrowings that are SOFR-based loans will bear interest at a per annum rate equal to the applicable SOFR rate, plus a credit spread adjustment, plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio.
Availability under the Fifth Amended and Restated Credit Agreement at June 30, 2023 was $1.76 billion. The interest rate on the senior secured credit facility was 6.6% and 3.0% at June 30, 2023 and 2022, respectively.
The payment and performance of the Borrowers’ obligations under the Fifth Amended and Restated Credit Agreement are guaranteed by each of QVC’s, QVC Global’s and CBI’s Material Domestic Subsidiaries (as defined in the Fifth Amended and Restated Credit Agreement), if any, and certain other subsidiaries of any Borrower that such Borrower has chosen to provide guarantees. Further, the borrowings under the Fifth Amended and Restated Credit Agreement are secured, pari passu with QVC’s existing notes, by a pledge of all of QVC’s equity interests. The borrowings under the Fifth Amended and Restated Credit Agreement are also secured by a pledge of all of CBI’s equity interests.
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

Summarized financial information for the year-to-date interim period and the most recent annual period was as follows:

Combined Parent-QVC, Inc. and Subsidiary Guarantors
June 30, 2023
Current assets	$1,852
Intercompany payable to non-guarantor subsidiaries	(2,753)
Note receivable - related party	1,740
Noncurrent assets	6,303
Current liabilities	1,324
Noncurrent liabilities	5,359

Combined Parent-QVC, Inc. and Subsidiary Guarantors
December 31, 2022
Current assets	$2,086
Intercompany payable to non-guarantor subsidiaries	(2,746)
Note receivable - related party	1,740
Noncurrent assets	6,316
Current liabilities	1,495
Noncurrent liabilities	5,612

Combined Parent-QVC, Inc. and Subsidiary Guarantors
Six months ended June 30, 2023
Net revenue	$3,520
Net revenue less cost of goods sold	1,446
Income before taxes	348
Net income	361
Net income attributable to QVC, Inc. Stockholder	335

Combined Parent-QVC, Inc. and Subsidiary Guarantors
Year ended December 31, 2022
Net revenue	$8,043
Net revenue less cost of goods sold	3,030
Loss before taxes	(2,018)
Net loss	(1,810)
Net loss attributable to QVC, Inc. Stockholder	(1,867)
Other Debt Related Information
QVC was in compliance with all of its debt covenants as of June 30, 2023.
There are no restrictions under the debt agreements on QVC’s ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or the Fifth Amended and Restated Credit Agreement and (i) with respect to QVC’s senior secured notes, QVC’s consolidated leverage ratio would be no greater than 3.5 to 1.0 and (ii) with respect to the Fifth Amended and Restated Credit Agreement, the consolidated net leverage basket for QVC, QVC Global and CBI, would be no greater than 4.0 to 1.0. As of June 30, 2023, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends under the senior secured notes to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.
QVC’s debt credit ratings were downgraded during the six months ended June 30, 2023 as follows: (i) Fitch Ratings downgraded QVC’s long-term issuer default ratings from “BB-” to “B” and QVC’s senior secured rating from “BB+” to “B+”; (ii) S&P Global downgraded QVC’s senior secured rating from “B+” to “B-”; and (iii) Moody’s downgraded QVC’s senior secured debt ratings from “Ba3” to “B2”.

Additional Cash Flow Information
During the six months ended June 30, 2023, QVC's primary uses of cash were $515 million of principal payments of the senior secured credit facility and finance lease obligations, $396 million of principal repayment of senior secured notes, $300 million of dividends to Qurate Retail, $186 million of capital and television distribution rights expenditures and $24 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $887 million of principal borrowings from the senior secured credit facility, $200 million in proceeds from sale of fixed assets, $54 million of insurance proceeds for fixed asset loss, and $591 million of cash provided by operating activities. As of June 30, 2023, QVC's cash, cash equivalents and restricted cash balance was $658 million.
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
The change in cash provided by operating activities for the six months ended June 30, 2023 compared to the previous year was primarily due to insurance proceeds received for operating expenses and business interruption losses related to the Rocky Mount insurance settlement and changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms and fluctuations in foreign exchange rates.

As of June 30, 2023, $226 million of the $658 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 61% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
Other
QVC’s material cash requirements for 2023, outside of normal operating expenses, include the costs to service outstanding debt, expenditures for affiliation agreements with television providers, and capital expenditures. Capital expenditures are expected to be between $200 and $245 million, including $79 million already expended for the six months ended June 30, 2023. The Company also may make dividend payments to Qurate Retail. Refer to the off-balance sheet arrangements and aggregate contractual obligations table below for a summary of other material cash requirements as of June 30, 2023. The Company expects that cash on hand and cash provided by operating activities in future periods and outstanding borrowing capacity will be sufficient to fund projected uses of cash.
The Company may from time to time repurchase any level of its outstanding debt through open market purchases, privately negotiated transactions, redemptions, tender offers or otherwise. Repurchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of cash requirements, both accrued and off-balance sheet, under our contractual obligations as of June 30, 2023 is summarized below:

	Payments due by period
(in millions)	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total
Long-term debt (1)	$—	423	586	1,430	575	1,925	4,939
Interest payments (2)	141	271	248	218	121	2,302	3,301
Finance lease obligations (including imputed interest)	2	1	—	—	—	—	3
Operating lease obligations	$43	81	70	63	64	812	1,133
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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at June 30, 2023:

(in millions, except percentages)	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	423	586	—	575	1,925	3,509	2,235
Weighted average interest rate on fixed rate debt	—%	4.9%	4.5%	—%	4.8%	5.6%	5.2%	N/A
Variable rate debt	$—	—	—	1,430	—	—	1,430	1,430
Average interest rate on variable rate debt	—%	—%	—%	6.6%	—%	—%	6.6%	N/A
(1) Amounts exclude finance lease obligations and the issue discounts on the 4.45%, 4.85%, 5.45% and 5.95% Senior Secured Notes.
N/A - Not applicable.
Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three and six months ended June 30, 2023 would have been impacted by approximately $1 million and $2 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The Fifth Amended and Restated Credit Agreement provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of June 30, 2023, no borrowings in foreign currencies were outstanding.
On October 31, 2022, the Company entered into foreign currency forward contracts with an aggregate notional amount of $167 million to mitigate the foreign currency risk associated with the sale and leaseback of Germany and U.K. properties. The forwards did not qualify as a cash flow hedge under U.S. GAAP. Changes in the fair value of the forwards are reflected in (losses) gains on financial instruments in the consolidated statements of operations. The contracts expired in January 2023 which resulted in a net cash settlement of $12 million.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2023 because of the material weakness in its internal control over financial reporting as discussed in the 2022 10-K. Management is monitoring the implementation of the remediation plan described in the 2022 10-K, as described below.

Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In addition, considering the divestiture of Zulily by Qurate Retail, the Company is transitioning administration of the inventory management system and associated IT controls impacted by the material weakness described in the 2022 10-K from Zulily to QVC.

The Company believes the foregoing efforts will remediate the material weakness described in the 2022 10-K. Because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of the material weakness will require on-going review and evidence of effectiveness prior to concluding that the controls are effective

Item 5. Other Information
None.

PART II
Item 6. Exhibits
(a) Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1
SOFR Transition and Other Agreements, dated as of June 20, 2023, among QVC, Inc., QVC Global Corporate Holdings, LLC and Cornerstone Brands, Inc., as Borrowers, and the parties thereto, related to the Fifth Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to Qurate Retail's Quarterly Report on Form 10-Q (File No. 001-33982) as filed on August 4, 2023).

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
QVC, Inc.

Date: August 4, 2023	By:/s/ DAVID L. RAWLINSON II
David L. Rawlinson II
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2023	By:/s/ BILL WAFFORD
Bill Wafford
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)