Form 10-Q
period 2023-09-30
QVC INC
filed 2023-11-03
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

QVC, Inc.
2023 QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(in millions, except share amounts)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$279	357
Restricted cash	13	10
Accounts receivable, less allowance for credit losses of $90 at September 30, 2023 and $102 at December 31, 2022	934	1,362
Inventories	1,021	1,035
Prepaid expenses and other current assets	134	144
Total current assets	2,381	2,908
Property and equipment, net of accumulated depreciation of $963 at September 30, 2023 and $929 at December 31, 2022	426	472
Operating lease right-of-use assets (note 5)	468	419
Television distribution rights, net (note 2)	108	72
Goodwill (note 3)	3,444	3,470
Other intangible assets, net (note 3)	3,127	3,184
Note receivable - related party (note 1)	1,740	1,740
Other noncurrent assets	53	68
Assets held for sale noncurrent (note 5)	—	71
Total assets	$11,747	12,404
Liabilities and equity
Current liabilities:
Current portion of debt and finance lease obligations (note 4)	$424	216
Accounts payable-trade	765	832
Accrued liabilities	718	911
Other current liabilities	49	57
Total current liabilities	1,956	2,016
Long-term portion of debt and finance lease obligations (note 4)	4,048	4,721
Deferred income taxes (note 6)	629	577
Long-term operating lease liabilities	434	377
Other long-term liabilities	91	141
Total liabilities	7,158	7,832
Commitments and contingencies (note 7)
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	10,894	10,869
Accumulated deficit	(6,040)	(6,080)
Accumulated other comprehensive loss	(351)	(312)
Total QVC, Inc. stockholder's equity	4,503	4,477
Noncontrolling interest	86	95
Total equity	4,589	4,572
Total liabilities and equity	$11,747	12,404

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Net revenue	$2,194	2,217	6,611	6,963
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,424	1,526	4,368	4,775
Operating	175	186	530	543
Selling, general and administrative, including stock-based compensation	324	309	989	906
Depreciation	23	21	68	88
Amortization	75	73	213	217
Impairment losses (note 3)	—	2,600	—	2,600
Restructuring, penalties and fire related costs, net of (recoveries) (note 10)	19	(137)	(196)	(134)
Gains on sale of intangible asset and sale leaseback transactions	—	(277)	(119)	(520)
	2,040	4,301	5,853	8,475
Operating income (loss)	154	(2,084)	758	(1,512)
Other (expense) income:
(Losses) gains on financial instruments	—	—	(1)	1
Interest expense, net	(63)	(50)	(167)	(175)
Foreign currency gain (loss)	6	21	(3)	50
Gain (loss) on extinguishment of debt	—	—	10	(6)
Other income	—	—	—	20
	(57)	(29)	(161)	(110)
Income (loss) before income taxes	97	(2,113)	597	(1,622)
Income tax expense	(34)	(101)	(173)	(251)
Net income (loss)	63	(2,214)	424	(1,873)
Less net income attributable to the noncontrolling interest	(12)	(12)	(38)	(41)
Net income (loss) attributable to QVC, Inc. stockholder	$51	(2,226)	386	(1,914)

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Net income (loss)	$63	(2,214)	424	(1,873)
Foreign currency translation adjustments, net of tax	(47)	(127)	(51)	(330)
Total comprehensive income (loss)	16	(2,341)	373	(2,203)
Comprehensive income attributable to noncontrolling interest	(8)	(6)	(26)	(16)
Comprehensive income (loss) attributable to QVC, Inc. stockholder	$8	(2,347)	347	(2,219)

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
(in millions)	2023	2022
Operating activities:
Net income (loss)	$424	(1,873)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	66	(39)
Foreign currency loss (gain)	3	(50)
Depreciation	68	88
Amortization	213	217
Impairment losses	—	2,600
Change in fair value of financial instruments and noncash interest	1	(1)
Other charges, net	16	30
(Gain) loss on extinguishment of debt	(10)	6
Stock-based compensation	27	27
Gains on sale of intangible asset and sale leaseback transactions	(119)	(520)
Gain on insurance proceeds, net of fire related costs	(225)	(139)
Insurance proceeds received for operating expenses and business interruption losses	226	96
Change in operating assets and liabilities
Decrease in accounts receivable	378	482
Decrease (increase) in inventories	12	(82)
Decrease in prepaid expenses and other current assets	19	42
Decrease in accounts payable-trade	(62)	(362)
Decrease in accrued liabilities and other	(273)	(345)
Net cash provided by operating activities	764	177
Investing activities:
Capital expenditures	(116)	(135)
Expenditures for television distribution rights	(111)	(36)
Insurance proceeds received for fixed asset loss	54	184
Proceeds from derivative instruments	167	—
Payments for derivative instruments	(179)	—
Changes in other noncurrent assets	(2)	(5)
Proceeds from sale of fixed assets	202	701
Other investing activities	2	20
Net cash provided by investing activities	17	729
Financing activities:
Principal payments of debt and finance lease obligations	(1,086)	(1,942)
Principal borrowings of debt from senior secured credit facility	1,022	1,850
Principal repayment of senior secured notes	(396)	(536)
Payment of premium on redemption of senior secured notes	—	(6)
Dividends paid to Qurate Retail, Inc.	(344)	(162)
Dividends paid to noncontrolling interest	(35)	(39)
Withholding taxes on net share settlements of stock-based compensation	—	(5)
Net cash used in financing activities	(839)	(840)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(17)	(59)
Net (decrease) increase in cash, cash equivalents and restricted cash	(75)	7
Cash, cash equivalents and restricted cash, beginning of period	367	519
Cash, cash equivalents and restricted cash, end of period	$292	526

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2021	1	$—	10,687	(2,942)	(146)	122	7,721
Net (loss) income	—	—	—	(1,914)	—	41	(1,873)
Foreign currency translation adjustments, net of tax	—	—	—	—	(305)	(25)	(330)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(162)	—	(39)	(201)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(1)	—	—	(1)
Withholding taxes on net share settlements of stock-based compensation	—	—	(5)	—	—	—	(5)
Stock-based compensation	—	—	27	—	—	—	27
Common control transaction with Qurate Retail, Inc.	—	—	(110)	—	—	—	(110)
Balance, September 30, 2022	1	$—	10,599	(5,019)	(451)	99	5,228

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, June 30, 2022	1	$—	10,628	(2,751)	(330)	105	7,652
Net (loss) income	—	—	—	(2,226)	—	12	(2,214)
Foreign currency translation adjustments, net of tax	—	—	—	—	(121)	(6)	(127)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(41)	—	(12)	(53)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	(4)	(1)	—	—	(5)
Stock-based compensation	—	—	9	—	—	—	9
Common control transaction with Qurate Retail, Inc.	—	—	(34)	—	—	—	(34)
Balance, September 30, 2022	1	$—	10,599	(5,019)	(451)	99	5,228

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2022	1	$—	10,869	(6,080)	(312)	95	4,572
Net income	—	—	—	386	—	38	424
Foreign currency translation adjustments, net of tax	—	—	—	—	(39)	(12)	(51)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(344)	—	(35)	(379)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	25	—	—	—	25
Balance, September 30, 2023	1	$—	10,894	(6,040)	(351)	86	4,589

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, June 30, 2023	1	$—	10,886	(6,050)	(308)	89	4,617
Net income	—	—	—	51	—	12	63
Foreign currency translation adjustments, net of tax	—	—	—	—	(43)	(4)	(47)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(44)	—	(11)	(55)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	3	—	—	3
Stock-based compensation	—	—	8	—	—	—	8
Balance, September 30, 2023	1	$—	10,894	(6,040)	(351)	86	4,589

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
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. During the nine months ended September 30, 2023 and 2022, QVC-Japan paid dividends to Mitsui of $35 million and $39 million, respectively.
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
During the nine months ended September 30, 2023 and 2022, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. Prior to Qurate Retail's divestiture of Zulily, QVC allocated expenses of $3 million to Zulily for each of the nine months ended September 30, 2023 and 2022. Zulily allocated expenses of $2 million and $6 million to QVC for the nine months ended September 30, 2023 and 2022, respectively.
In September 2020, QVC and Zulily executed a Master Promissory Note ("Promissory Note") whereby Zulily could borrow up to $100 million at a variable interest rate equal to the LIBOR rate plus an applicable margin rate. In connection with Qurate Retail's divestiture of Zulily, the Promissory Note was terminated in May 2023. There were no borrowings on the Promissory Note as of December 31, 2022.
During each of the nine months ended September 30, 2023 and 2022, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $19 million and $22 million to CBI for the nine months ended September 30, 2023 and 2022, respectively. CBI allocated expenses of $1 million to QVC for each of the nine months ended September 30, 2023 and 2022.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
On December 30, 2020, the Company and Liberty Interactive LLC ("LIC") completed an internal realignment of the Company's global finance structure that resulted in a common control transaction with Qurate Retail. As part of the common control transaction, LIC issued a promissory note (“LIC Note”) to a subsidiary of the Company with an initial face amount of $1.8 billion, a stated interest rate of 0.48% and a maturity of December 29, 2029. Interest on the LIC Note is paid annually. QVC recorded $6 million of related party interest income for each of the nine months ended September 30, 2023 and 2022, included in interest expense, net in the consolidated statement of operations.
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

(2) Television Distribution Rights, Net
Television distribution rights consisted of the following:

(in millions)	September 30, 2023	December 31, 2022
Television distribution rights	$593	664
Less accumulated amortization	(485)	(592)
Television distribution rights, net	$108	72
The Company recorded amortization expense of $24 million and $29 million for the three months ended September 30, 2023 and 2022, respectively, related to television distribution rights. For the nine months ended September 30, 2023 and 2022, amortization expense for television distribution rights was $74 million and $88 million, respectively.
As of September 30, 2023, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2023	$25
2024	75
2025	8
2026	—
2027	—

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(3) Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2023 were as follows:

(in millions)	QxH	QVC-International	Total
Balance as of December 31, 2022	$2,692	778	3,470
Exchange rate fluctuations	—	(26)	(26)
Balance as of September 30, 2023	$2,692	752	3,444
Other intangible assets consisted of the following:

	September 30, 2023			December 31, 2022
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$1,043	(771)	272	962	(670)	292
Affiliate and customer relationships	2,817	(2,665)	152	2,818	(2,630)	188
Debt origination fees	9	(4)	5	9	(3)	6
Trademarks (indefinite life)	2,698	—	2,698	2,698	—	2,698
	$6,567	(3,440)	3,127	6,487	(3,303)	3,184
The Company recorded amortization expense of $51 million and $44 million for the three months ended September 30, 2023 and 2022, respectively, related to other intangible assets. For the nine months ended September 30, 2023 and 2022, amortization expense for other intangible assets was $139 million and $129 million, respectively.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
As of September 30, 2023, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2023	$54
2024	181
2025	120
2026	74
2027	—
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(4) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following:

(in millions)	September 30, 2023	December 31, 2022
4.375% Senior Secured Notes due 2023, net of original issue discount	$—	214
4.85% Senior Secured Notes due 2024, net of original issue discount	423	600
4.45% Senior Secured Notes due 2025, net of original issue discount	585	599
4.75% Senior Secured Notes due 2027	575	575
4.375% Senior Secured Notes due 2028	500	500
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
6.375% Senior Secured Notes due 2067	225	225
6.25% Senior Secured Notes due 2068	500	500
Senior secured credit facility	995	1,057
Finance lease obligations	2	4
Less debt issuance costs, net	(32)	(36)
Total debt and finance lease obligations	4,472	4,937
Less current portion	(424)	(216)
Long-term portion of debt and finance lease obligations	$4,048	4,721
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and have equal priority to the senior secured credit facility. The interest on QVC's senior secured notes is payable semi-annually with the exception of the 6.375% Senior Secured Notes due 2067 (the "2067 Notes") and the 6.25% Senior Secured Notes due 2068 (the "2068 Notes"), which are payable quarterly. The remaining outstanding 4.375% Senior Secured Notes due 2023 were repaid at maturity in March 2023.
During the second quarter of 2023, QVC purchased $177 million of the outstanding 4.85% Senior Secured Notes due 2024 (the "2024 Notes") and $15 million of the outstanding 4.45% Senior Secured Notes due 2025. As a result of the repurchases, the Company recorded a gain on extinguishment of debt in the condensed consolidated statements of operations of $10 million for the nine months ended September 30, 2023. As of September 30, 2023, the remaining outstanding 2024 Notes are classified within the current portion of long term debt as they mature in less than one year.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
Senior Secured Credit Facility
On October 27, 2021, QVC entered into the Fifth Amended and Restated Credit Agreement (the "Fifth Amended and Restated Credit Agreement") with Zulily, CBI, and QVC Global, each a direct or indirect wholly owned subsidiary of Qurate Retail, as borrowers (collectively, the “Borrowers”). The Fifth Amended and Restated Credit Agreement is a multi-currency facility providing for a $3.25 billion revolving credit facility, with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. The Fifth Amended and Restated Credit Agreement may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings bear interest at either the alternate base rate (“ABR Rate”) or a LIBOR-based rate (or the applicable non-U.S. Dollar equivalent rate) (“Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if Zulily, CBI, QVC Global or any other borrower (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid may be reborrowed. The facility matures on October 27, 2026. Payment of loans may be accelerated following certain customary events of default. In connection with Qurate Retail's divestiture of Zulily (see note 1), Zulily is no longer a co-borrower in the Credit Facility, and Zulily repaid its outstanding borrowings under the Fifth Amended and Restated Credit Agreement using cash contributed from Qurate Retail.
On June 20, 2023, QVC, QVC Global and CBI, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto entered into an agreement whereby, in accordance with the Fifth Amended and Restated Credit Agreement, LIBOR-based rate loans denominated in U.S. dollars made on or after June 30, 2023 would be replaced with Secured Overnight Financing Rate ("SOFR")-based rate loans. Borrowings that are SOFR-based loans will bear interest at a per annum rate equal to the applicable SOFR rate, plus a credit spread adjustment, plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio.
In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the senior secured credit facility plus any additional amount it expects to repay on behalf of CBI. There were no borrowings by CBI outstanding on the Fifth Amended and Restated Credit Agreement as of September 30, 2023. As of December 31, 2022, there was $18 million borrowed by CBI on the senior secured credit facility, none of which the Company expected to repay on behalf of CBI.
Prior to the removal of Zulily as a co-borrower, QVC recorded a liability for amounts it expected to repay on behalf of Zulily as part of a common control transaction with Qurate Retail. Upon repayment of Zulily's outstanding borrowings, QVC removed a $57 million liability for Zulily's borrowings during the nine months ended September 30, 2023, which was treated as additional paid in capital in the consolidated statements of equity. There were no borrowings by Zulily outstanding on the Fifth Amended and Restated Credit Agreement as of December 31, 2022.
Availability under the Fifth Amended and Restated Credit Agreement at September 30, 2023 was $2.15 billion. The interest rate on the senior secured credit facility was 6.8% and 4.5% at September 30, 2023 and 2022, respectively.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
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
Other Debt Related Information
QVC was in compliance with all of its debt covenants as of September 30, 2023.
There are no restrictions under the debt agreements on QVC's ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or the Fifth Amended and Restated Credit Agreement and (i) with respect to QVC’s senior secured notes, QVC's consolidated leverage ratio would be no greater than 3.5 to 1.0 (“senior secured notes leverage basket”) and (ii) with respect to the Fifth Amended and Restated Credit Agreement, the consolidated net leverage ratio for QVC, QVC Global and CBI, would be no greater than 4.0 to 1.0. As of September 30, 2023, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends under the senior secured notes to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement (the “Tax Agreement”) in respect of certain tax obligations of QVC and its subsidiaries.
The weighted average interest rate applicable to all of the outstanding debt (excluding finance leases) prior to amortization of bond discounts and related debt issuance costs was 5.5% and 5.0% as of September 30, 2023 and 2022, respectively.

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
In June 2022, QVC modified the finance lease for its distribution center in Ontario, California which reduced the term of the lease and removed QVC’s ability to take ownership of the distribution center at the end of the lease term. QVC will make annual payments over the modified lease term. Since the lease was modified and removed QVC’s ability to take ownership at the end of the lease term, the Company accounted for the modification similar to a sale and leaseback transaction and, as a result, recognized a $240 million gain on the sale of the distribution center during the second quarter of 2022, calculated as the difference between the aggregate consideration received (including cash of $250 million and forgiveness of the remaining financing obligation of $84 million) and the carrying value of the distribution center. The gain is included in gains on sale of intangible asset and sale leaseback transactions in the condensed consolidated statement of operations. The Company accounted for the modified lease as an operating lease and recorded a $37 million right-of-use asset and a $31 million operating lease liability, with the difference attributable to prepaid rent.
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

For the three months ended September 30, 2023 and 2022, the Company recorded a tax provision of $34 million and $101 million, respectively, which represented an effective tax rate of 35.1% and (4.8)%, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded a tax provision of $173 million and $251 million, respectively, which represented an effective tax rate of 29.0% and (15.5)%, respectively. The 2023 rate differs from the U.S. federal income tax rate of 21% primarily due to state and foreign tax expense and permanent items. The 2023 effective tax rate has increased from the prior year for the three and nine months ended September 30, 2023 primarily due to the 2022 goodwill impairment loss of $2,420 million that is not deductible for tax purposes. Excluding the goodwill impairment loss, the effective tax rate would have been 32.9% and 31.5% for the three and nine months ended September 30, 2022, respectively. For the three months ended September 30, 2023, the effective tax rate has increased from the prior year rate, excluding the goodwill impairment loss, primarily due to permanent items including a civil penalty (see note 10) that is not deductible for tax purposes and foreign taxes which were impacted by the relative decrease in pretax income. For the nine months ended September 30, 2023, the effective tax rate has decreased from the prior year rate, excluding the goodwill impairment loss, primarily due to the reversal of tax expense accrued in prior periods related to the settlement of state income tax reserves.

The Company participates in a consolidated federal return filing with Qurate Retail. As of September 30, 2023, the Company's tax years through 2018 are closed for federal income tax purposes, and the Internal Revenue Service ("IRS") has completed its examination of the Company's tax years through 2021. The Company's 2022 and 2023 tax years are being examined currently as part of the Qurate Retail consolidated return under the IRS's Compliance Assurance Process program. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of September 30, 2023, the Company was under examination in Colorado, Massachusetts, Minnesota, New York City, Pennsylvania, South Carolina, Wisconsin, Germany and the U.K.

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
The amounts of the tax-related payable due to Qurate Retail as of September 30, 2023 and December 31, 2022 were $3 million and $23 million, respectively, and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at September 30, 2023 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$47	47	—	—
Current liabilities:
Debt (note 4)	408	—	408	—
Long-term liabilities:
Debt (note 4)	2,700	253	2,447	—

		Fair value measurements at December 31, 2022 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$64	64	—	—
Current liabilities:
Debt (note 4)	213	—	213	—
Foreign currency forwards	10	—	10	—
Long-term liabilities:
Debt (note 4)	3,520	346	3,174	—
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
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
For the three and nine months ended September 30, 2023 and 2022, QVC identified QxH and QVC-International as its two reportable segments. Both operating segments are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the Internet and mobile applications in certain markets.
Performance measures
The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as net revenue, Adjusted OIBDA (defined below), gross margin, average sales price per unit, number of units shipped and revenue or sales per customer. For segment reporting purposes, the Company defines Adjusted OIBDA, as net revenue less cost of goods sold (excluding fire related costs, net of recoveries and Rocky Mount inventory losses, see note 10), operating expenses, and selling, general and administrative expenses (excluding stock-based compensation, penalties and restructuring costs). The Company believes this measure is an important indicator of the operational strength and performance of its segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking among the Company's businesses and identify strategies to improve performance. This measure of performance excludes depreciation, amortization, impairment losses, gains on sale of intangible asset and sale leaseback transactions, restructuring, penalties and fire related costs, net of recoveries, Rocky Mount inventory losses and stock-based compensation that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended September 30, 2023			Nine months ended September 30, 2023
(in millions)	QxH	QVC-International	Total	QxH	QVC-International	Total
Home	$631	220	851	1,868	701	2,569
Apparel	304	105	409	939	329	1,268
Beauty	235	141	376	745	417	1,162
Accessories	204	49	253	619	156	775
Electronics	124	16	140	316	48	364
Jewelry	76	44	120	218	118	336
Other revenue	43	2	45	131	6	137
Total net revenue	$1,617	577	2,194	4,836	1,775	6,611

	Three months ended September 30, 2022			Nine months ended September 30, 2022
(in millions)	QxH	QVC-International	Total	QxH	QVC-International	Total
Home	$621	208	829	1,950	729	2,679
Apparel	330	100	430	982	334	1,316
Beauty	252	129	381	766	419	1,185
Accessories	190	49	239	633	162	795
Electronics	152	20	172	411	71	482
Jewelry	73	45	118	231	139	370
Other revenue	45	3	48	128	8	136
Total net revenue	$1,663	554	2,217	5,101	1,862	6,963

Adjusted OIBDA is summarized as follows:

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QxH	$1,617	201	1,663	143	4,836	525	5,101	600
QVC-International	577	77	554	62	1,775	226	1,862	261
Consolidated QVC	$2,194	278	2,217	205	6,611	751	6,963	861
Other information

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QxH	$15	71	17	70	44	201	62	207
QVC-International	8	4	4	3	24	12	26	10
Consolidated QVC	$23	75	21	73	68	213	88	217

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

	September 30, 2023
(in millions)	Total assets	Capital expenditures	Property and equipment, net
QxH	$9,947	83	257
QVC-International	1,800	33	169
Consolidated QVC	$11,747	116	426
The following table provides a reconciliation of Adjusted OIBDA to operating income and income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Adjusted OIBDA	$278	205	751	861
Gains on sale of intangible asset and sale leaseback transactions	—	277	119	520
Restructuring, penalties and fire related costs, net of recoveries (including Rocky Mount inventory losses)	(19)	137	196	39
Impairment losses	—	(2,600)	—	(2,600)
Stock-based compensation	(7)	(9)	(27)	(27)
Depreciation and amortization	(98)	(94)	(281)	(305)
Operating income (loss)	154	(2,084)	758	(1,512)
(Losses) gains on financial instruments	—	—	(1)	1
Interest expense, net	(63)	(50)	(167)	(175)
Foreign currency gain (loss)	6	21	(3)	50
Gain (loss) on extinguishment of debt	—	—	10	(6)
Other income	—	—	—	20
Income (loss) before income taxes	$97	(2,113)	597	(1,622)

(10) Restructuring, penalties and fire related costs, net of (recoveries)

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

In June 2023, the Company agreed to a final insurance settlement with its insurance company and received all remaining proceeds related to the Rocky Mount claim. As of December 31, 2022 and September 30, 2023, the Company recorded cumulative fire related costs of $407 million and $439 million, respectively, of which $5 million and $32 million, were recorded during the three and nine months ended September 30, 2023, respectively. Cumulative costs as of December 31, 2022 and September 30, 2023 include $119 million of costs that were not reimbursable by QVC’s insurance policies. As of December 31, 2022 and September 30, 2023, the Company received cumulative insurance proceeds of $380 million and $660 million, respectively, and recorded net gains, representing the proceeds received in excess of recoverable losses recognized, of $132 million during the year ended December 31, 2022 and losses of $5 million and net gains of $208 million, respectively, during the three and nine months ended September 30, 2023. Of the $280 million of insurance proceeds received during the nine months ended September 30, 2023, $210 million represents recoveries for business interruption losses. The fire related costs and gains related to insurance recoveries are included in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
In February 2023, QVC sold the Rocky Mount fulfillment center to an independent third party and received net cash proceeds of $15 million. During the three months ended June 30, 2023, QVC received an additional $2 million of proceeds from the sale that were released from escrow. During the three months ended September 30, 2023, QVC received the final $2 million of proceeds from the sale that were released from escrow. QVC recognized gains on the sale of $2 million and $17 million during the three and nine months ended September 30, 2023, respectively, calculated as the difference between the aggregate consideration received and the carrying value of the property. The gain is included in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

During the nine months ended September 30, 2022, the Company recorded $147 million of fire related costs including $95 million for the write-down of Rocky Mount inventory which was included in Cost of goods sold. Due to the circumstances surrounding the write-down of the inventory, this write-down has been excluded from Adjusted OIBDA (as defined in note 9).

Project Athens
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
During 2022, QVC commenced the first phase of Project Athens, including actions to reduce inventory and a planned workforce reduction. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan. During the nine months ended September 30, 2023, QVC implemented a workforce reduction and recorded restructuring charges of $13 million in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.
Other
During the three and nine months ended September 30, 2023 the Company recorded a $16 million provision for an unresolved matter between HSN and the Consumer Product Safety Commission ("CPSC") concerning the imposition of civil penalties for allegedly failing to timely submit a report under the Consumer Product Safety Act in relation to handheld clothing steamers sold by HSN under the Joy Mangano brand names My Little Steamer® and My Little Steamer® Go Mini that were subject to a voluntary recall previously announced on May 26, 2021. The civil penalty was recorded in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

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
On June 27, 2022, Qurate Retail announced a five-point turnaround plan designed to stabilize and differentiate its core QxH and QVC-International businesses and expand the Company's leadership in video streaming commerce (“Project Athens”). Project Athens main initiatives include: (i) improve customer experience and grow relationships; (ii) rigorously execute core processes; (iii) lower cost to serve; (iv) optimize the brand portfolio; and (v) build new high growth businesses anchored in strength. In support of Project Athens, QVC’s strategies are as follows.
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
During 2022, QVC commenced the first phase of Project Athens, including actions to reduce inventory and a planned workforce reduction. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan, and QVC expects to incur additional expenses related to Project Athens initiatives in future periods. During the nine months ended September 30, 2023, QVC implemented a workforce reduction and recorded restructuring charges of $13 million in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.
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
On December 18, 2021, QVC experienced a fire at its Rocky Mount fulfillment center in North Carolina. Rocky Mount was the Company’s second-largest fulfillment center, processing approximately 25% to 30% of volume for QVC-U.S., and also served as QVC-U.S.’s primary returns center for hard goods. The building was significantly damaged as a result of the fire and related smoke and will not reopen. The Company took steps to mitigate disruption to operations including diverting inbound orders, leveraging its existing fulfillment centers and supplementing these facilities with short-term leased space as needed. QVC sold the property in February 2023 and received net cash proceeds of $15 million. During the three months ended June 30, 2023, QVC received an additional $2 million of proceeds from the sale that were released from escrow. During the three months ended September 30,2023, QVC received the final $2 million of proceeds from the sale that were released from escrow. QVC recognized gains on the sale of $2 million and $17 million during the three and nine months ended September 30, 2023, respectively. We continue to assess our network footprint and are making investments to expand capacity and increase throughput as a result of the loss of the Rocky Mount fulfillment center.

Based on the provisions of QVC’s insurance policies certain fire related costs were recoverable. In June 2023, the Company agreed to a final insurance settlement with its insurance company and received all remaining proceeds related to the Rocky Mount claim. As of December 31, 2022 and September 30, 2023, the Company recorded cumulative fire related costs of $407 million and $439 million, respectively, of which $5 million and $32 million, were recorded during the three and nine months ended September 30, 2023, respectively. Cumulative costs as of December 31, 2022 and September 30, 2023 include $119 million of costs that were not reimbursable by QVC’s insurance policies. As of December 31, 2022 and September 30, 2023, the Company received cumulative insurance proceeds of $380 million and $660 million, respectively, and recorded net gains, representing the proceeds received in excess of recoverable losses recognized, of $132 million during the year ended December 31, 2022 and losses of $5 million and net gains of $208 million, respectively, during the three and nine months ended September 30, 2023. Of the $280 million of insurance proceeds received during the nine months ended September 30, 2023, $210 million represents recoveries for business interruption losses. The fire related costs and gains related to insurance recoveries are included in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.
While the Company took steps to minimize the overall impact to the business, we experienced increased warehouse and logistics costs during the nine months ended September 30, 2023 and 2022. We do not anticipate these increased warehouse and logistics costs will have a material impact on future periods.
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
In June 2022, QVC modified the finance lease for its distribution center in Ontario, California which reduced the term of the lease and removed QVC’s ability to take ownership of the distribution center at the end of the lease term. QVC will make annual payments over the modified lease term. Since the lease was modified and removed QVC’s ability to take ownership at the end of the lease term, the Company accounted for the modification similar to a sale and leaseback transaction and, as a result, recognized a $240 million gain on the sale of the distribution center during the second quarter of 2022, calculated as the difference between the aggregate consideration received (including cash of $250 million and forgiveness of the remaining financing obligation of $84 million) and the carrying value of the distribution center. The gain is included in gains on sale of intangible asset and sale leaseback transactions in the condensed consolidated statement of operations. The Company accounted for the modified lease as an operating lease and recorded a $37 million right-of-use asset and a $31 million operating lease liability, with the difference attributable to prepaid rent.
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

Results of Operations
QVC's operating results were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Net revenue	$2,194	2,217	6,611	6,963
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation, amortization and Rocky Mount inventory losses shown below)	1,424	1,526	4,368	4,680
Operating	175	186	530	543
Selling, general and administrative, excluding stock-based compensation	317	300	962	879
Adjusted OIBDA (defined below)	278	205	751	861
Restructuring, penalties and fire related costs, net of recoveries (including Rocky Mount inventory losses)	19	(137)	(196)	(39)
Gains on sale of intangible asset and sale leaseback transactions	—	(277)	(119)	(520)
Impairment losses	—	2,600	—	2,600
Stock-based compensation	7	9	27	27
Depreciation	23	21	68	88
Amortization	75	73	213	217
Operating income (loss)	154	(2,084)	758	(1,512)
Other (expense) income:
(Losses) gains on financial instruments	—	—	(1)	1
Interest expense, net	(63)	(50)	(167)	(175)
Foreign currency gain (loss)	6	21	(3)	50
Gain (loss) on extinguishment of debt	—	—	10	(6)
Other income	—	—	—	20
	(57)	(29)	(161)	(110)
Income (loss) before income taxes	97	(2,113)	597	(1,622)
Income tax expense	(34)	(101)	(173)	(251)
Net income (loss)	63	(2,214)	424	(1,873)
Less net income attributable to the noncontrolling interest	(12)	(12)	(38)	(41)
Net income (loss) attributable to QVC, Inc. stockholder	$51	(2,226)	386	(1,914)
Net revenue
Net revenue by segment was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
QxH	$1,617	1,663	4,836	5,101
QVC-International	577	554	1,775	1,862
Consolidated QVC	$2,194	2,217	6,611	6,963

QVC's consolidated net revenue decreased 1.0% and 5.1% for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding periods in the prior year. The three month decrease in net revenue is primarily due to a 1.0% decrease in units shipped driven by QxH, partially offset by QVC-International. The decrease was also impacted by a $17 million increase in estimated product returns across both segments. These decreases were partially offset by $15 million in favorable foreign exchange rates and a slight increase in average selling price per unit ("ASP") driven by QxH, partially offset by QVC-International. The nine month decrease in net revenue is primarily due to a 5.9% decrease in units shipped across both segments, $52 million in unfavorable foreign exchange rates, a $36 million decrease in shipping and handling revenue at QxH and to a lesser extent QVC-International and a $16 million increase in estimated product returns, driven by QxH. These declines were partially offset by a 2.8% increase in ASP across both segments.
During the three and nine months ended September 30, 2023 and 2022, the changes in revenue and expenses were affected by changes in the exchange rates for the U.K. Pound Sterling, the Euro and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
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
The percentage change in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended September 30, 2023			Nine months ended September 30, 2023
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	(2.8)%	—%	(2.8)%	(5.2)%	—%	(5.2)%
QVC-International	4.2%	2.7%	1.5%	(4.7)%	(2.8)%	(1.9)%
QxH net revenue decline for the three months ended September 30, 2023 was primarily due to a 2.7% decrease in units shipped, and a $13 million increase in estimated product returns. These declines were partially offset by a 1% increase in ASP. For the three months ended September 30, 2023, QxH experienced shipped sales growth in accessories, jewelry and home with declines in all other categories. For the nine months ended September 30, 2023, QxH net revenue decreased due to a 6.8% decrease in units shipped, a $16 million increase in estimated product returns, and a $31 million decrease in shipping and handling revenue. These declines were partially offset by a 2.9% increase in ASP. For the nine months ended September 30, 2023, QxH experienced shipped sales declines across all categories.

QVC-International net revenue growth in constant currency for the three months ended September 30, 2023 was primarily due to a 2.7% increase in units shipped driven by the U.K. and to a lesser extent Japan and Germany. This increase was partially offset by a 0.7% decrease in ASP across the U.K. and Japan. For the three months ended September 30, 2023, QVC-International experienced shipped sales growth in constant currency in beauty, home and apparel with declines across all other product categories except jewelry, which remained flat. QVC-International net revenue decline in constant currency for the nine months ended September 30, 2023 was primarily due to a 3.9% decrease in units shipped across all markets except the U.K. and a $5 million decrease in shipping and handling revenue. These declines were partially offset by a 2.8% increase in ASP across all markets except the U.K. For the nine months ended September 30, 2023, QVC-International experienced shipped sales growth in constant currency in beauty and apparel with declines across all other product categories except accessories, which remained flat.

Cost of goods sold (excluding depreciation, amortization and fire related costs, net)
QVC's cost of goods sold as a percentage of net revenue was 64.9% and 66.1% for the three and nine months ended September 30, 2023, respectively, compared to 68.8% and 67.2% for the three and nine months ended September 30, 2022, respectively. The decrease in cost of goods sold as a percentage of revenue for the three months ended September 30, 2023 is primarily due to product margin expansion and lower inventory obsolescence across both segments and lower freight and warehousing costs at QxH. The decrease in cost of goods sold as a percentage of revenue for the nine months ended September 30, 2023 is primarily due to lower inventory obsolescence and lower freight costs driven by QxH and product margin expansion driven by QVC-International. These decreases were partially offset by higher warehousing costs across both segments. Higher warehousing costs for the nine months ended September 30, 2023 are primarily due to higher rent expense of $29 million as a result of warehouses sold and leased back during the prior year and current period, partially offset by favorability at QxH as a result of strains on our fulfillment network due to the loss of the Rocky Mount fulfillment center impacting the prior year that did not recur at the same level in the current year. For the three months ended September 30, 2023, warehousing costs at QxH included comparable rent expense in the prior period, so the decrease was the result of prior year strains on our fulfillment network due to the loss of the Rocky Mount fulfillment center that did not recur at the same level in the current year.

Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses were 8.0% of net revenue for each of the three and nine months ended September 30, 2023 and were 8.4% and 7.8% for the three and nine months ended September 30, 2022, respectively. Operating expenses decreased $11 million for the three months ended September 30, 2023 and decreased $13 million for the nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022. For the three months ended September 30, 2023, the decreases in operating expenses are primarily due to lower customer service personnel costs at QxH. For the nine months ended September 30, 2023, the decreases in operating expenses are primarily due to lower customer service personnel costs at QxH and favorable exchange rates, partially offset by higher commissions expense at QxH.

Selling, general and administrative expenses (excluding stock-based compensation)
QVC's selling, general, and administrative expenses (excluding stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, and marketing and advertising expenses. Such expenses increased $17 million for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022 and as a percentage of net revenue from 13.5% to 14.4%. Selling, general, and administrative expenses increased $83 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 and increased as a percentage of net revenue from 12.6% to 14.6%.
For the three months ended September 30, 2023, the increase was primarily due to a $12 million increase in consulting costs primarily at QxH and to a lesser extent QVC-International. For the nine months ended September 30, 2023, the increase was primarily due to a $60 million increase in consulting expenses primarily at QxH and to a lesser extent QVC-International and a $37 million increase in personnel costs across both segments and an $8 million increase in rent expense at QxH. These increases were partially offset by a $19 million decrease in credit losses, primarily at QxH and a $10 million decrease in marketing expenses, primarily at QxH. The increase in consulting expenses for the three and nine months ended September 30, 2023 is primarily related to Project Athens. The increase in personnel costs for the nine months ended September 30, 2023 was driven by higher benefits expense in comparison to the prior year. The decrease to estimated credit losses for the nine months ended September 30, 2023 was due to unfavorable adjustments recognized in the prior year based on actual collections experience.

Restructuring, penalties and fire related costs, net of (recoveries) (including Rocky Mount inventory losses)

QVC recorded a loss of $19 million for the three months ended September 30, 2023 and a gain of $196 million for the nine months ended September 30, 2023 in restructuring, penalties and fire related costs, net of recoveries. For the three months ended September 30, 2023, the loss was primarily related to a Consumer Product Safety Commission ("CPSC") civil penalty of $16 million (refer to note 10 to the accompanying condensed consolidated financial statements) and $5 million of other fire related costs, partially offset by a $2 million gain on the sale of the Rocky Mount property. For the nine months ended September 30, 2023, the gain related to a $240 million gain on insurance proceeds received in excess of fire losses and a $17 million gain on the sale of the Rocky Mount property, partially offset by $32 million of other fire related costs, the CPSC civil penalty of $16 million and $13 million of restructuring costs related to workforce reduction. QVC recorded gains of $137 million and $39 million for the three and nine months ended September 30, 2022, respectively, in restructuring, penalties and fire related costs, net of recoveries. For the three months ended September 30, 2022, the gain primarily related to insurance proceeds received for inventory and fixed asset losses. For the nine months ended September 30, 2022, the gain primarily related to insurance proceeds received for inventory and fixed asset losses partially offset by write-downs on Rocky Mount inventory. Fire related costs, net includes expenses directly related to the Rocky Mount fulfillment center fire net of expected and received insurance recoveries and gain on the sale of the Rocky Mount property. Expenses indirectly related to the Rocky Mount fulfillment center fire, including operational inefficiencies, are primarily included in Cost of goods sold.

Gains on sale of intangible asset and sale leaseback transactions
There were no gains on sale of intangible asset and sale leaseback transactions recorded by QVC for the three months ended September 30, 2023. QVC recorded $119 million of gains on sale of intangible asset and sale leaseback transactions for the nine months ended September 30, 2023 primarily related to the sale leaseback of two properties located in Germany and the U.K. For the three and nine months ended September 30, 2022, QVC recorded $277 million and $520 million of gains on sale leaseback transactions. For the three months ended September 30, 2022, the gain related to the sale leaseback of five owned and operated U.S. properties. For the nine months ended September 30, 2022, the gain was primarily related to the sale leaseback of six owned and operated U.S. properties.

Impairment losses
There were no impairment losses recorded by QVC for the three and nine months ended September 30, 2023. QVC recorded impairment losses of $2,600 million for the three and nine months ended September 30, 2022, related to the decrease in the fair value of the HSN indefinite-lived tradename and the QxH reporting unit as a result of the quantitative assessments that were performed by the Company (refer to note 3 to the accompanying condensed consolidated financial statements).
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $7 million and $27 million of stock-based compensation expense for the three and nine months ended September 30, 2023, respectively, and recorded $9 million and $27 million of stock-based compensation expense for the three and nine months ended September 30, 2022, respectively.

Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Customer relationships	12	12	35	35
Other technology	3	3	11	11
Acquisition related amortization	15	15	46	46
Property and equipment	23	21	68	88
Software amortization	36	29	93	83
Channel placement amortization and related expenses	24	29	74	88
Total depreciation and amortization	$98	94	281	305
For the nine months ended September 30, 2023 property and equipment depreciation decreased primarily due to assets disposed of related to the six owned and operated U.S. properties sold and leased back during 2022 and the Germany and U.K properties sold and leased back during the first quarter of 2023. The decrease in channel placement amortization and related expenses for the nine months ended September 30, 2023 is primarily due to adjustments recognized related to lower subscriber counts and a reduction in channel placement assets due to reduced contract terms. The increase in software amortization for the three and nine months ended September 30, 2023 is due to software additions including an enhancement to QVC's Enterprise Resource Planning system that was placed into service in the second quarter of 2023.
Interest expense, net
For the three and nine months ended September 30, 2023, consolidated interest expense, net increased $13 million and decreased $8 million, respectively, as compared to the corresponding periods in the prior year. The increase in interest expense for the three months ended September 30, 2023 is primarily due to higher outstanding debt and a higher interest rate on the senior secured credit facility. The decrease in interest expense for the nine months ended September 30, 2023 is primarily due to the reversal of interest expense accrued in prior periods related to the settlement of state income tax reserves during the current period, partially offset by higher interest expense as a result of higher outstanding debt and a higher interest rate on the senior secured credit facility.
Foreign currency gain (loss)
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2023, the change in foreign currency gain (loss) was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.
Gain (loss) on extinguishment of debt
For the nine months ended September 30, 2023, the Company recorded a gain on extinguishment of debt of $10 million related to the repurchase of the 4.85% and 4.45% senior secured notes. For the nine months ended September 30, 2022, the Company recorded a loss on extinguishment of debt of $6 million related to the repayment of $536 million of the 4.375% Senior Secured Notes due 2023.

Income taxes
Our effective tax rate was 35.1% and 29.0% for the three and nine months ended September 30, 2023, respectively, compared to an effective tax rate of (4.8)% and (15.5)% for the three and nine months ended September 30, 2022, respectively. The 2023 rate differs from the U.S. federal income tax rate of 21% primarily due to state and foreign tax expense and permanent items. The 2023 effective tax rate has increased from the prior year for the three and nine months ended September 30, 2023 primarily due to the 2022 goodwill impairment loss of $2,420 million that is not deductible for tax purposes. Excluding the goodwill impairment loss, the effective tax rate would have been 32.9% and 31.5% for the three and nine months ended September 30, 2022, respectively. For the three months ended September 30, 2023, the effective tax rate has increased from the prior year rate, excluding the goodwill impairment loss, primarily due to permanent items including a civil penalty that is not deductible for tax purposes and foreign taxes which were impacted by the relative decrease in pretax income. For the nine months ended September 30, 2023, the effective tax rate has decreased from the prior year rate, excluding the goodwill impairment loss, primarily due to the reversal of tax expense accrued in prior periods related to the settlement of state income tax reserves.

Adjusted Operating Income before Depreciation and Amortization (Adjusted OIBDA)
To provide investors with additional information regarding our financial statements, we disclose Adjusted OIBDA (defined below), which is a non-U.S. generally accepted accounting principles ("U.S. GAAP") measure. QVC defines Adjusted OIBDA as operating income plus depreciation and amortization, impairment losses, stock-based compensation and excluding restructuring, penalties and fire related costs, net of recoveries (including Rocky Mount inventory losses) and gains on sale of intangible asset and sale leaseback transactions. QVC's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate the businesses and make decisions about allocating resources among the businesses. QVC believes that this is an important indicator of the operational strength and performance of the segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows QVC to view operating results, perform analytical comparisons and perform benchmarking among its businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Operating income (loss)	$154	(2,084)	758	(1,512)
Depreciation and amortization	98	94	281	305
Impairment losses	—	2,600	—	2,600
Stock-based compensation	7	9	27	27
Restructuring, penalties and fire related costs, net of recoveries (including Rocky Mount inventory losses) (see note 10)	19	(137)	(196)	(39)
Gains on sale of intangible asset and sale leaseback transactions	—	(277)	(119)	(520)
Adjusted OIBDA	$278	205	751	861

QVC Adjusted OIBDA increased by $73 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase is comprised of a $58 million increase in QxH and a $15 million increase in QVC-International.
QVC Adjusted OIBDA decreased by $110 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease is comprised of a $75 million decrease in QxH and a $35 million decrease in QVC-International.
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
As of September 30, 2023, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and have equal priority to the senior secured credit facility. The interest on QVC's senior secured notes is payable semi-annually with the exception of the 6.375% Senior Secured Notes due 2067 (the "2067 Notes") and the 6.25% Senior Secured Notes due 2068 (the "2068 Notes"), which are payable quarterly. The remaining outstanding 4.375% Senior Secured Notes due 2023 were repaid at maturity in March 2023.
During the second quarter of 2023, QVC purchased $177 million of the outstanding 4.85% Senior Secured Notes due 2024 (the "2024 Notes") and $15 million of the outstanding 4.45% Senior Secured Notes due 2025. As a result of the repurchases, the Company recorded a gain on extinguishment of debt in the condensed consolidated statements of operations of $10 million for the nine months ended September 30, 2023. As of September 30, 2023, the remaining outstanding 2024 Notes are classified within the current portion of long term debt as they mature in less than one year.
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
The senior secured notes permit QVC to make unlimited dividends or other restricted payments so long as QVC is not in default under the indentures governing the senior secured notes and QVC’s consolidated leverage ratio is not greater than 3.5 to 1.0 (the “senior secured notes leverage basket”). As of September 30, 2023, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

Senior Secured Credit Facility
On October 27, 2021, QVC entered into the Fifth Amended and Restated Credit Agreement (the "Fifth Amended and Restated Credit Agreement") with Zulily, CBI, and QVC Global, each a direct or indirect wholly owned subsidiary of Qurate Retail, as borrowers (collectively, the “Borrowers”). The Fifth Amended and Restated Credit Agreement is a multi-currency facility providing for a $3.25 billion revolving credit facility, with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. The Fifth Amended and Restated Credit Agreement may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings bear interest at either the alternate base rate (“ABR Rate”) or a LIBOR-based rate (or the applicable non-U.S. Dollar equivalent rate) (“Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if Zulily, CBI, QVC Global or any other borrower (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid may be reborrowed. The facility matures on October 27, 2026. Payment of loans may be accelerated following certain customary events of default. In connection with Qurate Retail's divestiture of Zulily (see note 1), Zulily is no longer a co-borrower in the Credit Facility, and Zulily repaid its outstanding borrowings under the Fifth Amended and Restated Credit Agreement using cash contributed from Qurate Retail.
On June 20, 2023, QVC, QVC Global and CBI, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto entered into an agreement whereby, in accordance with the Fifth Amended and Restated Credit Agreement, LIBOR-based rate loans denominated in U.S. dollars made on or after June 30, 2023 would be replaced with Secured Overnight Financing Rate ("SOFR")-based rate loans. Borrowings that are SOFR-based loans will bear interest at a per annum rate equal to the applicable SOFR rate, plus a credit spread adjustment, plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio.
Availability under the Fifth Amended and Restated Credit Agreement at September 30, 2023 was $2.15 billion. The interest rate on the senior secured credit facility was 6.8% and 4.5% at September 30, 2023 and 2022, respectively.
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

Summarized financial information for the year-to-date interim period and the most recent annual period was as follows:

Combined Parent-QVC, Inc. and Subsidiary Guarantors
September 30, 2023
Current assets	$1,633
Intercompany payable to non-guarantor subsidiaries	(2,710)
Note receivable - related party	1,740
Noncurrent assets	6,257
Current liabilities	1,449
Noncurrent liabilities	4,944

Combined Parent-QVC, Inc. and Subsidiary Guarantors
December 31, 2022
Current assets	$2,086
Intercompany payable to non-guarantor subsidiaries	(2,746)
Note receivable - related party	1,740
Noncurrent assets	6,316
Current liabilities	1,495
Noncurrent liabilities	5,612

Combined Parent-QVC, Inc. and Subsidiary Guarantors
Nine months ended September 30, 2023
Net revenue	$5,289
Net revenue less cost of goods sold	2,215
Income before taxes	417
Net income	424
Net income attributable to QVC, Inc. Stockholder	386

Combined Parent-QVC, Inc. and Subsidiary Guarantors
Year ended December 31, 2022
Net revenue	$8,043
Net revenue less cost of goods sold	3,030
Loss before taxes	(2,018)
Net loss	(1,810)
Net loss attributable to QVC, Inc. Stockholder	(1,867)
Other Debt Related Information
QVC was in compliance with all of its debt covenants as of September 30, 2023.
There are no restrictions under the debt agreements on QVC’s ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or the Fifth Amended and Restated Credit Agreement and (i) with respect to QVC’s senior secured notes, QVC’s consolidated leverage ratio would be no greater than 3.5 to 1.0 and (ii) with respect to the Fifth Amended and Restated Credit Agreement, the consolidated net leverage basket for QVC, QVC Global and CBI, would be no greater than 4.0 to 1.0. As of September 30, 2023, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends under the senior secured notes to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.
QVC’s debt credit ratings were downgraded during the nine months ended September 30, 2023 as follows: (i) Fitch Ratings downgraded QVC’s long-term issuer default ratings from “BB-” to “B” and QVC’s senior secured rating from “BB+” to “B+”; (ii) S&P Global downgraded QVC’s senior secured rating from “B+” to “B-”; and (iii) Moody’s downgraded QVC’s senior secured debt ratings from “Ba3” to “B2”.
Additional Cash Flow Information
During the nine months ended September 30, 2023, QVC's primary uses of cash were $1,086 million of principal payments of the senior secured credit facility and finance lease obligations, $396 million of principal repayment of senior secured notes, $344 million of dividends to Qurate Retail, $227 million of capital and television distribution rights expenditures and $35 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,022 million of principal borrowings from the senior secured credit facility, $764 million of cash provided by operating activities, $202 million in proceeds from sale of fixed assets and $54 million of insurance proceeds for fixed asset loss. As of September 30, 2023, QVC's cash, cash equivalents and restricted cash balance was $292 million.
During the nine months ended September 30, 2022, QVC's primary uses of cash were $1,942 million of principal payments of the senior secured credit facility and finance lease obligations, $536 million of principal repayment of senior secured notes, $171 million of capital and television distribution rights expenditures, $162 million of dividends to Qurate Retail and $39 million in dividend payments from QVC-Japan to Mitsui & Co., LTD ("Mitsui"). These uses of cash were funded primarily with $1,850 million of principal borrowings from the senior secured credit facility, $701 million in proceeds from sale of fixed assets, $184 million of insurance proceeds for fixed asset loss, and $177 million of cash provided by operating activities. As of September 30, 2022, QVC's cash, cash equivalents and restricted cash balance was $526 million.
The change in cash provided by operating activities for the nine months ended September 30, 2023 compared to the previous year was primarily due to insurance proceeds received for operating expenses and business interruption losses related to the Rocky Mount insurance settlement and changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms and fluctuations in foreign exchange rates.

As of September 30, 2023, $165 million of the $292 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 75% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
Other
QVC’s material cash requirements for 2023, outside of normal operating expenses, include the costs to service outstanding debt, expenditures for affiliation agreements with television providers, and capital expenditures. Capital expenditures are expected to be between $185 and $215 million, including $116 million already expended for the nine months ended September 30, 2023. The Company also may make dividend payments to Qurate Retail. Refer to the off-balance sheet arrangements and aggregate contractual obligations table below for a summary of other material cash requirements as of September 30, 2023. The Company expects that cash on hand and cash provided by operating activities in future periods and outstanding borrowing capacity will be sufficient to fund projected uses of cash.
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
Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of cash requirements, both accrued and off-balance sheet, under our contractual obligations as of September 30, 2023 is summarized below:

	Payments due by period
(in millions)	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total
Long-term debt (1)	$—	423	586	995	575	1,925	4,504
Interest payments (2)	41	245	221	196	121	2,302	3,126
Finance lease obligations (including imputed interest)	1	1	—	—	—	—	2
Operating lease obligations	$23	84	72	64	63	802	1,108
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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at September 30, 2023:

(in millions, except percentages)	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	423	586	—	575	1,925	3,509	2,113
Weighted average interest rate on fixed rate debt	—%	4.9%	4.5%	—%	4.8%	5.6%	5.2%	N/A
Variable rate debt	$—	—	—	995	—	—	995	995
Average interest rate on variable rate debt	—%	—%	—%	6.8%	—%	—%	6.8%	N/A
(1) Amounts exclude finance lease obligations and the issue discounts on the 4.45%, 4.85%, 5.45% and 5.95% senior secured notes.
N/A - Not applicable.
Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three and nine months ended September 30, 2023 would have been impacted by approximately $1 million and $2 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The Fifth Amended and Restated Credit Agreement provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of September 30, 2023, no borrowings in foreign currencies were outstanding.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2023 because of the material weakness in its internal control over financial reporting as discussed in the 2022 10-K. Management is monitoring the implementation of the remediation plan described in the 2022 10-K, as described below.

Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In addition, considering the divestiture of Zulily by Qurate Retail, the Company has transitioned administration of the inventory management system and associated IT controls impacted by the material weakness described in the 2022 10-K from Zulily to QVC.

The Company believes the foregoing efforts will remediate the material weakness described in the 2022 10-K. Because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of the material weakness will require on-going review and evidence of effectiveness prior to concluding that the controls are effective.

PART II
Item 5. Other Information
None.

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
QVC, Inc.

Date: November 3, 2023	By:/s/ DAVID L. RAWLINSON II
David L. Rawlinson II
President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2023	By:/s/ BILL WAFFORD
Bill Wafford
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)