Form 10-K
period 2023-12-31
QVC INC
filed 2024-02-28
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
2023 ANNUAL REPORT ON FORM 10-K

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
•changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and Environmental, Social, and Governance (“ESG”) commitments and adverse outcomes from regulatory proceedings;

•changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors, including our increased reliance on social media platforms as a marketing tool;

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
•failure to protect the security of personal information, including as a result of cybersecurity threats and cybersecurity incidents, subjecting us to potentially costly government enforcement actions and/or private litigation and reputational damage;

•the regulatory and competitive environment of the industries in which we operate;
•threatened terrorist attacks, political unrest in international markets and ongoing military action around the world;
•fluctuations in foreign currency exchange rates;
•natural disasters, public health crises (including resurgences of COVID-19 and its variants or future pandemics or epidemics), political crises, and other catastrophic events or other events outside of our control, including climate change;
•failure to successfully implement Project Athens (defined below); and
•Qurate Retail's dependence on our cash flow for servicing its debt.

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report on Form 10-K, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. When considering such forward-looking statements, one should keep in mind the factors described in Item 1A. “Risk Factors” and other cautionary statements contained in this Annual Report on Form 10-K. Such risk factors and statements describe circumstances which could cause actual results to differ materially from those contained in any forward-looking statement.

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
For the year ended December 31, 2023, approximately 96% of QVC's worldwide shipped sales were from repeat and reactivated customers (i.e., customers who made a purchase from us during the prior twelve months and customers who previously made a purchase from us but not during the prior twelve months). In the same period, QVC attracted approximately 2.7 million new customers and the global e-commerce operation comprised $5.5 billion, or 58.6%, of QVC's consolidated net revenue for the year ended December 31, 2023.
We operate eleven distribution centers and four contact centers worldwide. In 2023, our work force consisted of approximately 18,400 employees who handled approximately 90 million customer calls, shipped approximately 204 million units globally and served approximately 12.1 million unique customers. We believe our long-term relationships with major U.S. television distributors, including cable operators (e.g., Comcast, Charter Communications and Cox), satellite television providers (e.g., DISH and DIRECTV) and telecommunications companies (e.g., Verizon and AT&T), provide us with broad distribution, favorable channel positioning and significant competitive advantages. We believe that our significant market share, brand awareness, outstanding customer service, repeat customer base, flexible payments options, international reach and scalable infrastructure distinguish us from our competitors.
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
Reportable segments
QVC has two reportable segments: QxH and QVC-International. These segments reflect the way the Company evaluates its business performance and manages its operations. For financial information about our operating segments, please refer to note 15 of our accompanying consolidated financial statements, as well as to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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
QxH's programming is also available through QVC.com and HSN.com (our "Websites") as well as virtual multichannel video programming distributors (including Hulu + Live TV, DirecTV Stream and YouTube TV); applications via streaming video; Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex and Samsung TV Plus; mobile applications; our social media pages and over-the-air broadcasters (collectively, our "Digital Platforms"). Our Digital Platforms enable consumers to purchase goods offered on our broadcast programming along with a wide assortment of products that are available only on our Websites. Our Websites and other Digital Platforms are natural extensions of our business model, allowing customers to engage in our shopping experience wherever they are, with live or on-demand content customized to the device they are using. In addition, our Websites and mobile applications allow shoppers to browse, research, compare and perform targeted searches for products, read customer reviews, control the order-entry process and conveniently access their account. For the year ended December 31, 2023, approximately 88% of our new QxH customers made their first purchase through our digital platforms. QxH, including our Digital Platforms, contributed $7.0 billion, or 74%, of consolidated net revenue and $746 million of Adjusted OIBDA (defined in note 15 to the accompanying notes to our consolidated financial statements) for the year ended December 31, 2023.

The table below illustrates QxH's digital sales since 2021:

	Years ended December 31,
(in millions)	2023	2022	2021
QxH digital platform revenue	$4,321	4,450	5,003
Total QxH net revenue	6,995	7,359	8,277
QxH digital platform % of total QxH net revenue	61.8%	60.5%	60.4%
QVC-International
Our international business brings the QVC shopping experience to approximately 124 million households outside the U.S., primarily in Germany, Austria, Japan, the U.K., the Republic of Ireland, and Italy. Similar to QxH, our international business engages customers via multiple platforms, including broadcast networks, websites, mobile applications and social media pages. Our international product sourcing teams select products tailored to the interests of each local market. For the year ended December 31, 2023, our international operations, including our Digital platforms, generated $2.5 billion, or 26%, of consolidated net revenue and $325 million of Adjusted OIBDA (defined in note 15 to the accompanying notes to our consolidated financial statements).
The table below illustrates QVC-International's digital sales since 2021:

	Years ended December 31,
(in millions)	2023	2022	2021
QVC - International digital platform revenue	$1,218	1,202	1,458
Total QVC - International net revenue	2,454	2,528	3,077
QVC - International digital platform % of total QVC - International net revenue	49.6%	47.5%	47.4%
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

Merchandise
We believe that our ability to combine product and programming helps us create competitive advantages over traditional brick-and-mortar and Internet retailers. We seek to offer our customers an assortment of compelling, high-quality products. In the U.S., the QVC and HSN brands present on average 696 products and 533 products, respectively, every week on our live programming, approximately 42.0% and 28.3%, respectively, of which have not been presented previously to our television audience. We offer customers high-quality and brand name products, presented in a creative, informative, entertaining and engaging style. We provide a differentiated shopping experience by offering customers the opportunity to experience not only the product being sold, but also the people and places behind that product, thereby enhancing their overall shopping experience.
Our global merchandise mix features: (i) home, (ii) apparel, (iii) beauty, (iv) accessories, (v) electronics and (vi) jewelry. Many of our brands are exclusive, while others are created by well-known designers. Our global sales mix is provided in the table below:

	Years ended December 31,
Product category	2023	2022	2021
Home	41%	40%	40%
Apparel	18%	18%	16%
Beauty	18%	17%	18%
Accessories	11%	11%	11%
Electronics	7%	9%	10%
Jewelry	5%	5%	5%
Total	100%	100%	100%
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
Distribution
QVC distributes its programming via satellite and optical fiber, to cable television and direct-to-home satellite system operators for retransmission to its subscribers in the U.S., Germany, Japan, the U.K., Italy and neighboring countries. The Company also transmits its programming over digital terrestrial broadcast television to viewers throughout Italy, Germany, and the U.K. and to viewers in certain geographic regions in the U.S. In the U.S., the Company uplinks its digital programming transmissions using a third party service or internal resources. The transmissions are uplinked to protected, non-preemptible transponders on U.S. satellites. "Protected" status means that, in the event of a transponder failure, QVC's signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, QVC's transponders cannot be preempted in favor of a user of a failed transponder, even another user with "protected” status. The Company's international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on international satellites and terrestrial transmitters. QVC's transponder service agreements for the Company's U.S. transponders expire at the earlier of the end of the lives of the satellites or the service agreements. The service agreements for QxH expire between 2024 and 2025. The service agreements for QVC-International transponders and terrestrial transmitters expire between 2024 and 2029.
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

Affiliation agreements
We enter into long-term affiliation agreements with certain of our television distributors who downlink our programming and distribute the programming to their customers. The majority of our affiliation agreements with distributors have termination dates ranging from 2024 to 2029. Our ability to continue to sell products to our customers is dependent on our ability to maintain and renew these affiliation agreements in the future. Although we are typically successful in obtaining and renewing these agreements, we do not have distribution agreements with some of the distributors that carry our programming. We are currently providing programming without affiliation agreements to distributors representing approximately 6% of our QVC channel distribution and 1% of our HSN channel distribution. Some of our international programming may continue to be carried by distributors after the expiration dates on our affiliation agreements with them have passed.
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
Demographics of customers
We enjoy a very loyal customer base, as demonstrated by the fact that for the twelve months ended December 31, 2023, approximately 90% of our shipped sales came from repeat customers (i.e., customers who made a purchase from us during the prior twelve months), who spent an average of $1,442 each during this period. An additional 5% of shipped sales in that period came from new customers and the remaining 5% of shipped sales came from reactivated customers (i.e., customers who previously made a purchase from us, but not during the prior twelve months).
On a trailing twelve month basis, total consolidated customers were approximately 12.1 million which includes 8.1 million QxH customers and 4.0 million QVC-International customers. We believe our core customer base represents an attractive demographic target market. Based on internal customer data for QxH, approximately 36% of our 8.1 million customers for the twelve months ended December 31, 2023 were women between the ages of 35 and 64.
We do not depend on any single customer for a significant portion of our revenue.
Order taking and fulfillment
We take a majority of our orders via our websites and via mobile applications on iPhone, iPad, Apple Watch, Android and other devices. QxH and QVC-International customers placed approximately 43% and 36%, respectively, of all orders directly through their mobile devices in 2023.
We primarily utilize home based customer service agents to handle calls, e-mail contacts and social contacts, allowing staffing flexibility for peak volume hours. In addition, we utilize computerized interactive voice response order systems for telephonic orders, which handle approximately 25% of all orders taken on a worldwide basis. QxH has seven distribution centers and QVC-International has four distribution centers. Our distribution centers and drop ship partners have shipped on average 388,000 units per day at QxH and 172,000 units per day for QVC-International during 2023.

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
Seasonality

QVC's business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, QVC has earned, on average, between 22% and 24% of its revenue in each of the first three quarters of the year and 30% of its revenue in the fourth quarter of the year.

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

We believe that QxH is a leader in video shopping, e-commerce, mobile commerce and social commerce. QxH curates quality products at outstanding values, provides exceptional customer service, establishes favorable channel positioning and multiple touchpoints across digital platforms and generates repeat business from our core customer base. QxH sales compare favorably to general, non-video based retailers due to our extensive customer reach and efficient cost structure. QxH's closest video shopping competitor is ShopHQ and our international operations face similar competition in their respective markets, such as Jupiter Shop Channel in Japan, HSE in Germany and Austria, GM24 in Italy, and The Jewellery Channel, Gems TV, and JML Direct in the U.K.
We also compete for access to customers and audience share with other providers of broadcast, digital and hard copy entertainment and content. The price and availability of other programming and the conversion to digital programming platforms may unfavorably affect the placement of our programming in the channel line-ups of our distributors and may affect our ability to obtain distribution agreements with small cable distributors. Competition from other programming also affects the compensation that must be paid to distributors for carriage. Principal competitive factors for us include (i) value, quality and selection of merchandise; (ii) customer experience, including customer service and speed, cost and reliability of fulfillment and delivery services; and (iii) convenience and accessibility of sales channels.
Human Capital
Headcount. QVC employed approximately 18,400 full-time and part-time employees as of December 31, 2023, which includes 11,600 employees at QxH and 6,800 employees at QVC-International. Employment levels fluctuate due to seasonal factors affecting our business. Additionally, we utilize independent contractors and temporary staffing personnel to supplement our workforce, particularly on a seasonal basis. We consider our employee relations to be good and a key factor in our workforce strategy.

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

Health and Safety. We are committed to maintaining a safe and secure work environment and have specific safety programs and protocols in place to protect our team members. This includes administering a comprehensive occupational injury- and illness-prevention program and training for team members. In addition to offering a variety of comprehensive health benefits plans, we also offer our team members a variety of mental, emotional, and physical wellness resources, among a number of other initiatives, such as greater access to telemedicine and home care help. Where applicable, we continue to comply with country, state and local restrictions related to addressing COVID-19 and similar health risks.

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
•The Consumer Product Safety Commission (“CPSC”) has specific regulations regarding products that present unreasonable risks of injuries to consumers.
•Import and export laws, including U.S. economic sanction and embargo regulations, U.S. homeland security laws and regulations and other laws such as the U.S. anti-boycott law and U.S. export controls regulations may limit foreign sales.
•Comparable regulatory agencies and regulations in countries in which we have our non-U.S. operations may be applicable.
In addition, the FCC regulates the television stations, cable television systems, direct broadcast satellite ("DBS") distributors and other multichannel video programming distributors ("MVPDs") that distribute the Company’s services. The FCC has adopted various requirements related to the Company’s programming, and also licenses radio transmission facilities that the Company uses in connection with its business, such as television stations, satellite uplink/downlink facilities and internal private radio systems.
As a result of an interest in various cable operators attributed to Qurate Retail, the Company may be deemed to be a satellite cable programming vendor in which a cable operator has an attributable interest for purposes of various FCC rules regarding the distribution of video programming to MVPDs. These include, for example, the FCC’s program access rules, which, in general, prohibit various unfair practices involving the distribution of video programming to MVPDs; and its program carriage rules, which, among other things, prohibit cable operators from favoring affiliated programmers so as to restrain unreasonably the ability of unaffiliated programmers to compete. The FCC program access and program carriage rules also make provision for enforcement of alleged violations through complaint proceedings initiated by aggrieved entities. The Company also may be subject to program access rules as a result of an FCC condition adopted in connection with its 2008 approval of a transaction involving a predecessor of Qurate Retail and News Corp. Previously adopted FCC channel occupancy rules, which limited carriage by a cable operator of national programming services in which that operator holds an attributable interest, were vacated and remanded by the U.S. Court of Appeals for the District of Columbia Circuit in 2001 and have not been readopted by the FCC.
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

In October 2023, HSN entered into a settlement agreement with the CPSC in which HSN agreed to pay a civil penalty of $16 million to settle the CPSC’s claim that HSN allegedly failed to timely submit a report under the Consumer Product Safety Act (“CPSA”) in relation to handheld clothing steamers sold by HSN under the Joy Mangano brand names My Little Steamer® and My Little Steamer® Go Mini that were subject to a voluntary recall previously announced on May 26, 2021. The settlement agreement also requires HSN to implement and maintain a compliance program to ensure compliance with the CPSA.

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
We market and provide a broad range of merchandise through our broadcast networks, websites, mobile applications and social media pages. As a result, we are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions that are subject to change at any time, including laws regarding consumer protection, privacy, the regulation of retailers generally, the importation, sale and promotion of merchandise and the operation of retail stores and warehouse facilities, as well as laws and regulations applicable to the Internet and businesses engaged in e-commerce, such as those regulating the sending of unsolicited, commercial electronic mail and texts.
For example, the Children's Online Privacy Protection Act (“COPPA”) prohibits web sites from collecting personally identifiable information online from children under age 13 without parental consent and imposes a number of operational requirements. On December 20, 2023, the FTC released a notice of proposed rulemaking seeking comment on revisions to the FTC’s COPPA regulations that would, among other things, further restrict the use and disclosure of children’s personal information. Certain email activities are subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, commonly known as the CAN-SPAM Act. The CAN-SPAM Act regulates the sending of unsolicited commercial email by requiring the email sender, among other things, to comply with specific disclosure requirements and to provide an "opt-out" mechanism for recipients. Both of these laws include statutory penalties for non-compliance. The Digital Millennium Copyright Act limits, but does not eliminate, liability for listing or linking to third party websites that may include content that infringes on copyrights or other rights so long as our Internet businesses comply with the statutory requirements. Various states also have adopted laws regulating certain aspects of Internet communications. Federal legislation enacted in 2016 permanently extended the moratorium on state and local taxes on Internet access.

Our e-commerce businesses are subject to domestic and foreign laws governing the collection, use, retention, security and transfer of personally-identifiable information about their users. The enactment, interpretation and application of user data protection laws are in a state of flux, and the interpretation and application of such laws may vary from country to country. For example, the European Union’s ("E.U.") General Data Protection Regulation (“GDPR”), which established new data laws that give customers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information, took effect in May 2018. Further, in 2015, the Court of Justice of the E.U. invalidated the "Safe Harbor Framework," which had allowed companies to collect and process personal data in E.U. nations for use in the U.S. The E.U.-U.S. Privacy Shield, which replaced the Safe Harbor Framework, and became fully operational in 2016, provided a mechanism to comply with data protection requirements when transferring personal data from the E.U. to the U.S. On July 16, 2020, the Court of Justice of the E.U. invalidated the E.U.-U.S. Privacy Shield, and imposed new obligations on the use of Standard Contractual Clauses ("SCCs") - another key mechanism to allow data transfers between the U.S. and the E.U. The European Commission adopted revised SCCs on June 4, 2021. In March 2022, the U.S. and the European Commission announced a new Transatlantic Data Privacy Framework (“DPF”) to replace the E.U.-U.S. Privacy Shield. On December 13, 2022, the European Commission issued an adequacy decision initiating the formal adoption process for the DPF, and the E.U. formally adopted the adequacy decision on July 10, 2023. The U.S. and the E.U. implemented the DPF in July 2023. E.U. government entities and regulatory authorities continue to pursue additional regulation of “cookies” and other Internet tracking tools but the timing of enactment of the final regulations is uncertain. Following the “Brexit” withdrawal of the U.K. from the E.U., on June 28, 2021, the European Commission determined that the U.K.’s data protection laws essentially are equivalent to data protection laws in the European Economic Area. Finally, countries in other regions, most notably Asia, Eastern Europe and Latin America, are increasingly implementing new privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be enforced.

In the U.S., Congress may consider a range of legislation that would impose federal privacy obligations on organizations including obligations that could require organizations that suffer a breach of security related to personal information to notify owners of such information. Such federal legislation may not preempt similar state laws with the effect that organizations may be obligated to comply with separate federal and state laws that regulate the same activity in different, and possibly inconsistent, ways. Federal agencies, including the FTC, are seeking to regulate the use of personal data through rule-making efforts and through enforcement activities targeted at organizations. Many states have adopted laws requiring notification to users when there is a security breach affecting personal data, such as California's Information Practices Act. California also has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA took effect on January 1, 2020. The California Attorney General has issued implementation regulations and guidance regarding the law. In November 2020, California voters approved the California Privacy Rights Act of 2020 (“CPRA”), which amends and extends the CCPA and establishes the California Privacy Protection Agency to implement and enforce consumer privacy laws. Most of the CPRA’s provisions became effective on January 1, 2023. A growing number of states have enacted privacy laws in recent years. In 2023, Delaware, Florida, Indiana, Iowa, Montana, Oregon, Tennessee and Texas enacted such laws. In addition to California, Colorado, Virginia, Utah and Connecticut previously had enacted comprehensive privacy legislation. In addition to broad consumer privacy laws, states are enacting and may continue to enact sectoral-specific privacy laws focused on health data, data about people under the age of 18, biometric data, the use of algorithms by organizations, and other matters. Private litigants are also using federal and state laws to pursue litigation related to the use of personal data, video content, chat tools and other communication tools, and trackers commonly used by organizations in the operation of consumer-facing websites and applications. Complying with these different national and state privacy requirements may cause us to incur substantial costs. In addition, we generally have and post on our websites privacy policies and practices regarding the collection, use and disclosure of user data. A failure to comply with such posted privacy policies or with the regulatory requirements of federal, state, or foreign privacy laws could result in proceedings or actions by governmental agencies or others (such as class action litigation) which could adversely affect our business.

Our business is also dependent upon our continued ability to transmit our programming to television distributors from our third party FCC-licensed satellite uplink and downlink facilities, which are subject to FCC compliance in the U.S. and foreign regulatory requirements in our international operations.
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
In the U.S., we have registered trademarks and service marks including, but not limited to our brand names and logo, "QVC," "Quality Value Convenience," the "Q Logo," and "Q" and trademarks for our proprietary products sold such as "Arte D’Oro," "Cook’s Essentials," "Denim & Co.," "Diamonique," "Nature's Code," "Northern Nights" and "Zuda." Similarly, foreign registrations have been obtained for many trademarks and service marks for our brand names, logo and propriety products including, but not limited to, "QVC," the "Q Logo," "Q," "Cook’s Essentials," "Denim & Co.," "Diamonique" and "Northern Nights."

HSN has numerous trademark registrations or pending applications in the U.S. which help to expand HSN’s brand awareness. These registrations and applications include the “HSN” brand name and the “HSN logo” as well as registrations for HSN’s propriety products and services, including, but not limited to, “HSN Shop By Remote,” “Technibond,” and “Concierge Collection.”

We consider the "QVC" and "HSN" brands the most significant trademarks and service marks held by us because of their impact on market awareness across all of our geographic markets and on customers’ identification with us. Our trademark and service mark registrations in the U.S. for “QVC” and “HSN” are for a ten year period and are renewable every ten years, prior to their respective expirations, as long as the trademarks or service marks are used in the regular course of trade.

Qurate Retail relationship and related party transactions
The Company is an indirect wholly-owned subsidiary of Qurate Retail (Nasdaq: QRTEA, QRTEB and QRTEP), which owns Cornerstone Brands, Inc. ("CBI"), as well as other minority investments. QVC is part of Qurate Retail Group ("QRG"), a portfolio of brands including QVC and CBI. Zulily, LLC (“Zulily”) was a wholly owned subsidiary of Qurate Retail until its divestiture on May 24, 2023.
QVC engaged with Zulily, which had been a wholly-owned subsidiary of Qurate Retail since October 2015. Zulily is not part of the results of operations or financial position of QVC presented in this Form 10-K. Prior to Qurate Retail’s divestiture of Zulily, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives, and business advisory services. Refer to note 13 to the consolidated financial statements for further details.
QVC engages with CBI, which is a wholly owned subsidiary of Qurate Retail and prior to the common control transaction between QVC and Qurate Retail, was included as part of HSN. CBI is not part of the results of operations or financial position of QVC presented in the accompanying consolidated financial statements. During the year ended December 31, 2023, QVC and CBI engaged in multiple transactions relating to sourcing of merchandise, personnel and business advisory services. Refer to note 13 to the accompanying consolidated financial statements for further details.
On December 30, 2020, the Company and Liberty Interactive LLC ("LIC") completed an internal realignment of the Company's global finance structure that resulted in a common control transaction with Qurate Retail. As part of the common control transaction, LIC issued a promissory note (“LIC Note”) to a subsidiary of the Company with an initial face amount of $1.8 billion, a stated interest rate of 0.48% and a maturity of December 29, 2029. Interest on the LIC Note is paid annually. QVC recorded $9 million of related party interest income for each of the years ended December 31, 2023 and 2022, included in interest expense, net in the consolidated statement of operations.
On October 27, 2021, a notice was issued to all holders to redeem any and all outstanding MSI Exchangeables (as defined below) on December 13, 2021. Bondholders had until the close of business on December 10, 2021 to exchange their bonds. During the fourth quarter of 2021, QVC Global delivered Motorola Solutions Inc. shares, which were acquired pursuant to a forward purchase contract, to holders of the MSI Exchangeables with a fair value of approximately $573 million to settle the exchanges of the MSI Exchangeables. For holders who did not participate in the exchange, their bonds were redeemed on December 13, 2021 at adjusted principal, plus accrued interest and dividend pass-thru for a total cash payment of approximately $1 million. No MSI Exchangeables were outstanding as of December 31, 2021. As a result of the exchange and the redemption, the Company recorded a loss on extinguishment of debt in the accompanying consolidated statements of operations of $7 million for the year ended December 31, 2021.

On October 27, 2021, QVC amended and restated its senior secured credit facility (the "Fifth Amended and Restated Credit Agreement") which is a multi-currency facility that provides for a $3.25 billion revolving credit facility (see note 7 to the accompanying consolidated financial statements). The Fifth Amended and Restated Credit Agreement may be borrowed on by QVC, CBI, and QVC Global (collectively, the “Borrowers”). Under the terms of the Fifth Amended and Restated Credit Agreement, the Borrowers are jointly and severally liable for all outstanding borrowings. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the senior secured credit facility plus any additional amount it expects to repay on behalf of CBI. There were no borrowings by CBI outstanding on the Fifth Amended and Restated Credit Agreement as of December 31, 2023. As of December 31, 2022, there was $18 million borrowed by CBI on the Fifth Amended and Restated Credit Agreement, none of which the Company expected to repay on behalf of CBI.

On June 27, 2022, Qurate Retail announced a five-point turnaround plan designed to stabilize and differentiate its core HSN and QVC-US businesses and expand the Company's leadership in video streaming commerce (“Project Athens”). Project Athens main initiatives include: (i) improve customer experience and grow relationships; (ii) rigorously execute core processes; (iii) lower cost to serve; (iv) optimize the brand portfolio; and (v) build new high growth businesses anchored in strength. During 2022, QVC commenced the first phase of Project Athens, including actions to reduce inventory and a planned workforce reduction that was completed in February 2023. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan, and QVC expects to incur additional expenses related to Project Athens initiatives in future periods. QVC implemented a workforce reduction and recorded restructuring charges of $13 million and $24 million in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statement of operations during the years ended December 31, 2023 and 2022, respectively.

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

Qurate Retail's interests may not coincide with our interests or yours and Qurate Retail may cause us to enter into transactions or agreements with related parties or approve corporate actions that could involve conflicts of interest. For example, Qurate Retail's dependence on our cash flow for servicing its debt and for other purposes is likely to result in our payment of large dividends to Qurate Retail, which may increase our leverage and decrease our liquidity. We paid $437 million, $1,270 million, and $963 million of dividends to Qurate Retail during the years ended December 31, 2023, 2022, and 2021, respectively. See also Item 1A. "Risk Factors."

Item 1A. Risk Factors
The risks described below and elsewhere in this Annual Report on Form 10-K are not the only ones that relate to our businesses or our capitalization. The risks described below are considered to be the most material. However, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our businesses. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. If any of the events described below were to occur, our businesses, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected.
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
•Use of social media and influencers may materially and adversely affect our reputation or subject us to fines or other penalties.
•Environmental, Social, and Governance (“ESG”) risks could threaten our businesses’ financial outcomes, partnerships, and reputation.
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
•The COVID-19 pandemic negatively impacted, and future pandemics or epidemics may negatively impact, our business, key financial and operating metrics, and results of operations in numerous ways.
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
•Our business is subject to cyber security risks, including cybersecurity threats and cybersecurity incidents, such as security breaches and identity theft.
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
•Fluctuations in currency exchange rates may lead to lower revenues and earnings.
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

Risks Related to Our Financial Condition and Business

Improvements in operating results from expected savings in operating costs from Project Athens and other cost saving and business improvement initiatives may not be realized in the anticipated amounts, may take longer to be realized, or could be realized only for a limited period

In 2022, Qurate Retail announced Project Athens, a five-point turnaround plan designed to stabilize and differentiate its core HSN and QVC-U.S. brands and expand the company’s leadership in video streaming commerce. During 2022 the first phase of Project Athens was commenced, and included actions to reduce inventory and a planned workforce reduction that was completed in February 2023. It is expected that Project Athens will complete its objectives by the end of 2025. However, in order to implement this or any other future cost savings or business improvement initiatives, we have incurred, or expect to incur, additional expenses, which could adversely impact our financial results prior to the realization of the expected benefits associated with the initiatives. These initiatives could also divert the attention of management and cause disruptions in our business, which could have an adverse impact on our business and financial results. Due to numerous factors or future developments, we may not achieve cost reductions or other business improvements consistent with our expectations or the benefits may be delayed. These factors or future developments could include the incurrence of higher than expected costs or delays in workforce reduction measures, actual savings differing from anticipated cost savings, anticipated benefits from business improvement initiatives not materializing and disruptions to normal operations or other unintended adverse impacts resulting from the initiatives.

The retail business environment is subject to intense competition, and we may not be able to effectively compete for customers

We operate in a rapidly evolving and highly competitive retail business environment. Although we are the U.S.’s largest television shopping retailer, we have numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, other televised shopping retailers such as ShopHQ and Jewelry TV in the U.S., Jupiter Shop Channel in Japan, HSE in Germany and Austria, GM24 in Italy, and Ideal World in the U.K., infomercial retailers, Internet retailers, including livestream shopping retailers, and mail-order and catalog companies. Many of our current and potential competitors have greater resources, longer histories, more customers and greater brand recognition than we do. They may secure better terms from vendors, adopt more aggressive pricing, offer free or subsidized shipping and devote more resources to technology, fulfillment and marketing. Other companies also may enter into business combinations or alliances that strengthen their competitive positions. Such business combinations or alliances may result in competitors with greatly improved financial resources, improved access to merchandise, greater market penetration than they previously enjoyed and other improvements in their competitive positions. This may cause our customers to elect to purchase products from a competitor that they would have historically purchased from QVC, resulting in less revenue to QVC.

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

In addition, many retailers, especially online retailers with whom we compete, are currently offering customers more competitive shipping and returns terms than QVC, including faster delivery and free or discounted shipping and returns. As a result of these practices, we may experience further competitive pressures to attract customers and/or to change our shipping program. Our ability to be competitive on delivery times and shipping costs depends on many factors, and our failure to successfully manage these factors and offer competitive shipping terms could negatively impact the demand for our products and our profit margins. We also compete for access to customers and audience share with other providers of televised, online and hard copy entertainment and content. Our inability to compete effectively with regard to the assortment, product price, shipping terms, shipping pricing or free shipping and quality of the merchandise we offer for sale or to keep pace with competitors in our marketing, service, location, reputation, credit availability and technologies, could have a material adverse effect.

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

We depend on the television distributors that carry our programming and no assurance can be given that we will be able to maintain and renew our affiliation agreements on favorable terms or at all
In the U.S., we currently distribute our programming through affiliation or transmission agreements with many television service providers, including, but not limited to, Comcast, DIRECTV, Charter, DISH, Verizon and Cox. Internationally, we currently distribute our programming through providers such as Vodafone TV Connect and Vodafone GigaTV, Freenet TV, SES ASTRA, Telekom Matenta TV, PYUR, A1 Xplore TV, Jupiter Telecommunications, Ltd., BS Nippon Corporation, The Sky Perfect JSAT Group, World Hi-Vision Channel, Inc., Sky UK, Freesat, Freeview Virgin Media, Tivu Tivusat and Sky Italia. The majority of our affiliation agreements with distributors are scheduled to expire between 2024 to 2029 unless renewed prior to the applicable expiration. As part of normal course renewal discussions, occasionally we have disagreements with our distributors over the terms of our carriage, such as channel placement or other contract terms. If not resolved through business negotiation, such disagreements could result in litigation or termination of an existing agreement. Termination of an existing agreement resulting in the loss of distribution of our programming to a material portion of our television households may adversely affect our growth, net revenue and earnings.

The renewal negotiation process for affiliation agreements is typically lengthy. In some cases, renewals are not agreed upon prior to the expiration of a given agreement while the programming continues to be carried by the relevant distributor without an effective agreement in place. We do not have distribution agreements with some of the cable operators that carry our programming. In total, we are currently providing programming without affiliation agreements to distributors representing approximately 6% of our QVC-U.S. distribution and approximately 1% of our HSN cable television distribution. Some of our international programming may continue to be carried by distributors after the expiration dates on our affiliation agreements with them have passed.

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

The failure to maintain suitable placement for our programming or to adapt to changes in consumer behavior driven by online video distribution platforms for viewing content could adversely affect our ability to attract and retain television viewers and could result in a decrease in revenue

We are dependent upon the continued ability of our programming to compete for viewers. Effectively competing for television viewers is dependent, in substantial part, on our ability to negotiate and maintain placement of our programming at a favorable channel position, such as in a basic tier or within a general entertainment or general broadcasting tier. Less favorable channel position for our programming, such as placement adjacent to programming that does not complement our programming, a position next to our televised home shopping competitors or isolation in a "shopping" tier, or lack of a high-definition formatted presentation could adversely affect our ability to attract television viewers to our programming.

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

In October 2023, HSN entered into a settlement agreement with the CPSC in which HSN agreed to pay a civil penalty of $16 million to settle the CPSC’s claim that HSN allegedly failed to timely submit a report under the CPSA in relation to handheld clothing steamers sold by HSN under the Joy Mangano brand names My Little Steamer® and My Little Steamer® Go Mini that were subject to a voluntary recall previously announced on May 26, 2021. The settlement agreement also requires HSN to implement and maintain a compliance program to ensure compliance with the CPSA.

Failure to comply with existing laws, rules and regulations, or to obtain and maintain required licenses and rights, could subject us to additional liabilities

We market and provide a broad range of merchandise through television shopping programs and our websites. As a result, we are subject to a wide variety of laws, rules, regulations, policies and procedures in various jurisdictions, including foreign jurisdictions, which are subject to change at any time, including laws regarding consumer protection, privacy, the regulation of retailers generally, the license requirements for television retailers in foreign jurisdictions, the importation, sale and promotion of merchandise and the operation of retail stores and warehouse facilities, as well as laws and regulations applicable to the Internet and businesses engaged in online and mobile commerce, such as those regulating the sending of unsolicited, commercial electronic mail and texts. Additionally, we accept payments for our products using a variety of methods. For existing and future payment options we offer to our customers, we currently are subject to, and may become subject to additional, regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of our payment products). Our failure to comply with these laws and regulations could result in a revocation of required licenses, fines and/or proceedings against us by governmental agencies and/or consumers, which could adversely affect our business, financial condition and results of operations. Moreover, unfavorable changes in the laws, rules and regulations applicable to us could decrease demand for merchandise offered by us, increase costs and/or subject us to additional liabilities. Similarly, new disclosure and reporting requirements, established under existing or new state or federal laws, such as regulatory rules regarding requirements to disclose efforts to identify the origin and existence of certain "conflict minerals" or abusive labor practices in portions of our supply chain, could increase the cost of doing business, adversely affecting our results of operations. Finally, certain of these regulations impact the marketing efforts of our brands and business.

Use of social media and influencers may materially and adversely affect our reputation or subject us to fines or other penalties

We use third-party social media platforms as, among other things, marketing tools. Many of our products are endorsed by celebrities, designers and other well-known personalities who often join our presenters on our live programming and provide lead-in publicity on their own social media pages, websites and other customer touchpoints. As existing Ecommerce and social media platforms continue to rapidly evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms we use change their policies or algorithms, we may not be able to fully optimize such platforms, and our ability to maintain and acquire customers and our financial condition may suffer.

Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, or our network of celebrities, designers and other well-known personalities to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and operating results.

In addition, an increase in the use of social media for product promotion and marketing may cause an increase in the burden on us to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. For example, in some cases, the FTC has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship or material connection between an influencer and an advertiser.

Although we require our influencers to agree to comply with our terms and conditions, as well as applicable laws, regulations, guidelines, and other requirements applicable to the activities of our influencers, we do not specifically prescribe what our influencers post. In some cases, we may ask an influencer to edit or remove unsubstantiated claims or statements that could be misleading to our consumers. However, if we were held responsible for the content of our influencers’ posts or their actions, we could be fined or forced to alter our practices, which could have an adverse impact on our business.

Negative commentary regarding us, our products or influencers and other third parties who are affiliated with us may also be posted on social media platforms and may be adverse to our reputation or business. Influencers with whom we maintain relationships could engage in behavior or use their platforms to communicate directly with our customers in a manner that reflects poorly on our brand and may be attributed to us or otherwise adversely affect us. It is not possible to prevent such behavior, and the precautions we take to detect this activity may not be effective in all cases. Our target consumers often value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate, without affording us an opportunity for redress or correction.

New legislation or regulations related to climate change and increased focus by governmental and non-governmental organizations, stockholders and customers on sustainability issues may have a material adverse effect on our business and results of operations

Federal, state and local governments, as well as some of our customers, are beginning to respond to climate change issues. This increased focus on sustainability may result in new legislation or regulations and customer requirements that could negatively affect us as we may incur additional costs or be required to make changes to our operations in order to comply with any new regulations or customer requirements. On March 21, 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related risks with final rules expected to be adopted in April 2024. We are currently assessing the proposed rule, but at this time we cannot predict the costs of implementation or any potential adverse impacts resulting from the rule as proposed. To the extent this rule is finalized as proposed, we could incur increased costs relating to the assessment and disclosure of climate-related risks.

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

ESG risks could threaten our businesses’ financial outcomes, partnerships, and reputation.

Governments, regulatory bodies, investors, customers, business partners, and other stakeholders are increasingly focused on ESG commitments and goals related to climate change and sustainability; diversity, equity, and inclusion; human capital management; data security and privacy; and supply chains, among other issues. Regulations requiring ESG commitments may increase costs and risks for our businesses. Pressure from investors, business affiliates, and customers may also contribute to rising costs of ESG compliance and commitments. Failure to meet ESG goals imposed by regulatory authorities or the public could lead to fines, litigation, loss of business partnerships, reputational damage, and negative financial outcomes.

We may fail to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties

We regard our intellectual property rights, including our service marks, trademarks, patents and domain names, copyrights (including our programming and our websites), trade secrets and similar intellectual property, as critical to our success. Our business also relies heavily upon software codes, informational databases and other components that make up their products and services.

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

We offer our installment payment option on most of our merchandise and, in certain circumstances, offer it as the default payment option. Failure to effectively manage our installment sales plans and revolving credit card programs could negatively impact our results of operations

We offer an installment payment option in all of our markets other than Japan, which is available on certain merchandise we sell. This installment payment option is called “Easy-Pay” at QVC-U.S. and in the U.K., “Q-Pay” in Germany and Italy, and “Flex-Pay” at HSN. Our installment payment option is currently offered on most of our merchandise and, for QVC-U.S. website and mobile sales, is the default payment option on all products on which it is offered. Full payment for merchandise at the time of sale would require the customer to affirmatively change that option. Our installment payment option, when offered, allows customers to pay for certain merchandise in multiple interest-free monthly installments. When the installment payment option is offered by us and elected by the customer (or if the customer inadvertently purchases merchandise using the installment payment option because it was the default payment option), the first installment is typically billed to the customer’s credit or debit card upon shipment. Generally, the customer’s credit or debit card is subsequently billed in additional monthly installments until we have billed the total purchase price of the products. We cannot predict whether customers will pay their installments when due or at all, regardless of whether the customer would have preferred to pay in one lump-sum but did not opt out of the installment payment option. Accordingly, we maintain an allowance for customer bad debts arising from these late and unpaid installments. This provision for customer bad debts is provided as a percentage of accounts receivable based on our historical experience in the period of sale and is included within selling, general and administrative expense. To the extent that customers elect installment payment options at greater rates, or to the extent the number of customers failing to opt out of the default installment payment option increases, we would be required to maintain a greater allowance for customer bad debt and to the extent that installment payment option losses exceed historical levels, our results of operations may be negatively impacted.

Most major retailers either directly or through third parties offer some form of Buy Now Pay Later (“BNPL”) financing arrangements that typically charge interest or late fees. Recently, a number of jurisdictions in Europe and the U.S. have indicated that these BNPL financing arrangements could be subject to increased regulation to ensure compliance with various consumer protection laws and regulations. Although we do not charge interest or impose late fees as part of our installment payment options, changes to existing laws and regulations or their interpretation, or the adoption of new laws or regulations could require mandatory changes to our installment payment options. Implementing these changes may increase our costs to maintain our installment payment options and may make our installment payment options less desirable to our customers which could lead to a decline in sales; additionally, failure to comply with these laws and regulations could result in the imposition of fines and penalties, any of which could have an adverse effect on our results of operations.

In the U.S., QxH has agreements with a large consumer financial institution (the "Bank") pursuant to which the Bank provides revolving credit directly to our customers for the sole purpose of purchasing merchandise from us with a Private Label Credit Card ("PLCC"). We cannot predict the extent to which customers will use the PLCC, nor the extent that they will make payments on their outstanding balances, especially during periods of high economic uncertainty or in response to inflationary pressures. As QVC receives a portion of the net economics from the credit card program, the ability of customers to make payments on their outstanding balances due to circumstances related to economic uncertainty or inflationary pressures could result in reduced PLCC income to QxH from the Bank. Additionally, proposed regulations limiting late fees on credit card payments could also result in reduced PLCC income to QxH from the Bank.

Increases in labor costs could adversely affect our business, financial condition and results of operations

Labor is a significant portion of our cost structure and is subject to many external factors, including unemployment levels, prevailing wage rates, minimum wage laws, exempt status salary statutory thresholds, potential collective bargaining arrangements, general inflationary pressures, health and other insurance costs and changes in employment and labor legislation or other workplace regulation. From time to time, legislative proposals are made to increase federal, state and local minimum wage rates , to limit exemptions from federal and state minimum wage laws for white collar jobs and to create or extend benefit programs, such as health insurance and paid sick and other leave programs. As minimum wage rates increase or related laws and regulations change, or as labor market demand increases, we may need to increase the wages paid to our hourly or salaried employees. Any increase in the cost of our labor could have an adverse effect on our business, financial condition and results of operations or, if we fail to pay such higher wages we could suffer increased employee turnover. In addition, increases in labor costs could force us to increase prices, which could adversely impact our sales. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profits may decline and could have a material adverse effect on our business.

Additionally, any increase in the cost of labor for our third party carriers and suppliers could increase our cost of shipping and materials, which may adversely affect our ability to increase or maintain our revenue.

Natural disasters, political crises, and other catastrophic events or other events outside of our control, including climate change, may damage our facilities or the facilities of third parties on which we depend, adversely affect our ability to operate our businesses and have broader effects

Our corporate headquarters and operations center are located in West Chester, Pennsylvania, and we also operate regional headquarters and administrative offices, distribution centers and contact centers worldwide. If any of these facilities or the facilities of our vendors or third-party service providers are affected by natural disasters (such as fires, earthquakes, tsunamis, power shortages or outages, floods or monsoons), public health crises (such as pandemics and epidemics), political crises (such as terrorism, war, political instability, insurrections or other conflict), or other events outside of our control, our business, financial condition and results of operations could be materially adversely affected. On December 18, 2021, QVC experienced a fire at its Rocky Mount, Inc. fulfillment center in North Carolina, during which one contractor lost his life. Rocky Mount was the Company’s second-largest fulfillment center, processing approximately 25% to 30% of volume for QVC-U.S., and also served as QVC-U.S.’s primary returns center for hard goods. We sold the Rocky Mount facility in 2023 and as a result are making investments to expand capacity and increase throughput. Order fulfillment, inbound deliveries and customer returns that were previously handled at the Rocky Mount facility are now routed through other distribution facilities within the Company’s distribution network and third-party logistic service providers.

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

The COVID-19 pandemic negatively impacted our business, and future pandemics or epidemics may negatively impact, our business, key financial and operating metrics, and results of operations in numerous ways

The COVID-19 pandemic, resulted in significant disruption to the global economy and negatively impacted us and our operations. For example, as a result of COVID-19, many traditional brick-and-mortar retailers temporarily closed their stores while distance retailers, such as QVC, continued operating. As a result, QVC initially experienced an increase in new customers and an increase in demand for certain categories, such as home and electronics. However, as traditional brick-and-mortar retailers were allowed to reopen their stores and consumers were able to resume pre-pandemic shopping habits, we observed a decline in customers and a decline in demand for our products. Additionally, QVC experienced delays in receiving merchandise at certain fulfillment centers and had to limit the number of products we were able to promote on air. COVID-19 also had an adverse impact on our supply chain due to factory closures, shipping and trucking delays and labor shortages, resulting in delays and other resource constraints related to both imported and domestically produced products. As a result, our manufacturers and vendors were unable to produce and deliver the products we sell, either on a timely basis or at all and a number of our manufacturers and vendors experienced financial issues as a result of these constraints. Further, we experienced increased product shortages due to high market demand in some product categories such as home and electronics. In addition, as a result of COVID-19 we experienced material negative impacts to our financial results, including our capital and liquidity, decreases in the disposable income of existing and potential new customers, heightened inflation, increased currency volatility resulting in adverse currency rate fluctuations and higher interest rates. It is unclear whether and to what extent a future pandemic or epidemic, including future COVID-19 outbreaks or concerns, could impact our financial condition and results of operations. If our manufacturers and vendors are unable to meet our supply needs in a timely manner, or at all, we may be required to shift product promotion to items which are available, but possibly not in demand, which could have a negative impact on sales.

Future delays by manufacturers and vendors could result in delays to delivery dates to our customers, which could result in the cancellation of orders, customers’ refusal to accept deliveries, a reduction in purchase prices and ultimately, termination of customer relationships. We cannot be certain that we will be able to identify alternative sources for our products without delay or without greater cost to us.

Additionally, a future pandemic or epidemic, including a resurgence of COVID-19, may adversely impact our ability to comply with various legal and contractual obligations and may expose us to increased litigation, including labor and employment claims, breach of contract claims and consumer claims by our customers. Our insurance coverage may not be applicable to, or sufficient to cover, all claims, costs, and damages we may incur as a result of COVID-19, or future pandemic or epidemic, which would result in our bearing such costs and could have a material adverse effect on our business, financial condition and results of operations.

There can be no assurance that the long term effects of COVID-19, or the future occurrence of a pandemic or epidemic, will not result in recession for the U.S. economy and other major global economies and we anticipate our businesses and operations would be materially adversely affected by a prolonged recession in the U.S. and other major markets.

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

For the year ended December 31, 2023 the Company identified an impairment for the QxH reporting unit related to goodwill. As previously reported, for the year ended December 31, 2022, the Company identified significant impairments for the QxH reporting unit related to the HSN tradename and goodwill.

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

Our Ecommerce business could be negatively affected by changes in third-party digital platform algorithms and dynamics as well as our inability to monetize the resulting web traffic

The success of our Ecommerce business and our online marketing efforts depends on a high degree of website traffic, which is dependent on many factors, including the availability of appealing website content, user loyalty and new user generation from various digital marketing channels that charge a fee. Third-party digital platforms, such as Google and Facebook, frequently update and change the logic that determines the placement and display of results of a user’s search, or advertiser content, such that the purchased or algorithmic placement of advertisements or links to the websites of our Ecommerce business can be negatively affected. If a major search engine or third-party digital platform changes its algorithms in a manner that negatively affects our paid advertisement distribution or unpaid search ranking, the business and financial performance of our Ecommerce business would be adversely affected, potentially to a material extent. Additionally, Mobile application distribution platforms, such as Apple’s App Store and the Amazon Appstore for Android, may require that third party digital platforms and ecommerce companies present users with an option where the user chooses to opt-in or opt-out of tracking technology used by these third party digital platforms or included in mobile applications. To the extent that users opt-out of tracking technology used by third party digital platforms on which we advertise or users of our applications opt-out of tracking technology included in our applications, our ability to monitor and improve customer experience and track the effectiveness of our digital marketing strategies would be adversely impacted. Furthermore, our failure to successfully manage our digital marketing strategies could result in a substantial decrease in traffic to our website, as well as increase costs if we were to replace free traffic with paid traffic. Even if our Ecommerce business is successful in generating a high level of website traffic, no assurance can be given that our Ecommerce business will be successful in achieving repeat user loyalty or that new visitors will explore the offerings on our site. Monetizing this traffic by converting users to consumers is dependent on many factors, including availability of inventory, consumer preferences, price, ease of use and website quality. Globally, the cost of digital marketing has increased significantly and no assurance can be given that the fees we pay to third-party digital platforms will not exceed the revenue generated by our visitors. The increasing costs of digital marketing may require that we find more cost-effective ways of reaching and retaining consumers, which may not be as effective as the current methods of digital marketing. Any failure to sustain user traffic or to monetize such traffic could materially adversely affect the financial performance of our Ecommerce business and, as a result, adversely affect our financial results.

Our Ecommerce business may experience difficulty in the ongoing development, implementation and customer acceptance of applications for personal electronic devices, which could harm our business

Although our Ecommerce business has developed services and applications to address user and consumer interaction with website content on personal electronic devices, such as smartphones and tablets, the ways in which consumers use or rely on these personal electronic devices is continually changing. If the services or applications we develop in response to changes in consumer behavior are defective, unstable or viewed as ineffective by consumers, our Ecommerce business may experience difficulty attracting and retaining traffic on these platforms. Any failure to attract and retain traffic on these personal electronic devices could materially adversely affect the financial performance of our Ecommerce business and, as a result, adversely affect our financial results. Additionally, as new devices and new platforms are continually being released, it is difficult to predict the challenges that may be encountered in developing versions of our Ecommerce business offering for use on these alternative devices, and our Ecommerce business may need to devote significant resources to the creation, support, and maintenance of their services on such devices.

Our business is subject to cyber security risks, including cyber security threats and cybersecurity incidents, such as security breaches and identity theft

Through our operations, sales, marketing activities, and use of third-party information, we collect and store certain non-public personal information that customers provide to purchase products, enroll in promotional programs, register on websites, or otherwise communicate with us. This may include demographic information, phone numbers, driver license numbers, contact preferences, personal information stored on electronic devices, and payment information, including credit and debit card data. We also gather and retain information about employees and job applications in the normal course of business. We may share information about such persons with vendors, contractors and other third-parties that assist with certain aspects of our business. In addition, our online operations depend upon the transmission of confidential information over the Internet, such as information permitting cashless payments. Like many e-commerce companies, we frequently encounter unauthorized parties attempting to gain access to our or our vendors’ information systems by, among other things, hacking those systems, through fraud or other means of deceiving our employees or vendors, or burglaries. We also face cybersecurity risks from errors by our or our vendors’ employees, misappropriation of data by employees, vendors or unaffiliated third-parties, or other irregularities that may result in disruption of services or persons obtaining unauthorized access to our company’s data. Additionally, as a result of the increased number of employees working remotely, we and our partners may be more vulnerable to cybersecurity incidents and attacks. The techniques used to gain access to our or our vendors’ computer systems, data or customer information, disable or degrade service, or sabotage systems are constantly evolving, including from emerging technologies such as advanced forms of artificial intelligence. These techniques may be difficult to detect quickly, and often are not recognized until launched against a target. Increasingly, unauthorized parties are exploiting access they gain to third party vendors to target companies that do business with these vendors, which may include third party vendors with whom we do business. We have implemented measures and processes intended to secure our computer systems and prevent disruptions in services or unauthorized access to or loss of sensitive data, but as with all companies, these security measures may not be sufficient for all eventualities and there is no guarantee that they will be adequate to safeguard against all cybersecurity threats or cybersecurity incidents, information system compromises or misuses of data. Although we have not detected a material security breach or other cybersecurity incident to date, we have been the target of events of this nature and expect to be subject to similar attacks in the future. Any disruptions of our information systems or misappropriation or misuse of customer, employee or other personal information, whether at our company or any of our vendors, could cause interruptions in the operations of our business and subject us to increased costs, fines, litigation, regulatory actions and other liabilities. Security breaches and other cybersecurity incidents could also significantly damage our reputation with consumers and third parties with whom we do business, which could result in lost sales and customer and vendor attrition. We continue to invest in new and emerging technology and other solutions to protect our retail commerce websites, mobile commerce applications and information systems, but there can be no assurance that these investments and solutions will prevent any of the risks described above. If we are unable to maintain the security of our retail commerce websites and mobile commerce applications, we could suffer loss of sales, reductions in traffic, damage to our reputation, loss of consumer confidence, diversion of management attention, and deterioration of our competitive position and incur liability for any damage to customers whose personal information is accessed without authorization or claims, investigation, penalties and fines imposed by governmental regulators. We may be required to expend significant additional capital and other resources to protect against and remedy any potential or existing security breaches and their consequences, such as additional infrastructure capacity spending to mitigate any system degradation and the reallocation of resources from development activities. We also face similar risks associated with security breaches and other cybersecurity incidents affecting third parties with which we are affiliated or otherwise conduct business.

System interruption and the lack of integration and redundancy in these systems and infrastructures may adversely affect our ability to transmit our television programs, operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations

Our success depends, in part, on our ability to maintain the integrity of our transmissions, systems and infrastructures, including the transmission of our television programs, as well as our websites, information and related systems, contact centers and fulfillment facilities. We may experience occasional system interruptions that make some or all transmissions, systems or data unavailable or prevent us from transmitting our signal or efficiently providing services or fulfilling orders. We rely on legacy systems that are often difficult to update and maintain. As a result, we maintain an ongoing process of implementing new technology systems and upgrading others. Our failure to properly implement new systems or delays in implementing new systems or failing to integrate new systems with our legacy systems could impair our ability to provide services, fulfill orders and/or process transactions. We also rely on affiliate and third-party computer systems, broadband, transmission and other communications systems and service providers in connection with the transmission of our signals, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in our signal transmissions, systems and infrastructures, our business, our affiliates and/or third parties, or deterioration in the performance of these transmissions, systems and infrastructures, could impair our ability to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, public health crises (such as pandemics and epidemics), acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt television transmissions, computer, broadband or other communications systems and infrastructures at any time.

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

The European Commission adopted revised SCCs on June 4, 2021. In March 2022, the U.S. and the European Commission announced a new DPF to replace the E.U.-U.S. Privacy Shield. On December 13, 2022, the European Commission issued an adequacy decision initiating the formal adoption process for the DPF and the E.U. formally adopted the adequacy decision on July 10, 2023. The U.S. and the E.U. implemented the DPF in July 2023. Further, the General Data Protection Regulation (“GDPR”), which became effective in 2018, gives consumers in the E.U. additional rights and imposes additional restrictions and penalties on companies for illegal collection and misuse of personal information. E.U. government entities and regulatory authorities continue to pursue additional regulation of “cookies” and other Internet tracking tools but the timing of enactment of the final regulations is uncertain. Following the "Brexit" withdrawal of the U.K. from the E.U., on June 28, 2021, the European Commission determined that the U.K.’s data protection laws essentially are equivalent to data protection laws in the European Economic Area. As a result, personal data transfers from the E.U. to the U.K. may continue without a new data transfer framework.

California has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA became effective on January 1, 2020. The California Attorney General has issued draft implementing regulations and guidance regarding the law. In November 2020, California voters approved the California Privacy Rights Act of 2020 (“CPRA”), which amends and expands the CCPA and establishes the California Privacy Protection Agency to implement and enforce consumer privacy laws. Most of the CPRA’s provisions became effective on January 1, 2023. A growing number of states have enacted privacy laws in recent years. In 2023, Delaware, Florida, Indiana, Iowa, Montana, Oregon, Tennessee and Texas enacted such laws. In addition to California, Colorado, Virginia, Utah and Connecticut previously had enacted comprehensive privacy legislation. In addition to broad consumer privacy laws, states are enacting and may continue to enact sectoral-specific privacy laws focused on health data, data about people under the age of 18, biometric data, the use of algorithms by organizations, and other matters. Private litigants are also using federal and state laws to pursue litigation related to the use of personal data, video content, chat tools and other communication tools, and trackers commonly used by organizations in the operation of consumer-facing websites and applications. Our failure, and/or the failure by the various third party vendors and service providers with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations, or changes in applicable laws and regulations, or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage our reputation and the reputation of our third party vendors and service providers, discourage potential users from trying our products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, any one or all of which could adversely affect our business, financial condition and results of operations. In addition, we may not have adequate insurance coverage to compensate for losses.

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

Fluctuations in currency exchange rates may lead to lower revenues and earnings

Sales made by our company outside the U.S. are denominated in the currency of the country in which our operations are located, and changes in currency exchange rates affect the translation of the sales and earnings of these businesses into U.S. dollars for financial reporting purposes. Because of this, movements in currency exchange rates have had, and are expected to continue to have, a significant impact on our consolidated and segment results from time to time.

Changes in currency exchange rates can also increase the cost of inventory purchases that are denominated in a currency other than the local currency of the business buying the merchandise. When exchange rates change significantly in a short period or move unfavorably over an extended period, it can be difficult for us to adjust accordingly, and gross margin can be adversely affected. For example, a significant amount of merchandise we offer for sale is made in China and accordingly, a revaluation of Chinese currency, or increased market flexibility in the exchange rate for that currency, increasing its value relative to the U.S. dollar or currencies in which our stores are located, could be significant.

We expect that currency exchange rate fluctuations could have a material adverse effect on our sales and results of operations from time to time.

Weak and uncertain economic conditions worldwide may reduce consumer demand for our products and services

Prolonged economic weakness and uncertainty in various regions of the world in which we and our subsidiaries and affiliates operate could adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of inflation, recession and economic instability. Global financial markets may experience disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including China, Japan and Europe deteriorate our customers may respond by suspending, delaying, or reducing their discretionary spending. A suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. We currently are unable to predict the extent of any of these potential adverse effects.

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

Increases in market interest rates could increase our operating costs and decrease consumer demand, which may adversely affect our business

Interest rates have risen substantially since 2022 and may continue to rise. Increases in interest rates could increase our operating costs by increasing the cost of shipping, materials for our products, and/or labor. If competitive pressures or other economic factors prevent us from offsetting such increased costs by raising prices, our ability to increase or maintain revenue may be negatively impacted. In addition, an increase in interest rates could reduce consumer confidence, discretionary spending by individuals and adversely affect market demand for our products, which could materially adversely affect our business, financial condition and results of operations.

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

Recently there have been heightened tensions in relations between Western nations and China. For example, on December 23, 2021, President Biden signed the Uyghur Forced Labor Prevention Act (the “UFLPA”) into law, which is intended to address the use of forced labor in China’s Xinjiang Uyghur Autonomous Region (“XUAR”). Among other things, the UFLPA imposes a presumptive ban on the import of goods to the U.S. that are made, wholly or in part, in the XUAR or by persons that participate in certain programs in the XUAR that entail the use of forced labor. The UFLPA took effect on June 21, 2022 and may increase the risk of delay of goods and inventory shortages. Additionally, the U.S. Customs and Border Protection (“CBP”) issued a region-wide withhold release order (“WRO”), effective January 13, 2021, pursuant to which the CBP will detain cotton products produced in the XUAR. The WRO applies to, among other things, cotton grown in the XUAR and to all products made in whole or in part using such cotton, regardless of where the downstream products are produced, and importers are responsible for ensuring the products they are attempting to import do not exploit forced labor at any point in their supply chain, including the production or harvesting of the raw material. As a result of the WRO, products imported into the U.S. could be held by the CBP based on a suspicion that they originated from the XUAR or that they may have been produced by Chinese suppliers accused of participating in forced labor, pending the importer providing satisfactory evidence to the contrary. Such process could result in a delay or complete inability to import such goods, which could result in inventory shortages and lost sales. Additionally, the U.S. Treasury Department placed sanctions on China’s Xinjiang Production and Construction Corporation (“XPCC”) for serious human rights abuses against ethnic minorities in the XUAR. The XUAR is the source of large amounts of cotton and textiles for the global apparel supply chain and XPCC controls many of the cotton farms and much of the textile industry in the region. Although we do not knowingly do business with XPCC, we could be subject to penalties, fines or sanctions if any of the vendors from which we purchase goods is found to have dealings, directly or indirectly with XPCC or entities it controls. Even if we were not subject to penalties, fines or sanctions, if products we source are linked in any way to XPCC, our reputation could be damaged.

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

Risks Related to our Facilities and Third-Party Suppliers and Vendors

We rely on distribution facilities to operate our business, and any damage to one of these facilities, or any disruptions caused by incorporating new facilities into our operations, could have a material adverse impact on our business

We operate a limited number of distribution facilities worldwide. Our ability to meet the needs of our customers depends on the proper operation of these distribution facilities. If any of these distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason, we could suffer a substantial loss of inventory and disruptions of deliveries to our customers. For example, a future pandemic or epidemic, in the areas where our distribution facilities are located, or if we are unable to adequately staff our distribution facilities to meet demand in the future, or if the cost of such staffing is higher than historical or projected costs due to wage increases, labor shortages, regulatory changes, or other factors, could harm our operating results. In addition, we could incur significantly higher costs and longer lead times associated with the distribution of our products during the time it takes to reopen or replace the impacted facility. Any of the foregoing factors could result in decreased sales and have a material adverse effect on our business, financial condition and operating results. In addition, we have been implementing new warehouse management systems to further support our efforts to operate with increased efficiency and flexibility. There are risks inherent in operating in new distribution environments and implementing new warehouse management systems, including operational difficulties that may arise with such transitions. We may experience shipping delays should there be any disruptions in our new warehouse management systems or warehouses themselves.

In December 2021, our distribution facility located in Rocky Mount, North Carolina suffered significant fire damage. Rocky Mount was our second largest distribution facility and processed most of our returned merchandise. In February 2023, we sold the Rocky Mount facility to a third party. Inbound deliveries and customer returns that were previously sent to the Rocky Mount facility are now routed through other distribution facilities within the Company’s distribution network and to third party logistic service providers. Additional disruptions or delays as a result of shifting capacity or failing to maintain arrangements with our third party logistic service providers could cause disruptions to our order fulfillment process, causing delays in delivering product to customers which would result in lost sales, strain our relationships with customers, and cause harm to our reputation, any of which could have a material adverse impact on our business, financial condition and operating results. We maintain property, general liability and business interruption insurance coverage. In June 2023, the Company agreed to a final insurance settlement with its insurance company and received all remaining proceeds related to the Rocky Mount claim, which resulted in cumulative insurance proceeds of $660 million.

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
Additionally, as a result of recent acts of violence against commercial container ships in the Red Sea, our carriers have experienced longer shipping times and increased freight costs. Although these disruptions have not yet had a material impact on our business, our carriers may experience further delays or rescheduled deliveries or further increases in freight costs, which would adversely impact our business.

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

Risk Related to Management and Key Personnel

Our success depends in large part on our ability to recruit and retain key employees capable of executing our unique business model

We have a business model that requires us to recruit and retain key employees, including management, with the skills necessary for a unique business that demands knowledge of the general retail industry, television production, direct to consumer marketing and fulfillment and the Internet. We cannot assure you that if we experience turnover of our key employees we will be able to recruit and retain acceptable replacements because the market for such employees is very competitive and limited. Additionally, although we are working to provide an effective and engaging workplace, with more employees working remotely, it is increasingly challenging to keep employee engagement and productivity high.

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

Risks Related to Our Indebtedness

We have a substantial amount of indebtedness, which could adversely affect our financial position and prevent us from fulfilling our debt obligations
We have a substantial amount of indebtedness. As of December 31, 2023, we had total debt, other than our finance lease obligations, of $4,364 million, consisting of $3,507 million of secured indebtedness under our existing notes and $857 million of secured indebtedness under our senior secured credit facility, in each case, secured by a first priority perfected lien on all shares of our capital stock. There was $2.28 billion of unused capacity under our senior secured credit facility. In addition, we had $2 million of finance lease obligations and $515 million of operating lease liabilities. We may incur significant additional indebtedness in the future. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

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

We may be limited in our ability to pay dividends or make other restricted payments to Qurate Retail

Our bond indentures limit our ability to pay dividends or make other restricted payments if we are in default on our senior secured notes and our consolidated leverage ratio is greater than 3.5 to 1.0. In addition, under our senior secured credit facility we are restricted in our ability to pay dividends or make other restricted payments if we are in default on the senior secured credit facility and our consolidated net leverage ratio is greater than 4.0 to 1.0. While our bond indentures and our senior secured credit facility credit agreement both allow for unlimited dividends to service the debt of Qurate Retail so long as there is no default (i.e., no leverage test is needed), we will remain limited in our ability to distribute cash to Qurate for any other purpose. As of December 31, 2023, our leverage ratio (as calculated under our senior secured notes) was greater than 3.5 to 1.0 and as a result, there are restrictions on our ability to pay certain dividends or make other restricted payments to Qurate Retail. Consequently, until our leverage ratio under our senior secured notes is not greater than 3.5 to 1.0, Qurate Retail will not be able to rely on our cash flow for any purposes other than the service of its debt and to pay certain tax obligations related to us and our subsidiaries (which payments may be made by us under an intercompany tax sharing agreement). While we have made significant distributions to Qurate Retail in the past, we will be unable to do so in the near term and Qurate Retail may need to obtain other funding sources for any purposes other than to service its debt. There can be no assurance that Qurate Retail will be able to obtain such alternative funding sources on satisfactory terms or at all. See Item 1. “Business – Qurate Retail relationship and related party transactions.”

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy

We are committed to protecting the security and integrity of our systems, networks, databases and applications and, as a result, have implemented processes designed to prevent, assess, identify, and manage material risks associated with cybersecurity threats.

Cybersecurity risks are assessed as part of our enterprise risk assessment and risk management program and our cybersecurity risk management program is designed and assessed based on recognized frameworks, including the National Institute of Standards and Technology Cybersecurity Framework.

We rely on a multidisciplinary team, including our information security function, legal department, management, and third-party consultants, as described further below, to identify, assess, and manage cybersecurity threats and risks. We identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods including, using manual and automated tools such as vulnerability scanning software, monitoring existing and emerging cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, evaluating our industry’s risk profile, utilizing internal and external audits and assessments, and conducting threat and vulnerability assessments.

To manage and mitigate material risks from cybersecurity threats to our information systems and data, we implement and maintain various technical, physical and organizational measures, processes and policies. These measures include risk assessments, incident detection and response, vulnerability management, disaster recovery and business continuity plans, internal controls within our information technology (“IT”), security and other departments, encryption of data, network security controls, access controls, physical security, asset management, system monitoring, vendor risk management program, employee cybersecurity awareness and training, phishing tests, and penetration testing. Cybersecurity awareness training is also made available annually to our board of directors.

In the event of a potential cybersecurity incident, or a series of related cybersecurity incidents, we have cybersecurity incident response frameworks in place at QVC. These frameworks are a set of coordinated procedures and tasks that our incident response teams execute with the goal of ensuring timely and accurate identification, resolution and reporting of cybersecurity incidents both internally and externally, as necessary.

To operate our business, we utilize certain third-party service providers to perform a variety of operational functions. We have implemented a third-party risk management program to evaluate the cybersecurity practices of higher risk vendors and vendors that encounter our systems or data. We additionally engage and retain third-party consultants, legal advisors and assessors to keep us appraised of emerging third-party risk, defense and mitigation strategies, and governance best practices.

Impact of cybersecurity risks on business strategy, results of operations or financial condition

As of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.

For additional information on our cybersecurity risks, see “Our business is subject to cyber security risks, including cyber security threats and cybersecurity incidents, such as security breaches and identity theft" in Part I, Item 1A of this Annual Report on Form 10-K.

Governance

Role of the Qurate Retail Board of Directors

The Qurate Retail board of directors has overall responsibility for risk oversight and has delegated to its Audit Committee primary enterprise risk oversight responsibility, including privacy and cybersecurity risk exposures, policies and practices, the steps management takes to detect, monitor and mitigate such risks and the potential impact of those exposures on our business, financial results, operations and reputation. The Audit Committee receives quarterly updates on the enterprise risk management program, including cybersecurity risks and the initiatives undertaken to identify, assess and mitigate such risks. This cybersecurity reporting may include threat and incident reporting, vulnerability detection reporting, risk mitigation metrics, systems and security operations updates, employee education initiatives, and internal audit observations, if applicable.
In addition to the efforts undertaken by the Audit Committee, Qurate Retail’s board of directors regularly reviews matters relating to cybersecurity risk and cybersecurity risk management. Any material cybersecurity events are brought to the attention of Qurate Retail’s board of directors once the event is deemed material. We additionally use our incident response framework as part of the process we employ to keep our management and board of directors informed and to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents.

Role of Management

Through a services agreement between Qurate Retail and Liberty Media Corporation (“LMC”), Qurate Retail has established a cross functional Information Security Steering Committee (“ISSC”) with executives from the Legal, Accounting, Internal Audit and Risk Management, Cybersecurity and Facilities departments. The ISSC has management oversight responsibility for assessing and managing technology and operational risk, including information security, fraud, vendor, data protection and privacy, business continuity and resilience, and cybersecurity risks at Qurate Retail and at QVC.

At QVC, the VP Information Security is responsible for day-to-day management and oversight of cybersecurity, including assessing, monitoring and mitigating cybersecurity risk. The VP Information Security provides regular reporting to the ISSC and QVC executive management, including quarterly updates on security hot topics, threat intelligence, incidents (if any) and the status of the cybersecurity program to the Chief Executive Officer and the broader executive leadership team.
In addition to real time notification to the ISSC of privacy and security incidents, the ISSC and QVC have a bi-monthly meeting to discuss incidents, incident trends, developments in laws and regulations, and other privacy and cybersecurity hot topics, as applicable.

The experience of the combined QVC and Qurate Retail management teams includes a diverse background in telecom, retail and other industries, with decades of experience in various aspects of technology and cybersecurity. LMC’s Head of Cybersecurity, who sits on the ISSC, has more than 25 years of cybersecurity and IT experience and holds Certified Information Security Manager and Certified in Risk and Information System Control certifications. QVC’s VP Information Security has more than 30 years of IT experience and holds multiple certifications, including Certified Information Security System Professional and Certified Information Security Manager. Together this management team has worked at a variety of companies, including large publicly traded companies, implementing and managing IT and cybersecurity programs and teams, developing tools and processes to protect internal networks, business applications, customer facing applications and customer payment systems.

Item 2. Properties
We lease our corporate headquarters and operations center in West Chester, Pennsylvania, which includes executive offices, video broadcast studios, showrooms, broadcast facilities and administrative offices for QVC. Our corporate headquarters and the remainder of our material properties are summarized as follows:

Properties
Location	Type	Own or Lease	Operating Segment
West Chester, Pennsylvania	Corporate Headquarters	Lease	QxH
Kassel, Germany	Contact Center	Own	QVC-International
Bethlehem, Pennsylvania	Distribution Center	Lease	QxH
Suffolk, Virginia	Distribution Center	Lease	QxH
Florence, South Carolina	Distribution Center	Lease	QxH
Ontario, California	Distribution Center	Lease	QxH
Piney Flats, Tennessee	Distribution Center	Lease	QxH
Chiba, Japan	Distribution Center	Own	QVC-International
Hückelhoven, Germany	Distribution Center	Lease	QVC-International
St. Petersburg, Florida	Multi-functional	Own	QxH
Knowsley, U.K.	Multi-functional	Lease	QVC-International
Chiba, Japan	Multi-functional	Own	QVC-International
Brugherio, Italy	Multi-functional	Own	QVC-International
Düsseldorf, Germany	Multi-functional	Own	QVC-International
London, U.K.	Multi-functional	Lease	QVC-International
We supplement the facilities listed above by leasing various facilities worldwide. We believe that the duration of each lease is adequate and we do not anticipate any future problems renewing or obtaining suitable leases for our principal properties. On December 18, 2021, QxH experienced a fire at its Rocky Mount distribution center in North Carolina and as a result closed the facility. The Company leveraged its existing fulfillment centers and supplemented these facilities with short-term leased space as needed during 2022 and 2023. We continue to assess our network footprint and are making investments to expand capacity and increase throughput as a result of the loss of the Rocky Mount fulfillment center.
In December 2023, QVC entered into an agreement to sell an owned and operated property in Germany to an independent third party. This property is owned as of December 31, 2023, but included as an assets held for sale noncurrent in the accompanying consolidated balance sheet. Refer to note 18 in the accompanying notes to our consolidated financial statements for further details.
Item 3. Legal Proceedings
We are not a party to or subject to any material pending legal proceedings. We are parties to various claims and pending litigation as part of the normal course of business. In the opinion of management, the nature and disposition of these matters are considered routine and arising in the ordinary course of business.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
There is no established trading market for our equity securities. There is one holder of record of our equity, Qurate Retail Group, Inc., an indirect wholly-owned subsidiary of Qurate Retail, Inc. ("Qurate Retail").
See also Item 1. “Business - Qurate Retail relationship and related party transactions" for information related to our dividends to Qurate Retail and note 7 to our consolidated financial statements for our debt issuance descriptions.
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto.
A discussion of our results of operations for the year ended December 31, 2021 is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations-QVC Consolidated” section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) at http://www.sec.gov.
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
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co. LTD. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. QVC-Japan paid dividends to Mitsui of $53 million, $68 million, and $60 million in the years ended December 31, 2023, 2022 and 2021, respectively.

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
Improve customer experience and grow relationships. QVC is focused on rebuilding stronger connections with their customers. In order to improve customer experience and grow relationships, QVC is working to optimize programming using advanced analytics to align product offerings, promotions and airtime with customer preferences. In addition, we expect to invest in infrastructure which will endeavor to improve the customer's order to delivery experience by reducing shipping time and improving shipment tracking visibility. We will continue to focus on customer loyalty through providing customers with a more personalized experience.
Rigorously execute core processes. QVC is enhancing its core processes to deliver the human story telling experience behind a product while also sharing a clear and compelling value proposition. In order to rigorously execute core processes, QVC will optimize pricing and assortment by investing in enhanced Information Technology systems that will support real-time pricing and promotion adjustments at an item level. We will also focus on growing our private label brands to drive revenue and margin at productive scale.
Lower cost to serve. QVC is right sizing its cost base to improve profitability and cash generation. In order to lower cost to serve, QVC will enhance review of spending to identify cost savings opportunities and opportunities to create new operational efficiencies, through end-to-end product and process reviews and leveraging technology and process automation. Additionally, we will improve product margin through lower fulfillment costs, freight optimization and higher productivity.
Optimize the brand portfolio. Qurate Retail divested Zulily in the second quarter of 2023, consistent with its goal of optimizing the brand portfolio. Qurate Retail is exploring untapped opportunities to maximize brand value.
Build new high growth business anchored in strength. Finally, QVC is focused on expanding in the video streaming shopping market. In order to build new high growth businesses anchored in strength, QVC expects to expand streaming viewership by improving the current streaming experience with enhanced video and navigation and seamless transactions. Additionally, we are shaping the future streaming experience with exclusive content, program and deal concepts. We are also building a next generation shopping app featuring vendors with self-made content.
During 2022, QVC commenced the first phase of Project Athens, including actions to reduce inventory and a planned workforce reduction that was completed in February 2023. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan, and QVC expects to incur additional expenses related to Project Athens initiatives in future periods. During the year ended December 31, 2023, QVC implemented a workforce reduction and recorded restructuring charges of $13 million in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statements of operations.
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

The COVID-19 pandemic resulted in significant disruption to the global economy and negatively impacted us and our operations. For example, as a result of COVID-19, many traditional brick-and-mortar retailers temporarily closed their stores while distance retailers, such as QVC, continued operating. As a result, QVC initially experienced an increase in new customers and an increase in demand for certain categories, such as home and electronics. However, as traditional brick-and-mortar retailers were allowed to reopen their stores and consumers were able to resume prepandemic shopping habits, we observed a decline in customers and a decline in demand for our products.

Beginning in the second quarter of 2021, the Company experienced escalating shipping disruptions due to challenges in the global supply chain and labor market. These factors caused extended lead time on inventory orders. As a result, the delayed receipt of inventory ordered in prior periods impacted our ability to have the right products at the right time. These factors also impacted our ability to offer certain goods and ship orders timely to our customers. Although these product shortages and supply chain disruptions have moderated, in the event of resurgences of COVID-19, including new variants in the future, or the occurrence of another pandemic or epidemic, we cannot be certain that we will be able to identify alternative sources for our products without delay or without greater cost to us.

In addition, as a result of COVID-19 we experienced material negative impacts to our financial results, including our capital and liquidity, decreases in the disposable income of existing and potential new customers, heightened inflation, increased currency volatility resulting in adverse currency rate fluctuations and higher interest rates.

The Company has seen inflationary pressures during the period including higher wages and merchandise costs. If these pressures persist, inflated costs may result in certain increased costs outpacing our pricing power in the near term.
On December 18, 2021, QVC experienced a fire at its Rocky Mount fulfillment center in North Carolina. Rocky Mount was the Company’s second-largest fulfillment center, processing approximately 25% to 30% of volume for QVC-U.S., and also served as QVC-U.S.’s primary returns center for hard goods. The building was significantly damaged as a result of the fire and related smoke and would not reopen. The Company took steps to mitigate disruption to operations including diverting inbound orders, leveraging its existing fulfillment centers and supplementing these facilities with short-term leased space as needed. QVC sold the property in February 2023 and as of December 31, 2023 received net cash proceeds of $19 million. We continue to assess our network footprint and are making investments to expand capacity and increase throughput as a result of the loss of the Rocky Mount fulfillment center.

Based on the provisions of QVC’s insurance policies certain fire related costs were recoverable. In June 2023, the Company agreed to a final insurance settlement with its insurance company and received all remaining proceeds related to the Rocky Mount claim. As of December 31, 2022 and 2023 the Company recorded cumulative fire related costs of $407 million and $439 million, respectively. Cumulative costs as of December 31, 2022 and 2023 include $119 million of costs that were not reimbursable by QVC’s insurance policies. As of December 31, 2022 and 2023, the Company received cumulative insurance proceeds of $380 million and $660 million, respectively and recorded net gains, representing the proceeds received in excess of recoverable losses recognized, of $132 million and $208 million, respectively. Of the $280 million of insurance proceeds received during the year ended December 31, 2023, $210 million represents recoveries for business interruption losses. The fire related costs and gains related to insurance recoveries are included in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statement of operations.
While the Company took steps to minimize the overall impact to the business, we experienced increased warehouse and logistics costs during the years ended December 31, 2023 and 2022. We do not anticipate these increased warehouse and logistics costs will have a material impact on future periods.

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

Results of Operations- QVC Consolidated
QVC's operating results were as follows:

	Years ended December 31,
(in millions)	2023	2022	2021
Net revenue	$9,449	9,887	11,354
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation, amortization and Rocky Mount inventory losses shown below)	6,273	6,751	7,368
Operating	739	760	791
Selling, general and administrative excluding stock-based compensation	1,366	1,268	1,194
Adjusted OIBDA (defined below)	1,071	1,108	2,001
Restructuring, penalties and fire related costs, net of (recoveries) (including Rocky Mount inventory losses)	(196)	(10)	21
Gains on sale of assets and sale leaseback transactions	(113)	(520)	—
Impairment losses	326	2,600	—
Stock-based compensation	37	36	44
Depreciation	90	111	159
Amortization	282	290	270
Operating income (loss)	645	(1,399)	1,507
Other (expense) income:
Equity in losses of investee	—	—	(2)
(Losses) gains on financial instruments	(1)	(9)	8
Interest expense, net	(228)	(228)	(249)
Foreign currency (loss) gain	(10)	32	(9)
Gain (loss) on extinguishment of debt	10	(6)	(7)
Other income	—	20	11
	(229)	(191)	(248)
Income (loss) before income taxes	416	(1,590)	1,259
Income tax expense	(205)	(220)	(408)
Net income (loss)	211	(1,810)	851
Less net income attributable to the noncontrolling interest	(52)	(57)	(64)
Net income (loss) attributable to QVC, Inc. stockholder	$159	(1,867)	787
Net revenue
Net revenue for each of QVC's segments was as follows:

	Years ended December 31,
(in millions)	2023	2022	2021
QxH	$6,995	7,359	8,277
QVC-International	2,454	2,528	3,077
Consolidated QVC	$9,449	9,887	11,354
QVC's consolidated net revenue decreased 4.4% and 12.9% for the years ended December 31, 2023 and 2022, respectively, as compared to the corresponding prior years. The $438 million decrease in 2023 net revenue was primarily due to a 5.3% decrease in units shipped across both segments, $40 million in unfavorable foreign exchange rates, a $41 million decrease in shipping and handling revenue primarily at QxH and to a lesser extent QVC-International and a $55 million increase in estimated product returns at QxH. These declines were partially offset by a 2.7% increase in average selling price per unit (“ASP”) across both segments.

For 2022, the $1,467 million decrease in net revenue was primarily due to an 8.5% decrease in units shipped driven by QxH, $373 million in unfavorable foreign exchange rates, a $124 million decrease in shipping and handling revenue driven by QxH, and a decline of 0.8% in ASP primarily at QxH, partially offset by an increase in ASP at QVC-International. These declines were partially offset by a $161 million decrease in estimated product returns, primarily driven by QxH.
During the years ended December 31, 2023 and 2022, the changes in revenue and expenses were affected by changes in the exchange rates for the U.K. Pound Sterling, the Euro and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.

In discussing our operating results, the term “currency exchange rates” refers to the currency exchange rates we use to convert the operating results for all countries where the functional currency is not the U.S. Dollar. We calculate the effect of changes in currency exchange rates as the difference between current period activity translated using the prior period's currency exchange rates. Throughout our discussion, we refer to the results of this calculation as the impact of currency exchange rate fluctuations. When we refer to "constant currency operating results", this means operating results without the impact of the currency exchange rate fluctuations. The disclosure of constant currency amounts or results permits investors to understand better QVC’s underlying performance without the effects of currency exchange rate fluctuations.
The percentage change in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Year ended December 31, 2023			Year ended December 31, 2022
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	(5.0)%	—%	(5.0)%	(11.1)%	—%	(11.1)%
QVC-International	(2.9)%	(1.6)%	(1.3)%	(17.8)%	(12.1)%	(5.7)%
In 2023, the QxH net revenue decrease was primarily due to a 6.3% decrease in units shipped, a $55 million increase in estimated product returns, and a $34 million decrease in shipping and handling revenue. These declines were partially offset by a 3.1% increase in ASP. For the year ended December 31, 2023, QxH experienced shipped sales declines across all categories. The increase in estimated product returns was primarily driven by higher return rates and shifts in sales mix. QVC-International net revenue decline in constant currency was primarily due to a 3.1% decrease in units shipped across all markets except the U.K. and a $7 million decrease in shipping and handling revenue. These declines were partially offset by a 2.3% increase in ASP driven by Germany and Japan. For the year ended December 31, 2023, QVC-International experienced shipped sales growth in constant currency in beauty and home with declines across all other product categories.

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

Cost of goods sold (excluding depreciation, amortization and Rocky Mount Inventory Losses, net)
QVC's cost of goods sold as a percentage of net revenue was 66.4%, 68.3%, and 64.9% for years ended December 31, 2023, 2022 and 2021, respectively. The decrease in cost of goods sold as a percentage of revenue in 2023 is primarily due to product margin expansion across both segments and lower inventory obsolescence and lower freight costs driven by QxH. These decreases were partially offset by higher warehousing costs primarily in QVC-International and to a lesser extent QxH. Higher warehousing costs for the year ended December 31, 2023 are primarily due to higher rent expense of $33 million as a result of warehouses sold and leased back during the prior year and current period, partially offset by favorability at QxH as a result of strains on our fulfillment network due to the loss of the Rocky Mount fulfillment center impacting the prior year that did not recur at the same level in the current year. For 2022, the increase in cost of goods sold as a percentage of revenue is primarily due to higher fulfillment costs across both segments driven by increased freight and warehousing costs. Higher fulfillment costs at QxH were also impacted by strains on our fulfillment network due to the loss of the Rocky Mount fulfillment center and rent related to warehouses sold and leased back during the period, partially offset by efficiencies from fulfillment centers closed in the prior year. QVC also experienced product margin pressure across both segments. Margin pressure was driven by discounting as a result of inventory reduction actions.

Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses decreased $21 million or 3% and decreased $31 million or 4% for the years ended December 31, 2023 and 2022, respectively as compared to the corresponding prior year. Operating expenses were 7.8%, 7.7% and 7.0% of net revenue for the years ended December 31, 2023, 2022 and 2021, respectively.

The decrease in 2023 was primarily due to a decrease of $19 million in personnel costs primarily at QxH, a decrease in credit card processing fees of $5 million primarily at QxH and a $5 million decrease as a result of favorable exchange rates, partially offset by an increase of $10 million in commissions expense at QxH primarily due to higher fixed MSO commission contracts. The decrease in 2022 was primarily due to a $31 million decrease as a result of favorable exchange rates.

Selling, general and administrative expenses excluding stock-based compensation
QVC's selling, general, and administrative expenses excluding stock-based compensation include personnel, information technology (“IT”), provision for doubtful accounts, production costs, and marketing and advertising expenses. Such expenses increased $98 million to 14.5% of net revenue for the year ended December 31, 2023 as compared to the prior year and increased $74 million to 12.8% of net revenue for the year ended December 31, 2022 as compared to the prior year.
The increase in 2023 was due to a $71 million increase in consulting fees, a $55 million increase in personnel costs and an $8 million increase in rent, all of which were primarily driven by QxH. These increases were partially offset by a $16 million decrease in estimated credit losses and a $12 million decrease in marketing costs, both primarily driven by QxH. The decrease to estimated credit losses was due to unfavorable adjustments recognized in the prior year compared to favorable adjustments recognized in the current year based on actual collections experience, lower sales volume and shifts in sales mix.

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

Restructuring, penalties and fire related costs, net of (recoveries) (including Rocky Mount inventory losses)
QVC recorded a gain of $196 million and a gain of $10 million for the years ended December 31, 2023 and 2022, respectively, in restructuring, penalties and fire related costs, net of recoveries. For the year ended December 31, 2023, the gain related to a $240 million gain on insurance proceeds received in excess of fire losses and a $17 million gain on the sale of the Rocky Mount property, partially offset by $32 million of other fire related costs, a CPSC civil penalty of $16 million and $13 million of restructuring costs related to workforce reduction. For the year ended December 31, 2022, the gain primarily related to insurance proceeds received for inventory and fixed asset losses partially offset by write-downs on Rocky Mount inventory and restructuring costs primarily related to workforce reduction. Expenses indirectly related to the Rocky Mount fulfillment center fire, including operational inefficiencies, are primarily included in Cost of goods sold.

Gains on sale of assets and sale leaseback transactions
QVC recorded $113 million of gains on sale of assets and sale leaseback transactions for the year ended December 31, 2023. These gains primarily related to the sale leaseback of two owned and operated properties located in Germany and the U.K. QVC recorded $520 million of gains on sale leaseback transactions for the year ended December 31, 2022. These gains related to the sale leaseback of six owned and operated U.S. properties.
Impairment losses
QVC recorded an impairment loss of $326 million for the year ended December 31, 2023 related to the decrease in fair value of the QxH reporting unit as a result of the quantitative assessment that was performed by the Company (refer to note 6 to the accompanying consolidated financial statements).
QVC recorded impairment losses of $2,600 million for the year ended December 31, 2022, including $180 million related to a decrease in the fair value of the HSN indefinite-lived tradename and $2,420 million related to a decrease in the fair value of the QxH reporting unit (refer to note 6 to the accompanying consolidated financial statements).
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC recorded $37 million, $36 million and $44 million of stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021, respectively. The decrease in 2022 was primarily due to the retirement of our former Chief Executive Officer.

Depreciation and amortization

Depreciation and amortization consisted of the following:

	Years ended December 31,
(in millions)	2023	2022	2021
Customer relationships	47	47	47
Other technology	15	15	15
Acquisition related amortization	62	62	62
Property and equipment	90	111	159
Software amortization	129	112	101
Channel placement amortization and related expenses	91	116	107
Total depreciation and amortization	$372	401	429

For the year ended December 31, 2023, property and equipment depreciation decreased primarily due to assets disposed of related to the six owned and operated U.S. properties sold and leased back during 2022 and the Germany and U.K properties sold and leased back during the first quarter of 2023. The decrease in channel placement amortization and related expenses for the year ended December 31, 2023 was primarily due to adjustments recognized related to lower subscriber counts and a reduction in channel placement assets due to reduced contract terms. The increase in software amortization for the year ended December 31, 2023 is due to software additions including an enhancement to QVC’s Enterprise Resource Planning (“ERP”) system that was placed into service in the second quarter of 2023. The decrease in property and equipment depreciation for the year ended December 31, 2022 was primarily due to assets disposed of related to the Rocky Mount fulfillment center fire and the six operated U.S. properties sold and leased back during 2022. The increase in channel placement amortization and related expenses for the year ended December 31, 2022 was due to adjustments recognized in the prior year related to lower subscriber counts. The increase in software amortization for the year ended December 31, 2022 is due to software additions including QVC's ERP system that was placed into service in the second quarter of 2021.
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
(Losses) gains on financial instruments
(Losses) gains on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
(in millions)	2023	2022	2021
Exchangeable senior debentures	$—	—	(144)
Financial instruments	(1)	(10)	150
Interest rate swap	—	1	2
(Losses) gains on financial instruments	$(1)	(9)	8
For the year ended December 31, 2023 and 2022 there was $1 million and $9 million in losses on financial instruments primarily related to the change in fair value of the foreign currency forward contracts (see note 14 of the accompanying consolidated financial statements). For the year ended December 31, 2021 there was $8 million in gains on financial instruments primarily due to gains on derivative instruments used to hedge upward price fluctuations of the MSI Exchangeables (defined below) partially offset by losses on the MSI Exchangeables. All MSI Exchangeables not surrendered for exchange were redeemed on December 13, 2021 and the related hedges were unwound in the fourth quarter of 2021 (see "Exchangeable Senior Debentures" below).
Interest expense, net
For the year ended December 31, 2023 consolidated net interest expense remained flat, as compared to the prior year. This was primarily due to offsetting impacts of the reversal of interest expense accrued in prior periods related to the settlement of state income tax reserves during the current period, offset by higher interest expense as a result of higher outstanding debt and higher interest rate on the senior secured credit facility. For the year ended December 31, 2022 consolidated net interest expense decreased $21 million, as compared to the corresponding prior year. The decrease in net interest expense in 2022 is primarily due to lower outstanding debt throughout 2022, including finance lease obligations.
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

Gain (loss) on extinguishment of debt
For the year ended December 31, 2023, QVC recorded a gain on extinguishment of debt of $10 million related to the repurchase of the 4.85% Senior Secured Notes due 2024 (the “2024 Notes”) and 4.45% Senior Secured Notes due 2025 (the “2025 Notes”). QVC recorded a $6 million loss on extinguishment of debt during the year ended December 31, 2022 related to the repurchase of $536 million of the outstanding 4.375% Senior Secured Notes due 2023. QVC recorded a $7 million loss on extinguishment of debt during the year ended December 31, 2021 primarily due to the exchange and redemption of the MSI Exchangeables.

Income taxes
Our effective tax rate was 49.3%, (13.8)% and 32.4% for the years ended December 31, 2023, 2022 and 2021, respectively. The 2023 and 2022 rates differ from the U.S. federal income tax rate of 21% primarily due to goodwill impairment losses of $326 million and $2,420 million during 2023 and 2022 respectively, that are not deductible for tax purposes. Excluding the goodwill impairment losses, our effective tax rate would be 27.6% and 26.5% for the years ended December 31, 2023 and 2022, respectively. The effective tax rate for 2021 differs from the U.S. federal income tax rate of 21% due to state and foreign tax expense and permanent items, along with the impact of the U.S. global intangible income rules (which the Company treats as a period cost), relating to the redemption and exchange of the outstanding MSI Exchangeable during 2021.

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

	Years ended December 31,
(in millions)	2023	2022	2021
Operating income (loss)	$645	(1,399)	1,507
Depreciation and amortization	372	401	429
Stock-based compensation	37	36	44
Restructuring, penalties and fire related costs, net of (recoveries) (including Rocky Mount inventory losses)	(196)	(10)	21
Impairment losses	326	2,600	—
Gains on sale of assets and sale leaseback transactions	(113)	(520)	—
Adjusted OIBDA	$1,071	1,108	2,001

QVC Adjusted OIBDA decreased by $37 million and $893 million for the years ended December 31, 2023 and 2022, respectively, as compared to the corresponding prior year.
The decrease for the year ended December 31, 2023 is due to a $4 million decrease at QxH and a $33 million decrease at QVC-International. The decrease for the year ended December 31, 2022 is due to a $689 million decrease at QxH and a $204 million decrease at QVC-International.
Seasonality
QVC's business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, QVC has earned, on average, between 22% and 24% of its revenue in each of the first three quarters of the year and 30% in the fourth quarter of the year.
Financial Position, Liquidity and Capital Resources
Exchangeable Senior Debentures
3.5% Exchangeable Senior Debentures
As part of the common control transaction with Qurate Retail completed in December 2020, QVC Global, a subsidiary of the Company, became the primary co-obligor of the Liberty Interactive LLC’s (“LIC”) 3.5% Senior Exchangeable Debentures due 2031 (“MSI Exchangeables”), exchangeable for common stock of Motorola Solutions, Inc. (“MSI common stock”), and acquired all of the rights and liabilities associated with certain related hedges. The Company elected to account for its MSI Exchangeables using the fair value option. Accordingly, changes in the fair value of these instruments were recognized as losses on financial instruments in the statements of operations and in other comprehensive income as it related to instrument specific credit risk on the consolidated statements of comprehensive income (loss).

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
During the second quarter of 2023, QVC purchased $177 million of the outstanding 2024 Notes and $15 million of the outstanding 2025 Notes. As a result of the repurchases, the Company recorded a gain on extinguishment of debt in the consolidated statements of operations of $10 million for the year ended December 31, 2023. As of December 31, 2023, the remaining outstanding 2024 Notes are classified within the current portion of long term debt as they mature in less than one year.
On February 27, 2024, QVC delivered a notice of redemption to the trustee and holders of the 2024 Notes. Pursuant to the notice of redemption, QVC expects to redeem the remaining outstanding 2024 Notes in full on March 28, 2024.

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
The senior secured notes permit QVC to make unlimited dividends or other restricted payments so long as QVC is not in default under the indentures governing the senior secured notes and QVC’s consolidated leverage ratio is not greater than 3.5 to 1.0 (the “senior secured notes leverage basket”). As of December 31, 2023, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.
Senior Secured Credit Facility
On October 27, 2021, QVC entered into the Fifth Amended and Restated Credit Agreement (the "Fifth Amended and Restated Credit Agreement") with Zulily, CBI, and QVC Global, each a direct or indirect (or former in the case of Zulily) wholly owned subsidiary of Qurate Retail, as borrowers (collectively, the “Borrowers”). The Fifth Amended and Restated Credit Agreement is a multi-currency facility providing for a $3.25 billion revolving credit facility, with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. The Fifth Amended and Restated Credit Agreement may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings bear interest at either the alternate base rate (“ABR Rate”) or a London Inter-bank Offered Rate (“LIBOR”)-based rate (or the applicable non-U.S. Dollar equivalent rate) (“Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if Zulily, CBI, QVC Global or any other borrower (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid may be reborrowed. The facility matures on October 27, 2026. Payment of loans may be accelerated following certain customary events of default. In connection with Qurate Retail's divestiture of Zulily (see note 1 to the consolidated financial statements), Zulily is no longer a co-borrower in the senior secured credit facility and Zulily repaid its outstanding borrowings under the Fifth Amended and Restated Credit Agreement using cash contributed from Qurate Retail.

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
Availability under the Fifth Amended and Restated Credit Agreement at December 31, 2023 was $2.28 billion, including outstanding trade and standby letters of credit. The interest rate on the senior secured credit facility was 7.03% and 5.75% at December 31, 2023 and 2022, respectively.
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

Summarized financial information for the most recent annual period was as follows:

Combined Parent-QVC, Inc. and Subsidiary Guarantors
December 31, 2023
Current assets	$1,849
Intercompany payable to non-guarantor subsidiaries	(2,672)
Note receivable - related party	1,740
Noncurrent assets	5,888
Current liabilities	1,712
Noncurrent liabilities	4,809

Combined Parent-QVC, Inc. and Subsidiary Guarantors
Year ended December 31, 2023
Net revenue	$7,657
Net revenue less cost of goods sold	3,160
Income before taxes	192
Net income	211
Net income attributable to QVC, Inc. Stockholder	159

Other Debt Related Information
QVC was in compliance with all of its debt covenants as of December 31, 2023.
The weighted average interest rate applicable to all of the outstanding debt (excluding finance leases) prior to amortization of bond discounts and related debt issuance costs was 5.7% as of December 31, 2023.
There are no restrictions under the debt agreements on QVC’s ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or the Fifth Amended and Restated Credit Agreement and (i) with respect to QVC’s senior secured notes, QVC’s consolidated leverage ratio would be no greater than 3.5 to 1.0 and (ii) with respect to the Fifth Amended and Restated Credit Agreement, the consolidated net leverage basket for QVC, QVC Global and CBI, would be no greater than 4.0 to 1.0. As of December 31, 2023, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends under the senior secured notes to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.
As a result, Qurate Retail will, in many instances, be permitted to rely on QVC’s cash flow for servicing Qurate Retail’s debt. These events may increase accumulated deficit or require QVC to borrow under the Fifth Amended and Restated Credit Agreement, increasing QVC’s leverage and decreasing liquidity. QVC has made significant distributions to Qurate Retail in the past. See Item 1. “Business - Qurate Retail relationship and related party transactions.”

QVC’s debt credit ratings were downgraded during the year ended December 31, 2023 as follows: (i) Fitch Ratings downgraded QVC’s long-term issuer default ratings from “BB-” to “B” and QVC’s senior secured rating from “BB+” to “B+”; (ii) S&P Global downgraded QVC’s senior secured rating from “B+” to “B-”; and (iii) Moody’s downgraded QVC’s senior secured debt ratings from “Ba3” to “B2”.
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
As of December 31, 2023, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
Additional Cash Flow Information
During the year ended December 31, 2023, QVC's primary uses of cash were $1,354 million of principal payments on debt and finance lease obligations, $437 million of dividends to Qurate Retail, $396 million of principal repayment of senior secured notes, $295 million of capital and television distribution rights expenditures and $53 million in dividend payments from QVC-Japan to Mitsui. These uses of cash were funded primarily with $1,152 million of principal borrowings from the senior secured credit facility, $208 million in proceeds from sale of fixed assets, $1,094 million of cash provided by operating activities, and $54 million of insurance proceeds for fixed asset loss. As of December 31, 2023, QVC's cash, cash equivalents and restricted cash balance was $322 million.

As of December 31, 2023, $204 million of the $322 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 76% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
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
The change in cash provided by operating activities for the years ended December 31, 2023 and 2022 compared to the previous corresponding years was primarily due to insurance proceeds received for operating expenses and business interruption losses related to the Rocky Mount insurance settlement and changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms and fluctuations in foreign exchange rates.
As of December 31, 2022, $238 million of the $367 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Approximately 67% of this foreign cash balance was that of QVC-Japan.
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
Other
QVC’s material cash requirements for the next year, outside of normal operating expenses, include the costs to service outstanding debt, expenditures for affiliation agreements with television providers, and capital expenditures expected to be between $210 and $225 million. The Company also may make dividend payments to Qurate Retail. Refer to the off-balance sheet arrangements and aggregate contractual obligations table below for a summary of other material cash requirements. The Company expects that cash on hand and cash provided by operating activities in future periods and outstanding borrowing capacity will be sufficient to fund projected uses of cash.

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

Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of cash requirements, both accrued and off-balance sheet, under our contractual obligations at December 31, 2023 is summarized below:

	Payments due by period
(in millions)	2024	2025	2026	2027	2028	Thereafter	Total
Long-term debt (1)	$423	586	857	575	500	1,425	4,366
Interest payments (2)	237	214	190	121	107	2,195	3,064
Finance lease obligations (including imputed interest)	1	1	—	—	—	—	2
Operating lease obligations	87	84	83	83	84	790	1,211
Purchase obligations and other (3)	1,864	40	15	7	3	—	1,929
(1) Amounts exclude finance lease obligations and the issue discounts on the 4.45%, 4.85%, 5.45% and 5.95% senior secured notes.
(2) Amounts (i) are based on the terms of our senior secured notes, (ii) assumes that our existing debt is repaid at maturity and (iii) exclude finance lease obligations.
(3) Amounts include open purchase orders for inventory and non-inventory purchases along with other contractual obligations, regardless of our ability to cancel such obligations
Critical Accounting Estimates
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
QVC utilizes a qualitative assessment to evaluate the risk of impairment of indefinite-lived intangible assets. If deemed necessary based on qualitative factors, a quantitative test is used to determine if the carrying value of an indefinite-lived intangible asset exceeds its fair value. If the carrying value exceeds the fair value, an impairment loss is recognized in an amount equal to that excess in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-30-35.
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
During the fourth quarter of 2023 it was determined that an impairment existed for the QxH reporting unit and an impairment of $326 million was recorded in impairment losses in the consolidated statements of operations.

The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2023 and 2022 were as follows:

(in millions)	QxH	QVC-International	Total
Balance as of December 31, 2021	$5,112	856	5,968
Impairment	(2,420)	—	(2,420)
Exchange rate fluctuations	—	(78)	(78)
Balance as of December 31, 2022	2,692	778	3,470
Impairment	(326)	—	(326)
Exchange rate fluctuations	—	7	7
Balance as of December 31, 2023	$2,366	785	3,151
Retail related adjustments and allowances
QVC records adjustments and allowances for sales returns, inventory obsolescence and uncollectible receivables. Each of these adjustments is estimated based on historical experience. Sales returns are calculated as a percent of sales and are netted against revenue in the consolidated statement of operations. Sales returns represented 16.3% and 15.3% of gross product revenue for the years ended December 31, 2023 and 2022, respectively, and 15.3% for the year ended December 31, 2021. The inventory obsolescence reserve is calculated as a percent of inventory at the end of a reporting period based on, among other factors, the aging of our inventory balance, the likely method of disposition, and the estimated recoverable values based on historical experience of inventory markdowns and liquidation. The change in the reserve is included in cost of goods sold in the consolidated statements of operations. As of December 31, 2023, inventory was $860 million, which was net of the obsolescence reserve of $115 million. As of December 31, 2022, inventory was $1,035 million, which was net of the obsolescence reserve of $143 million. The allowance for credit losses is calculated as a percent of accounts receivable at the end of a reporting period, and it is based on historical experience, with the change in such allowance being recorded as a provision for credit losses in selling, general and administrative expenses in the consolidated statements of operations. Trade accounts receivable (including installment payment, credit card and customer receivables) was $1,294 million and $1,319 million, as of December 31, 2023 and 2022, respectively. Allowance for credit losses related to uncollectible trade accounts receivable was $82 million and $87 million as of December 31, 2023 and 2022, respectively. Each of these adjustments requires management judgment. Actual results could differ from management's estimates.
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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at December 31, 2023:

(in millions, except percentages)	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Fixed rate debt (1) (2)	$423	586	—	575	500	1,425	3,509	2,513
Weighted average interest rate on fixed rate debt	4.9%	4.5%	—%	4.8%	4.4%	6.0%	5.2%	N/A
Variable rate debt (1)	$—	—	857	—	—	—	857	857
Average interest rate on variable rate debt	—%	—%	7.0%	—%	—%	—%	7.0%	N/A
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
Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the years ended December 31, 2023, 2022 and 2021 would have been impacted by approximately $3 million, $4 million, and $6 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The Fifth Amended and Restated Credit Agreement provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of December 31, 2023, 2022 and 2021, no borrowings in foreign currencies were outstanding.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2023. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

See page II-22 for Management's Report on Internal Control Over Financial Reporting.

Changes in Internal Control Over Financial Reporting

Other than as discussed below in “Remediation of Material Weakness in Internal Control over Financial Reporting”, there has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of Material Weakness in Internal Control over Financial Reporting

See “Item 9A. Controls and Procedures - Management’s Report on Internal Control Over Financial Reporting” and “Item 9A. Controls and Procedures - Material Weakness in Internal Control” contained in the Company’s report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”) for disclosure of information about the material weakness that was reported as a result of the Company’s annual assessment as of December 31, 2022 and remediation plans for that material weakness.

In response to the material weakness identified in Management’s Report on Internal Control Over Financial Reporting as set forth in Part II, Item 9A in the 2022 Form 10-K, the Company developed a plan with oversight from those charged with governance to remediate the material weakness. The remediation efforts implemented include the following:

a.Enhanced the information technology general controls (“ITGC”) risk assessment process;

b.Evaluated talent and addressing identified gaps;

c.Delivered training on internal control over financial reporting;

d.Improved change management and logical access control activities that contributed to the ITGC material weakness including removing all inappropriate information technology system access associated with the ITGC material weakness;

e.Implemented user activity monitoring for control activities contributing to the ITGC material weakness; and

f.Implemented additional compensating control activities over the completeness and accuracy of data provided by the affected systems.

For the quarter ended December 31, 2023, the Company completed the testing and evaluation of the operating effectiveness of the controls and determined that the controls were designed and operating effectively as of December 31, 2023. Accordingly, the Company concluded the previously reported material weakness was remediated as of December 31, 2023.

Item 9B. Other Information
Insider Trading Arrangements

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

The Company’s management, with participation of the Executives, evaluated the effectiveness of internal control over financial reporting as of December 31, 2023, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective.

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

Report of Independent Registered Public Accounting Firm
To the Stockholder-Director
QVC, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of QVC, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Sufficiency of audit evidence over revenue

As discussed in Note 9 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company generated $9,449 million of revenue for the year ended December 31, 2023. Substantially all of QVC’s customer orders, fulfillment and delivery services are dependent upon the use of information technology (IT) systems.

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

Fair values of the QxH reporting unit and tradenames with indefinite lives

As discussed in Notes 2 and 6 to the consolidated financial statements, the Company’s reporting units align with its operating segments and the QxH operating segment goodwill balance was $2,366 million as of December 31, 2023. Tradenames with indefinite lives were $2,698 million as of December 31, 2023. The Company performs goodwill and indefinite-lived intangible asset impairment testing on an annual basis and more frequently if events and circumstances indicated that the asset might be impaired. The fair value of the QxH reporting unit was determined using a discounted cash flow method, and a goodwill impairment of $326 million was recorded. The goodwill impairment loss was recorded in the fourth quarter of 2023. The fair value of tradenames with indefinite lives was determined using the relief from royalty method.

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
Philadelphia, Pennsylvania
February 28, 2024

QVC, Inc.
Consolidated Balance Sheets
December 31, 2023 and 2022

(in millions, except share amount)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$307	357
Restricted cash	15	10
Accounts receivable, less allowance for credit losses of $101 at December 31, 2023 and $102 at December 31, 2022 (note 3)	1,295	1,362
Inventories	860	1,035
Prepaid expenses and other current assets	162	144
Total current assets	2,639	2,908
Property and equipment, net of accumulated depreciation of $908 at December 31, 2023 and $929 at December 31, 2022 (note 4)	427	472
Operating lease right-of-use assets (note 8)	510	419
Television distribution rights, net (note 5)	83	72
Goodwill (note 6)	3,151	3,470
Other intangible assets, net (note 6)	3,111	3,184
Note receivable - related party (note 13)	1,740	1,740
Other noncurrent assets	54	68
Assets held for sale noncurrent (note 8)	5	71
Total assets	$11,720	12,404
Liabilities and equity
Current liabilities:
Current portion of debt and finance lease obligations (note 7)	$424	216
Accounts payable-trade	838	832
Accrued liabilities	938	911
Other current liabilities	51	57
Total current liabilities	2,251	2,016
Long-term portion of debt and finance lease obligations (note 7)	3,911	4,721
Deferred income taxes (note 11)	621	577
Long-term operating lease liabilities	488	377
Other long-term liabilities	112	141
Total liabilities	7,383	7,832
Commitments and contingencies (note 12)
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	10,901	10,869
Accumulated deficit	(6,361)	(6,080)
Accumulated other comprehensive loss	(290)	(312)
Total QVC, Inc. stockholder's equity	4,250	4,477
Noncontrolling interest	87	95
Total equity	4,337	4,572
Total liabilities and equity	$11,720	12,404
See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Operations
Years ended December 31, 2023, 2022 and 2021

(in millions)	2023	2022	2021
Net revenue	$9,449	9,887	11,354
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	6,273	6,846	7,368
Operating	739	760	791
Selling, general and administrative, including stock-based compensation	1,403	1,304	1,238
Depreciation	90	111	159
Amortization	282	290	270
Impairment losses (note 6)	326	2,600	—
Restructuring, penalties and fire related costs, net of (recoveries) (note 17)	(196)	(105)	21
Gains on sale of assets and sale leaseback transactions	(113)	(520)	—
	8,804	11,286	9,847
Operating income (loss)	645	(1,399)	1,507
Other (expense) income:
Equity in losses of investee	—	—	(2)
(Losses) gains on financial instruments	(1)	(9)	8
Interest expense, net	(228)	(228)	(249)
Foreign currency gain (loss)	(10)	32	(9)
Gain (loss) on extinguishment of debt	10	(6)	(7)
Other income	—	20	11
	(229)	(191)	(248)
Income (loss) before income taxes	416	(1,590)	1,259
Income tax expense	(205)	(220)	(408)
Net income (loss)	211	(1,810)	851
Less net income attributable to the noncontrolling interest	(52)	(57)	(64)
Net income (loss) attributable to QVC, Inc. stockholder	$159	(1,867)	787

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2023, 2022 and 2021

(in millions)	2023	2022	2021
Net income (loss)	$211	(1,810)	851
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of tax	15	(182)	(128)
Recognition of previously unrealized losses on debt, net	—	—	3
Comprehensive loss attributable to debt credit risk adjustments	—	—	(19)
Other comprehensive income (loss)	15	(182)	(144)
Total comprehensive income (loss)	226	(1,992)	707
Comprehensive income attributable to noncontrolling interest	(45)	(41)	(49)
Comprehensive income (loss) attributable to QVC, Inc. stockholder	$181	(2,033)	658
See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Cash Flows
Years ended December 31, 2023, 2022 and 2021

(in millions)	2023	2022	2021
Operating activities:
Net income (loss)	$211	(1,810)	851
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in losses of investee	—	—	2
Deferred income taxes	55	(61)	(82)
Foreign currency loss (gain)	10	(32)	9
Depreciation	90	111	159
Amortization	282	290	270
Impairment losses	326	2,600	—
Change in fair value of financial instruments and noncash interest	9	9	(8)
Other charges, net	61	57	23
(Gain) loss on extinguishment of debt	(10)	6	7
Stock-based compensation	37	36	44
Gains on sale of asset and sale leaseback transactions	(113)	(520)	—
Gain on insurance proceeds, net of fire related costs	(225)	(132)	—
Insurance proceeds received for operating expenses and business interruption losses	226	96	100
Changes in operating assets and liabilities
Decrease in accounts receivable	38	144	71
Decrease (increase) in inventories	184	296	(388)
(Increase) Decrease in prepaid expenses and other current assets	(14)	32	22
(Decrease) increase in accounts payable-trade	(1)	(390)	156
Decrease in accrued liabilities and other	(72)	(323)	(67)
Net cash provided by operating activities	1,094	409	1,169
Investing activities:
Capital expenditures	(182)	(216)	(210)
Expenditures for television distribution rights	(113)	(45)	(187)
Insurance proceeds received for fixed asset loss	54	184	—
Proceeds from related party note receivable	—	—	85
Proceeds from derivative instruments	167	—	—
Payments for derivative instruments	(179)	—	—
Changes in other noncurrent assets	(4)	(6)	(5)
Proceeds from sale of fixed assets	208	701	54
Other investing activities	2	20	8
Net cash (used in) provided by investing activities	(47)	638	(255)
Financing activities:
Principal payments of debt and finance lease obligations	(1,354)	(2,030)	(402)
Principal borrowings of debt from senior secured credit facility	1,152	2,750	705
Principal repayment of senior secured notes	(396)	(536)	—
Payment of premium on redemption of senior secured notes	—	(6)	—
Payment of debt origination fees	—	—	(6)
Dividends paid to Qurate Retail, Inc.	(437)	(1,270)	(963)
Dividends paid to noncontrolling interest	(53)	(68)	(60)
Payments for issuances of financial instruments	—	—	(625)
Proceeds from settlements of financial instruments	—	—	311
Withholding taxes on net share settlements of stock-based compensation	—	(5)	(17)
Net cash used in financing activities	(1,088)	(1,165)	(1,057)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(4)	(34)	(28)
Net (decrease) in cash, cash equivalents and restricted cash	(45)	(152)	(171)
Cash, cash equivalents and restricted cash, beginning of year	367	519	690
Cash, cash equivalents and restricted cash, end of year	$322	367	519
Supplemental cash flow information:
Cash paid for taxes-to Qurate Retail Inc.	$11	280	249
Cash paid for taxes-other	89	126	132
Cash paid for interest	271	233	249

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Equity
Years ended December 31, 2023, 2022 and 2021

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2020	1	$—	10,741	(2,766)	(17)	133	8,091
Net income	—	—	—	787	—	64	851
Other comprehensive income (loss)	—	—	—	—	(129)	(15)	(144)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(963)	—	(60)	(1,023)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	73	—	—	—	73
Withholding taxes on net share settlements of stock-based compensation	—	—	(20)	—	—	—	(20)
Stock-based compensation	—	—	44	—	—	—	44
Common control transaction with Qurate Retail, Inc.	—	—	(151)		—	—	(151)
Balance, December 31, 2021	1	—	10,687	(2,942)	(146)	122	7,721
Net loss	—	—	—	(1,867)	—	57	(1,810)
Other comprehensive income (loss)	—	—	—	—	(166)	(16)	(182)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(1,270)	—	(68)	(1,338)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(1)	—	—	(1)
Withholding taxes on net share settlements of stock-based compensation	—	—	(5)	—	—	—	(5)
Stock-based compensation	—	—	36	—	—	—	36
Common control transaction with Qurate Retail, Inc.	—	—	151	—	—	—	151
Balance, December 31, 2022	1	—	10,869	(6,080)	(312)	95	4,572
Net income	—	—	—	159	—	52	211
Other comprehensive income (loss)	—	—	—	—	22	(7)	15
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(437)	—	(53)	(490)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(3)	—	—	(3)
Stock-based compensation	—	—	32	—	—	—	32
Balance, December 31, 2023	1	$—	10,901	(6,361)	(290)	87	4,337
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
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co. LTD. QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. QVC-Japan paid dividends to Mitsui of $53 million, $68 million, and $60 million in the years ended December 31, 2023, 2022 and 2021, respectively.
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
(2) Summary of Significant Accounting Policies
(a) Cash and cash equivalents
All highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents were $41 million and $64 million at December 31, 2023 and 2022, respectively. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair values (Level 1). See note 14.
(b) Restricted cash
Restricted cash at December 31, 2023 and 2022 primarily includes a cash deposit with a third party trustee that provides financial assurance that the Company will fulfill its obligations in relation to claims under its workers' compensation policy.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
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
(e) Leases
Right-of-use assets and lease liabilities are initially recognized based on the present value of the future lease payments over the expected lease term. As for most leases the implicit rate is not readily determinable, the Company uses a discount rate in determining the present value of future payments based on the Company’s incremental borrowing rate on a collateralized basis aligning with the term of the lease. Our lease agreements include both lease and non-lease components, which the Company accounts for as a single lease component. The Company’s leases have base rent periods and some with optional renewal periods. Leases with base rent periods of less than twelve months are not recorded on the balance sheet. For purposes of measurement of lease liabilities, the expected lease terms include renewal options when it is reasonably certain that the Company will exercise such options.
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

QVC utilizes a qualitative assessment for determining whether step one of the goodwill impairment analysis is necessary. The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform step one of the goodwill impairment test. In evaluating goodwill on a qualitative basis, QVC reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of its reporting units. A reporting unit is defined in accounting guidance in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP" or "GAAP") as an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company considers QVC's reporting units to align with its operating segments. Refer to note 15 for additional information. The Company considers whether there were any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges and the legal environments, and how these factors might impact country specific performance in future periods.
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
QVC also utilizes a qualitative assessment to evaluate the risk of impairment of indefinite-lived intangible assets. The accounting guidance permits entities to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If deemed necessary based on qualitative factors, a quantitative test is used to determine if the carrying value of an indefinite-lived intangible asset exceeds its fair value. An impairment loss would be recognized to the extent that the carrying amount exceeded the asset's fair value in accordance with FASB ASC 350. Refer to note 6 for additional information.

(j) Self-Insurance Reserves

The Company is self-insured for workers compensation and general liability claims up to certain maximum liability amounts and for medical claims up to the stop-loss deductible. Although the amounts accrued are actuarially determined based on analysis of historical trends of losses, settlements, litigation costs and other factors, the amounts the Company will ultimately disburse could differ from such accrued amounts.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(k) Translation of foreign currencies
Assets and liabilities of foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustments, net of applicable income taxes, are recorded as a component of accumulated other comprehensive loss in equity.
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
(l) Revenue recognition
Revenue is recognized at the time of shipment to customers. The Company's general policy is to allow customers the right to return merchandise. An allowance for returned merchandise is provided at the time revenue is recorded as a percentage of sales based on historical experience. Refer to note 9 for additional information.
(m) Cost of goods sold
Cost of goods sold primarily includes actual product cost, provision for obsolete inventory, buying allowances received from suppliers, shipping and handling costs and warehouse costs.
(n) Advertising costs
Advertising costs are expensed as incurred. Advertising costs amounted to $289 million, $298 million and $288 million for the years ended December 31, 2023, 2022 and 2021, respectively. These costs were included in selling, general and administrative expenses in the consolidated statements of operations.
(o) Stock-based compensation
As described in note 10, the Company and Qurate Retail have granted certain stock-based awards to employees of the Company. The Company measures the cost of employee services received in exchange for long term incentives (such as stock options, restricted stock units and cash-settled restricted stock units) based on the grant-date fair value of the award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.
(p) Impairment of long-lived assets
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
(q) Derivatives
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
(r) Income taxes
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
(s) Noncontrolling interest
The Company reports the noncontrolling interest of QVC-Japan within equity in the consolidated balance sheets and the amount of consolidated net income attributable to the noncontrolling interest is presented in the consolidated statements of operations.
(t) Common control transaction
During the year-ended December 31, 2021, QVC determined it was necessary to record a liability for Zulily's outstanding borrowings on the Fifth Amended and Restated Credit Agreement (see note 7). As QVC is and Zulily was until its divesture in May 2023, a wholly-owned subsidiary of Qurate Retail this was recorded as an equity transaction with an entity under common control. QVC recorded a $151 million liability for the year ended December 31, 2021, which was treated as a return of capital in the consolidated statement of equity. During the year-ended December 31, 2022, Qurate Retail made a capital contribution to Zulily to enable Zulily to repay its outstanding borrowings and as a result there were no borrowings by Zulily on the Fifth Amended and Restated Credit Agreement as of December 31, 2022. The removal of Zulily's borrowings was treated as a capital contribution of $151 million in the consolidated statements of equity.

(u) Investment in affiliate
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
(v) Use of estimates in the preparation of consolidated financial statements
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates include, but are not limited to, sales returns, uncollectible receivables, inventory obsolescence, medical and other benefit related costs, depreciable lives of fixed assets, internally developed software, valuation of acquired intangible assets and goodwill, income taxes and stock-based compensation.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(w) Recent accounting pronouncements not yet adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is in the process of evaluating the disclosure requirements related to the new standard.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The effective date for the standard is for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is in the process of evaluating the impact of the new standard on the related disclosures.

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
In 2014, the Company amended and restated its agreement with a large consumer financial services company (the "Bank") pursuant to which the Bank provides revolving credit directly to QVC's customers for the sole purpose of purchasing merchandise or services with a private label credit card ("PLCC") company in the U.S. The agreement with the Bank was amended and restated in March 2017 and December 2018 related to its QVC brand. In December 2018, the Company entered into a separate agreement with the Bank for its HSN brand. The Company receives a portion of the net economics of the credit card program. The Company cannot predict the extent to which customers will use the PLCC, nor the extent that they will make payments on their outstanding balances. Additionally, proposed regulations limiting late fees on credit card payments could also result in reduced PLCC income to QxH from the Bank. PLCC income of $131 million, $142 million and $144 million was recorded in net revenue during the years ended December 31, 2023, 2022 and 2021, respectively.
The Company also accepts major credit cards for its sales. Accounts receivable from major credit cards represents amounts owed to QVC from the credit card clearing houses for amounts billed but not yet collected.
Accounts receivable consisted of the following:

	December 31,
(in millions)	2023	2022
Installment payment option	$1,037	$1,069
Major credit cards and customers	257	250
Trade accounts receivable	1,294	1,319
Other receivables (1)	102	145
Accounts receivable	1,396	1,464
Less allowance for credit losses	(101)	(102)
Accounts receivable, net	$1,295	1,362
(1) Includes $0 million and $40 million insurance receivables as of December 31, 2023 and 2022, respectively, related to the Rocky Mount fire (see note 17).
A summary of activity in the allowance for credit losses was as follows:

(in millions)	Balance beginning of year	Additions- charged to expense	Deductions- write-offs	Balance end of year
2023	$102	58	(59)	101
2022	99	80	(77)	102
2021	124	49	(74)	99
The carrying value of accounts receivable, adjusted for the reserves described above, approximates fair value as of December 31, 2023 and 2022.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(4) Property and Equipment, Net
Property and equipment consisted of the following:

	December 31,		Estimated useful
(in millions)	2023	2022	life
Land	$68	73	N/A
Buildings and improvements	367	384	8 - 20 years
Furniture and other equipment	597	581	2 - 8 years
Broadcast equipment	126	162	2 - 9 years
Computer equipment	146	164	2 - 3 years
Projects in progress	31	37	N/A
Property and equipment	1,335	1,401
Less: accumulated depreciation	(908)	(929)
Property and equipment, net	$427	472
N/A - Not applicable.
(5) Television Distribution Rights, Net
Television distribution rights consisted of the following:

		December 31,
(in millions)	2023	2022
Television distribution rights	$592	664
Less accumulated amortization	(509)	(592)
Television distribution rights, net	$83	72
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
Television distribution rights are amortized using the straight-line method over the lives of the individual agreements. The remaining weighted average lives of the television distribution rights was approximately 1.4 years as of December 31, 2023. Amortization expense for television distribution rights was $91 million, $116 million and $107 million for the years ended December 31, 2023, 2022 and 2021, respectively.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
As of December 31, 2023, related amortization expense for each of the next five years ending December 31 was as follows (in millions):

2024	$73
2025	9
2026	1
2027	—
2028	—
In return for carrying QVC's signals, most programming distributors in the U.S. receive an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs and from certain internet sales to customers located in the programming distributors' service areas. In some cases, we also pay programming distributors additional compensation in the form of incentives in exchange for their commitments to maintain specific channel positioning benchmarks. In Germany, Japan, the U.K., and Italy, programming distributors predominately receive an agreed-upon annual fee, a monthly fee per subscriber regardless of the net sales, a variable percentage of net sales or some combination of the above arrangements. The Company recorded expense related to these commissions of $364 million, $358 million, and $375 million for the years ended December 31, 2023, 2022 and 2021, respectively, which is included as part of operating expenses in the consolidated statements of operations.
(6) Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill by reportable segment (note 15) for the years ended December 31, 2023 and 2022 were as follows:

(in millions)	QxH	QVC-International	Total
Balance as of December 31, 2021	$5,112	856	5,968
Impairment	(2,420)	—	(2,420)
Exchange rate fluctuations	—	(78)	(78)
Balance as of December 31, 2022	2,692	778	3,470
Impairment	(326)	—	(326)
Exchange rate fluctuations	—	7	7
Balance as of December 31, 2023	$2,366	785	3,151
Other intangible assets consisted of the following:

December 31,
	2023			2022			Weighted average remaining life (years)
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$1,052	(784)	268	962	(670)	292	2.1
Affiliate and customer relationships	2,825	(2,684)	141	2,818	(2,630)	188	3.0
Debt origination fees	9	(5)	4	9	(3)	6	2.8
Tradenames (indefinite life)	2,698	—	2,698	2,698	—	2,698	N/A
	$6,584	(3,473)	3,111	6,487	(3,303)	3,184
N/A - Not applicable.
Amortization expense for other intangible assets was $191 million, $174 million and $163 million for the years ended December 31, 2023, 2022 and 2021, respectively.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
As of December 31, 2023, the related amortization and interest expense for each of the next five years ending December 31 was as follows (in millions):

2024	$183
2025	138
2026	87
2027	5
2028	—
During the third quarter of 2022, as a result of recent financial performance and macroeconomic conditions including inflation and higher interest rates, the Company initiated a process to evaluate its current business model and long-term business strategy. It was determined during the third quarter of 2022 that an indication of impairment existed for the QxH reporting unit related to its tradenames and goodwill. With the assistance of a third party specialist, the fair value of the tradenames was determined using the relief from royalty method, primarily using a discounted cash flow model using projections of future operating performance (income approach) and applying a royalty rate (market approach) (Level 3), and an impairment in the amount of $180 million related to the HSN tradename was recorded during the third quarter of 2022, in impairment losses in the consolidated statements of operations. Accumulated tradename impairment loss as of December 31, 2023 and 2022 was $357 million.
During the third quarter of 2022, with the assistance of a third party specialist, the fair value of the QxH reporting unit was determined using a discounted cash flow model (Level 3), and a goodwill impairment in the amount of $2,420 million was recorded during the third quarter of 2022, in impairment losses in the consolidated statements of operations. After the triggering event and impairment loss recorded during the third quarter of 2022, the Company performed a qualitative goodwill impairment analysis during its annual impairment assessment in the fourth quarter of 2022 and no further impairment was identified. Accumulated goodwill impairment loss as of December 31, 2022 was $2,420 million.
During the fourth quarter of 2023, it was determined that an indication of impairment existed for the QxH reporting unit. With the assistance of a third party specialist, the fair value of the QxH reporting unit was determined using a discounted cash flow model (Level 3), and a goodwill impairment in the amount of $326 million was recorded in impairment losses in the consolidated statements of operations. Accumulated goodwill impairment loss as of December 31, 2023 was $2,746 million.
QVC’s results have been challenged as a result of current business trends and global economic conditions. The Company will continue to monitor its current business performance versus the current and updated long-term forecasts, among other relevant considerations, to determine if the carrying value of its assets (including Goodwill and Trademarks) are appropriate. Future outlook declines in revenue, cash flows, or other factors could result in a sustained decrease in fair value that may result in a determination that material carrying value adjustments are required, however we believe the carrying amounts are appropriate as of December 31, 2023.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(7) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following:

	December 31,
(in millions)	2023	2022
4.375% Senior Secured Notes due 2023, net of original issue discount	—	214
4.85% Senior Secured Notes due 2024, net of original issue discount	423	600
4.45% Senior Secured Notes due 2025, net of original issue discount	585	599
4.75% Senior Secured Notes due 2027	575	575
4.375% Senior Secured Notes due 2028	500	500
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
6.375% Senior Secured Notes due 2067	225	225
6.25% Senior Secured Notes due 2068	500	500
Senior secured credit facility	857	1,057
Finance lease obligations	2	4
Less debt issuance costs, net	(31)	(36)
Total debt and finance lease obligations	4,335	4,937
Less current portion	(424)	(216)
Long-term portion of debt and finance lease obligations	$3,911	4,721
Exchangeable Senior Debentures
3.5% Exchangeable Senior Debentures
As part of the common control transaction with Qurate Retail completed in December 2020, QVC Global, a subsidiary of the Company, became the primary co-obligor of the MSI Exchangeables, exchangeable for common stock of Motorola Solutions, Inc. (“MSI common stock”), and acquired all of the rights and liabilities associated with certain related hedges. The Company elected to account for its MSI Exchangeables using the fair value option. Accordingly, changes in the fair value of these instruments were recognized as losses on financial instruments in the statements of operations and in other comprehensive income as it related to instrument specific credit risk on the consolidated statements of comprehensive income (loss).
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
On October 27, 2021, a notice was issued to all holders to redeem any and all outstanding MSI Exchangeables on December 13, 2021. Bondholders had until the close of business on December 10, 2021 to exchange their bonds. During the fourth quarter of 2021, QVC Global delivered MSI common stock, which were acquired pursuant to a forward purchase contract, to holders of the MSI Exchangeables with a fair value of approximately $573 million to settle the exchanges of the MSI Exchangeables. For holders who did not participate in the exchange, their bonds were redeemed on December 13, 2021 at adjusted principal, plus accrued interest and dividend pass-thru for a total cash payment of approximately $1 million. No MSI Exchangeables remained outstanding as of December 31, 2021. As a result of the exchange and the redemption, the Company recorded a loss on extinguishment of debt in the consolidated statements of operations of $7 million for the year ended December 31, 2021.

Senior Secured Notes

All of QVC's senior secured notes are secured by the capital stock of QVC and have equal priority to the senior secured credit facility. The interest on QVC's senior secured notes is payable semi-annually with the exception of the 2067 Notes and the 2068 Notes, which are payable quarterly. The remaining outstanding 4.375% Senior Secured Notes due 2023 were repaid at maturity in March 2023.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
During the second quarter of 2023, QVC purchased $177 million of the 2024 Notes and $15 million of the outstanding 2025 Notes. As a result of the repurchases, the Company recorded a gain on extinguishment of debt in the consolidated statements of operations of $10 million for the year ended December 31, 2023. As of December 31, 2023, the remaining outstanding 2024 Notes are classified within the current portion of long term debt as they mature in less than one year.
On February 27, 2024, QVC delivered a notice of redemption to the trustee and holders of the 2024 Notes. Pursuant to the notice of redemption, QVC expects to redeem the remaining outstanding 2024 Notes in full on March 28, 2024.

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

Senior Secured Credit Facility
On October 27, 2021, QVC entered into the Fifth Amended and Restated Credit Agreement. The Fifth Amended and Restated Credit Agreement is a multi-currency facility providing for a $3.25 billion revolving credit facility, with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. The Fifth Amended and Restated Credit Agreement may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings bear interest at either the ABR Rate or a LIBOR-based rate (or the applicable non-U.S. Dollar equivalent rate) (“Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if Zulily, CBI, QVC Global or any other borrower (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid may be reborrowed. The facility matures on October 27, 2026. Payment of loans may be accelerated following certain customary events of default. In connection with Qurate Retail's divestiture of Zulily (see note 1), Zulily is no longer a co-borrower in the senior secured credit facility, and Zulily repaid its outstanding borrowings under the Fifth Amended and Restated Credit Agreement using cash contributed from Qurate Retail.
On June 20, 2023, QVC, QVC Global and CBI, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto entered into an agreement whereby, in accordance with the Fifth Amended and Restated Credit Agreement, LIBOR-based rate loans denominated in U.S. dollars made on or after June 30, 2023 would be replaced with SOFR-based rate loans. Borrowings that are SOFR-based loans will bear interest at a per annum rate equal to the applicable SOFR rate, plus a credit spread adjustment, plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio.
In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the senior secured credit facility plus any additional amount it expects to repay on behalf of CBI. There were no borrowings by CBI outstanding on the Fifth Amended and Restated Credit Agreement as of December 31, 2023. As of December 31, 2022, there was $18 million borrowed by CBI on the senior secured credit facility, none of which the Company expected to repay on behalf of CBI.
Prior to the removal of Zulily as a co-borrower, QVC recorded a liability for amounts it expected to repay on behalf of Zulily as part of a common control transaction with Qurate Retail. Upon repayment of Zulily's outstanding borrowings, QVC removed a $57 million liability for Zulily's borrowings during the year ended December 31, 2023, which was treated as additional paid in capital in the consolidated statements of equity. There were no borrowings by Zulily outstanding on the Fifth Amended and Restated Credit Agreement as of December 31, 2022.
Availability under the Fifth Amended and Restated Credit Agreement at December 31, 2023 was $2.28 billion, including outstanding trade and standby letters of credit. The interest rate on the senior secured credit facility was 7.03% and 5.75% at December 31, 2023 and 2022, respectively.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
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
Five Year Maturities
The annual principal maturities of QVC's debt, based on stated maturity dates, for each of the next five years are as follows:

(in millions)	Debt (1)
2024	$423
2025	586
2026	857
2027	575
2028	500
(1) Amounts exclude finance lease obligations (see note 8) and the issue discounts on the 4.45% and 4.85% senior secured notes.
Other Debt Related Information
QVC was in compliance with all of its debt covenants as of December 31, 2023.
There are no restrictions under the debt agreements on QVC's ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or the Fifth Amended and Restated Credit Agreement and (i) with respect to QVC’s senior secured notes, QVC's consolidated leverage ratio would be no greater than 3.5 to 1.0 (“senior secured notes leverage basket”) and (ii) with respect to the Fifth Amended and Restated Credit Agreement, the consolidated net leverage ratio for QVC, QVC Global and CBI, would be no greater than 4.0 to 1.0. As of December 31, 2023, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends under the senior secured notes to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement (the “Tax Agreement”) in respect of certain tax obligations of QVC and its subsidiaries.
The weighted average interest rate applicable to all of the outstanding debt (excluding finance leases) prior to amortization of bond discounts and related debt issuance costs was 5.7% as of December 31, 2023..

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(8) Leases
The Company has lease agreements with transponder and transmitter network suppliers for the right to transmit its signals. QVC also has leases for data processing equipment, facilities, office space and land that are classified as operating leases. Our leases have remaining lease terms of less than 1 year to 19 years, some of which may include the option to extend or terminate the leases.

The components of lease cost for the years ended December 31, 2023, 2022 and 2021, were as follows:

		Year ended December 31,
(in millions)	2023	2022	2021
Finance lease cost
Depreciation of leased assets	$2	5	19
Interest on lease liabilities	—	3	8
Total finance lease cost	2	8	27
Operating lease cost (1)	121	73	42
Total lease cost	$123	81	69
(1) Included within operating lease costs were short-term lease costs and variable lease costs, which were not material to the financial statements.
The remaining weighted-average lease term and the weighted-average discount rate were as follows:

December 31, 2023
Weighted-average remaining lease term (years):
Finance leases	1.4
Operating leases	13.5
Weighted-average discount rate:
Finance leases	2.3%
Operating leases	14.1%
Supplemental balance sheet information related to leases was as follows:

	December 31,
(in millions)	2023	2022
Operating Leases:
Operating lease right-of-use assets	$510	419
Accrued liabilities	$27	35
Other long-term liabilities	488	377
Total operating lease liabilities	$515	412
Finance Leases:
Property and equipment	$10	17
Accumulated depreciation	(8)	(13)
Property and equipment, net	$2	4
Current portion of debt and finance lease obligations	$1	2
Long-term portion of debt and finance lease obligations	1	2
Total finance lease liabilities	$2	4

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
Supplemental cash flow information related to leases for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Year ended December 31,
(in millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$90	57	38
Operating cash flows for finance leases	—	3	8
Financing cash flows for finance leases	2	6	18
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	133	256	11
Finance leases	$—	—	11
Future payments under noncancelable operating leases and finance leases with initial terms of one year or more as of December 31, 2023 consisted of the following:

(in millions)	Finance leases	Operating leases	Total leases
2024	$1	87	88
2025	1	84	85
2026	—	83	83
2027	—	83	83
2028	—	84	84
Thereafter	—	790	790
Total lease payments	2	1,211	1,213
Less: imputed interest	—	(696)	(696)
Total lease liabilities	$2	515	517
Sale-Leaseback Transactions
In December 2023, QVC modified the lease for its distribution center in Ontario, California pursuant to which the Company extended the term of the lease through December 31, 2030 with an option to renew the lease for an additional 3-year term ending December 31, 2033.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
In June 2022, QVC modified the finance lease for its distribution center in Ontario, California which reduced the term of the lease and removed QVC’s ability to take ownership of the distribution center at the end of the lease term. QVC will make annual payments over the modified lease term. Since the lease was modified and removed QVC’s ability to take ownership at the end of the lease term, the Company accounted for the modification similar to a sale and leaseback transaction and, as a result, recognized a $240 million gain on the sale of the distribution center during the second quarter of 2022, calculated as the difference between the aggregate consideration received (including cash of $250 million and forgiveness of the remaining financing obligation of $84 million) and the carrying value of the distribution center. The gain is included in gains on sale of assets and sale leaseback transactions in the consolidated statement of operations. The Company accounted for the modified leases as an operating lease and recorded a $37 million right-of-use asset and a $31 million operating lease liability, with the difference attributable to prepaid rent.
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
(9) Revenue
Disaggregated revenue by segment and product category consisted of the following:

	Year ended December 31, 2023
(in millions)	QxH	QVC-International	Total
Home	$2,768	982	3,750
Apparel	1,207	436	1,643
Beauty	1,083	588	1,671
Accessories	846	208	1,054
Electronics	617	68	685
Jewelry	304	165	469
Other revenue	170	7	177
Total net revenue	$6,995	2,454	9,449

	Year ended December 31, 2022
(in millions)	QxH	QVC-International	Total
Home	$2,866	998	3,864
Apparel	1,243	445	1,688
Beauty	1,108	579	1,687
Accessories	867	217	1,084
Electronics	775	92	867
Jewelry	311	185	496
Other revenue	189	12	201
Total net revenue	$7,359	2,528	9,887

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

	Year ended December 31, 2021
(in millions)	QxH	QVC-International	Total
Home	$3,278	1,237	4,515
Apparel	1,291	492	1,783
Beauty	1,223	723	1,946
Accessories	980	265	1,245
Electronics	964	119	1,083
Jewelry	359	228	587
Other revenue	182	13	195
Total net revenue	$8,277	3,077	11,354

Consumer Product Revenue and Other Revenue

QVC's revenue includes sales of consumer products in the following categories; home, apparel, beauty, accessories, electronics and jewelry, which are primarily sold through live merchandise-focused televised shopping programs and via our websites and other interactive media.

Other revenue consists primarily of income generated from our PLCC in the U.S. in which a large consumer financial services company provides revolving credit directly to QVC's customers for the sole purpose of purchasing merchandise or services with a PLCC. In return, the Company receives a portion of the net economics of the credit card program.

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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
A summary of activity in the allowance for sales returns, recorded on a gross basis for the years ended December 31, 2023, 2022 and 2021 was as follows:

(in millions)	Balance beginning of year	Additions- charged to earnings	Deductions	Balance end of year
2023	$182	1,721	(1,706)	197
2022	242	1,685	(1,745)	182
2021	267	1,922	(1,947)	242
(10) Stock-Based Compensation
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

(a) Stock options
A summary of the activity of the Qurate Incentive Plans with respect to the QRTEA Options granted to QVC employees and officers as of and during the year ended December 31, 2023 is presented below:

	Options	Weighted average exercise price	Aggregate intrinsic value (000s)	Weighted average remaining life (years)
Outstanding as of January 1, 2023	18,127,954	$9.16	$—	2.8
Exercised	—	—
Forfeited	(4,697,784)	10.49
Outstanding as of December 31, 2023	13,430,170	8.70	—	2.1
Exercisable as of December 31, 2023	13,430,170	$8.70	$—	2.1
Upon employee exercise of the Options, the exercise price is remitted to Qurate Retail in exchange for the shares. The aggregate intrinsic value of all Options exercised was $1 million and $15 million for the years ended December 31, 2022 and 2021, respectively. There were no options exercised during the year ended December 31, 2023.
The weighted average fair value at date of grant of a QRTEA Option granted during the year ended December 31, 2021 was $5.70. There were no options granted during the years ended December 31, 2023 and December 31, 2022.
During the year ended December 31, 2021, the fair value of each QRTEA Option was determined as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2021
Expected volatility	57.0%
Expected term (years)	5.8
Risk free interest rate	1%
Expected dividend yield	—

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
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
During the years ended December 31, 2023, 2022 and 2021, the Company recorded $4 million, $5 million and $9 million, respectively, of stock-based compensation expense related to the Options. As of December 31, 2023, the total unrecognized compensation cost related to unvested Options was $3 million. Such amount will be recognized in the Company's consolidated statement of operations over a weighted average period of 1.0 year.
(b) Restricted stock units
A summary of the activity of the Qurate Incentive Plans with respect to the QRTEA RSUs granted to QVC employees and officers as of and during the year ended December 31, 2023 is presented below:

	Restricted shares	Weighted average grant date fair value
Outstanding as of January 1, 2023	15,421,922	$5.13
Granted	23,670,666	1.27
Vested	(5,885,582)	5.31
Forfeited	(4,052,665)	3.34
Outstanding as of December 31, 2023	29,154,341	2.20
During the year ended December 31, 2023, QVC employees and officers were granted 17.3 million performance-based, cash-settled RSUs. These RSUs vest equally over three years, subject to the satisfaction of certain performance objectives. The liability and compensation expense related to such awards is adjusted at the end of each reporting period based on the closing market price of QRTEA on the last trading day of the quarter combined with the probability of satisfying the performance objectives.
For awards that are performance-based, performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

During the years ended December 31, 2023, 2022 and 2021, the Company recorded $32 million, $27 million and $32 million, respectively, of stock-based compensation expense related to these awards. As of December 31, 2023, the total unrecognized compensation cost related to unvested RSUs of common stock was $33 million. Such amount will be recognized in the Company's consolidated statement of operations over a weighted average period of 1.5 years.
Fair value of RSUs is calculated based on the market price on the day the shares are granted. The weighted average grant date fair value of the QRTEA RSUs granted to QVC employees and officers during the years ended December 31, 2023, 2022 and 2021 was $1.27, $3.71, and $11.58, respectively.
The aggregate fair value of all RSUs of common stock that vested during the years ended December 31, 2023, 2022 and 2021 was $31 million, $13 million and $38 million, respectively.
As of December 31, 2023, the Company had approximately 22,000 unvested RSUs of Qurate Retail 8.0% Series A Cumulative Redeemable Preferred Stock held by certain officers and employees of the Company. During the year ended December 31, 2023, the Company recorded an incremental $1 million of stock-based compensation expense related to these shares and the total incremental unrecognized compensation cost related to these awards as of December 31, 2023 was $0.2 million. Such amount will be recognized in the Company’s consolidated statements of operations in 2024.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(11) Income Taxes
Income tax expense consisted of the following:

	Years ended December 31,
(in millions)	2023	2022	2021
Current:
U.S. federal	$72	159	329
State and local	(6)	38	44
Foreign jurisdictions	84	84	117
Total	150	281	490
Deferred:
U.S. federal	21	(43)	(67)
State and local	7	1	(13)
Foreign jurisdictions	27	(19)	(2)
Total	55	(61)	(82)
Total income tax expense	$205	220	408
Pre-tax income was as follows:

	Years ended December 31,
(in millions)	2023	2022	2021
QxH	$114	(1,812)	883
QVC-International	302	222	376
Consolidated QVC	$416	(1,590)	1,259
Total income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 21% in 2023, 2022 and 2021, as a result of the following:

	Years ended December 31,
	2023	2022	2021
Provision at statutory rate	$87	(334)	264
State income taxes, net of federal benefit	1	31	24
Foreign taxes	24	(7)	19
Goodwill Impairment	68	508	—
Valuation allowance	7	(1)	12
Tax on foreign earnings, net of federal tax benefits	6	16	87
Other permanent differences	12	4	4
Other, net	—	3	(2)
Total income tax expense	$205	220	408
For the years ended December 31, 2023 and 2022, income tax expense differs from the U.S. statutory rate of 21% primarily due to an impairment of goodwill of $326 million in 2023 and $2,420 million in 2022 that are not deductible for tax purposes, in addition to state income tax expense and foreign tax expense. The above 2023 state income tax includes a one-time reversal relating to prior year accruals for uncertain tax positions.

During the fourth quarter of 2021, the Company, through a wholly owned foreign subsidiary, recognized income related to the exchange and redemption of the outstanding MSI Exchangeables and the extinguishment of related hedges. The income is subject to tax under the U.S. GILTI rules. The tax effect of this GILTI income including the federal tax benefit of related foreign tax credits, is treated by the Company as a period cost. In addition, the Company recorded a U.S. federal tax benefit for foreign derived intangible income deductions claimed on royalty income recognized by the Company in the U.S. during 2021. The tax effect of these items is included in Tax on foreign earnings, net of federal tax benefits in the above table.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
(in millions)	2023	2022
Deferred tax assets:
Accounts receivable, principally due to the allowance for credit losses and related reserves for the uncollectible accounts	$19	22
Inventories, principally due to obsolescence reserves and additional costs of inventories for tax purposes pursuant to the Tax Reform Act of 1986	37	31
Allowance for sales returns	21	16
Deferred revenue	68	80
Deferred compensation	14	10
Unrecognized federal and state tax benefits	10	16
Net operating loss and other carryforwards	119	113
Foreign tax credits carryforward	57	54
Lease obligations	129	90
Cumulative translation of foreign currencies	5	5
Accrued liabilities	12	15
Other	2	25
Subtotal	493	477
Valuation allowance	(177)	(169)
Total deferred tax assets	316	308
Deferred tax liabilities:
Depreciation and amortization	(779)	(751)
Lease assets	(126)	(89)
Total deferred tax liabilities	(905)	(840)
Net deferred tax liability	$(589)	(532)

In the above table, valuation allowances exist due to the uncertainty of whether or not the benefit of certain U.S. federal and foreign tax credits and losses will ultimately be utilized for income tax purposes. The 2023 net deferred tax liability above includes deferred tax assets of $32 million relating to foreign jurisdictions which are included within other noncurrent assets in the consolidated balance sheet and deferred tax liabilities of $621 million in domestic jurisdictions which are included within deferred income taxes in the consolidated balance sheet. The 2022 net deferred tax liability above includes deferred tax assets of $45 million relating to foreign jurisdictions which are included within other noncurrent assets in the consolidated balance sheet and deferred tax liabilities of $577 million in domestic jurisdictions which are included within deferred income taxes in the consolidated balance sheet.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
The Company is party to the Tax Agreement with Qurate Retail. The Tax Agreement establishes the methodology for the calculation and payment of income taxes in connection with the consolidation of the Company with Qurate Retail for income tax purposes. Generally, the Tax Agreement provides that the Company will pay Qurate Retail an amount equal to the tax liability, if any, that it would have if it were to file as a consolidated group separate and apart from Qurate Retail, with exceptions for the treatment and timing of certain items, including but not limited to deferred intercompany transactions, credits, and net operating and capital losses. To the extent that the separate company tax expense is different from the payment terms of the Tax Agreement, the difference is recorded as either a dividend or capital contribution. These differences are related primarily to foreign tax credits recognized by QVC that are creditable under the Tax Agreement when and if utilized in Qurate Retail’s consolidated tax return. The difference recorded during the year ended December 31, 2023 and 2022 were dividends of $3 million and $1 million respectively, primarily related to foreign tax credits recognized by QVC and not utilized in Qurate's consolidated tax return. The difference recorded during the year ended December 31, 2021 was a capital contribution of $73 million, primarily related to foreign tax credit carryovers being utilized in Qurate's consolidated tax return in excess of those recognized by QVC during the 2021 tax year. The amounts of the tax-related payable (receivable) balance due to Qurate Retail as of December 31, 2023 and 2022 were $(59) million and $23 million, respectively, and are included in accrued liabilities in the consolidated balance sheets.
A reconciliation of the 2022 and 2023 beginning and ending amount of the liability for unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2022	$73
Increases related to prior year tax positions	7
Decreases related to prior year tax positions	(7)
Decreases related to settlements with taxing authorities	(4)
Increases related to current year tax positions	7
Balance at December 31, 2022	76
Increases related to prior year tax positions	7
Decreases related to prior year tax positions	(14)
Decreases related to settlements with taxing authorities	(26)
Increases related to current year tax positions	4
Balance at December 31, 2023	$47
Included in the balance of unrecognized tax benefits as of December 31, 2023 and 2022 are potential benefits of $37 million (net of a $10 million federal tax effect) and $60 million (net of a $16 million federal tax effect), respectively, that if recognized, would be reflected in income tax expense and affect the effective rate.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in interest expense in the consolidated statements of operations. The Company did not have a material amount of interest or tax penalties accrued related to unrecognized tax benefits for the years ended December 31, 2023, 2022 or 2021.
The Company has tax positions for which the amount of related unrecognized tax benefits could change during 2024. These consist of nonfederal transfer pricing and other nonfederal tax issues. It is reasonably possible that the amount of the Company’s gross unrecognized tax benefits may decrease within the next 12 months by up to $1 million.
The Company participates in a consolidated federal return filing with Qurate Retail. As of December 31, 2023, the Internal Revenue Service ("IRS") has completed its examination of Qurate Retail’s tax years through 2021. The Company's 2022 and 2023 tax years are being examined currently as part of the Qurate Retail consolidated return under the IRS's Compliance Assurance Process program. The Company files income tax returns in various states and foreign jurisdictions. As of December 31, 2023, the Company was under examination in Colorado, Massachusetts, Minnesota, Pennsylvania, South Carolina, Wisconsin, Utah, New York City, Germany and the U.K.

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
(13) Related Party Transactions
During the years ended December 31, 2023, 2022 and 2021, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives, and business advisory services. Prior to Qurate Retail’s divestiture of Zulily, QVC allocated expenses of $3 million, $6 million, and $8 million to Zulily for the years ended December 31, 2023, 2022 and 2021, respectively. Zulily allocated expenses of $3 million, $9 million, and $8 million to QVC for the years ended December 31, 2023, 2022, and 2021, respectively.
In September 2020, QVC and Zulily executed a Master Promissory Note ("Promissory Note") whereby Zulily may borrow up to $100 million at a variable interest rate equal to the LIBOR rate plus an applicable margin rate. In connection with Qurate Retail’s divestiture of Zulily, the Promissory Note was terminated in May 2023. There were no borrowings on the Promissory Note as of December 31, 2022.
During the years ended December 31, 2023, 2022 and 2021, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $25 million, $29 million and $22 million to CBI for the years ended December 31, 2023, 2022 and 2021, respectively. CBI allocated expenses of $1 million to QVC for each of the years ended December 31, 2023, 2022 and 2021.
CBI is a co-borrower under the Fifth Amended and Restated Credit Agreement (see note 7). In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the senior secured credit facility plus any additional amount it expects to repay on behalf of CBI. There were no borrowings by CBI outstanding on the Fifth Amended and Restated Credit Agreement as of December 31, 2023. As of December 31, 2022, there was $18 million borrowed by CBI on the senior secured credit facility, none of which the Company expected to repay on behalf of CBI.
On December 30, 2020, the Company and LIC completed an internal realignment of the Company's global finance structure that resulted in a common control transaction with Qurate Retail. As part of the common control transaction, LIC issued a promissory note (“LIC Note”) to a subsidiary of the Company with an initial face amount of $1.8 billion, a stated interest rate of 0.48% and a maturity of December 29, 2029. Interest on the LIC Note is paid annually. QVC recorded $9 million of related party interest income for each of the years ended December 31, 2023 and 2022, included in interest expense, net in the consolidated statement of operations.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
The Company’s assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at December 31, 2023 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$41	41	—	—
Current liabilities:
Debt (note 7)	420	—	420	—
Long-term liabilities:
Debt (note 7)	2,950	328	2,622	—

		Fair value measurements at December 31, 2022 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$64	64	—	—
Current liabilities:
Debt (note 7)	213	—	213	—
Foreign currency forward	10	—	10	—
Long-term liabilities:
Debt (note 7)	3,520	346	3,174	—
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(15) Information about QVC's Operating Segments and Geographical Data
The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as net revenue, Adjusted OIBDA, gross margin, average sales price per unit, number of units shipped and revenue or sales per customer. For segment reporting purposes, the Company defines Adjusted OIBDA, as net revenue less cost of goods sold (excluding fire related costs, net of recoveries and Rocky Mount inventory losses, see note 17), operating expenses, and selling, general and administrative expenses (excluding stock-based compensation and restructuring costs). The Company believes this measure is an important indicator of the operational strength and performance of its segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking among the Company's businesses and identify strategies to improve performance. This measure of performance excludes depreciation, amortization, impairment losses, gains on sale leaseback transactions, restructuring and fire related costs, net of recoveries, Rocky Mount inventory losses and stock-based compensation that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.

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
For the year ended December 31, 2023, QVC has identified QxH and QVC-International as its two reportable segments. Both operating segments are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the Internet and mobile applications in certain markets.
QVC allocates certain corporate costs for management reporting purposes from its QxH segment to the QVC-International segment. These management cost allocations are related to certain functions such as merchandising, commerce platforms, information technology, human resources, legal, finance, brand and communications, corporate development and administration that support all of QVC’s operations. For the years ended December 31, 2023, 2022 and 2021, the costs allocated to QVC-International totaled $49 million, $46 million and $37 million, respectively.
Performance measures

	Years ended December 31,
	2023		2022		2021
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QxH	$6,995	746	7,359	750	8,277	1,439
QVC-International	2,454	325	2,528	358	3,077	562
Consolidated QVC	$9,449	1,071	9,887	1,108	11,354	2,001
Other information

	Years ended December 31,
	2023		2022		2021
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QxH	$59	265	77	277	105	256
QVC-International	31	17	34	13	54	14
Consolidated QVC	$90	282	111	290	159	270

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

	Years ended December 31,
	2023		2022
(in millions)	Total assets	Capital expenditures	Total assets	Capital expenditures
QxH	$9,828	128	10,471	178
QVC-International	1,892	54	1,933	38
Consolidated QVC	$11,720	182	12,404	216
Property and equipment, net of accumulated depreciation, by segment was as follows:

	December 31,
(in millions)	2023	2022
QxH	$263	280
QVC-International	164	192
Consolidated QVC	$427	472
The following table provides a reconciliation of Adjusted OIBDA to income before income taxes:

	Years ended December 31,
(in millions)	2023	2022	2021
Adjusted OIBDA	$1,071	1,108	2,001
Gains on sale of assets and sale leaseback transactions	113	520	—
Restructuring, penalties and fire related costs, net of (recoveries) (including Rocky Mount inventory losses)	196	10	(21)
Impairment losses	(326)	(2,600)	—
Stock-based compensation	(37)	(36)	(44)
Depreciation and amortization	(372)	(401)	(429)
Operating income (loss)	645	(1,399)	1,507
Equity in losses of investee	—	—	(2)
(Losses) gains on financial instruments	(1)	(9)	8
Interest expense, net	(228)	(228)	(249)
Foreign currency (loss) gain	(10)	32	(9)
Gain (loss) on extinguishment of debt	10	(6)	(7)
Other income	—	20	11
Income (loss) before income taxes	$416	(1,590)	1,259
The following table summarizes net revenues based on revenues generated by subsidiaries located within the identified geographic area:

	Years ended December 31,
(in millions)	2023	2022	2021
United States	$6,995	7,359	8,277
Japan	945	1,017	1,167
Germany	788	813	1,027
United Kingdom	594	565	722
Other countries	127	133	161
Consolidated QVC	$9,449	9,887	11,354

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
The following table summarizes property and equipment, net of accumulated depreciation, based on physical location:

	December 31,
(in millions)	2023	2022
United States	$263	280
Japan	91	104
Germany	19	36
United Kingdom	26	25
Other countries	28	27
Consolidated QVC	$427	472
(16) Employee Benefit Plans
In certain countries, QVC sponsors defined contribution plans, which provide employees an opportunity to make contributions to a trust for investment in a variety of securities. Generally, the Company makes matching contributions to the plans based on a percentage of the amount contributed by employees. The Company's cash contributions to the plans were $24 million for the year ended December 31, 2023 and $25 million for each of the years ended December 31, 2022 and 2021.
(17) Restructuring, penalties and fire related costs, net of (recoveries)
Fire at Rocky Mount Fulfillment Center

On December 18, 2021, QVC experienced a fire at its Rocky Mount fulfillment center in North Carolina. Rocky Mount was the Company’s second-largest fulfillment center for QxH and the Company’s primary returns center for hard goods. The Company maintains property, general liability and business interruption insurance coverage. Based on the provisions of QVC’s insurance policies, the Company recorded estimated insurance recoveries for fire related costs for which recovery was deemed probable. As of December 31, 2022 the Company had an insurance receivable of $40 million, recorded in accounts receivable in the consolidated balance sheet.

During the year ended December 31, 2022, the Company recorded $157 million of fire related costs including $95 million for the write-down of Rocky Mount inventory which was included in Cost of goods sold. Due to the circumstances surrounding the write-down of the inventory, this write-down has been excluded from Adjusted OIBDA (as defined in note 15).

In February 2023, QVC sold the Rocky Mount fulfillment center to an independent third party and as of December 31, 2023 received net cash proceeds of $19 million. QVC recognized gains on the sale of $17 million during the year ended December 31, 2023, calculated as the difference between the aggregate consideration received and the carrying value of the property. The gain is included in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statement of operations.

In June 2023, the Company agreed to a final insurance settlement with its insurance company and received all remaining proceeds related to the Rocky Mount claim. As of December 31, 2022 and 2023, the Company recorded cumulative fire related costs of $407 million and $439 million, respectively. Cumulative costs as of December 31, 2022 and December 31, 2023 include $119 million of costs that were not reimbursable by QVC’s insurance policies. As of December 31, 2022 and 2023, the Company received cumulative insurance proceeds of $380 million and $660 million, respectively and recorded net gains, representing the proceeds received in excess of recoverable losses recognized, of $132 million and $208 million respectively. Of the $280 million of insurance proceeds received during the year ended December 31, 2023, $210 million represents recoveries for business interruption losses. The fire related costs and gains related to insurance recoveries are included in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statement of operations.

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
Improve customer experience and grow relationships. QVC is focused on rebuilding stronger connections with their customers. In order to improve customer experience and grow relationships, QVC is working to optimize programming using advanced analytics to align product offerings, promotions and airtime with customer preferences. In addition, we expect to invest in infrastructure which will endeavor to improve the customer's order to delivery experience by reducing shipping time and improving shipment tracking visibility. QVC will continue to focus on customer loyalty through providing customers with a more personalized experience.
Rigorously execute core processes. QVC is enhancing its core processes to deliver the human story telling experience behind a product while also sharing a clear and compelling value proposition. In order to rigorously execute core processes, QVC will optimize pricing and assortment by investing in enhanced Information Technology systems that will support real-time pricing and promotion adjustments at an item level. QVC will also focus on growing our private label brands to drive revenue and margin at productive scale.
Lower cost to serve. QVC is right sizing its cost base to improve profitability and cash generation. In order to lower cost to serve, QVC will enhance review of spending to identify cost savings opportunities and opportunities to create new operational efficiencies, through end-to-end product and process reviews and leveraging technology and process automation. Additionally, we will improve product margin through lower fulfillment costs, freight optimization and higher productivity.
Optimize the brand portfolio. Qurate Retail divested Zulily in the second quarter of 2023 consistent with its goal of optimizing the brand portfolio. Qurate Retail is exploring untapped opportunities to maximize brand value.
Build new high growth business anchored in strength. Finally, QVC is focused on expanding in the video streaming shopping market. In order to build new high growth businesses anchored in strength, QVC expects to expand streaming viewership by improving the current streaming experience with enhanced video and navigation and seamless transactions. Additionally, QVC is shaping the future streaming experience with exclusive content, program and deal concepts. We are also building a next generation shopping app featuring vendors with self-made content.

During 2022, QVC commenced the first phase of Project Athens, including actions to reduce inventory and a planned workforce reduction that was completed in February 2023. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan. During the year ended December 31, 2023, QVC implemented a workforce reduction and recorded restructuring charges of $13 million in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statement of operations.

Other
In October 2023, HSN entered into a settlement agreement with the CPSC in which HSN agreed to pay a civil penalty of $16 million to settle the CPSC’s claim that HSN allegedly failed to timely submit a report under the CPSA in relation to handheld clothing steamers sold by HSN under the Joy Mangano brand names My Little Steamer® and My Little Steamer® Go Mini that were subject to a voluntary recall previously announced on May 26, 2021. The settlement agreement also requires HSN to implement and maintain a compliance program to ensure compliance with the CPSA. The civil penalty was recorded in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statement of operations.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(18) Subsequent Events
In December 2023, QVC entered into an agreement to sell an owned and operated property in Germany to an independent third party. This property is owned as of December 31, 2023, but is included in assets held for sale noncurrent in the accompanying consolidated balance sheet.

On February 27, 2024, QVC delivered a notice of redemption to the trustee and holders of the 2024 Notes. Pursuant to the notice of redemption, QVC expects to redeem the remaining outstanding 2024 Notes in full on March 28, 2024.

QVC declared and paid dividends to Qurate Retail in the amount of $42 million from January 1, 2024 to February 28, 2024.

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
Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.
Item 14. Principal Accounting Fees and Services
Audit Fees and All Other Fees
The following table presents fees for professional audit services rendered by KPMG LLP and its international affiliates for the audit of QVC’s consolidated financial statements for 2023 and 2022 and fees billed for other services rendered by KPMG LLP:

	Year ended December 31,
	2023	2022
Audit fees (1)	$7,240,488	$7,356,793
Audit related fees	—	—
Audit and audit related fees	7,240,488	7,356,793
Tax fees (2)	474,474	147,113
Total fees	$7,714,962	$7,503,906
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
All services provided by QVC's independent auditor during 2023 and 2022 were approved in accordance with the terms of the policy.

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
(a) (3) Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):
3 - Articles of Incorporation and Bylaws:

3.1
Restated Certificate of Incorporation of the Registrant dated October 26, 2009 (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-184501) as filed on October 19, 2012 (the "2012 S-4")).

3.2
Amended and Restated By-Laws of the Registrant (effective September 30, 2015) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (file No. 000-55409) as filed on October 6, 2015)

4 - Instruments Defining the Rights to Securities Holders, Including Indentures:

4.1
Indenture dated as of March 18, 2013 among the Registrant, the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 333-184501) as filed on May 9, 2013).

4.2
Form of Indenture dated as of March 18, 2014 among the Registrant, the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-195586) as filed on April 30, 2014).

4.3
Indenture dated as of August 21, 2014 among the Registrant, the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-199254) as filed on October 10, 2014).

4.4
Fifth Amended and Restated Credit Agreement, dated as of October 27, 2021, among the Registrant, Zulily, LLC, QVC Global Corporate Holdings, LLC and Cornerstone Brands, Inc., as Borrowers, JPMorgan Chase Bank, N.A., as Lead Arranger, Lead Bookrunner and Administrative Agent and the parties named therein as Lenders, Co-Bookrunners, Co-Syndication Agents and Co-Documentation Agents (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38654) as filed on October 28, 2021).

4.5
Indenture, dated September 13, 2018, by and among the Registrant, Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A (File No. 001-38654), as filed on September 13, 2018 (the “Form 8-A”)).

4.6
First Supplemental Indenture, dated September 13, 2018, by and among the Registrant, Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-A).

4.7	Form of 6.375% Senior Secured Notes due 2067 (incorporated by reference to Exhibit 4.3 to the Form 8-A).
4.8
Second Supplemental Indenture, dated November 26, 2019, by and among the Registrant, Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC, QVC Deutschland GP, Inc., HSN, Inc., HSNi, LLC, HSN Holding LLC, AST Sub, Inc., Home Shopping Network En Espanol, L.L.C., Home Shopping Network En Espanol, L.P., H.O.T. Networks Holdings (Delaware) LLC, HSN of Nevada LLC, Ingenious Designs LLC, NLG Merger Corp., Ventana Television, Inc., and Ventana Television Holdings, Inc., as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A (File No. 001-38654), as filed on November 26, 2019 (the “2019 Form 8-A”)).

4.9	Form of 6.250% Senior Secured Notes due 2068 (incorporated by reference to Exhibit 4.3 to the 2019 Form 8-A).
4.10
Third Supplemental Indenture, dated February 4, 2020, by and among the Registrant, Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC, QVC Deutschland GP, Inc., HSN, Inc., HSNi, LLC, HSN Holding LLC, AST Sub, Inc., Home Shopping Network En Espanol, L.L.C., Home Shopping Network En Espanol, L.P., H.O.T. Networks Holdings (Delaware) LLC, HSN of Nevada LLC, Ingenious Designs LLC, NLG Merger Corp., Ventana Television, Inc., and Ventana Television Holdings, Inc., as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38654) as filed on February 4, 2020 (the “February 2020 Form 8-K”)).

4.11	Form of 4.75% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.3 to the February 2020 Form 8-K).
4.12
Fourth Supplemental Indenture, dated August 20, 2020, by and among the Registrant, Affiliate Investment, Inc., Affiliate Relations Holdings, Inc., AMI 2, Inc., ER Marks, Inc., QVC Global Holdings I, Inc., QVC Global Holdings II, Inc., QVC Rocky Mount, Inc., QVC San Antonio, LLC, QVC Deutschland GP, Inc., HSN, Inc., HSNi, LLC, HSN Holding LLC, AST Sub, Inc., Home Shopping Network En Espanol, L.L.C., Home Shopping Network En Espanol, L.P., H.O.T. Networks Holdings (Delaware) LLC, HSN of Nevada LLC, Ingenious Designs LLC, NLG Merger Corp., Ventana Television, Inc., and Ventana Television Holdings, Inc., as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38654) as filed on August 20, 2020 (the “August 2020 Form 8-K”)).

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

10 - Material Contracts:

10.1	Forms of Indemnification Agreements between the Registrant and executive officers (incorporated by reference to Exhibit 10.16 to the 2012 S-4).

10.2
SOFR Transition and Other Agreements, dated as of June 20, 2023, among the Registrant, QVC Global Corporate Holdings, LLC and Cornerstone Brands, Inc., as Borrowers, and the parties thereto, related to the Fifth Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed on August 4, 2023 (File No. 001-33982)).

21 - Subsidiaries:*

21.1	Subsidiaries of QVC, Inc.*
22 - Subsidiary Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant:*

22.1	List of Subsidiary Guarantors*
23 - Consents:*

23.1	Consent of KPMG LLP*
31 - Certification Letters:*

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32 - Section 1350 Certification Letter:**

32.1	Section 1350 Certification**
37 - Policy Relating to Recovery of Erroneously Awarded Compensation

97.1	QVC, Inc. Clawback Policy*

101 - XBRL:*

101.INS	XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*Filed herewith.
**Furnished herewith.

EXHIBIT INDEX
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QVC, Inc.

Date: February 28, 2024	By:/s/ DAVID L. RAWLINSON II
David L. Rawlinson II
President and Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2024	By:/s/ BILL WAFFORD
Bill Wafford
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: February 28, 2024	By:/s/ BILL WAFFORD
Bill Wafford
Chief Financial Officer of Qurate Retail Group, Inc., as Stockholder-Director of QVC, Inc.

Date: February 28, 2024	By:/s/ DAVID L. RAWLINSON II
David L. Rawlinson II
President and Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2024	By:/s/ BILL WAFFORD
Bill Wafford
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)