Form 10-Q
period 2024-03-31
QVC INC
filed 2024-05-08
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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

QVC, Inc.
2024 QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(in millions, except share amounts)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$311	307
Restricted cash	15	15
Accounts receivable, less allowance for credit losses of $97 at March 31, 2024 and $101 at December 31, 2023	969	1,295
Inventories	956	860
Prepaid expenses and other current assets	133	162
Total current assets	2,384	2,639
Property and equipment, net of accumulated depreciation of $910 at March 31, 2024 and $908 at December 31, 2023	407	427
Operating lease right-of-use assets (note 5)	502	510
Television distribution rights, net (note 2)	74	83
Goodwill (note 3)	3,128	3,151
Other intangible assets, net (note 3)	3,093	3,111
Note receivable - related party (note 1)	1,740	1,740
Other noncurrent assets	47	54
Assets held for sale noncurrent (note 5)	—	5
Total assets	$11,375	11,720
Liabilities and equity
Current liabilities:
Current portion of debt and finance lease obligations (note 4)	$586	424
Accounts payable-trade	742	838
Accrued liabilities	700	938
Other current liabilities	52	51
Total current liabilities	2,080	2,251
Long-term portion of debt and finance lease obligations (note 4)	3,765	3,911
Deferred income taxes (note 6)	620	621
Long-term operating lease liabilities	487	488
Other long-term liabilities	114	112
Total liabilities	7,066	7,383
Commitments and contingencies (note 7)
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	10,908	10,901
Accumulated deficit	(6,352)	(6,361)
Accumulated other comprehensive loss	(328)	(290)
Total QVC, Inc. stockholder's equity	4,228	4,250
Noncontrolling interest	81	87
Total equity	4,309	4,337
Total liabilities and equity	$11,375	11,720

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
(in millions)	2024	2023
Net revenue	$2,111	2,193
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,373	1,488
Operating	170	178
Selling, general and administrative, including stock-based compensation	320	325
Depreciation	20	23
Amortization	72	66
Restructuring, penalties and fire related costs, net of (recoveries) (note 10)	—	(4)
Gains on sales of assets and sale leaseback transactions	(1)	(113)
	1,954	1,963
Operating income	157	230
Other (expense) income:
Losses on financial instruments	—	(1)
Interest expense, net	(62)	(37)
Foreign currency loss	(1)	(6)
	(63)	(44)
Income before income taxes	94	186
Income tax expense	(32)	(51)
Net income	62	135
Less net income attributable to the noncontrolling interest	(11)	(13)
Net income attributable to QVC, Inc. stockholder	$51	122

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended March 31,
(in millions)	2024	2023
Net income	$62	135
Foreign currency translation adjustments, net of tax	(44)	20
Total comprehensive income	18	155
Comprehensive income attributable to noncontrolling interest	(5)	(12)
Comprehensive income attributable to QVC, Inc. stockholder	$13	143

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
(in millions)	2024	2023
Operating activities:
Net income	$62	135
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1	43
Foreign currency loss	1	6
Depreciation	20	23
Amortization	72	66
Change in fair value of financial instruments and noncash interest	(1)	1
Other charges, net	20	(28)
Stock-based compensation	12	9
Gains on sales of assets and sale leaseback transactions	(1)	(113)
Gain on insurance proceeds, net of fire related costs	—	(17)
Insurance proceeds received for operating expenses and business interruption losses	—	37
Change in operating assets and liabilities
Decrease in accounts receivable	311	299
(Increase) decrease in inventories	(100)	13
Decrease in prepaid expenses and other current assets	30	25
Decrease in accounts payable-trade	(91)	(129)
Decrease in accrued liabilities and other	(252)	(193)
Net cash provided by operating activities	84	177
Investing activities:
Capital expenditures	(32)	(40)
Expenditures for television distribution rights	(2)	(38)
Insurance proceeds received for fixed asset loss	—	18
Proceeds from derivative instruments	—	167
Payments for derivative instruments	—	(179)
Changes in other noncurrent assets	(1)	(1)
Proceeds from sale of fixed assets	6	198
Net cash (used in) provided by investing activities	(29)	125
Financing activities:
Principal payments of debt and finance lease obligations	(1,132)	(403)
Principal borrowings of debt from senior secured credit facility	1,570	585
Principal repayment of senior secured notes	(423)	(214)
Dividends paid to Qurate Retail, Inc.	(42)	(199)
Dividends paid to noncontrolling interest	(11)	(12)
Withholding taxes on net share settlements of stock-based compensation	(1)	—
Net cash used in financing activities	(39)	(243)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(12)	4
Net increase in cash, cash equivalents and restricted cash	4	63
Cash, cash equivalents and restricted cash, beginning of period	322	367
Cash, cash equivalents and restricted cash, end of period	$326	430

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2022	1	$—	10,869	(6,080)	(312)	95	4,572
Net income	—	—	—	122	—	13	135
Foreign currency translation adjustments, net of tax	—	—	—	—	21	(1)	20
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(199)	—	(12)	(211)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(4)	—	—	(4)
Stock-based compensation	—	—	9	—	—	—	9
Common control transaction with Qurate Retail, Inc.	—	—	(57)	—	—	—	(57)
Balance, March 31, 2023	1	$—	10,821	(6,161)	(291)	95	4,464

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2023	1	$—	10,901	(6,361)	(290)	87	4,337
Net income	—	—	—	51	—	11	62
Foreign currency translation adjustments, net of tax	—	—	—	—	(38)	(6)	(44)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(42)	—	(11)	(53)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	1	—	—	—	1
Withholding taxes on net share settlements of stock-based compensation	—	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	7	—	—	—	7
Balance, March 31, 2024	1	$—	10,908	(6,352)	(328)	81	4,309

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
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co. LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. QVC-Japan paid dividends to Mitsui of $11 million and $12 million during the three months ended March 31, 2024 and 2023, respectively.
The Company is an indirect wholly-owned subsidiary of Qurate Retail, Inc. ("Qurate Retail") (Nasdaq: QRTEA, QRTEB and QRTEP), which owns Cornerstone Brands, Inc. ("CBI"), as well as other minority investments. QVC is part of the Qurate Retail Group, a portfolio of brands including QVC and CBI. Zulily, LLC (“Zulily”) was a wholly owned subsidiary of Qurate Retail until its divestiture on May 24, 2023.
During the three months ended March 31, 2023, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. QVC allocated expenses of $2 million to Zulily and Zulily allocated expenses of $2 million to QVC for the three months ended March 31, 2023.
During each of the three months ended March 31, 2024 and 2023, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $6 million to CBI for each of the three months ended March 31, 2024 and 2023. CBI allocated expenses of $1 million to QVC for each of the three months ended March 31, 2024 and 2023.
On December 30, 2020, the Company and Liberty Interactive LLC ("LIC") completed an internal realignment of the Company's global finance structure that resulted in a common control transaction with Qurate Retail. As part of the common control transaction, LIC issued a promissory note (“LIC Note”) to a subsidiary of the Company with an initial face amount of $1.8 billion, a stated interest rate of 0.48% and a maturity of December 29, 2029. Interest on the LIC Note is paid annually. QVC recorded $2 million of related party interest income for each of the three months ended March 31, 2024 and 2023 included in interest expense, net in the condensed consolidated statement of operations.
The condensed consolidated financial statements include the accounts of QVC, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The accompanying (a) condensed consolidated balance sheet as of December 31, 2023, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in QVC's Annual Report on Form 10-K for the year ended December 31, 2023.
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

(2) Television Distribution Rights, Net
Television distribution rights consisted of the following:

(in millions)	March 31, 2024	December 31, 2023
Television distribution rights	$561	592
Less accumulated amortization	(487)	(509)
Television distribution rights, net	$74	83
The Company recorded amortization expense of $20 million and $24 million for the three months ended March 31, 2024 and 2023, respectively, related to television distribution rights.
As of March 31, 2024, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2024	$57
2025	16
2026	1
2027	—
2028	—

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(3) Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2024 were as follows:

(in millions)	QxH	QVC-International	Total
Balance as of December 31, 2023	$2,366	785	3,151
Exchange rate fluctuations	—	(23)	(23)
Balance as of March 31, 2024	$2,366	762	3,128
Other intangible assets consisted of the following:

	March 31, 2024			December 31, 2023
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$1,064	(802)	262	1,052	(784)	268
Affiliate and customer relationships	2,821	(2,692)	129	2,825	(2,684)	141
Debt origination fees	9	(5)	4	9	(5)	4
Trademarks (indefinite life)	2,698	—	2,698	2,698	—	2,698
	$6,592	(3,499)	3,093	6,584	(3,473)	3,111
The Company recorded amortization expense of $52 million and $42 million for the three months ended March 31, 2024 and 2023, respectively, related to other intangible assets.
As of March 31, 2024, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2024	$146
2025	147
2026	97
2027	5
2028	—

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(4) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following:

(in millions)	March 31, 2024	December 31, 2023
4.85% Senior Secured Notes due 2024, net of original issue discount	—	423
4.45% Senior Secured Notes due 2025, net of original issue discount	585	585
4.75% Senior Secured Notes due 2027	575	575
4.375% Senior Secured Notes due 2028	500	500
5.45% Senior Secured Notes due 2034, net of original issue discount	399	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
6.375% Senior Secured Notes due 2067	225	225
6.25% Senior Secured Notes due 2068	500	500
Senior secured credit facility	1,295	857
Finance lease obligations	2	2
Less debt issuance costs, net	(30)	(31)
Total debt and finance lease obligations	4,351	4,335
Less current portion	(586)	(424)
Long-term portion of debt and finance lease obligations	$3,765	3,911
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and have equal priority to the senior secured credit facility. The interest on QVC's senior secured notes is payable semi-annually with the exception of the 6.375% Senior Secured Notes due 2067 (the "2067 Notes") and the 6.25% Senior Secured Notes due 2068 (the "2068 Notes"), which is payable quarterly. As of March 31, 2024, the remaining outstanding 4.45% Senior Secured Notes due 2025 are classified within the current portion of long term debt as they mature in less than one year.
On February 27, 2024, QVC delivered a notice of redemption to the trustee and holders of the 4.85% Senior Secured Notes due 2024 (the "2024 Notes"). Pursuant to the notice of redemption, QVC redeemed the remaining outstanding 2024 Notes in full on March 28, 2024.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
Senior Secured Credit Facility
On October 27, 2021, QVC entered into the Fifth Amended and Restated Credit Agreement (the "Fifth Amended and Restated Credit Agreement") with Zulily, CBI, and QVC Global Corporate Holdings, LLC (“QVC Global”), each a direct or indirect (or former, in the case of Zulily) wholly owned subsidiary of Qurate Retail, as borrowers (collectively, the “Borrowers”). The Fifth Amended and Restated Credit Agreement is a multi-currency facility providing for a $3.25 billion revolving credit facility, with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. The Fifth Amended and Restated Credit Agreement may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings bear interest at either the alternate base rate (“ABR Rate”) or a London Inter-bank Offered Rate ("LIBOR")-based rate (or the applicable non-U.S. Dollar equivalent rate) (“Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if CBI, QVC Global or any other borrower (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid may be reborrowed. The facility matures on October 27, 2026. Payment of loans may be accelerated following certain customary events of default. In connection with Qurate Retail's divestiture of Zulily (see note 1), Zulily is no longer a co-borrower in the senior secured credit facility, and Zulily repaid its outstanding borrowings under the Fifth Amended and Restated Credit Agreement using cash contributed from Qurate Retail.

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
In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the senior secured credit facility plus any additional amount it expects to repay on behalf of CBI. There were no borrowings by CBI outstanding on the Fifth Amended and Restated Credit Agreement as of March 31, 2024 and December 31, 2023.
Prior to the removal of Zulily as a co-borrower, QVC recorded a liability for amounts it expected to repay on behalf of Zulily as part of a common control transaction with Qurate Retail. Upon repayment of Zulily's outstanding borrowings, QVC removed a $57 million liability for Zulily's borrowings during the three months ended March 31, 2023, which was treated as additional paid in capital in the condensed consolidated statement of equity.
Availability under the Fifth Amended and Restated Credit Agreement at March 31, 2024 was $1.87 billion. The interest rate on the senior secured credit facility was 6.8% and 6.3% at March 31, 2024 and 2023, respectively.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
Other Debt Related Information
There are no restrictions under the debt agreements on QVC's ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or the Fifth Amended and Restated Credit Agreement and (i) with respect to QVC’s senior secured notes, QVC's consolidated leverage ratio would be no greater than 3.5 to 1.0 (“senior secured notes leverage basket”) and (ii) with respect to the Fifth Amended and Restated Credit Agreement, the consolidated net leverage ratio for QVC, QVC Global and CBI, would be no greater than 4.0 to 1.0. As of March 31, 2024, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends under the senior secured notes to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement (the “Tax Agreement”) in respect of certain tax obligations of QVC and its subsidiaries.
The weighted average interest rate applicable to all of the outstanding debt (excluding finance leases) prior to amortization of bond discounts and related debt issuance costs was 5.7% and 5.4% as of March 31, 2024 and 2023, respectively.

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
In December 2023, QVC entered into an agreement to sell an owned and operated property in Germany to an independent third party. This property was owned as of December 31, 2023, and is included in assets held for sale noncurrent in the condensed consolidated balance sheet. Under the terms of the agreement, QVC received net cash proceeds of $6 million related to its German facility when the sale closed in February 2024. QVC recognized a $1 million gain related to the sale during the first quarter of 2024, calculated as the difference between the aggregate consideration received and the carrying value of the property. Concurrent with the sale, the Company entered into an agreement to lease a portion of the property back over 2 years and recorded an operating lease right-of-use asset and operating lease liability of $1 million.

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
For the three months ended March 31, 2024 and 2023, the Company recorded a tax provision of $32 million and $51 million, respectively, which represented an effective tax rate of 34.0% and 27.4%, respectively. The 2024 effective tax rate differs from the U.S. federal income tax rate of 21% primarily due to state and foreign tax expense and permanent items. The 2023 effective tax rate differs from the U.S. federal income tax rate of 21% primarily due to state and foreign tax expense and permanent items and includes a reversal of tax expense accrued in prior periods related to the settlement of state income tax reserves, resulting in a reduction to the rate.
The Company participates in a consolidated federal return filing with Qurate Retail. As of March 31, 2024, the Internal Revenue Service ("IRS") has completed its examination of the Company's tax years through 2021. The Company's 2022, 2023 and 2024 tax years are being examined currently as part of the Qurate Retail consolidated return under the IRS's Compliance Assurance Process program. The Company files income tax returns in various states and foreign jurisdictions. As of March 31, 2024, the Company was under examination in Idaho, Massachusetts, Minnesota, Pennsylvania, South Carolina, Wisconsin, Utah, New York City, Germany and the U.K.
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
The amounts of the tax-related payable (receivable) due to Qurate Retail as of March 31, 2024 and December 31, 2023 were $73 million and $(59) million, respectively, and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at March 31, 2024 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$44	44	—	—
Current liabilities:
Debt (note 4)	569	—	569	—
Long-term liabilities:
Debt (note 4)	3,073	409	2,664	—

		Fair value measurements at December 31, 2023 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$41	41	—	—
Current liabilities:
Debt (note 4)	420	—	420	—
Long-term liabilities:
Debt (note 4)	2,950	328	2,622	—
Foreign Currency Forward Contracts
On October 31, 2022, the Company entered into foreign currency forward contracts with an aggregate notional amount of $167 million to mitigate the foreign currency risk associated with the sale and leaseback of Germany and U.K. properties. The forwards did not qualify as a cash flow hedge under U.S. GAAP. Changes in the fair value of the forwards are reflected in (losses) gains on financial instruments in the condensed consolidated statement of operations. The contract expired in January 2023 which resulted in a net cash settlement of $12 million.

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
For the three months ended March 31, 2024 and 2023, QVC identified QxH and QVC-International as its two reportable segments. Both operating segments are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the Internet and mobile applications in certain markets.
Performance measures
The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as net revenue, Adjusted OIBDA (defined below), gross margin, average sales price per unit, number of units shipped and revenue or sales per customer. For segment reporting purposes, the Company defines Adjusted OIBDA, as net revenue less cost of goods sold (excluding fire related costs, net of recoveries and Rocky Mount inventory losses, see note 10), operating expenses, and selling, general and administrative expenses (excluding stock-based compensation, penalties and restructuring costs). The Company believes this measure is an important indicator of the operational strength and performance of its segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking among the Company's businesses and identify strategies to improve performance. This measure of performance excludes depreciation, amortization, impairment losses, gains on sale of assets and sale leaseback transactions, restructuring, penalties and fire related costs, net of recoveries, Rocky Mount inventory losses and stock-based compensation that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended March 31, 2024			Three months ended March 31, 2023
(in millions)	QxH	QVC-International	Total	QxH	QVC-International	Total
Home	$589	237	826	635	237	872
Apparel	282	108	390	295	113	408
Beauty	239	129	368	246	133	379
Accessories	201	48	249	192	51	243
Electronics	108	15	123	110	17	127
Jewelry	80	33	113	77	39	116
Other revenue	40	2	42	46	2	48
Total net revenue	$1,539	572	2,111	1,601	592	2,193

Adjusted OIBDA is summarized as follows:

	Three months ended March 31,
	2024		2023
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QxH	$1,539	185	1,601	139
QVC-International	572	75	592	72
Consolidated QVC	$2,111	260	2,193	211
Other information

	Three months ended March 31,
	2024		2023
(in millions)	Depreciation	Amortization	Depreciation	Amortization
QxH	$14	67	15	63
QVC-International	6	5	8	3
Consolidated QVC	$20	72	23	66

	March 31, 2024
(in millions)	Total assets	Capital expenditures	Property and equipment, net
QxH	$9,582	22	254
QVC-International	1,793	10	153
Consolidated QVC	$11,375	32	407

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
The following table provides a reconciliation of Adjusted OIBDA to operating income and income before income taxes:

	Three months ended March 31,
(in millions)	2024	2023
Adjusted OIBDA	$260	211
Gains on sales of assets and sale leaseback transactions	1	113
Restructuring, penalties and fire related costs, net of (recoveries) (including Rocky Mount inventory losses)	—	4
Stock-based compensation	(12)	(9)
Depreciation and amortization	(92)	(89)
Operating income	157	230
Losses on financial instruments	—	(1)
Interest expense, net	(62)	(37)
Foreign currency loss	(1)	(6)
Income before income taxes	$94	186

(10) Restructuring, penalties and fire related costs, net of (recoveries)

Fire at Rocky Mount Fulfillment Center

On December 18, 2021, QVC experienced a fire at its Rocky Mount fulfillment center in North Carolina. Rocky Mount was the Company’s second-largest fulfillment center for QxH and the Company’s primary returns center for hard goods. The Company maintains property, general liability and business interruption insurance coverage. Based on the provisions of QVC’s insurance policies, the Company recorded insurance recoveries for fire related costs for which recovery was deemed probable.

In June 2023, the Company agreed to a final insurance settlement with its insurance company and received all remaining proceeds related to the Rocky Mount claim. As of December 31, 2023, the Company recorded cumulative fire related costs of $439 million which included $119 million of costs that were not reimbursable by QVC’s insurance policies. As of December 31, 2023, the Company received cumulative insurance proceeds of $660 million and recorded net gains, representing the proceeds received in excess of recoverable losses recognized, of $208 million. Of the $280 million of insurance proceeds received during the year ended December 31, 2023, $210 million represents recoveries for business interruption losses. The fire related costs and gains related to insurance recoveries are included in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.
During the three months ended March 31, 2023, the Company received $55 million of insurance proceeds and recognized a gain of $15 million on insurance proceeds received in excess of fire losses, which was partially offset by $11 million of other fire related costs in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

In February 2023, QVC sold the Rocky Mount fulfillment center to an independent third party and received cumulative net cash proceeds of $19 million as of December 31, 2023 of which $15 million was received during the three months ended March 31, 2023. QVC recognized a $13 million gain on the sale during the three months ended March 31, 2023 calculated as the difference between the aggregate consideration received and the carrying value of the property. The gain is included in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
Project Athens
On June 27, 2022, Qurate Retail announced a five-point turnaround plan designed to stabilize and differentiate its core HSN and QVC-U.S. businesses and expand the Company's leadership in video streaming commerce (“Project Athens”). Project Athens main initiatives include: (i) improve customer experience and grow relationships; (ii) rigorously execute core processes; (iii) lower cost to serve; (iv) optimize the brand portfolio; and (v) build new high growth businesses.
During 2022, QVC commenced the first phase of Project Athens, including actions to reduce inventory and a planned workforce reduction that was completed in February 2023. QVC recorded restructuring charges of $13 million during the three months ended March 31, 2023 in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan.

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
•changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and Environmental, Social, and Governance commitments and adverse outcomes from regulatory proceedings;
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
For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 10-K"). These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and the 2023 10-K.
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
On June 27, 2022, Qurate Retail announced a five-point turnaround plan designed to stabilize and differentiate its core HSN and QVC-U.S. businesses and expand the Company's leadership in video streaming commerce (“Project Athens”). Project Athens main initiatives include: (i) improve customer experience and grow relationships; (ii) rigorously execute core processes; (iii) lower cost to serve; (iv) optimize the brand portfolio; and (v) build new high growth businesses.
Improve customer experience and grow relationships. QVC is focused on rebuilding stronger connections with their customers. In order to improve customer experience and grow relationships, QVC is working to optimize programming using advanced analytics to align product offerings, promotions and airtime with customer preferences. In addition, we are investing in infrastructure which will endeavor to improve the customer's order to delivery experience by reducing shipping time and improving shipment tracking visibility. QVC continues to focus on customer loyalty through providing customers with a more personalized shopping experience.
Rigorously execute core processes. QVC is enhancing its core processes to deliver the human story telling experience behind a product while also sharing a clear and compelling value proposition. In order to rigorously execute core processes, QVC continues to optimize pricing and assortment by investing in enhanced Information Technology systems that support real-time pricing and promotion adjustments at an item level. QVC is also focused on growing our private label brands in effort to drive revenue and margin at a productive scale.
Lower cost to serve. QVC is right sizing its cost base to improve profitability and cash generation. In order to lower cost to serve, QVC has enhanced the review of spending to identify cost savings opportunities and opportunities to create new operational efficiencies, through end-to-end product and process reviews and leveraging technology and process automation. Additionally, we will improve product margin through lower fulfillment costs, freight optimization and higher productivity.
Optimize the brand portfolio. Qurate Retail divested Zulily in the second quarter of 2023 consistent with its goal of optimizing the brand portfolio. Qurate Retail is exploring untapped opportunities to maximize brand value.
Build new high growth business Finally, QVC is focused on expanding in the video streaming shopping market. In order to build new high growth businesses, QVC is working to expand streaming viewership by improving the current streaming experience with enhanced video and navigation and seamless transactions. Additionally, QVC is shaping the future streaming experience with exclusive content, program and deal concepts. We are also building a next generation shopping app featuring vendors with self-made content.

During 2022, QVC commenced the first phase of Project Athens, including actions to reduce inventory and a planned workforce reduction that was completed in February 2023. QVC recorded restructuring charges of $13 million during the three months ended March 31, 2023 in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan.
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
The Company has continued to see inflationary pressures during the period including higher wages and merchandise costs consistent with inflation experienced by the global economy. If these pressures persist, inflated costs may result in certain increased costs outpacing our pricing power in the near term.
On December 18, 2021, QVC experienced a fire at its Rocky Mount fulfillment center in North Carolina. Rocky Mount was the Company’s second-largest fulfillment center, processing approximately 25% to 30% of volume for QVC-U.S., and also served as QVC-U.S.’s primary returns center for hard goods. The building was significantly damaged as a result of the fire and related smoke and did not reopen. The Company took steps to mitigate disruption to operations including diverting inbound orders, leveraging its existing fulfillment centers and supplementing these facilities with short-term leased space as needed. QVC sold the property in February 2023 and received cumulative net cash proceeds of $19 million as of December 31, 2023 of which $15 million was received during the three months ended March 31, 2023. We assessed our network footprint and are making investments to expand capacity and increase throughput as a result of the loss of the Rocky Mount fulfillment center.

Based on the provisions of QVC’s insurance policies certain fire related costs were recoverable. In June 2023, the Company agreed to a final insurance settlement with its insurance company and received all remaining proceeds related to the Rocky Mount claim. As of December 31, 2023, the Company recorded cumulative fire related costs of $439 million which included $119 million of costs that were not reimbursable by QVC’s insurance policies. As of December 31, 2023, the Company received cumulative insurance proceeds of $660 million and recorded net gains, representing the proceeds received in excess of recoverable losses recognized, of $208 million. Of the $280 million of insurance proceeds received during the year ended December 31, 2023, $210 million represents recoveries for business interruption losses. The fire related costs and gains related to insurance recoveries are included in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.
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
In December 2023, QVC entered into an agreement to sell an owned and operated property in Germany to an independent third party. This property was owned as of December 31, 2023, and is included in assets held for sale noncurrent in the condensed consolidated balance sheet. Under the terms of the agreement, QVC received net cash proceeds of $6 million related to its German facility when the sale closed in February 2024. QVC recognized a $1 million gain related to the sale during the first quarter of 2024, calculated as the difference between the aggregate consideration received and the carrying value of the property. Concurrent with the sale, the Company entered into an agreement to lease a portion of the property back over 2 years and recorded an operating lease right-of-use asset and operating lease liability of $1 million.

Results of Operations
QVC's operating results were as follows:

	Three months ended March 31,
(in millions)	2024	2023
Net revenue	$2,111	2,193
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation, amortization and Rocky Mount inventory losses shown below)	1,373	1,488
Operating	170	178
Selling, general and administrative, excluding stock-based compensation	308	316
Adjusted OIBDA (defined below)	260	211
Restructuring, penalties and fire related costs, net of recoveries (including Rocky Mount inventory losses)	—	(4)
Gains on sales of assets and sale leaseback transactions	(1)	(113)
Stock-based compensation	12	9
Depreciation	20	23
Amortization	72	66
Operating income	157	230
Other (expense) income:
Losses on financial instruments	—	(1)
Interest expense, net	(62)	(37)
Foreign currency loss	(1)	(6)
	(63)	(44)
Income before income taxes	94	186
Income tax expense	(32)	(51)
Net income	62	135
Less net income attributable to the noncontrolling interest	(11)	(13)
Net income attributable to QVC, Inc. stockholder	$51	122
Net revenue
Net revenue by segment was as follows:

	Three months ended March 31,
(in millions)	2024	2023
QxH	$1,539	1,601
QVC-International	572	592
Consolidated QVC	$2,111	2,193
QVC's consolidated net revenue decreased 3.7% for the three months ended March 31, 2024, as compared to the corresponding period in the prior year. The three month decrease in net revenue is primarily due to a 2.0% decrease in average selling price per unit ("ASP") primarily driven by QVC-International and to a lesser extent QxH, and a 1.5% decrease in units shipped driven by QxH, partially offset by QVC-International. The decrease was also related to $17 million in unfavorable foreign exchange rates. These decreases to net revenue were partially offset by a $27 million decrease in estimated product returns primarily at QxH and to a lesser extent at QVC-International.

During the three months ended March 31, 2024 and 2023, the changes in revenue and expenses were affected by changes in the exchange rates for the U.K. Pound Sterling, the Euro and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
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
The percentage change in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended March 31, 2024
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	(3.8)%	—%	(3.8)%
QVC-International	(3.4)%	(2.9)%	(0.5)%
QxH net revenue decline for the three months ended March 31, 2024 was primarily due to a 4.0% decrease in units shipped and a 0.5% decrease in ASP. These declines were partially offset by a $22 million decrease in estimated product returns. For the three months ended March 31, 2024, QxH experienced shipped sales growth in jewelry and accessories, with declines in all other categories.

QVC-International net revenue decline in constant currency for the three months ended March 31, 2024 was primarily due to a 4.7% decrease in ASP across all markets. This decrease was partially offset by a 3.9% increase in units shipped primarily driven by the U.K. and Japan partially offset by Italy. For the three months ended March 31, 2024, QVC-International experienced shipped sales growth in constant currency in home with declines in all other product categories.
Cost of goods sold (excluding depreciation, amortization and fire related costs, net)
QVC's cost of goods sold as a percentage of net revenue was 65.0% and 67.9% for the three months ended March 31, 2024 and 2023, respectively. The decrease in cost of goods sold as a percentage of revenue for the three months ended March 31, 2024 is primarily due to product margin improvement and lower warehouse costs across both segments and lower freight costs at QxH. The product margin improvement for the three months ended March 31, 2024 was driven by lower product costs and less inventory liquidation in the current period.

Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses were 8.1% of net revenue for each of the three months ended March 31, 2024 and 2023, respectively.

Selling, general and administrative expenses (excluding stock-based compensation)
QVC's selling, general, and administrative expenses (excluding stock-based compensation) include personnel, information technology, provision for doubtful accounts, production costs, and marketing and advertising expenses. Such expenses decreased $8 million and increased slightly as a percentage of net revenue for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease in expenses was driven by a $17 million decrease in consulting expenses primarily at QxH and to a lesser extent decreases in non-income related taxes and building maintenance costs and favorability from foreign exchange rates. These decreases were partially offset by a $17 million increase in marketing costs at QxH. The decrease in consulting expenses related to investments in Project Athens made in the prior year.

Restructuring, penalties and fire related costs, net of (recoveries) (including Rocky Mount inventory losses)

QVC recorded a gain of $4 million for the three months ended March 31, 2023, related to a $15 million gain on insurance proceeds received in excess of fire losses and a $13 million gain on the sale of the Rocky Mount property partially offset by $13 million of restructuring costs related to workforce reduction and $11 million of other fire related costs. Fire related costs, net included expenses directly related to the Rocky Mount fulfillment center fire net of expected and received insurance recoveries and gain on the sale of the Rocky Mount property. Expenses indirectly related to the Rocky Mount fulfillment center fire, including operational inefficiencies, were primarily included in Cost of goods sold.
Gains on sales of assets and sale leaseback transactions
QVC recorded a $1 million gain on sale for the three months ended March 31, 2024 related to the sale leaseback of a property in Germany. QVC recorded $113 million of gains on sale leaseback transactions for the three months ended March 31, 2023 related to the sale leaseback of two properties located in Germany and the U.K.

Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $12 million and $9 million of stock-based compensation expense for the three months ended March 31, 2024 and 2023, respectively. The increase in stock compensation expense for the three months ended March 31, 2024 is primarily related to new awards granted during the three months ended March 31, 2024.
Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended March 31,
(in millions)	2024	2023
Property and equipment	$20	23
Software amortization	36	26
Channel placement amortization and related expenses	20	24
Customer relationships	12	12
Other technology	4	4
Total depreciation and amortization	$92	89
For the three months ended March 31, 2024 property and equipment depreciation decreased primarily due to assets that are fully depreciated in the current period. The increase in software amortization for the three months ended March 31, 2024 is due to software additions including an enhancement to QVC’s Enterprise Resource Planning system that was placed into service in the second quarter of 2023. The decrease in channel placement amortization and related expenses for the three months ended March 31, 2024 is primarily due to adjustments recognized related to lower subscriber counts.
Interest expense, net
For the three months ended March 31, 2024, consolidated interest expense, net increased $25 million or 67.6% as compared to the corresponding period in the prior year. The increase in interest expense is primarily due to the reversal of interest expense related to the settlement of state income tax reserves during the prior year.
Foreign currency loss
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. For the three months ended March 31, 2024, the change in foreign currency loss was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.

Income taxes
Our effective tax rate was 34.0% and 27.4% for the three months ended March 31, 2024 and 2023, respectively. The 2024 rate differs from the U.S. federal income tax rate of 21% primarily due to state and foreign tax expense and permanent items. The 2023 effective tax rate differs from the U.S. federal income tax rate of 21% primarily due to state and foreign tax expense and permanent items and includes a reversal of tax expense accrued in prior periods related to the settlement of state income tax reserves, resulting in a reduction to the 2023 rate.
Adjusted Operating Income before Depreciation and Amortization (Adjusted OIBDA)
To provide investors with additional information regarding our financial statements, we disclose Adjusted OIBDA (defined below), which is a non-U.S. generally accepted accounting principles ("U.S. GAAP") measure. QVC defines Adjusted OIBDA as operating income plus depreciation and amortization, impairment losses, stock-based compensation and excluding restructuring, penalties and fire related costs, net of recoveries (including Rocky Mount inventory losses) and gains on sale of assets and sale leaseback transactions. QVC's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate the businesses and make decisions about allocating resources among the businesses. QVC believes that this is an important indicator of the operational strength and performance of the segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows QVC to view operating results, perform analytical comparisons and perform benchmarking among its businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.
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

	Three months ended March 31,
(in millions)	2024	2023
Operating income	$157	230
Depreciation and amortization	92	89
Stock-based compensation	12	9
Restructuring, penalties and fire related costs, net of (recoveries) (including Rocky Mount inventory losses) (see note 10)	—	(4)
Gains on sales of assets and sale leaseback transactions	(1)	(113)
Adjusted OIBDA	$260	211

QVC Adjusted OIBDA increased by $49 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase is comprised of a $46 million increase at QxH and a $3 million increase at QVC-International.
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
As of March 31, 2024, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and have equal priority to the senior secured credit facility. The interest on QVC's senior secured notes is payable semi-annually with the exception of the 6.375% Senior Secured Notes due 2067 and the 6.25% Senior Secured Notes due 2068, which is payable quarterly. As of March 31, 2024, the remaining outstanding 4.45% Senior Secured Notes due 2025 are classified within the current portion of long term debt as they mature in less than one year.
On February 27, 2024, QVC delivered a notice of redemption to the trustee and holders of the 4.85% Senior Secured Notes due 2024 (the "2024 Notes"). Pursuant to the notice of redemption, QVC redeemed the remaining outstanding 2024 Notes in full on March 28, 2024.
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
The senior secured notes permit QVC to make unlimited dividends or other restricted payments so long as QVC is not in default under the indentures governing the senior secured notes and QVC’s consolidated leverage ratio is not greater than 3.5 to 1.0 (the “senior secured notes leverage basket”). As of March 31, 2024, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

Senior Secured Credit Facility
On October 27, 2021, QVC entered into the Fifth Amended and Restated Credit Agreement (the "Fifth Amended and Restated Credit Agreement") with Zulily, CBI, and QVC Global Corporate Holdings, LLC (“QVC Global”), each a direct or indirect (or former, in the case of Zulily) wholly owned subsidiary of Qurate Retail, as borrowers (collectively, the “Borrowers”). The Fifth Amended and Restated Credit Agreement is a multi-currency facility providing for a $3.25 billion revolving credit facility, with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. The Fifth Amended and Restated Credit Agreement may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings bear interest at either the alternate base rate (“ABR Rate”) or a London Inter-bank Offered Rate ("LIBOR")-based rate (or the applicable non-U.S. Dollar equivalent rate) (“Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if CBI, QVC Global or any other borrower (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid may be reborrowed. The facility matures on October 27, 2026. Payment of loans may be accelerated following certain customary events of default. In connection with Qurate Retail's divestiture of Zulily (see note 1), Zulily is no longer a co-borrower in the senior secured credit facility, and Zulily repaid its outstanding borrowings under the Fifth Amended and Restated Credit Agreement using cash contributed from Qurate Retail.

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
Availability under the Fifth Amended and Restated Credit Agreement at March 31, 2024 was $1.87 billion. The interest rate on the senior secured credit facility was 6.8% and 6.3% at March 31, 2024 and 2023, respectively.
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

Summarized financial information for the year-to-date interim period and the most recent annual period was as follows:

Combined Parent-QVC, Inc. and Subsidiary Guarantors
March 31, 2024
Current assets	$1,640
Intercompany payable to non-guarantor subsidiaries	(3,403)
Note receivable - related party	1,740
Noncurrent assets	5,852
Current liabilities	1,530
Noncurrent liabilities	4,648

Combined Parent-QVC, Inc. and Subsidiary Guarantors
December 31, 2023
Current assets	$1,849
Intercompany payable to non-guarantor subsidiaries	(2,672)
Note receivable - related party	1,740
Noncurrent assets	5,888
Current liabilities	1,712
Noncurrent liabilities	4,809

Combined Parent-QVC, Inc. and Subsidiary Guarantors
Three months ended March 31, 2024
Net revenue	$1,681
Net revenue less cost of goods sold	719
Income before taxes	67
Net income	62
Net income attributable to QVC, Inc. Stockholder	51

Combined Parent-QVC, Inc. and Subsidiary Guarantors
Year ended December 31, 2023
Net revenue	$7,657
Net revenue less cost of goods sold	3,160
Loss before taxes	192
Net income	211
Net income attributable to QVC, Inc. Stockholder	159
Other Debt Related Information
QVC was in compliance with all of its debt covenants as of March 31, 2024.
There are no restrictions under the debt agreements on QVC’s ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or the Fifth Amended and Restated Credit Agreement and (i) with respect to QVC’s senior secured notes, QVC’s consolidated leverage ratio would be no greater than 3.5 to 1.0 and (ii) with respect to the Fifth Amended and Restated Credit Agreement, the consolidated net leverage basket for QVC, QVC Global and CBI, would be no greater than 4.0 to 1.0. As of March 31, 2024, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends under the senior secured notes to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.
As a result, Qurate Retail will, in many instances, be permitted to rely on QVC’s cash flow for servicing Qurate Retail’s debt. These events may increase accumulated deficit or require QVC to borrow under the Fifth Amended and Restated Credit Agreement, increasing QVC’s leverage and decreasing liquidity. QVC has made significant distributions to Qurate Retail in the past.
Additional Cash Flow Information
During the three months ended March 31, 2024, QVC's primary uses of cash were $1,132 million of principal payments of the senior secured credit facility and finance lease obligations, $423 million of principal repayment of senior secured notes, $42 million of dividends to Qurate Retail, $34 million of capital and television distribution rights expenditures and $11 million in dividend payments from the Company’s Japanese operations ("QVC-Japan") to Mitsui & Co. LTD (“Mitsui”). These uses of cash were funded primarily with $1,570 million of principal borrowings from the senior secured credit facility and $84 million of cash provided by operating activities. As of March 31, 2024, QVC's cash, cash equivalents and restricted cash balance was $326 million.
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
The change in cash provided by operating activities for the three months ended March 31, 2024 compared to the previous year was primarily due to changes in working capital and lower net income. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

As of March 31, 2024, $192 million of the $326 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 68% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
Other
QVC’s material cash requirements for 2024, outside of normal operating expenses, include the costs to service outstanding debt, expenditures for affiliation agreements with television providers, and capital expenditures. Capital expenditures are expected to be between $200 and $215 million, including $32 million already expended for the three months ended March 31, 2024. The Company also may make dividend payments to Qurate Retail. Refer to the off-balance sheet arrangements and aggregate contractual obligations table below for a summary of other material cash requirements as of March 31, 2024. The Company expects that cash on hand and cash provided by operating activities in future periods and outstanding borrowing capacity will be sufficient to fund projected uses of cash.
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
Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of cash requirements, both accrued and off-balance sheet, under our contractual obligations as of March 31, 2024 is summarized below:

	Payments due by period
(in millions)	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
Long-term debt (1)	$—	586	1,295	575	500	1,425	4,381
Interest payments (2)	162	240	212	121	107	2,195	3,037
Finance lease obligations (including imputed interest)	1	1	—	—	—	—	2
Operating lease obligations	72	85	83	83	84	786	1,193
(1) Amounts exclude Finance lease obligations and the issue discounts on the 4.45%, 5.45% and 5.95% senior secured notes.
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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at March 31, 2024:

(in millions, except percentages)	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	586	—	575	500	1,425	3,086	2,347
Weighted average interest rate on fixed rate debt	—%	4.5%	—%	4.8%	4.4%	6.0%	5.2%	N/A
Variable rate debt	$—	—	1,295	—	—	—	1,295	1,295
Average interest rate on variable rate debt	—%	—%	6.8%	—%	—%	—%	6.8%	N/A
(1) Amounts exclude finance lease obligations and the issue discounts on the 4.45%, 5.45% and 5.95% senior secured notes.
N/A - Not applicable.
Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three months ended March 31, 2024 would have been impacted by approximately $1 million for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The Fifth Amended and Restated Credit Agreement provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of March 31, 2024, no borrowings in foreign currencies were outstanding.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
QVC, Inc.

Date: May 8, 2024	By:/s/ DAVID L. RAWLINSON II
David L. Rawlinson II
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2024	By:/s/ BILL WAFFORD
Bill Wafford
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)