Form 10-Q
period 2024-06-30
QVC INC
filed 2024-08-08
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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

QVC, Inc.
2024 QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(in millions, except share amounts)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$315	307
Restricted cash	15	15
Accounts receivable, less allowance for credit losses of $84 at June 30, 2024 and $101 at December 31, 2023	884	1,295
Inventories	950	860
Prepaid expenses and other current assets	152	162
Total current assets	2,316	2,639
Property and equipment, net of accumulated depreciation of $915 at June 30, 2024 and $908 at December 31, 2023	398	427
Operating lease right-of-use assets (note 5)	495	510
Television distribution rights, net (note 2)	61	83
Goodwill (note 3)	3,113	3,151
Other intangible assets, net (note 3)	3,070	3,111
Note receivable - related party (note 1)	1,740	1,740
Other noncurrent assets	48	54
Assets held for sale noncurrent (note 5)	—	5
Total assets	$11,241	11,720
Liabilities and equity
Current liabilities:
Current portion of debt and finance lease obligations (note 4)	$586	424
Accounts payable-trade	694	838
Accrued liabilities	739	938
Other current liabilities	49	51
Total current liabilities	2,068	2,251
Long-term portion of debt and finance lease obligations (note 4)	3,695	3,911
Deferred income taxes (note 6)	557	621
Long-term operating lease liabilities	483	488
Other long-term liabilities	106	112
Total liabilities	6,909	7,383
Commitments and contingencies (note 7)
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	10,913	10,901
Accumulated deficit	(6,307)	(6,361)
Accumulated other comprehensive loss	(353)	(290)
Total QVC, Inc. stockholder's equity	4,253	4,250
Noncontrolling interest	79	87
Total equity	4,332	4,337
Total liabilities and equity	$11,241	11,720

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Net revenue	$2,134	2,224	4,245	4,417
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,374	1,456	2,747	2,944
Operating	167	177	337	355
Selling, general and administrative, including stock-based compensation	324	340	644	665
Depreciation	19	22	39	45
Amortization	69	72	141	138
Restructuring, penalties and fire related costs, net of (recoveries) (note 10)	18	(211)	18	(215)
Gains on sales of assets and sale leaseback transactions	—	(6)	(1)	(119)
	1,971	1,850	3,925	3,813
Operating income	163	374	320	604
Other (expense) income:
Losses on financial instruments	—	—	—	(1)
Interest expense, net	(67)	(67)	(129)	(104)
Foreign currency gain (loss)	1	(3)	—	(9)
Gain on extinguishment of debt	—	10	—	10
	(66)	(60)	(129)	(104)
Income before income taxes	97	314	191	500
Income tax expense	(31)	(88)	(63)	(139)
Net income	66	226	128	361
Less net income attributable to the noncontrolling interest	(13)	(13)	(24)	(26)
Net income attributable to QVC, Inc. stockholder	$53	213	104	335

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Net income	$66	226	128	361
Foreign currency translation adjustments, net of tax	(29)	(24)	(73)	(4)
Total comprehensive income	37	202	55	357
Comprehensive income attributable to noncontrolling interest	(9)	(6)	(14)	(18)
Comprehensive income attributable to QVC, Inc. stockholder	$28	196	41	339

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
(in millions)	2024	2023
Operating activities:
Net income	$128	361
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(2)	53
Foreign currency loss	—	9
Depreciation	39	45
Amortization	141	138
Change in fair value of financial instruments and noncash interest	(1)	1
Other charges, net	45	(7)
Gain on extinguishment of debt	—	(10)
Stock-based compensation	14	20
Gains on sales of assets and sale leaseback transactions	(1)	(119)
Gain on insurance proceeds, net of fire related costs	—	(228)
Insurance proceeds received for operating expenses and business interruption losses	—	226
Change in operating assets and liabilities
Decrease in accounts receivable	394	400
(Increase) decrease in inventories	(96)	108
Decrease in prepaid expenses and other current assets	13	13
Decrease in accounts payable-trade	(134)	(213)
Decrease in accrued liabilities and other	(292)	(206)
Net cash provided by operating activities	248	591
Investing activities:
Capital expenditures	(81)	(79)
Expenditures for television distribution rights	(13)	(107)
Insurance proceeds received for fixed asset loss	—	54
Proceeds from derivative instruments	—	167
Payments for derivative instruments	—	(179)
Changes in other noncurrent assets	(3)	(1)
Proceeds from sale of fixed assets	6	200
Net cash (used in) provided by investing activities	(91)	55
Financing activities:
Principal payments of debt and finance lease obligations	(1,292)	(515)
Principal borrowings of debt from senior secured credit facility	1,660	887
Principal repayment of senior secured notes	(423)	(396)
Dividends paid to Qurate Retail, Inc.	(50)	(300)
Dividends paid to noncontrolling interest	(22)	(24)
Withholding taxes on net share settlements of stock-based compensation	(1)	—
Net cash used in financing activities	(128)	(348)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(21)	(7)
Net increase in cash, cash equivalents and restricted cash	8	291
Cash, cash equivalents and restricted cash, beginning of period	322	367
Cash, cash equivalents and restricted cash, end of period	$330	658

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2022	1	$—	10,869	(6,080)	(312)	95	4,572
Net income	—	—	—	335	—	26	361
Foreign currency translation adjustments, net of tax	—	—	—	—	4	(8)	(4)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(300)	—	(24)	(324)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(5)	—	—	(5)
Stock-based compensation	—	—	17	—	—	—	17
Balance, June 30, 2023	1	$—	10,886	(6,050)	(308)	89	4,617

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, March 31, 2023	1	$—	10,821	(6,161)	(291)	95	4,464
Net income	—	—	—	213	—	13	226
Foreign currency translation adjustments, net of tax	—	—	—	—	(17)	(7)	(24)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(101)	—	(12)	(113)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	8	—	—	—	8
Common control transaction with Qurate Retail, Inc.	—	—	57	—	—	—	57
Balance, June 30, 2023	1	$—	10,886	(6,050)	(308)	89	4,617

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2023	1	$—	10,901	(6,361)	(290)	87	4,337
Net income	—	—	—	104	—	24	128
Foreign currency translation adjustments, net of tax	—	—	—	—	(63)	(10)	(73)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(50)	—	(22)	(72)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	1	—	—	—	1
Withholding taxes on net share settlements of stock-based compensation	—	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	12	—	—	—	12
Balance, June 30, 2024	1	$—	10,913	(6,307)	(353)	79	4,332

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, March 31, 2024	1	$—	10,908	(6,352)	(328)	81	4,309
Net income	—	—	—	53	—	13	66
Foreign currency translation adjustments, net of tax	—	—	—	—	(25)	(4)	(29)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(8)	—	(11)	(19)
Stock-based compensation	—	—	5	—	—	—	5
Balance, June 30, 2024	1	$—	10,913	(6,307)	(353)	79	4,332

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
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co. LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. QVC-Japan paid dividends to Mitsui of $22 million and $24 million during the six months ended June 30, 2024 and 2023, respectively.
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
During the six months ended June 30, 2023, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. Prior to Qurate Retail's divestiture of Zulily, QVC allocated expenses of $3 million to Zulily and Zulily allocated expenses of $2 million to QVC for the six months ended June 30, 2023.
During each of the six months ended June 30, 2024 and 2023, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $14 million and $13 million to CBI for the six months ended June 30, 2024 and 2023, respectively. CBI allocated expenses of $1 million to QVC for each of the six months ended June 30, 2024 and 2023.
On December 30, 2020, the Company and Liberty Interactive LLC ("LIC") completed an internal realignment of the Company's global finance structure that resulted in a common control transaction with Qurate Retail. As part of the common control transaction, LIC issued a promissory note (“LIC Note”) to a subsidiary of the Company with an initial face amount of $1.8 billion, a stated interest rate of 0.48% and a maturity of December 29, 2029. Interest on the LIC Note is paid annually. QVC recorded $4 million of related party interest income for each of the six months ended June 30, 2024 and 2023, included in interest expense, net in the condensed consolidated statement of operations.

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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates include, but are not limited to, sales returns, uncollectible receivables, inventory obsolescence, depreciable lives of fixed assets and internally developed software, valuation of acquired intangible assets and goodwill and income taxes.

(2) Television Distribution Rights, Net
Television distribution rights consisted of the following:

(in millions)	June 30, 2024	December 31, 2023
Television distribution rights	$547	592
Less accumulated amortization	(486)	(509)
Television distribution rights, net	$61	83
The Company recorded amortization expense of $21 million and $26 million for the three months ended June 30, 2024 and 2023, respectively, related to television distribution rights. For the six months ended June 30, 2024 and 2023, amortization expense for television distribution rights was $41 million and $50 million, respectively.
As of June 30, 2024, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2024	$37
2025	21
2026	3
2027	—
2028	—

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(3) Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2024 were as follows:

(in millions)	QxH	QVC-International	Total
Balance as of December 31, 2023	$2,366	785	3,151
Exchange rate fluctuations	—	(38)	(38)
Balance as of June 30, 2024	$2,366	747	3,113
Other intangible assets consisted of the following:

	June 30, 2024			December 31, 2023
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$1,087	(835)	252	1,052	(784)	268
Affiliate and customer relationships	2,819	(2,702)	117	2,825	(2,684)	141
Debt origination fees	9	(6)	3	9	(5)	4
Trademarks (indefinite life)	2,698	—	2,698	2,698	—	2,698
	$6,613	(3,543)	3,070	6,584	(3,473)	3,111
The Company recorded amortization expense of $48 million and $46 million for the three months ended June 30, 2024 and 2023, respectively, related to other intangible assets. For the six months ended June 30, 2024 and 2023, amortization expense for other intangible assets was $100 million and $88 million, respectively.
As of June 30, 2024, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2024	$99
2025	155
2026	105
2027	13
2028	—

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

(4) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following:

(in millions)	June 30, 2024	December 31, 2023
4.85% Senior Secured Notes due 2024, net of original issue discount	—	423
4.45% Senior Secured Notes due 2025, net of original issue discount	585	585
4.75% Senior Secured Notes due 2027	575	575
4.375% Senior Secured Notes due 2028	500	500
5.45% Senior Secured Notes due 2034, net of original issue discount	400	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
6.375% Senior Secured Notes due 2067	225	225
6.25% Senior Secured Notes due 2068	500	500
Senior secured credit facility	1,225	857
Finance lease obligations	1	2
Less debt issuance costs, net	(30)	(31)
Total debt and finance lease obligations	4,281	4,335
Less current portion	(586)	(424)
Long-term portion of debt and finance lease obligations	$3,695	3,911
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
During the second quarter of 2023, QVC purchased $177 million of the outstanding 4.85% Senior Secured Notes due 2024 (the "2024 Notes") and $15 million of the outstanding 4.45% Senior Secured Notes due 2025 (the "2025 Notes"). As a result of the repurchases, QVC recorded a gain on extinguishment of debt in the condensed consolidated statements of operations of $10 million for the three and six months ended June 30, 2023. On February 27, 2024, QVC delivered a notice of redemption to the trustee and holders of the 2024 Notes. Pursuant to the notice of redemption, QVC redeemed the remaining outstanding 2024 Notes in full on March 28, 2024. As of June 30, 2024, the remaining outstanding 2025 Notes are classified within the current portion of long term debt as they mature in less than one year.
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

In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the senior secured credit facility plus any additional amount it expects to repay on behalf of CBI. There were no borrowings by CBI outstanding on the Fifth Amended and Restated Credit Agreement as of June 30, 2024 and December 31, 2023.
Prior to the removal of Zulily as a co-borrower, QVC recorded a liability for amounts it expected to repay on behalf of Zulily as part of a common control transaction with Qurate Retail. Upon repayment of Zulily's outstanding borrowings, QVC removed a $57 million liability for Zulily's borrowings during the three months ended June 30, 2023, which was treated as additional paid in capital in the condensed consolidated statement of equity.
Availability under the Fifth Amended and Restated Credit Agreement at June 30, 2024 was $1.86 billion. The interest rate on the senior secured credit facility was 6.9% and 6.6% at June 30, 2024 and 2023, respectively.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Other Debt Related Information
There are no restrictions under the debt agreements on QVC's ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or the Fifth Amended and Restated Credit Agreement and (i) with respect to QVC’s senior secured notes, QVC's consolidated leverage ratio would be no greater than 3.5 to 1.0 (“senior secured notes leverage basket”) and (ii) with respect to the Fifth Amended and Restated Credit Agreement, the consolidated net leverage ratio for QVC, QVC Global and CBI, would be no greater than 4.0 to 1.0. As of June 30, 2024, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends under the senior secured notes to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement (the “Tax Agreement”) in respect of certain tax obligations of QVC and its subsidiaries.
The weighted average interest rate applicable to all of the outstanding debt (excluding finance leases) prior to amortization of bond discounts and related debt issuance costs was 5.7% and 5.6% as of June 30, 2024 and 2023, respectively.

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
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
For the three months ended June 30, 2024 and 2023, the Company recorded a tax provision of $31 million and $88 million, respectively, which represented an effective tax rate of 32.0% and 28.0%, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded a tax provision of $63 million and $139 million, respectively, which represented an effective tax rate of 33.0% and 27.8%, respectively. The 2024 effective tax rate differs from the U.S. federal income tax rate of 21% primarily due to state and foreign tax expense and permanent items. The 2023 effective tax rate differs from the U.S. federal income tax rate of 21% primarily due to state and foreign tax expense and permanent items and includes a reversal of tax expense accrued in prior periods related to the settlement of state income tax reserves, resulting in a reduction to the rate.

The Company participates in a consolidated federal return filing with Qurate Retail. As of June 30, 2024, the Internal Revenue Service ("IRS") has completed its examination of the Company's tax years through 2021. The Company's 2022, 2023 and 2024 tax years are being examined currently as part of the Qurate Retail consolidated return under the IRS's Compliance Assurance Process program. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of June 30, 2024, the Company was under examination in Colorado, Idaho, Massachusetts, Minnesota, Pennsylvania, South Carolina, Texas, Wisconsin, Utah, New York City and Germany.

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
The amounts of the tax-related payable due to Qurate Retail as of June 30, 2024 and December 31, 2023 were $55 million and $59 million, respectively, and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.

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
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at June 30, 2024 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$60	60	—	—
Current liabilities:
Debt (note 4)	576	—	576	—
Long-term liabilities:
Debt (note 4)	2,859	367	2,492	—

		Fair value measurements at December 31, 2023 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$41	41	—	—
Current liabilities:
Debt (note 4)	420	—	420	—
Long-term liabilities:
Debt (note 4)	2,950	328	2,622	—
Foreign Currency Forward Contracts
On October 31, 2022, the Company entered into foreign currency forward contracts with an aggregate notional amount of $167 million to mitigate the foreign currency risk associated with the sale and leaseback of the Germany and U.K. properties. The forwards did not qualify as a cash flow hedge under U.S. GAAP. Changes in the fair value of the forwards are reflected in losses on financial instruments in the condensed consolidated statements of operations. The contract expired in January 2023 which resulted in a net cash settlement of $12 million.

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
For the three and six months ended June 30, 2024 and 2023, QVC identified QxH and QVC-International as its two reportable segments. Both operating segments are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the Internet and mobile applications in certain markets.
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
Disaggregated revenue by segment and product category consisted of the following:

	Three months ended June 30, 2024			Six months ended June 30, 2024
(in millions)	QxH	QVC-International	Total	QxH	QVC-International	Total
Home	$596	221	817	1,185	458	1,643
Apparel	328	105	433	610	213	823
Beauty	239	141	380	478	270	748
Accessories	212	53	265	413	101	514
Jewelry	73	39	112	153	72	225
Electronics	73	16	89	181	31	212
Other revenue	37	1	38	77	3	80
Total net revenue	$1,558	576	2,134	3,097	1,148	4,245

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

	Three months ended June 30, 2023			Six months ended June 30, 2023
(in millions)	QxH	QVC-International	Total	QxH	QVC-International	Total
Home	$602	244	846	1,237	481	1,718
Apparel	340	111	451	635	224	859
Beauty	264	143	407	510	276	786
Accessories	223	56	279	415	107	522
Jewelry	65	35	100	142	74	216
Electronics	82	15	97	192	32	224
Other revenue	42	2	44	88	4	92
Total net revenue	$1,618	606	2,224	3,219	1,198	4,417
Adjusted OIBDA is summarized as follows:

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QxH	$1,558	194	1,618	185	3,097	379	3,219	324
QVC-International	576	77	606	77	1,148	152	1,198	149
Consolidated QVC	$2,134	271	2,224	262	4,245	531	4,417	473
Other information

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QxH	$13	63	14	67	27	130	29	130
QVC-International	6	6	8	5	12	11	16	8
Consolidated QVC	$19	69	22	72	39	141	45	138

	June 30, 2024
(in millions)	Total assets	Capital expenditures	Property and equipment, net
QxH	$9,493	61	252
QVC-International	1,748	20	146
Consolidated QVC	$11,241	81	398

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
The following table provides a reconciliation of Adjusted OIBDA to operating income and income before income taxes:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Adjusted OIBDA	$271	262	531	473
Gains on sales of assets and sale leaseback transactions	—	6	1	119
Restructuring, penalties and fire related (costs), net of recoveries (including Rocky Mount inventory losses)	(18)	211	(18)	215
Stock-based compensation	(2)	(11)	(14)	(20)
Depreciation and amortization	(88)	(94)	(180)	(183)
Operating income	163	374	320	604
Losses on financial instruments	—	—	—	(1)
Interest expense, net	(67)	(67)	(129)	(104)
Foreign currency gain (loss)	1	(3)	—	(9)
Gain on extinguishment of debt	—	10	—	10
Income before income taxes	$97	314	191	500

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

In June 2023, the Company agreed to a final insurance settlement with its insurance company and received all remaining proceeds related to the Rocky Mount claim. During the three and six months ended June 30, 2023, the Company received $225 million and $280 million of insurance proceeds, of which $210 million represented recoveries for business interruption losses. During the three and six months ended June 30, 2023, the Company recorded $16 million and $27 million of fire related costs, respectively, and recognized net gains of $209 million and $213 million, respectively, representing proceeds received in excess of recoverable losses in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.
In February 2023, QVC sold the Rocky Mount fulfillment center to an independent third party and received cash proceeds of $2 million and $17 million during the three and six months ended June 30, 2023, respectively. QVC recognized gains on the sale of $2 million and $15 million during the three and six months ended June 30, 2023, respectively, calculated as the difference between the aggregate consideration received and the carrying value of the property. The gain is included in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
Restructuring
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
During 2022, QVC commenced the first phase of Project Athens, including actions to reduce inventory and a planned workforce reduction that was completed in February 2023. QVC recorded restructuring charges of $13 million during the six months ended June 30, 2023 in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan.
During the second quarter of 2024, QVC entered into an agreement and announced a plan to shift its global operating model for information technology services to a managed services model. As a result, during the three and six months ended June 30, 2024 QVC recorded restructuring charges of $18 million in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

(11) Subsequent Events

QVC declared and paid dividends to Qurate Retail in the amount of $33 million from July 1, 2024 to August 8, 2024.

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
Rigorously execute core processes. QVC is enhancing its core processes to deliver the human story telling experience behind a product while also sharing a clear and compelling value proposition. In order to rigorously execute core processes, QVC continues to optimize pricing and assortment by investing in enhanced Information Technology ("IT") systems that support real-time pricing and promotion adjustments at an item level. QVC is also focused on growing our private label brands in effort to drive revenue and margin at a productive scale.
Lower cost to serve. QVC is right sizing its cost base to improve profitability and cash generation. In order to lower cost to serve, QVC has enhanced the review of spending to identify cost savings opportunities and opportunities to create new operational efficiencies, through end-to-end product and process reviews and leveraging technology and process automation. Additionally, we have improved product margin through lower fulfillment costs, freight optimization and higher productivity.
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

During 2022, QVC commenced the first phase of Project Athens, including actions to reduce inventory and a planned workforce reduction that was completed in February 2023. QVC recorded restructuring charges of $13 million during the six months ended June 30, 2023 in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan.
During the second quarter of 2024, QVC entered into an agreement and announced a plan to shift its global operating model for IT services to a managed services model. As a result, during the three and six months ended June 30, 2024 QVC recorded restructuring charges of $18 million in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.
Trends
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
Due to a goodwill impairment related to the QxH reporting unit during the fourth quarter of 2023, the fair value of goodwill does not significantly exceed its carrying value. The Company will continue to monitor its current business performance versus the current and updated long-term forecasts, among other relevant considerations, to determine if the carrying value of its assets (including Goodwill) is appropriate. Future outlook declines in revenue, cash flows, or other factors could result in a sustained decrease in fair value that may result in a determination that carrying value adjustments are required, which could be material.
Fire at Rocky Mount Fulfillment Center
On December 18, 2021, QVC experienced a fire at its Rocky Mount fulfillment center in North Carolina. Rocky Mount was the Company’s second-largest fulfillment center, processing approximately 25% to 30% of volume for QVC-U.S., and also served as QVC-U.S.’s primary returns center for hard goods. The building was significantly damaged as a result of the fire and related smoke and did not reopen. The Company took steps to mitigate disruption to operations including diverting inbound orders, leveraging its existing fulfillment centers and supplementing these facilities with short-term leased space as needed. QVC sold the property in February 2023 and received cash proceeds of $2 million and $17 million during the three and six months ended June 30, 2023, respectively and recognized gains on the sale of $2 million and $15 million during the three and six months ended June 30, 2023, respectively. We assessed our network footprint and are making investments to expand capacity and increase throughput as a result of the loss of the Rocky Mount fulfillment center.
Based on the provisions of QVC’s insurance policies certain fire related costs were recoverable. In June 2023, the Company agreed to a final insurance settlement with its insurance company and received all remaining proceeds related to the Rocky Mount claim. During the three and six months ended June 30, 2023, the Company received $225 million and $280 million of insurance proceeds, of which $210 million represented recoveries for business interruption losses. During the three and six months ended June 30, 2023, the Company recorded $16 million and $27 million of fire related costs, respectively, and recognized net gains of $209 million and $213 million, respectively, representing proceeds received in excess of recoverable losses in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.
Sale Leaseback Transactions
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

Results of Operations
QVC's operating results were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Net revenue	$2,134	2,224	4,245	4,417
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation, amortization and Rocky Mount inventory losses shown below)	1,374	1,456	2,747	2,944
Operating	167	177	337	355
Selling, general and administrative, excluding stock-based compensation	322	329	630	645
Adjusted OIBDA (defined below)	271	262	531	473
Restructuring, penalties and fire related costs, net of (recoveries) (including Rocky Mount inventory losses)	18	(211)	18	(215)
Gains on sales of assets and sale leaseback transactions	—	(6)	(1)	(119)
Stock-based compensation	2	11	14	20
Depreciation	19	22	39	45
Amortization	69	72	141	138
Operating income	163	374	320	604
Other (expense) income:
Losses on financial instruments	—	—	—	(1)
Interest expense, net	(67)	(67)	(129)	(104)
Foreign currency gain (loss)	1	(3)	—	(9)
Gain on extinguishment of debt	—	10	—	10
	(66)	(60)	(129)	(104)
Income before income taxes	97	314	191	500
Income tax expense	(31)	(88)	(63)	(139)
Net income	66	226	128	361
Less net income attributable to the noncontrolling interest	(13)	(13)	(24)	(26)
Net income attributable to QVC, Inc. stockholder	$53	213	104	335

Net revenue
Net revenue by segment was as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
QxH	$1,558	1,618	3,097	3,219
QVC-International	576	606	1,148	1,198
Consolidated QVC	$2,134	2,224	4,245	4,417
QVC's consolidated net revenue decreased 4.0% and 3.9% for the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in the prior year. The three month decrease in net revenue is primarily due to a 2.4% decrease in units shipped primarily at QxH, partially offset by an increase in units shipped at QVC-International. The decrease was also driven by $31 million in unfavorable foreign exchange rates and a $10 million decrease in shipping and handling revenue primarily at QxH. These decreases were partially offset by a 0.6% increase in average selling price per unit ("ASP") driven by QxH, partially offset by a decrease in ASP at QVC-International. The six month decrease in net revenue is primarily due to a 2.0% decrease in units shipped primarily at QxH, partially offset by an increase in units shipped at QVC-International. The decrease was also driven by $48 million in unfavorable foreign exchange rates and a 0.7% decrease in ASP primarily at QVC-International, partially offset by an increase in ASP at QxH. These decreases to net revenue were partially offset by a $30 million decrease in estimated product returns at QxH.
During the three and six months ended June 30, 2024 and 2023, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
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
The percentage change in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended June 30, 2024			Six months ended June 30, 2024
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	(3.7)%	—%	(3.7)%	(3.8)%	—%	(3.8)%
QVC-International	(5.0)%	(5.0)%	—%	(4.2)%	(4.0)%	(0.2)%
QxH's net revenue decline for the three months ended June 30, 2024 was primarily due to a 5.2% decrease in units shipped and a $9 million decrease in shipping and handling revenue. These declines were partially offset by a 2.4% increase in ASP. For the three months ended June 30, 2024, QxH experienced shipped sales growth in jewelry with declines across all other categories. For the six months ended June 30, 2024, QxH net revenue decreased due to a 4.6% decrease in units shipped. This decline was partially offset by a 0.9% increase in ASP and a $30 million decrease in estimated product returns. For the six months ended June 30, 2024, QxH experienced shipped sales growth in jewelry with declines across all other categories.

QVC-International's net revenue was flat in constant currency for the three months ended June 30, 2024 primarily due to a 3.7% increase in units shipped across all markets except Italy offset by a 2.6% decrease in ASP across all markets. For the three months ended June 30, 2024, QVC-International experienced shipped sales growth in constant currency in jewelry, beauty and electronics with declines across all other product categories except apparel which remained flat. QVC-International's net revenue decline in constant currency for the six months ended June 30, 2024 was primarily due to a 3.6% decrease in ASP across all markets. These declines were partially offset by a 3.8% increase in units shipped across all markets except Italy. For the six months ended June 30, 2024, QVC-International experienced shipped sales growth in constant currency across beauty, jewelry and electronics with declines in all other categories.

Cost of goods sold (excluding depreciation, amortization and fire related costs, net)
QVC's cost of goods sold as a percentage of net revenue was 64.4% and 64.7% for the three and six months ended June 30, 2024, respectively, compared to 65.5% and 66.7% for the three and six months ended June 30, 2023, respectively. The decrease in cost of goods sold as a percentage of revenue for the three and six months ended June 30, 2024 is primarily due to product margin favorability across both segments and lower freight costs at QxH, partially offset by higher freight costs at QVC-International. The product margin favorability for the three and six months ended June 30, 2024 was driven by the net impact of merchandising efforts including cost reduction and pricing actions, as well as mix within product categories and less inventory liquidation in the current period at QxH.
Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses were 7.8% and 7.9% of net revenue for the three and six months ended June 30, 2024, respectively, and were 8.0% for each of the three and six months ended June 30, 2023. For the three and six months ended June 30, 2024, the decreases in operating expenses as a percent of sales are driven by lower commissions expense at QxH.
Selling, general and administrative expenses (excluding stock-based compensation)
QVC's selling, general, and administrative expenses (excluding stock-based compensation) include personnel, IT, marketing and advertising expenses, production costs and provision for doubtful accounts. Such expenses decreased $7 million for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023 and increased as a percentage of net revenue from 14.8% to 15.1%. Selling, general, and administrative expenses decreased $15 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023 and increased as a percentage of net revenue from 14.6% to 14.8%.
For the three months ended June 30, 2024, the decrease was primarily due to an $11 million decrease in consulting expenses primarily at QxH and $4 million of favorability from foreign exchange rates. These decreases were partially offset by an $8 million increase in marketing costs, mainly at QxH. For the six months ended June 30, 2024, the decrease was primarily driven by a $28 million decrease in consulting expenses primarily at QxH and $6 million of favorability from foreign exchange rates. These decreases were partially offset by a $25 million increase in marketing costs at QxH. The decrease in consulting expenses for the three and six months ended June 30, 2024 related to investments in Project Athens made in the prior year.
Restructuring, penalties and fire related costs, net of (recoveries) (including Rocky Mount inventory losses)
QVC recorded restructuring costs of $18 million for the three and six months ended June 30, 2024 related to the shift in its IT operating model. QVC recorded a gain of $211 million and $215 million for the three and six months ended June 30, 2023, respectively, in restructuring, penalties and fire related costs, net of recoveries. For the three months ended June 30, 2023, the gain primarily related to a $225 million gain on insurance proceeds received in excess of fire losses partially offset by $16 million of other fire related costs. For the six months ended June 30, 2023, the gain related to a $240 million gain on insurance proceeds received in excess of fire losses and a $15 million gain on the sale of the Rocky Mount property, partially offset by $27 million of other fire related costs and $13 million of restructuring costs related to workforce reduction.
Gains on sales of assets and sale leaseback transactions
QVC recorded a $1 million gain on sale of assets and sale leaseback transactions for the six months ended June 30, 2024 related to the sale leaseback of a property in Germany. QVC recorded $6 million and $119 million of gains on sales of assets and sale leaseback transactions for the three and six months ended June 30, 2023, respectively. The $6 million gain for the three months ended June 30, 2023 is primarily related to the sale of a channel positioning right. The $119 million gain for the six months ended June 30, 2023 is primarily related to the sale leaseback of two properties located in Germany and the U.K.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $2 million and $14 million of stock-based compensation expense for the three and six months ended June 30, 2024, respectively, and recorded $11 million and $20 million of stock-based compensation expense for the three and six months ended June 30, 2023, respectively. The decrease in stock-based compensation expense for the three and six months ended June 30, 2024 is primarily related to changes in the market price of Qurate Retail’s Series A common stock.

Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Property and equipment	19	22	39	45
Software amortization	33	31	69	57
Channel placement amortization and related expenses	21	26	41	50
Customer relationships	11	11	23	23
Other technology	4	4	8	8
Total depreciation and amortization	$88	94	180	183
For the three and six months ended June 30, 2024, property and equipment depreciation decreased primarily due to assets that are fully depreciated in the current period. The increase in software amortization for the six months ended June 30, 2024 is due to software additions including an enhancement to QVC’s Enterprise Resource Planning system that was placed into service in the second quarter of 2023. The decrease in channel placement amortization and related expenses for the three and six months ended June 30, 2024 is primarily due to lower subscriber counts.
Interest expense, net
For the three months ended June 30, 2024, there was no change in consolidated interest expense as compared to the corresponding period in the prior year. For the six months ended June 30, 2024, consolidated interest expense, net increased $25 million as compared to the corresponding period in the prior year primarily due to the reversal of interest expense related to the settlement of state income tax reserves during the prior year.
Foreign currency gain (loss)
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. For the three and six months ended June 30, 2024, the change in foreign currency gain (loss) was also due to variances in interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.
Gain on extinguishment of debt
For the three and six months ended June 30, 2023, QVC recorded a gain on extinguishment of debt of $10 million related to the repurchase of the 2024 Notes and 2025 Notes (each defined below).
Income taxes
Our effective tax rate was 32.0% and 33.0% for the three and six months ended June 30, 2024, respectively, compared to an effective tax rate of 28.0% and 27.8% for the three and six months ended June 30, 2023, respectively. The 2024 rate differs from the U.S. federal income tax rate of 21% primarily due to state and foreign tax expense and permanent items. The 2023 effective tax rate differs from the U.S. federal income tax rate of 21% primarily due to state and foreign tax expense and permanent items and includes a reversal of tax expense accrued in prior periods related to the settlement of state income tax reserves, resulting in a reduction to the 2023 rate.

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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Operating income	$163	374	320	604
Depreciation and amortization	88	94	180	183
Stock-based compensation	2	11	14	20
Restructuring, penalties and fire related costs, net of (recoveries) (including Rocky Mount inventory losses) (see note 10)	18	(211)	18	(215)
Gains on sales of assets and sale leaseback transactions	—	(6)	(1)	(119)
Adjusted OIBDA	$271	262	531	473

QVC Adjusted OIBDA increased by $9 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase is comprised of a $9 million increase at QxH.
QVC Adjusted OIBDA increased by $58 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase is comprised of a $55 million increase at QxH and a $3 million increase at QVC-International.
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
As of June 30, 2024, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.

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
During the second quarter of 2023, QVC purchased $177 million of the outstanding 4.85% Senior Secured Notes due 2024 (the "2024 Notes") and $15 million of the outstanding 4.45% Senior Secured Notes due 2025 (the "2025 Notes"). As a result of the repurchases, QVC recorded a gain on extinguishment of debt in the condensed consolidated statements of operations of $10 million for the three and six months ended June 30, 2023. On February 27, 2024, QVC delivered a notice of redemption to the trustee and holders of the 2024 Notes. Pursuant to the notice of redemption, QVC redeemed the remaining outstanding 2024 Notes in full on March 28, 2024. As of June 30, 2024, the remaining outstanding 2025 Notes are classified within the current portion of long term debt as they mature in less than one year.
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
The senior secured notes permit QVC to make unlimited dividends or other restricted payments so long as QVC is not in default under the indentures governing the senior secured notes and QVC’s consolidated leverage ratio is not greater than 3.5 to 1.0 (the “senior secured notes leverage basket”). As of June 30, 2024, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.
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

Availability under the Fifth Amended and Restated Credit Agreement at June 30, 2024 was $1.86 billion. The interest rate on the senior secured credit facility was 6.9% and 6.6% at June 30, 2024 and 2023, respectively.
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

Summarized financial information for the year-to-date interim period and the most recent annual period was as follows:

Combined Parent-QVC, Inc. and Subsidiary Guarantors
June 30, 2024
Current assets	$1,594
Intercompany payable to non-guarantor subsidiaries	(3,375)
Note receivable - related party	1,740
Noncurrent assets	5,819
Current liabilities	1,528
Noncurrent liabilities	4,509

Combined Parent-QVC, Inc. and Subsidiary Guarantors
December 31, 2023
Current assets	$1,849
Intercompany payable to non-guarantor subsidiaries	(2,672)
Note receivable - related party	1,740
Noncurrent assets	5,888
Current liabilities	1,712
Noncurrent liabilities	4,809

Combined Parent-QVC, Inc. and Subsidiary Guarantors
Six months ended June 30, 2024
Net revenue	$3,383
Net revenue less cost of goods sold	1,460
Income before taxes	135
Net income	128
Net income attributable to QVC, Inc. Stockholder	104

Combined Parent-QVC, Inc. and Subsidiary Guarantors
Year ended December 31, 2023
Net revenue	$7,657
Net revenue less cost of goods sold	3,160
Income before taxes	192
Net income	211
Net income attributable to QVC, Inc. Stockholder	159
Other Debt Related Information
QVC was in compliance with all of its debt covenants as of June 30, 2024.

There are no restrictions under the debt agreements on QVC’s ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or the Fifth Amended and Restated Credit Agreement and (i) with respect to QVC’s senior secured notes, QVC’s consolidated leverage ratio would be no greater than 3.5 to 1.0 and (ii) with respect to the Fifth Amended and Restated Credit Agreement, the consolidated net leverage basket for QVC, QVC Global and CBI, would be no greater than 4.0 to 1.0. As of June 30, 2024, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends under the senior secured notes to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.
As a result, Qurate Retail will, in many instances, be permitted to rely on QVC’s cash flow for servicing Qurate Retail’s debt. These events may increase accumulated deficit or require QVC to borrow under the Fifth Amended and Restated Credit Agreement, increasing QVC’s leverage and decreasing liquidity. QVC has made significant distributions to Qurate Retail in the past.
Additional Cash Flow Information
During the six months ended June 30, 2024, QVC's primary uses of cash were $1,292 million of principal payments of the senior secured credit facility and finance lease obligations, $423 million of principal repayment of senior secured notes, $94 million of capital and television distribution rights expenditures, $50 million of dividends to Qurate Retail and $22 million in dividend payments from the Company’s Japanese operations ("QVC-Japan") to Mitsui & Co. LTD (“Mitsui”). These uses of cash were funded primarily with $1,660 million of principal borrowings from the senior secured credit facility, and $248 million of cash provided by operating activities. As of June 30, 2024, QVC's cash, cash equivalents and restricted cash balance was $330 million.
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
The change in cash provided by operating activities for the six months ended June 30, 2024 compared to the previous year was primarily due to changes in working capital and lower net income. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

As of June 30, 2024, $207 million of the $330 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 67% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.

Other
QVC’s material cash requirements for 2024, outside of normal operating expenses, include the costs to service outstanding debt, expenditures for affiliation agreements with television providers, and capital expenditures. Capital expenditures are expected to be between $175 and $190 million, including $81 million already expended for the six months ended June 30, 2024. The Company also may make dividend payments to Qurate Retail. Refer to the off-balance sheet arrangements and aggregate contractual obligations table below for a summary of other material cash requirements as of June 30, 2024. The Company expects that cash on hand and cash provided by operating activities in future periods and outstanding borrowing capacity will be sufficient to fund projected uses of cash.
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
Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of cash requirements, both accrued and off-balance sheet, under our contractual obligations as of June 30, 2024 is summarized below:

	Payments due by period
(in millions)	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
Long-term debt (1)	$—	586	1,225	575	500	1,425	4,311
Interest payments (2)	126	239	210	121	107	2,195	2,998
Finance lease obligations (including imputed interest)	1	—	—	—	—	—	1
Operating lease obligations	$46	88	84	83	84	785	1,170
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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at June 30, 2024:

(in millions, except percentages)	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	586	—	575	500	1,425	3,086	2,210
Weighted average interest rate on fixed rate debt	—%	4.5%	—%	4.8%	4.4%	6.0%	5.2%	N/A
Variable rate debt	$—	—	1,225	—	—	—	1,225	1,225
Average interest rate on variable rate debt	—%	—%	6.9%	—%	—%	—%	6.9%	N/A
(1) Amounts exclude finance lease obligations and the issue discounts on the 4.45%, 5.45% and 5.95% senior secured notes.
N/A - Not applicable.
Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three and six months ended June 30, 2024 would have been impacted by approximately $1 million and $2 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The Fifth Amended and Restated Credit Agreement provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of June 30, 2024, no borrowings in foreign currencies were outstanding.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
QVC, Inc.

Date: August 8, 2024	By:/s/ DAVID L. RAWLINSON II
David L. Rawlinson II
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2024	By:/s/ BILL WAFFORD
Bill Wafford
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)