Form 10-Q
period 2024-09-30
QVC INC
filed 2024-11-07
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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

QVC, Inc.
2024 QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(in millions, except share amounts)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$297	307
Restricted cash	17	15
Accounts receivable, less allowance for credit losses of $80 at September 30, 2024 and $101 at December 31, 2023	872	1,295
Inventories	1,112	860
Prepaid expenses and other current assets	137	162
Total current assets	2,435	2,639
Property and equipment, net of accumulated depreciation of $967 at September 30, 2024 and $908 at December 31, 2023	410	427
Operating lease right-of-use assets (note 5)	497	510
Television distribution rights, net (note 2)	66	83
Goodwill (note 3)	3,162	3,151
Other intangible assets, net (note 3)	3,047	3,111
Note receivable-related party (note 1)	1,740	1,740
Other noncurrent assets	49	54
Assets held for sale noncurrent (note 5)	—	5
Total assets	$11,406	11,720
Liabilities and equity
Current liabilities:
Current portion of debt and finance lease obligations (note 4)	$586	424
Accounts payable-trade	783	838
Accrued liabilities	771	938
Other current liabilities	50	51
Total current liabilities	2,190	2,251
Long-term portion of debt and finance lease obligations (note 4)	3,398	3,911
Deferred income taxes (note 6)	532	621
Long-term operating lease liabilities	488	488
Other long-term liabilities	98	112
Total liabilities	6,706	7,383
Commitments and contingencies (note 7)
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	11,195	10,901
Accumulated deficit	(6,297)	(6,361)
Accumulated other comprehensive loss	(269)	(290)
Total QVC, Inc. stockholder's equity	4,629	4,250
Noncontrolling interest	71	87
Total equity	4,700	4,337
Total liabilities and equity	$11,406	11,720

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Net revenue	$2,092	2,194	6,337	6,611
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,366	1,424	4,113	4,368
Operating	165	175	502	530
Selling, general and administrative, including stock-based compensation	310	324	954	989
Depreciation	19	23	58	68
Amortization	68	75	209	213
Restructuring, penalties and fire related costs, net of (recoveries) (note 10)	—	19	18	(196)
Gains on sales of assets and sale-leaseback transactions	—	—	(1)	(119)
	1,928	2,040	5,853	5,853
Operating income	164	154	484	758
Other (expense) income:
Losses on financial instruments	—	—	—	(1)
Interest expense, net	(62)	(63)	(191)	(167)
Foreign currency (loss) gain	(6)	6	(6)	(3)
Gain on extinguishment of debt	—	—	—	10
Other expense	(7)	—	(7)	—
	(75)	(57)	(204)	(161)
Income before income taxes	89	97	280	597
Income tax expense	(27)	(34)	(90)	(173)
Net income	62	63	190	424
Less net income attributable to the noncontrolling interest	(11)	(12)	(35)	(38)
Net income attributable to QVC, Inc. stockholder	$51	51	155	386

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Net income	$62	63	190	424
Foreign currency translation adjustments, net of tax	94	(47)	21	(51)
Total comprehensive income	156	16	211	373
Comprehensive income attributable to noncontrolling interest	(21)	(8)	(35)	(26)
Comprehensive income attributable to QVC, Inc. stockholder	$135	8	176	347

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
(in millions)	2024	2023
Operating activities:
Net income	$190	424
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(89)	66
Foreign currency loss	6	3
Depreciation	58	68
Amortization	209	213
Change in fair value of financial instruments and noncash interest	(2)	1
Other charges, net	70	16
Gain on extinguishment of debt	—	(10)
Stock-based compensation	15	27
Gains on sales of assets and sale-leaseback transactions	(1)	(119)
Gain on insurance proceeds, net of fire related costs	—	(225)
Insurance proceeds received for operating expenses and business interruption losses	—	226
Change in operating assets and liabilities
Decrease in accounts receivable	410	378
(Increase) decrease in inventories	(246)	12
Decrease in prepaid expenses and other current assets	31	19
Decrease in accounts payable-trade	(59)	(62)
Decrease in accrued liabilities and other	(246)	(273)
Net cash provided by operating activities	346	764
Investing activities:
Capital expenditures	(118)	(116)
Expenditures for television distribution rights	(23)	(111)
Insurance proceeds received for fixed asset loss	—	54
Proceeds from derivative instruments	—	167
Payments for derivative instruments	—	(179)
Changes in other noncurrent assets	(4)	(2)
Proceeds from sale of fixed assets	6	202
Other investing activities	2	2
Net cash (used in) provided by investing activities	(137)	17
Financing activities:
Principal payments of debt and finance lease obligations	(1,473)	(1,086)
Principal borrowings of debt from senior secured credit facility	1,895	1,022
Principal repayment of senior secured notes	(775)	(396)
Capital contributions received from Qurate Retail, Inc.	277	—
Dividends paid to Qurate Retail, Inc.	(91)	(344)
Dividends paid to noncontrolling interest	(51)	(35)
Other financing activities	(1)	—
Net cash used in financing activities	(219)	(839)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	2	(17)
Net decrease in cash, cash equivalents and restricted cash	(8)	(75)
Cash, cash equivalents and restricted cash, beginning of period	322	367
Cash, cash equivalents and restricted cash, end of period	$314	292

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2022	1	$—	10,869	(6,080)	(312)	95	4,572
Net income	—	—	—	386	—	38	424
Foreign currency translation adjustments, net of tax	—	—	—	—	(39)	(12)	(51)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(344)	—	(35)	(379)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	25	—	—	—	25
Balance, September 30, 2023	1	$—	10,894	(6,040)	(351)	86	4,589

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, June 30, 2023	1	$—	10,886	(6,050)	(308)	89	4,617
Net income	—	—	—	51	—	12	63
Foreign currency translation adjustments, net of tax	—	—	—	—	(43)	(4)	(47)
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(44)	—	(11)	(55)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	—	3	—	—	3
Stock-based compensation	—	—	8	—	—	—	8
Balance, September 30, 2023	1	$—	10,894	(6,040)	(351)	86	4,589

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2023	1	$—	10,901	(6,361)	(290)	87	4,337
Net income	—	—	—	155	—	35	190
Foreign currency translation adjustments, net of tax	—	—	—	—	21	—	21
Capital contribution received from Qurate Retail, Inc.	—	—	277	—	—	—	277
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(91)	—	(51)	(142)
Impact of tax liability allocation and indemnification agreement with Qurate Retail, Inc.	—	—	1	—	—	—	1
Withholding taxes on net share settlements of stock-based compensation	—	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	17	—	—	—	17
Balance, September 30, 2024	1	$—	11,195	(6,297)	(269)	71	4,700

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, June 30, 2024	1	$—	10,913	(6,307)	(353)	79	4,332
Net income	—	—	—	51	—	11	62
Foreign currency translation adjustments, net of tax	—	—	—	—	84	10	94
Capital contribution received from Qurate Retail, Inc.	—	—	277	—	—	—	277
Dividends paid to Qurate Retail, Inc. and noncontrolling interest	—	—	—	(41)	—	(29)	(70)
Stock-based compensation	—	—	5	—	—	—	5
Balance, September 30, 2024	1	$—	11,195	(6,297)	(269)	71	4,700

QVC, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) Basis of Presentation
QVC, Inc. and its consolidated subsidiaries (unless otherwise indicated or required by the context, the terms "we," "our," "us," the "Company" and "QVC" refer to QVC, Inc. and its consolidated subsidiaries) is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications. QVC is comprised of the reportable segments of QxH, which includes QVC-U.S. and HSN, Inc. ("HSN"), and QVC-International. These segments reflect the way the Company evaluates its business performance and manages its operations.
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
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. QVC-Japan paid dividends to Mitsui of $51 million and $35 million during the nine months ended September 30, 2024 and 2023, respectively.
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
During the nine months ended September 30, 2023, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives and business advisory services. Prior to Qurate Retail's divestiture of Zulily, QVC allocated expenses of $3 million to Zulily and Zulily allocated expenses of $2 million to QVC for the nine months ended September 30, 2023.
During each of the nine months ended September 30, 2024 and 2023, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $21 million and $19 million to CBI for the nine months ended September 30, 2024 and 2023, respectively. CBI allocated expenses of $1 million to QVC for each of the nine months ended September 30, 2024 and 2023.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
On December 30, 2020, the Company and Liberty Interactive LLC ("LIC") completed an internal realignment of the Company's global finance structure that resulted in a common control transaction with Qurate Retail. As part of the common control transaction, LIC issued a promissory note (“LIC Note”) to a subsidiary of the Company with an initial face amount of $1.8 billion, a stated interest rate of 0.48% and a maturity of December 29, 2029. Interest on the LIC Note is paid annually. QVC recorded $6 million of related party interest income for each of the nine months ended September 30, 2024 and 2023, included in interest expense, net in the condensed consolidated statement of operations.
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

(2) Television Distribution Rights, Net
Television distribution rights consisted of the following:

(in millions)	September 30, 2024	December 31, 2023
Television distribution rights	$561	592
Less accumulated amortization	(495)	(509)
Television distribution rights, net	$66	83
The Company recorded amortization expense of $22 million and $24 million for the three months ended September 30, 2024 and 2023, respectively, related to television distribution rights. For the nine months ended September 30, 2024 and 2023, amortization expense for television distribution rights was $63 million and $74 million, respectively.
As of September 30, 2024, related amortization expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2024	$21
2025	34
2026	11
2027	—
2028	—

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(3) Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2024 were as follows:

(in millions)	QxH	QVC-International	Total
Balance as of December 31, 2023	$2,366	785	3,151
Exchange rate fluctuations	—	11	11
Balance as of September 30, 2024	$2,366	796	3,162
Other intangible assets consisted of the following:

	September 30, 2024			December 31, 2023
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$1,118	(877)	241	1,052	(784)	268
Affiliate and customer relationships	2,828	(2,723)	105	2,825	(2,684)	141
Debt origination fees	9	(6)	3	9	(5)	4
Trademarks (indefinite life)	2,698	—	2,698	2,698	—	2,698
	$6,653	(3,606)	3,047	6,584	(3,473)	3,111
The Company recorded amortization expense of $46 million and $51 million for the three months ended September 30, 2024 and 2023, respectively, related to other intangible assets. For the nine months ended September 30, 2024 and 2023, amortization expense for other intangible assets was $146 million and $139 million, respectively.
As of September 30, 2024, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2024	$50
2025	163
2026	114
2027	22
2028	—

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(4) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following:

(in millions)	September 30, 2024	December 31, 2023
4.85% Senior Secured Notes due 2024, net of original issue discount	—	423
4.45% Senior Secured Notes due 2025, net of original issue discount	585	585
4.75% Senior Secured Notes due 2027	44	575
4.375% Senior Secured Notes due 2028	72	500
6.875% Senior Secured Notes due 2029	605	—
5.45% Senior Secured Notes due 2034, net of original issue discount	400	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
6.375% Senior Secured Notes due 2067	225	225
6.25% Senior Secured Notes due 2068	500	500
Senior secured credit facility	1,280	857
Finance lease obligations	1	2
Less debt issuance costs, net	(28)	(31)
Total debt and finance lease obligations	3,984	4,335
Less current portion	(586)	(424)
Long-term portion of debt and finance lease obligations	$3,398	3,911
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
During the second quarter of 2023, QVC purchased $177 million of the outstanding 4.85% Senior Secured Notes due 2024 (the "2024 Notes") and $15 million of the outstanding 4.45% Senior Secured Notes due 2025 (the "2025 Notes"). As a result of the repurchases, QVC recorded a gain on extinguishment of debt in the condensed consolidated statements of operations of $10 million for the nine months ended September 30, 2023. The remaining outstanding 2024 Notes were repaid in March 2024. As of September 30, 2024, the remaining outstanding 2025 Notes are classified within the current portion of long term debt as they mature in less than one year.
On September 11, 2024, QVC commenced a private offer to existing bondholders to exchange any and all of QVC’s outstanding 4.75% Senior Secured Notes due 2027 (the “2027 Notes") for $350 principal amount of QVC’s newly-issued 6.875% Senior Secured Notes due April 2029 (the “2029 Notes”) and $650 in cash per $1,000 principal amount of 2027 Notes exchanged, and any and all of QVC’s outstanding 4.375% Senior Secured Notes due 2028 (the “2028 Notes”) for $1,000 principal amount of the 2029 Notes per $1,000 principal amount of 2028 Notes exchanged (the “Exchange”), and a private offer to purchase 2027 Notes and 2028 Notes for cash from holders who were not eligible to participate in the private exchange offer. On September 25, 2024, QVC issued an aggregate principal amount of $605 million in 2029 Notes and paid $352 million in cash consideration (including $277 million contributed by Qurate Retail) in exchange for $531 million of the 2027 Notes and $428 million of the 2028 Notes. The Exchange was accounted for as a debt modification in accordance with U.S. GAAP and fees paid to third parties were expensed during the three and nine months ended September 30, 2024 in other expense in the condensed consolidated statement of operations.

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
Senior Secured Credit Facility
On October 27, 2021, QVC entered into the Fifth Amended and Restated Credit Agreement (the "Fifth Amended and Restated Credit Agreement") with Zulily, CBI, and QVC Global Corporate Holdings, LLC ("QVC Global"), each a direct or indirect (or former, in the case of Zulily) wholly owned subsidiary of Qurate Retail, as borrowers (collectively, the “Borrowers”). The Fifth Amended and Restated Credit Agreement is a multi-currency facility providing for a $3.25 billion revolving credit facility, with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. The Fifth Amended and Restated Credit Agreement may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings bear interest at either the alternate base rate (“ABR Rate”) or a London Inter-bank Offered Rate ("LIBOR")-based rate (or the applicable non-U.S. Dollar equivalent rate) (“Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty, other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if CBI, QVC Global or any other borrower (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid may be reborrowed. The facility matures on October 27, 2026. Payment of loans may be accelerated following certain customary events of default. In connection with Qurate Retail's divestiture of Zulily (see note 1), Zulily is no longer a co-borrower in the senior secured credit facility, and Zulily repaid its outstanding borrowings under the Fifth Amended and Restated Credit Agreement using cash contributed from Qurate Retail.
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
In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the senior secured credit facility plus any additional amount it expects to repay on behalf of CBI. There were no borrowings by CBI outstanding on the Fifth Amended and Restated Credit Agreement as of September 30, 2024 and December 31, 2023.
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
Availability under the Fifth Amended and Restated Credit Agreement at September 30, 2024 was $1.75 billion. The interest rate on the senior secured credit facility was 6.5% and 6.8% at September 30, 2024 and 2023, respectively.
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
Other Debt Related Information
There are no restrictions under the debt agreements on QVC's ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or the Fifth Amended and Restated Credit Agreement and (i) with respect to QVC’s senior secured notes, QVC's consolidated leverage ratio would be no greater than 3.5 to 1.0 (“senior secured notes leverage basket”) and (ii) with respect to the Fifth Amended and Restated Credit Agreement, the consolidated net leverage ratio for QVC, QVC Global and CBI, would be no greater than 4.0 to 1.0. As of September 30, 2024, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends under the senior secured notes to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement (the “Tax Agreement”) in respect of certain tax obligations of QVC and its subsidiaries.
The weighted average interest rate applicable to all of the outstanding debt (excluding finance leases) prior to amortization of bond discounts and related debt issuance costs was 6.0% and 5.5% as of September 30, 2024 and 2023, respectively.

(5) Leases
Sale-Leaseback Transactions
In November 2022, QVC-International entered into agreements to sell two properties located in Germany and the U.K. to an independent third party. Under the terms of the agreements, QVC received net cash proceeds of $102 million related to its German facility and $80 million related to its U.K. facility when the sale closed in January 2023. Concurrent with the sale, the Company entered into agreements to lease each of the properties back from the purchaser over an initial term of 20 years with the option to extend the terms of the property leases for up to four consecutive terms of five years. QVC recognized a $69 million and $44 million gain related to the successful sale-leaseback of the German and U.K. properties, respectively, during the first quarter of 2023 calculated as the difference between the aggregate consideration received and the carrying value of the properties. The Company accounted for the leases as operating leases and recorded a $42 million and $32 million right-of-use asset and operating lease liability for the German and U.K. properties, respectively.
In December 2023, QVC entered into an agreement to sell an owned and operated property in Germany to an independent third party. This property was owned as of December 31, 2023, and is included in assets held for sale noncurrent in the condensed consolidated balance sheet. Under the terms of the agreement, QVC received net cash proceeds of $6 million related to its German facility when the sale closed in February 2024. QVC recognized a $1 million gain related to the sale during the first quarter of 2024, calculated as the difference between the aggregate consideration received and the carrying value of the property. Concurrent with the sale, the Company entered into an agreement to lease a portion of the property back over two years and recorded an operating lease right-of-use asset and operating lease liability of $1 million.

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

For the three months ended September 30, 2024 and 2023, the Company recorded a tax provision of $27 million and $34 million, respectively, which represented an effective tax rate of 30.3% and 35.1%, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded a tax provision of $90 million and $173 million, respectively, which represented an effective tax rate of 32.1% and 29.0%, respectively. The 2024 effective tax rate differs from the U.S. federal income tax rate of 21% primarily due to state and foreign tax expense and permanent items. The 2023 effective tax rate differs from the U.S. federal income tax rate of 21% primarily due to state and foreign tax expense and permanent items and includes a reversal of tax expense accrued in prior periods related to the settlement of state income tax reserves, resulting in a reduction to the nine-month rate.

The Company participates in a consolidated federal return filing with Qurate Retail. As of September 30, 2024, the Internal Revenue Service ("IRS") has completed its examination of the Company's tax years through 2021. The Company's 2022, 2023 and 2024 tax years are being examined currently as part of the Qurate Retail consolidated return under the IRS's Compliance Assurance Process program. The Company, or one of its subsidiaries, files income tax returns in various states and foreign jurisdictions. As of September 30, 2024, the Company was under examination in Colorado, Idaho, Massachusetts, Minnesota, Pennsylvania, South Carolina, Texas, Wisconsin, Utah, New York City and Germany.

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
The amounts of the tax-related payable due to Qurate Retail as of September 30, 2024 and December 31, 2023 were $77 million and $59 million, respectively, and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.

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
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at September 30, 2024 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$99	99	—	—
Current liabilities:
Debt (note 4)	583	—	583	—
Long-term liabilities:
Debt (note 4)	2,705	380	2,325	—

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
Foreign Currency Forward Contracts
On October 31, 2022, the Company entered into foreign currency forward contracts with an aggregate notional amount of $167 million to mitigate the foreign currency risk associated with the sale-leaseback of Germany and U.K. properties. The forwards did not qualify as a cash flow hedge under U.S. GAAP. Changes in the fair value of the forwards are reflected in losses on financial instruments in the condensed consolidated statements of operations. The contract expired in January 2023 which resulted in a net cash settlement of $12 million.

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
For the three and nine months ended September 30, 2024 and 2023, QVC identified QxH and QVC-International as its two reportable segments. Both operating segments are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the Internet and mobile applications in certain markets.
Performance measures
The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as net revenue, Adjusted OIBDA (defined below), gross margin, average sales price per unit, number of units shipped and revenue or sales per customer. For segment reporting purposes, the Company defines Adjusted OIBDA, as net revenue less cost of goods sold (excluding fire related costs, net of recoveries and Rocky Mount inventory losses, see note 10), operating expenses, and selling, general and administrative expenses (excluding stock-based compensation, penalties and restructuring costs). The Company believes this measure is an important indicator of the operational strength and performance of its segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking among the Company's businesses and identify strategies to improve performance. This measure of performance excludes depreciation, amortization, impairment losses, gains on sale of assets and sale-leaseback transactions, restructuring, penalties and fire related costs, net of recoveries, Rocky Mount inventory losses and stock-based compensation that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended September 30, 2024			Nine months ended September 30, 2024
(in millions)	QxH	QVC-International	Total	QxH	QVC-International	Total
Home	$611	226	837	1,796	684	2,480
Apparel	294	98	392	904	311	1,215
Beauty	225	135	360	703	405	1,108
Accessories	185	52	237	598	153	751
Electronics	104	17	121	285	48	333
Jewelry	63	43	106	216	115	331
Other revenue	39	—	39	116	3	119
Total net revenue	$1,521	571	2,092	4,618	1,719	6,337

	Three months ended September 30, 2023			Nine months ended September 30, 2023
(in millions)	QxH	QVC-International	Total	QxH	QVC-International	Total
Home	$631	220	851	1,868	701	2,569
Apparel	304	105	409	939	329	1,268
Beauty	235	141	376	745	417	1,162
Accessories	204	49	253	619	156	775
Electronics	124	16	140	316	48	364
Jewelry	76	44	120	218	118	336
Other revenue	43	2	45	131	6	137
Total net revenue	$1,617	577	2,194	4,836	1,775	6,611

Adjusted OIBDA is summarized as follows:

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
(in millions)	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA	Net revenue	Adjusted OIBDA
QxH	$1,521	182	1,617	201	4,618	561	4,836	525
QVC-International	571	70	577	77	1,719	222	1,775	226
Consolidated QVC	$2,092	252	2,194	278	6,337	783	6,611	751
Other information

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QxH	$12	62	15	71	39	192	44	201
QVC-International	7	6	8	4	19	17	24	12
Consolidated QVC	$19	68	23	75	58	209	68	213

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

	September 30, 2024
(in millions)	Total assets	Capital expenditures	Property and equipment, net
QxH	$9,570	89	251
QVC-International	1,836	29	159
Consolidated QVC	$11,406	118	410
The following table provides a reconciliation of Adjusted OIBDA to operating income and income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Adjusted OIBDA	$252	278	783	751
Gains on sales of assets and sale-leaseback transactions	—	—	1	119
Restructuring, penalties and fire related (costs), net of recoveries (including Rocky Mount inventory losses)	—	(19)	(18)	196
Stock-based compensation	(1)	(7)	(15)	(27)
Depreciation and amortization	(87)	(98)	(267)	(281)
Operating income	164	154	484	758
Losses on financial instruments	—	—	—	(1)
Interest expense, net	(62)	(63)	(191)	(167)
Foreign currency (loss) gain	(6)	6	(6)	(3)
Gain on extinguishment of debt	—	—	—	10
Other expense	$(7)	—	(7)	—
Income before income taxes	$89	97	280	597

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

In June 2023, the Company agreed to a final insurance settlement with its insurance company and received all remaining proceeds related to the Rocky Mount claim. During the nine months ended September 30, 2023, the Company received $280 million of insurance proceeds, of which $210 million represented recoveries for business interruption losses. During the three and nine months ended September 30, 2023, the Company recorded $5 million and $32 million of fire related costs, respectively, and recognized net losses of $5 million and net gains of $208 million, respectively, representing proceeds received in excess of recoverable losses in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.
In February 2023, QVC sold the Rocky Mount fulfillment center to an independent third party and received cash proceeds of $2 million and $19 million during the three and nine months ended September 30, 2023, respectively. QVC recognized gains on the sale of $2 million and $17 million during the three and nine months ended September 30, 2023, respectively, calculated as the difference between the aggregate consideration received and the carrying value of the property. The gain is included in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.

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
During 2022, QVC commenced the first phase of Project Athens, including actions to reduce inventory and a planned workforce reduction that was completed in February 2023. QVC recorded restructuring charges of $13 million during the nine months ended September 30, 2023 in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan.
During the second quarter of 2024, QVC entered into an agreement and announced a plan to shift its global operating model for information technology services to a managed services model. As a result, during the nine months ended September 30, 2024 QVC recorded restructuring charges of $18 million in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; capital expenditures; revenue growth; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; repayment of debt; economic and macroeconomic trends; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:
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
Overview
QVC, Inc. and its consolidated subsidiaries (unless otherwise indicated or required by the context, the terms "we," "our," "us," the "Company" and "QVC" refer to QVC, Inc. and its consolidated subsidiaries) is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the Internet and mobile applications. QVC is comprised of the reportable segments of QxH, which includes QVC-U.S. and HSN, Inc. ("HSN"), and QVC-International. These segments reflect the way the Company evaluates its business performance and manages its operations.
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

During 2022, QVC commenced the first phase of Project Athens, including actions to reduce inventory and a planned workforce reduction that was completed in February 2023. QVC recorded restructuring charges of $13 million during the nine months ended September 30, 2023 in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations. These initiatives are consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan.
During the second quarter of 2024, QVC entered into an agreement and announced a plan to shift its global operating model for IT services to a managed services model. As a result, during the nine months ended September 30, 2024 QVC recorded restructuring charges of $18 million in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.
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
The current economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate, has impacted and could continue to adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls, to varying degrees, during times of economic instability and inflationary pressures. Global financial markets may experience disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including Japan and Europe, continue to be uncertain or deteriorate, our customers may respond by suspending, delaying or reducing their discretionary spending. Any further suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Such weak economic conditions may also inhibit our expansion into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects.
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
Fire at Rocky Mount Fulfillment Center
On December 18, 2021, QVC experienced a fire at its Rocky Mount fulfillment center in North Carolina. Rocky Mount was the Company’s second-largest fulfillment center, processing approximately 25% to 30% of volume for QVC-U.S., and also served as QVC-U.S.’s primary returns center for hard goods. The building was significantly damaged as a result of the fire and related smoke and did not reopen. The Company took steps to mitigate disruption to operations including diverting inbound orders, leveraging its existing fulfillment centers and supplementing these facilities with short-term leased space as needed. QVC sold the property in February 2023 and received cash proceeds of $2 million and $19 million during the three and nine months ended September 30, 2023, respectively and recognized gains on the sale of $2 million and $17 million during the three and nine months ended September 30, 2023, respectively. We assessed our network footprint and are making investments to expand capacity and increase throughput as a result of the loss of the Rocky Mount fulfillment center.
Based on the provisions of QVC’s insurance policies certain fire related costs were recoverable. In June 2023, the Company agreed to a final insurance settlement with its insurance company and received all remaining proceeds related to the Rocky Mount claim. During the nine months ended September 30, 2023, the Company received $280 million of insurance proceeds, of which $210 million represented recoveries for business interruption losses. During the three and nine months ended September 30, 2023, the Company recorded $5 million and $32 million of fire related costs, respectively, and recognized net losses of $5 million and net gains of $208 million, respectively, representing proceeds received in excess of recoverable losses in restructuring, penalties and fire related costs, net of (recoveries) in the condensed consolidated statement of operations.
Sale-leaseback Transactions
In November 2022, QVC-International entered into agreements to sell two properties located in Germany and the U.K. to an independent third party. Under the terms of the agreements, QVC received net cash proceeds of $102 million related to its German facility and $80 million related to its U.K. facility when the sale closed in January 2023. Concurrent with the sale, the Company entered into agreements to lease each of the properties back from the purchaser over an initial term of 20 years with the option to extend the terms of the property leases for up to four consecutive terms of five years. QVC recognized a $69 million and $44 million gain related to the successful sale-leaseback of the German and U.K. properties, respectively, during the first quarter of 2023 calculated as the difference between the aggregate consideration received and the carrying value of the properties. The Company accounted for the leases as operating leases and recorded a $42 million and $32 million right-of-use asset and operating lease liability for the German and U.K. properties, respectively.
In December 2023, QVC entered into an agreement to sell an owned and operated property in Germany to an independent third party. This property was owned as of December 31, 2023, and is included in assets held for sale noncurrent in the condensed consolidated balance sheet. Under the terms of the agreement, QVC received net cash proceeds of $6 million related to its German facility when the sale closed in February 2024. QVC recognized a $1 million gain related to the sale during the first quarter of 2024, calculated as the difference between the aggregate consideration received and the carrying value of the property. Concurrent with the sale, the Company entered into an agreement to lease a portion of the property back over two years and recorded an operating lease right-of-use asset and operating lease liability of $1 million.

Results of Operations
QVC's operating results were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Net revenue	$2,092	2,194	6,337	6,611
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation, amortization and Rocky Mount inventory losses shown below)	1,366	1,424	4,113	4,368
Operating	165	175	502	530
Selling, general and administrative, excluding stock-based compensation	309	317	939	962
Adjusted OIBDA (defined below)	252	278	783	751
Restructuring, penalties and fire related costs, net of (recoveries) (including Rocky Mount inventory losses)	—	19	18	(196)
Gains on sales of assets and sale-leaseback transactions	—	—	(1)	(119)
Stock-based compensation	1	7	15	27
Depreciation	19	23	58	68
Amortization	68	75	209	213
Operating income	164	154	484	758
Other (expense) income:
(Losses) gains on financial instruments	—	—	—	(1)
Interest expense, net	(62)	(63)	(191)	(167)
Foreign currency (loss) gain	(6)	6	(6)	(3)
Gain on extinguishment of debt	—	—	—	10
Other expense	(7)	—	(7)	—
	(75)	(57)	(204)	(161)
Income before income taxes	89	97	280	597
Income tax expense	(27)	(34)	(90)	(173)
Net income	62	63	190	424
Less net income attributable to the noncontrolling interest	(11)	(12)	(35)	(38)
Net income attributable to QVC, Inc. stockholder	$51	51	155	386

Net revenue
Net revenue by segment was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
QxH	$1,521	1,617	4,618	4,836
QVC-International	571	577	1,719	1,775
Consolidated QVC	$2,092	2,194	6,337	6,611
QVC's consolidated net revenue decreased $102 million or 4.6% and $274 million or 4.1% for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in the prior year. The three month decrease in net revenue is primarily due to a 3.9% decrease in units shipped attributable to QxH, partially offset by an increase in units shipped at QVC-International. The decrease was also driven by a 1.2% decrease in average selling price per unit ("ASP") primarily driven by QVC-International, and a $12 million decrease in shipping and handling revenue attributable to QxH. These decreases to net revenue were partially offset by a $38 million decrease in estimated product returns primarily attributable to QxH. The nine month decrease in net revenue is primarily due to a 2.7% decrease in units shipped primarily attributable to QxH, partially offset by an increase in units shipped at QVC-International. The decrease was also driven by a 0.9% decrease in ASP primarily attributable to QVC-International, partially offset by an increase in ASP at QxH, $49 million in unfavorable foreign exchange rates, and a $19 million decrease in shipping and handling revenue attributable to QxH. These decreases to net revenue were partially offset by a $68 million decrease in estimated product returns primarily driven by QxH.
During the three and nine months ended September 30, 2024 and 2023, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
In discussing our operating results, the term "currency exchange rates" refers to the currency exchange rates we use to convert the operating results for all countries where the functional currency is not the U.S. Dollar. We calculate the effect of changes in currency exchange rates as the difference between current period activity translated using the prior period's currency exchange rates. We refer to the results of this calculation as the impact of currency exchange rate fluctuations. Constant currency operating results refers to operating results without the impact of the currency exchange rate fluctuations. The disclosure of constant currency amounts or results permits investors to better understand QVC’s underlying performance without the effects of currency exchange rate fluctuations.
The percentage change in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	(5.9)%	—%	(5.9)%	(4.5)%	—%	(4.5)%
QVC-International	(1.0)%	(0.3)%	(0.7)%	(3.2)%	(2.8)%	(0.4)%
QxH's net revenue decline of $96 million for the three months ended September 30, 2024 resulted from a 6.4% decrease in units shipped and an $11 million decrease in shipping and handling revenue. These declines were partially offset by a $30 million decrease in estimated product returns. For the nine months ended September 30, 2024, QxH's net revenue decline of $218 million resulted from a 5.2% decrease in units shipped, partially offset by a $60 million decrease in estimated product returns and a 0.6% increase in ASP. For the three and nine months ended September 30, 2024, QxH experienced shipped sales declines across all product categories.

QVC-International's net revenue declined $4 million in constant currency for the three months ended September 30, 2024 due to a 3.0% decrease in ASP across all markets except Japan partially offset by a 1.4% increase in units shipped across all markets except Japan. For the three months ended September 30, 2024, QVC-International experienced shipped sales growth in constant currency in home, accessories and electronics with declines across all other product categories except jewelry which remained flat. QVC-International's net revenue declined $7 million in constant currency for the nine months ended September 30, 2024. This decline was due to a 3.4% decrease in ASP across all markets. These declines were primarily offset by a 3.0% increase in units shipped across all markets except Italy. For the nine months ended September 30, 2024, QVC-International experienced shipped sales growth in constant currency across all product categories except for apparel and beauty.
Cost of goods sold (excluding depreciation, amortization and fire related costs, net)
QVC's cost of goods sold as a percentage of net revenue was 65.3% and 64.9% for the three and nine months ended September 30, 2024, respectively, compared to 64.9% and 66.1% for the three and nine months ended September 30, 2023, respectively. The increase in cost of goods sold as a percentage of revenue for the three months ended September 30, 2024 is driven by higher warehouse costs primarily at QxH and to a lesser extent QVC-International. The decrease in cost of goods sold as a percentage of revenue for the nine months ended September 30, 2024 is primarily due to product margin favorability across both segments and lower freight costs at QxH, partially offset by higher freight costs at QVC-International. The product margin favorability for the nine months ended September 30, 2024 was driven by the net impact of merchandising efforts including cost reduction and pricing actions, as well as mix within product categories and less inventory liquidation in the current period at QxH.

Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses were 7.9% of net revenue for each of the three and nine months ended September 30, 2024, respectively, and were 8.0% for each of the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2024, the decreases in operating expenses as a percent of sales are driven by lower commissions expense at QxH.

Selling, general and administrative expenses (excluding stock-based compensation)
QVC's selling, general, and administrative expenses (excluding stock-based compensation) include personnel, IT, marketing and advertising expenses, production costs and provision for doubtful accounts. Such expenses decreased $8 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023 and increased as a percentage of net revenue to 14.8% from 14.4%. Selling, general, and administrative expenses decreased $23 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 and increased as a percentage of net revenue to 14.8% from 14.6%.
For the three months ended September 30, 2024, the decrease was driven by a $4 million decrease in consulting expenses and a $4 million decrease in personnel costs both at QxH. For the nine months ended September 30, 2024, the decrease resulted from a $32 million decrease in consulting expenses primarily at QxH, a $6 million decrease in non-income related taxes and $5 million of favorability from foreign exchange rates. These decreases were primarily offset by a $24 million increase in marketing costs at QxH. The decrease in consulting expenses for the three and nine months ended September 30, 2024 related to investments in Project Athens made in the prior year. The increase in marketing costs was driven by QVC's Age of Possibility campaign.

Restructuring, penalties and fire related costs, net of (recoveries) (including Rocky Mount inventory losses)
QVC recorded restructuring costs of $18 million for the nine months ended September 30, 2024 related to the shift in its IT operating model. QVC recorded a loss of $19 million for the three months ended September 30, 2023 and a gain of $196 million for the nine months ended September 30, 2023, in restructuring, penalties and fire related costs, net of recoveries. For the three months ended September 30, 2023, the loss was primarily related to a Consumer Product Safety Commission ("CPSC") civil penalty of $16 million (see note 10 to the accompanying condensed consolidated financial statements) and $5 million of other fire related costs, partially offset by a $2 million gain on the sale of the Rocky Mount property. For the nine months ended September 30, 2023, the gain related to a $240 million gain on insurance proceeds received in excess of fire losses and a $17 million gain on the sale of the Rocky Mount property, partially offset by $32 million of other fire related costs, the CPSC civil penalty of $16 million and $13 million of restructuring costs related to workforce reduction.

Gains on sales of assets and sale-leaseback transactions
QVC recorded a $1 million gain on sale of assets and sale-leaseback transactions for the nine months ended September 30, 2024 related to the sale-leaseback of a property in Germany. QVC recorded $119 million of gains on sales of assets and sale-leaseback transactions for the nine months ended September 30, 2023 primarily related to the sale-leaseback of two properties located in Germany and the U.K.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock units granted to certain officers and employees. QVC recorded $1 million and $15 million of stock-based compensation expense for the three and nine months ended September 30, 2024, respectively, and recorded $7 million and $27 million of stock-based compensation expense for the three and nine months ended September 30, 2023, respectively. The decrease in stock-based compensation expense for the three and nine months ended September 30, 2024 is primarily related to a decline in the probability of satisfying performance objectives and changes in the market price of Qurate Retail’s Series A common stock.

Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Customer relationships	12	12	35	35
Other technology	3	3	11	11
Acquisition related amortization	15	15	46	46
Property and equipment	19	23	58	68
Software amortization	31	36	100	93
Channel placement amortization and related expenses	22	24	63	74
Total depreciation and amortization	$87	98	267	281
For the three and nine months ended September 30, 2024, property and equipment depreciation decreased primarily due to assets that are fully depreciated in the current period. The decrease in software amortization for the three months ended September 30, 2024 is due to software assets fully depreciating in the second quarter of 2024. The increase in software amortization for the nine months ended September 30, 2024 is due to software additions. The decrease in channel placement amortization and related expenses for the nine months ended September 30, 2024 is primarily due to lower subscriber counts.
Interest expense, net
For the three months ended September 30, 2024, consolidated interest expense, net decreased $1 million as compared to the corresponding period in the prior year. For the nine months ended September 30, 2024, consolidated interest expense, net increased $24 million as compared to the corresponding periods in the prior year primarily due to the reversal of interest expense related to the settlement of state income tax reserves during the prior year.
Foreign currency (loss) gain
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2024, the change in foreign currency (loss) gain was due to variances in short-term loans, interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.
Gain on extinguishment of debt
For the nine months ended September 30, 2023, QVC recorded a gain on extinguishment of debt of $10 million related to the repurchase of the 2024 Notes and 2025 Notes (each defined below).

Income taxes
Our effective tax rate was 30.3% and 32.1% for the three and nine months ended September 30, 2024, respectively, compared to an effective tax rate of 35.1% and 29.0% for the three and nine months ended September 30, 2023, respectively. The 2024 rate differs from the U.S. federal income tax rate of 21% primarily due to state and foreign tax expense and permanent items. The 2023 effective tax rate differs from the U.S. federal income tax rate of 21% primarily due to state and foreign tax expense and permanent items and includes a reversal of tax expense accrued in prior periods related to the settlement of state income tax reserves, resulting in a reduction to the 2023 rate.

Adjusted Operating Income before Depreciation and Amortization (Adjusted OIBDA)
To provide investors with additional information regarding our financial statements, we disclose Adjusted OIBDA (defined below), which is a non-U.S. generally accepted accounting principles ("U.S. GAAP") measure. QVC defines Adjusted OIBDA as operating income plus depreciation and amortization, impairment losses, stock-based compensation and excluding restructuring, penalties and fire related costs, net of recoveries (including Rocky Mount inventory losses) and gains on sale of assets and sale-leaseback transactions. QVC's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate the businesses and make decisions about allocating resources among the businesses. QVC believes that this is an important indicator of the operational strength and performance of the segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows QVC to view operating results, perform analytical comparisons and perform benchmarking among its businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Operating income	$164	154	484	758
Depreciation and amortization	87	98	267	281
Stock-based compensation	1	7	15	27
Restructuring, penalties and fire related costs, net of (recoveries) (including Rocky Mount inventory losses) (see note 10)	—	19	18	(196)
Gains on sales of assets and sale-leaseback transactions	—	—	(1)	(119)
Adjusted OIBDA	$252	278	783	751

QVC Adjusted OIBDA decreased by $26 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease is comprised of a $19 million decrease at QxH and a $7 million decrease at QVC-International.
QVC Adjusted OIBDA increased by $32 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase is comprised of a $36 million increase at QxH, offset by a $4 million decrease at QVC-International.
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
As of September 30, 2024, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
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
During the second quarter of 2023, QVC purchased $177 million of the outstanding 4.85% Senior Secured Notes due 2024 (the "2024 Notes") and $15 million of the outstanding 4.45% Senior Secured Notes due 2025 (the "2025 Notes"). As a result of the repurchases, QVC recorded a gain on extinguishment of debt in the condensed consolidated statements of operations of $10 million for the nine months ended September 30, 2023. The remaining outstanding 2024 Notes were repaid in March 2024. As of September 30, 2024, the remaining outstanding 2025 Notes are classified within the current portion of long term debt as they mature in less than one year.
On September 11, 2024, QVC commenced a private offer to existing bondholders to exchange any and all of QVC’s outstanding 4.75% Senior Secured Notes due 2027 (the “2027 Notes") for $350 principal amount of QVC’s newly-issued 6.875% Senior Secured Notes due April 2029 (the “2029 Notes”) and $650 in cash per $1,000 principal amount of 2027 Notes exchanged, and any and all of QVC’s outstanding 4.375% Senior Secured Notes due 2028 (the “2028 Notes”) for $1,000 principal amount of the 2029 Notes per $1,000 principal amount of 2028 Notes exchanged (the “Exchange”), and a private offer to purchase 2027 Notes and 2028 Notes for cash from holders who were not eligible to participate in the private exchange offer. On September 25, 2024, QVC issued an aggregate principal amount of $605 million in 2029 Notes and paid $352 million in cash consideration (including $277 million contributed by Qurate Retail) in exchange for $531 million of the 2027 Notes and $428 million of the 2028 Notes. The Exchange was accounted for as a debt modification in accordance with U.S. GAAP and fees paid to third parties were expensed during the three and nine months ended September 30, 2024 in other expense in the condensed consolidated statement of operations.
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
The senior secured notes permit QVC to make unlimited dividends or other restricted payments so long as QVC is not in default under the indentures governing the senior secured notes and QVC’s consolidated leverage ratio is not greater than 3.5 to 1.0 (the “senior secured notes leverage basket”). As of September 30, 2024, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

Senior Secured Credit Facility
On October 27, 2021, QVC entered into the Fifth Amended and Restated Credit Agreement (the "Fifth Amended and Restated Credit Agreement") with Zulily, CBI, and QVC Global Corporate Holdings, LLC ("QVC Global"), each a direct or indirect (or former, in the case of Zulily) wholly owned subsidiary of Qurate Retail, as borrowers (collectively, the “Borrowers”). The Fifth Amended and Restated Credit Agreement is a multi-currency facility providing for a $3.25 billion revolving credit facility, with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. The Fifth Amended and Restated Credit Agreement may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings bear interest at either the alternate base rate (“ABR Rate”) or a London Inter-bank Offered Rate ("LIBOR")-based rate (or the applicable non-U.S. Dollar equivalent rate) (“Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if CBI, QVC Global or any other borrower (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid may be reborrowed. The facility matures on October 27, 2026. Payment of loans may be accelerated following certain customary events of default. In connection with Qurate Retail's divestiture of Zulily (see note 1), Zulily is no longer a co-borrower in the senior secured credit facility, and Zulily repaid its outstanding borrowings under the Fifth Amended and Restated Credit Agreement using cash contributed from Qurate Retail.
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
Availability under the Fifth Amended and Restated Credit Agreement at September 30, 2024 was $1.75 billion. The interest rate on the senior secured credit facility was 6.5% and 6.8% at September 30, 2024 and 2023, respectively.
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

Summarized financial information for the year-to-date interim period and the most recent annual period was as follows:

Combined Parent-QVC, Inc. and Subsidiary Guarantors
September 30, 2024
Current assets	$1,694
Intercompany payable to non-guarantor subsidiaries	(2,470)
Note receivable - related party	1,740
Noncurrent assets	5,804
Current liabilities	1,620
Noncurrent liabilities	4,181

Combined Parent-QVC, Inc. and Subsidiary Guarantors
December 31, 2023
Current assets	$1,849
Intercompany payable to non-guarantor subsidiaries	(2,672)
Note receivable - related party	1,740
Noncurrent assets	5,888
Current liabilities	1,712
Noncurrent liabilities	4,809

Combined Parent-QVC, Inc. and Subsidiary Guarantors
Nine months ended September 30, 2024
Net revenue	$5,044
Net revenue less cost of goods sold	2,176
Income before taxes	199
Net income	190
Net income attributable to QVC, Inc. Stockholder	155

Combined Parent-QVC, Inc. and Subsidiary Guarantors
Year ended December 31, 2023
Net revenue	$7,657
Net revenue less cost of goods sold	3,160
Income before taxes	192
Net income	211
Net income attributable to QVC, Inc. Stockholder	159
Other Debt Related Information
QVC was in compliance with all of its debt covenants as of September 30, 2024.
There are no restrictions under the debt agreements on QVC’s ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or the Fifth Amended and Restated Credit Agreement and (i) with respect to QVC’s senior secured notes, QVC’s consolidated leverage ratio would be no greater than 3.5 to 1.0 and (ii) with respect to the Fifth Amended and Restated Credit Agreement, the consolidated net leverage basket for QVC, QVC Global and CBI, would be no greater than 4.0 to 1.0. As of September 30, 2024, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends under the senior secured notes to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to Qurate Retail under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.
As a result, Qurate Retail will, in many instances, be permitted to rely on QVC’s cash flow for servicing Qurate Retail’s debt. These events may increase accumulated deficit or require QVC to borrow under the Fifth Amended and Restated Credit Agreement, increasing QVC’s leverage and decreasing liquidity. QVC has made significant distributions to Qurate Retail in the past.
Additional Cash Flow Information
During the nine months ended September 30, 2024, QVC's primary uses of cash were $1,473 million of principal payments of the senior secured credit facility and finance lease obligations, $775 million of principal repayment of senior secured notes, $141 million of capital and television distribution rights expenditures, $91 million of dividends to Qurate Retail, and $51 million in dividend payments from the Company’s Japanese operations ("QVC-Japan") to Mitsui & Co. LTD (“Mitsui”). These uses of cash were funded primarily with $1,895 million of principal borrowings from the senior secured credit facility, $346 million of cash provided by operating activities. As of September 30, 2024, QVC's cash, cash equivalents and restricted cash balance was $314 million.
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
The change in cash provided by operating activities for the nine months ended September 30, 2024 compared to the previous year was primarily due to changes in working capital and lower net income. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

As of September 30, 2024, $165 million of the $314 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 58% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
Other
QVC’s material cash requirements for 2024, outside of normal operating expenses, include the costs to service outstanding debt, expenditures for affiliation agreements with television providers, and capital expenditures. Capital expenditures are expected to be between $170 and $185 million, including $118 million already expended for the nine months ended September 30, 2024. The Company also may make dividend payments to Qurate Retail. Refer to the off-balance sheet arrangements and aggregate contractual obligations table below for a summary of other material cash requirements as of September 30, 2024. The Company expects that cash on hand and cash provided by operating activities in future periods and outstanding borrowing capacity will be sufficient to fund projected uses of cash.
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
Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of cash requirements, both accrued and off-balance sheet, under our contractual obligations as of September 30, 2024 is summarized below:

	Payments due by period
(in millions)	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
Long-term debt (1)	$—	586	1,280	44	72	2,030	4,012
Interest payments (2)	34	239	206	131	130	2,216	2,956
Finance lease obligations (including imputed interest)	1	—	—	—	—	—	1
Operating lease obligations	$23	92	87	86	86	800	1,174
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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at September 30, 2024:

(in millions, except percentages)	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	586	—	44	72	2,030	2,732	2,008
Weighted average interest rate on fixed rate debt	—%	4.5%	—%	4.8%	4.4%	6.2%	5.8%	N/A
Variable rate debt	$—	—	1,280	—	—	—	1,280	1,280
Average interest rate on variable rate debt	—%	—%	6.5%	—%	—%	—%	6.5%	N/A
(1) Amounts exclude finance lease obligations and the issue discounts on the 4.45%, 5.45% and 5.95% senior secured notes.
N/A - Not applicable.
Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three and nine months ended September 30, 2024 would have been impacted by approximately $1 million and $2 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The Fifth Amended and Restated Credit Agreement provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of September 30, 2024, no borrowings in foreign currencies were outstanding.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5. Other Information
None.

Item 6. Exhibits
(a) Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

4.1
Indenture, dated September 25, 2024, by and among QVC, Inc., as issuer, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-38654) as filed on September 26, 2024 (the "September 2024 Form 8-K")).

4.2	Form of 6.875% Senior Secured Notes due 2029 (incorporated by reference to Exhibit 4.1 to the September 2024 Form 8-K).
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32.1	Section 1350 Certification**
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*Filed herewith.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QVC, Inc.

Date: November 7, 2024	By:/s/ DAVID L. RAWLINSON II
David L. Rawlinson II
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2024	By:/s/ BILL WAFFORD
Bill Wafford
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)