Form 10-K
period 2024-12-31
QVC INC
filed 2025-02-27
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
None of the voting or non-voting common stock of the registrant is held by a non-affiliate of the registrant. There is no publicly traded market for any class of voting or non-voting common stock of the registrant. There is one holder of record of our equity, Qurate Retail Group, Inc., an indirect wholly-owned subsidiary of QVC Group, Inc., formerly Qurate Retail, Inc.
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION I(2)

QVC, Inc.
2024 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business
* * * * *

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies, including our WIN strategy; capital expenditures; revenue growth; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; repayment of debt; economic and macroeconomic trends; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 1. “Business,” Item 1A. “Risk-Factors,” Item 2. “Properties,” Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. You should not place undue reliance on these forward looking statements made in this Annual Report on Form 10-K. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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
•increases in market interest rates;
•changes in tariffs, trade policy and trade relations with the United Kingdom (“U.K.”) and China;
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
•natural disasters, public health crises (such as COVID-19 and its variants or future pandemics or epidemics), political crises, and other catastrophic events or other events outside of our control, including climate change;
•failure to successfully implement business improvement initiatives and growth strategies; and
•dependence of QVC Group Inc., formerly known as Qurate Retail, Inc. (“QVC Group”) on our cash flow for servicing its debt.

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

Overview
QVC, Inc. and its consolidated subsidiaries (unless otherwise indicated or required by the context, the terms "we," "our," "us," the "Company," and "QVC" refer to QVC, Inc. and its consolidated subsidiaries) curates and sells a wide variety of consumer products via highly engaging, video-rich, interactive shopping experiences, distributed to over 200 million worldwide households each day through our broadcast networks. We also reach audiences through our websites (including QVC.com, HSN.com and others); virtual multichannel video programming distributors (including Hulu + Live TV, DirecTV Stream and YouTube TV); applications via streaming video; Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex, Alphabet and Samsung TV Plus; mobile applications; our social media pages and over-the-air broadcasters. We believe we are a global leader in video retailing, e-commerce, mobile commerce and social commerce, with operations based in the United States ("U.S."), Japan, Germany, the U.K., and Italy.
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

We offer a wide assortment of high-quality merchandise and classify our products into six groups: home, apparel, beauty, accessories, electronics and jewelry. It is our product sourcing team's mission to research and curate compelling and differentiated products from vendors who have sufficient scale to meet anticipated demand. We offer many exclusive and proprietary products, leading national and international brands and limited distribution brands offering unique items. Many of our products are endorsed by celebrities, designers and other well-known personalities who often join our presenters on our live programming and provide lead-in publicity on their own social media pages, websites and other customer touchpoints. We believe that our ability to demonstrate product features and present “faces and places” differentiates and defines the QVC shopping experience. We closely monitor customer demand and our product mix to remain well-positioned and relevant in popular and growing retail segments, which we believe is a significant competitive advantage relative to competitors who operate brick-and-mortar stores.
For the year ended December 31, 2024, approximately 96% of QVC's worldwide shipped sales were from repeat and reactivated customers (i.e., customers who made a purchase from us during the prior twelve months and customers who previously made a purchase from us but not during the prior twelve months). In the same period, QVC attracted approximately 2.5 million new customers and the global e-commerce operation comprised $5.5 billion, or 60.9%, of QVC's consolidated net revenue for the year ended December 31, 2024.
We operate eleven distribution centers and four contact centers worldwide. In 2024, our work force consisted of approximately 17,000 employees who handled approximately 79 million customer calls, shipped approximately 198 million units globally and served approximately 11.6 million unique customers. We believe our long-term relationships with major U.S. television distributors, including cable operators (e.g., Comcast, Charter Communications and Cox), satellite television providers (e.g. DIRECTV and DISH) and telecommunications companies (e.g., Verizon and AT&T), provide us with broad distribution, favorable channel positioning and significant competitive advantages. We believe that our significant market share, brand awareness, outstanding customer service, repeat customer base, flexible payments options, international reach and scalable infrastructure distinguish us from our competitors.
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
In 1995, Comcast purchased a majority shareholding in QVC. In 2003, Comcast sold its majority share to QVC Group.
HSN, Inc. ("HSN"), now a subsidiary of QVC, began broadcasting television home shopping programming in 1981 and, by 1985, was broadcasting its programming through a national network of cable and local television stations 24 hours a day, seven days a week.

On December 29, 2017, QVC Group completed the acquisition of the remaining 62% ownership interest of HSN it did not previously own in an all-stock transaction. On December 31, 2018, QVC Group transferred its 100% ownership interest in HSN to QVC through a transaction among entities under common control.
Reportable segments
QVC has two reportable segments: QxH and QVC-International. These segments reflect the way the Company evaluates its business performance and manages its operations. For financial information about our operating segments, please refer to note 15 to our accompanying consolidated financial statements, as well as to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

QxH
QxH's programming is distributed in the U.S., 20 hours per day of live programming, 364 days per year, to approximately 87 million television households and is distributed to approximately 99% of households subscribing to services offered by television distributors. QxH's televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full time basis, including the main QVC and HSN channels as well as the additional channels of QVC2, QVC3 and HSN2. These additional channels offer viewers access to a broader range of QxH programming options as well as more relevant programming for viewers in different time zones. QxH also has over-the-air broadcasting in designated U.S. markets that can be accessed by any household with a digital antenna in such markets, regardless of whether it subscribes to a paid television service. This allows QxH to reach customers who previously did not have access to the program through other television platforms.
QxH's programming is also available through QVC.com and HSN.com (our "Websites") as well as virtual multichannel video programming distributors (including Hulu + Live TV, DirecTV Stream and YouTube TV); applications via streaming video; Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex and Samsung TV Plus; mobile applications; our social media pages and over-the-air broadcasters (collectively, our "Digital Platforms"). Our Digital Platforms enable consumers to purchase goods offered on our broadcast programming along with a wide assortment of products that are available only on our Websites. Our Websites and other Digital Platforms are natural extensions of our business model, allowing customers to engage in our shopping experience wherever they are, with live or on-demand content customized to the device they are using. In addition, our Websites and mobile applications allow shoppers to browse, research, compare and perform targeted searches for products, read customer reviews, control the order-entry process and conveniently access their account. For the year ended December 31, 2024, approximately 89% of our new QxH customers made their first purchase through our Digital Platforms. QxH, including our Digital Platforms, contributed $6.6 billion, or 73%, of consolidated net revenue and $765 million of Adjusted OIBDA (defined in note 15 to the accompanying notes to our consolidated financial statements) for the year ended December 31, 2024.

The table below illustrates QxH's digital sales since 2022:

	Years ended December 31,
(in millions)	2024	2023	2022
QxH Digital Platform revenue	$4,219	4,321	4,450
Total QxH net revenue	6,598	6,995	7,359
QxH Digital Platform % of total QxH net revenue	63.9%	61.8%	60.5%
QVC-International
Our international business brings the QVC shopping experience to approximately 124 million households, primarily in Germany, Japan, the U.K., and Italy. Similar to QxH, our international business engages customers via multiple platforms, including broadcast networks, websites, mobile applications and social media pages. Our international product sourcing teams select products tailored to the interests of each local market. For the year ended December 31, 2024, our international operations, including our Digital Platforms, generated $2.4 billion, or 27%, of consolidated net revenue and $333 million of Adjusted OIBDA (defined in note 15 to the accompanying notes to our consolidated financial statements).
The table below illustrates QVC-International's digital sales since 2022:

	Years ended December 31,
(in millions)	2024	2023	2022
QVC - International Digital Platform revenue	$1,257	1,218	1,202
Total QVC - International net revenue	2,399	2,454	2,528
QVC - International Digital Platform % of total QVC - International net revenue	52.4%	49.6%	47.5%
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
Merchandise
We believe that our ability to combine product and programming helps us create competitive advantages over traditional brick-and-mortar and internet retailers. We seek to offer our customers an assortment of compelling, high-quality products. In the U.S., the QVC and HSN brands present on average 704 products and 544 products, respectively, every week on our live programming, approximately 44.5% and 28.0%, respectively, of which have not been presented previously to our television audience. We offer customers high-quality and brand name products, presented in a creative, informative, entertaining and engaging style. We provide a differentiated shopping experience by offering customers the opportunity to experience not only the product being sold, but also the people and places behind that product, thereby enhancing their overall shopping experience.
Our global merchandise mix features: home, apparel, beauty, accessories, electronics and jewelry. Many of our brands are exclusive, while others are created by well-known designers. Our global sales mix is provided in the table below:

	Years ended December 31,
Product category	2024	2023	2022
Home	41%	41%	40%
Apparel	18%	18%	18%
Beauty	18%	18%	17%
Accessories	11%	11%	11%
Electronics	7%	7%	9%
Jewelry	5%	5%	5%
Total	100%	100%	100%
Unlike traditional brick-and-mortar retailers with inventories across a network of stores, we are able to quickly adapt our offerings in direct response to changes in our customer's purchasing patterns. We utilize a test and re-order model to determine initial customer demand. Through constant monitoring, we aim to manage our product offerings to maximize net revenue and fulfill current demand in large growth segments where we can gain a greater share of our customers' purchases. Our merchandising team is dedicated to continually researching, pursuing and launching new products and brands. With a mandate to deliver hard-to-find value, our merchants find and curate collections of high quality goods from vendors with the scale to offer sufficient supply to our existing and future customers. We maintain strong relationships with our vendors, which are attracted by the showcasing and story-telling elements of our programming, and the volume of sales during featured presentations.

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
Distribution
QVC distributes its programming via satellite and optical fiber, to cable television and direct-to-home satellite system operators for retransmission to its subscribers in the U.S., Germany, Japan, the U.K., Italy and neighboring countries. The Company also transmits its programming over digital terrestrial broadcast television to viewers throughout Italy, Germany, and the U.K. and to viewers in certain geographic regions in the U.S. In the U.S., the Company uplinks its digital programming transmissions using a third party service or internal resources. The transmissions are uplinked to protected, non-preemptible transponders on U.S. satellites. "Protected" status means that, in the event of a transponder failure, QVC's signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, QVC's transponders cannot be preempted in favor of a user of a failed transponder, even another user with "protected” status. The Company's international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on international satellites and terrestrial transmitters. QVC's transponder service agreements for the Company's U.S. transponders expire at the earlier of the end of the lives of the satellites or the service agreements. The service agreements for QxH expire between 2025 and 2030. The service agreements for QVC-International transponders and terrestrial transmitters expire between 2025 and 2029.
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

Affiliation agreements
We enter into long-term affiliation agreements with certain of our television distributors who downlink our programming and distribute the programming to their customers. The majority of our affiliation agreements with distributors have termination dates ranging from 2025 to 2029. Our ability to continue to sell products to our customers is dependent on our ability to maintain and renew these affiliation agreements in the future. Although we are typically successful in obtaining and renewing these agreements, we do not have distribution agreements with some of the distributors that carry our programming. We are currently providing programming without affiliation agreements to distributors representing approximately 6% of our QVC channel distribution and 1% of our HSN channel distribution. Some of our programming may continue to be carried by distributors after the expiration dates on our affiliation agreements with them have passed.
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
Demographics of customers
We enjoy a very loyal customer base, as demonstrated by the fact that for the twelve months ended December 31, 2024, approximately 91% of our shipped sales came from repeat customers (i.e., customers who made a purchase from us during the prior twelve months), who spent an average of $1,460 each during this period. An additional 4% of shipped sales in that period came from new customers and the remaining 5% of shipped sales came from reactivated customers (i.e., customers who previously made a purchase from us, but not during the prior twelve months).
On a trailing twelve month basis, total consolidated customers were approximately 11.6 million which includes 7.6 million QxH customers and 4.0 million QVC-International customers. We believe our core customer base represents an attractive demographic target market. Based on internal customer data for QxH, approximately 74% of our 7.6 million customers for the twelve months ended December 31, 2024 were women over the age of 50.
We do not depend on any single customer for a significant portion of our revenue.
Order taking and fulfillment
We take a majority of our orders via our websites and via mobile applications on iPhone, iPad, Apple Watch, Android and other devices. QxH and QVC-International customers placed approximately 45.7% and 41.1%, respectively, of all orders directly through their mobile devices in 2024.
We primarily utilize home based customer service agents to handle calls, e-mail contacts and social contacts, allowing staffing flexibility for peak volume hours. In addition, we utilize computerized interactive voice response order systems for telephonic orders, which handle approximately 23% of all orders taken on a worldwide basis. QxH has seven distribution centers and QVC-International has four distribution centers. Our distribution centers and drop ship partners have shipped on average 367,000 units per day at QxH and 176,000 units per day for QVC-International during 2024.

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

We believe that QxH is a leader in video shopping, e-commerce, mobile commerce and social commerce. QxH curates quality products at outstanding values, provides exceptional customer service, establishes favorable channel positioning and multiple touchpoints across Digital Platforms and generates repeat business from our core customer base. QxH sales compare favorably to general, non-video based retailers due to our extensive customer reach and efficient cost structure. QxH's closest video shopping competitor is ShopHQ and our international operations face similar competition in their respective markets, such as Jupiter Shop Channel in Japan, HSE in Germany, and TJC, Ideal World, Gems TV, Must Have Ideas TV, and JML Direct in the U.K.
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
Human Capital
Headcount. QVC employed approximately 17,000 full-time and part-time employees as of December 31, 2024, which includes 10,600 employees at QxH and 6,400 employees at QVC-International. Employment levels fluctuate due to seasonal factors affecting our business. Additionally, we utilize independent contractors and temporary staffing personnel to supplement our workforce, particularly on a seasonal basis. We consider our employee relations to be good and a key factor in our workforce strategy.
Inclusion and Belonging. We remain committed to fostering an inclusive culture that ensures a sense of belonging for every team member, business partner and customer experience we offer by leveraging the backgrounds, perspectives and experiences of our team members to continuously exceed expectations and innovate for growth. We serve a broad range of customers around the world and we strive to understand the lives they lead in order to deliver authentic customer experiences with meaningful curated products and broad representation in our marketing, digital and on-air activities.
Team Member Engagement and Enablement. To improve team member engagement and enablement, we conduct an annual team member engagement survey and various pulse surveys throughout the year on topics such as company direction, leadership, culture, performance and rewards, and change management. The results of these surveys are used by management to improve the overall team member experience and retention, as well as help to inform our approach to company programs and practices. For example, based in part on feedback from team members we have established workstreams focused on career development, leadership competencies, and meeting free days.
Health and Safety. We are committed to maintaining a safe and secure work environment and have specific safety programs and protocols in place to protect our team members. This includes administering a comprehensive occupational injury- and illness-prevention program and training for team members. In addition to offering a variety of comprehensive health benefits plans, we also offer our team members a variety of mental, emotional, and physical wellness resources, among a number of other initiatives, such as greater access to telemedicine and home care help. Where applicable, we comply with country, state and local restrictions related to addressing specific health risks.
Government regulation
The manner in which we sell and promote merchandise and related claims and representations made in connection with these efforts is regulated by federal and state law. Some examples of regulatory agencies and regulations that affect the manner in which we sell and promote merchandise include the following:
•The Federal Trade Commission ("FTC") and the state attorneys general regulate the advertising of retail products and services offered for sale in the U.S., including, for example, the FTC's Rule Concerning the Use of Consumer Reviews and Testimonials and Guides for the Use of Environmental Marketing Claims.
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
As a result of an interest in various cable operators attributed to QVC Group, the Company may be deemed to be a satellite cable programming vendor in which a cable operator has an attributable interest for purposes of various FCC rules regarding the distribution of video programming to MVPDs. These include, for example, the FCC’s program access rules, which, in general, prohibit various unfair practices involving the distribution of video programming to MVPDs; and its program carriage rules, which, among other things, prohibit cable operators from favoring affiliated programmers so as to restrain unreasonably the ability of unaffiliated programmers to compete. The FCC program access and program carriage rules also make provision for enforcement of alleged violations through complaint proceedings initiated by aggrieved entities. The Company also may be subject to program access rules as a result of an FCC condition adopted in connection with its 2008 approval of a transaction involving a predecessor of QVC Group and News Corp.
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
The FCC’s closed captioning rules applicable to televised programming and programming distributed by IP initially placed closed captioning compliance obligations directly on the Company’s distributors. Amendments to those rules adopted by the FCC in 2016 extend direct compliance responsibility, jointly with distributors, to video programmers such as the Company, impose certain registration and certification requirements on the Company, and subject the Company to captioning complaint procedures. The registration and certification requirements of these amended rules have not yet become effective. On July 18, 2024, the FCC released a further notice of proposed rulemaking that would exempt from the captioning and certification requirements video programmers that provide or license video programming exclusively to a non-broadcast network for distribution by an MVPD, if such network has filed registration information and a certification with the FCC indicating that the network itself is exempt, or all programming comprising its linear lineup is compliant with, or exempt from, captioning obligations. The FCC proposal remains pending. As a result of the foregoing changes and rules involving captioning of IP-delivered programming and captioning quality standards, QVC may incur additional costs and compliance obligations related to closed captioning of its programming.
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
For example, the Children's Online Privacy Protection Act (“COPPA”) prohibits web sites from collecting personal information online from children under age 13 without parental consent and imposes a number of operational requirements. On December 20, 2023, the FTC released a notice of proposed rulemaking seeking comment on revisions to the FTC’s COPPA regulations that would, among other things, further restrict the use and disclosure of children’s personal information. The FTC rulemaking proceeding remains pending. Certain email activities are subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, commonly known as the CAN-SPAM Act. The CAN-SPAM Act regulates the sending of unsolicited commercial email by requiring the email sender, among other things, to comply with specific disclosure requirements and to provide an "opt-out" mechanism for recipients. Both of these laws include statutory penalties for non-compliance. The Digital Millennium Copyright Act limits, but does not eliminate, liability for listing or linking to third party websites that may include content that infringes on copyrights or other rights so long as our internet businesses comply with the statutory requirements. Various states also have adopted laws regulating certain aspects of internet communications. Federal legislation enacted in 2016 permanently extended the moratorium on state and local taxes on internet access.

Our e-commerce businesses are subject to domestic and foreign laws governing the collection, use, retention, security and transfer of personally-identifiable information about their users. The enactment, interpretation and application of user data protection laws are in a state of flux, and the interpretation and application of such laws may vary from country to country. For example, the European Union’s ("E.U.") General Data Protection Regulation (“GDPR”), which established new data laws that give customers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information, took effect in May 2018. Further, in 2015, the Court of Justice of the E.U. invalidated the "Safe Harbor Framework," which had allowed companies to collect and process personal data in E.U. nations for use in the U.S. The E.U.-U.S. Privacy Shield, which replaced the Safe Harbor Framework, and became fully operational in 2016, provided a mechanism to comply with data protection requirements when transferring personal data from the E.U. to the U.S. On July 16, 2020, the Court of Justice of the E.U. invalidated the E.U.-U.S. Privacy Shield, and imposed new obligations on the use of Standard Contractual Clauses ("SCCs") - another key mechanism to allow data transfers between the U.S. and the E.U. The European Commission adopted revised SCCs on June 4, 2021. In October 2024, the European Commission announced a consultation regarding new SCCs, which may be adopted in final form in 2025. In March 2022, the U.S. and the European Commission announced a new Transatlantic Data Privacy Framework (“DPF”) to replace the E.U.-U.S. Privacy Shield. On December 13, 2022, the European Commission issued an adequacy decision initiating the formal adoption process for the DPF, and the E.U. formally adopted the adequacy decision on July 10, 2023. The U.S. and the E.U. implemented the DPF in July 2023. The timing of enactment of the E.U.’s proposed ePrivacy Regulation, which, among other things, would adopt additional regulation of “cookies” and other internet tracking tools is uncertain. Following the “Brexit” withdrawal of the U.K. from the E.U., on June 28, 2021, the European Commission determined that the U.K.’s data protection laws essentially are equivalent to data protection laws in the European Economic Area. Finally, countries in other regions, most notably Asia, Eastern Europe and Latin America, are increasingly implementing new privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be enforced.
In the U.S., the new Congress may consider a range of legislation that would impose federal privacy obligations on organizations including obligations that could require organizations that suffer a breach of security related to personal information to notify owners of such information. Such federal legislation may not preempt similar state laws with the effect that organizations may be obligated to comply with separate federal and state laws that regulate the same activity in different, and possibly inconsistent, ways. Federal agencies, including the FTC, are seeking to regulate the use of personal data through rule-making efforts and through enforcement activities targeted at organizations. Many states have adopted laws requiring notification to users when there is a security breach affecting personal data, such as California's Information Practices Act. California also has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA took effect on January 1, 2020. The California Attorney General has issued implementation regulations and guidance regarding the CCPA, and undertook enforcement actions in 2024 regarding violations of the law. In November 2020, California voters approved the California Privacy Rights Act of 2020 (“CPRA”), which amends and extends the CCPA and establishes the California Privacy Protection Agency to implement and enforce consumer privacy laws.
Since the enactment of the CCPA, the following 19 additional states have enacted comprehensive privacy legislation: Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah and Virginia. In addition to broad consumer privacy laws, states are enacting and may continue to enact sectoral-specific privacy laws focused on health data, data about people under the age of 18, biometric data, the use of algorithms by organizations, and other matters. In some areas, the broad consumer privacy laws and sectoral-specific privacy laws may differ across states in ways that require complicated or expensive customer-facing solutions. For example, states that create opt-out or opt-in rights that differ from approaches generally taken by other states can result in a significant effort to implement and maintain solutions that comply with these more unique requirements. Private litigants are also using federal and state laws to pursue litigation related to the use of personal data, video content, chat tools and other communication tools, and trackers commonly used by organizations in the operation of consumer-facing websites and applications. Complying with these different national and state privacy requirements may cause us to incur substantial costs. In addition, we generally have and post on our websites privacy policies and practices regarding the collection, use and disclosure of user data. A failure to comply with such posted privacy policies or with the regulatory requirements of federal, state, or foreign privacy laws could result in proceedings or actions by governmental agencies or others (such as class action litigation) which could adversely affect our business.
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
In the U.S., we have registered trademarks and service marks including, but not limited to our brand names and logo, "QVC," "Quality Value Convenience," the "Q Logo," and "Q" and trademarks for our proprietary products sold such as "Arte D’Oro," "Cook’s Essentials," "Denim & Co.," "Diamonique," "Northern Nights" and "Zuda." Similarly, foreign registrations have been obtained for many trademarks and service marks for our brand names, logo and propriety products including, but not limited to, "QVC," the "Q Logo," "Cook’s Essentials," "Denim & Co.," "Diamonique" and "Northern Nights."
HSN has numerous trademark registrations or pending applications in the U.S. which help to expand HSN’s brand awareness. These registrations and applications include the “HSN” brand name and the “HSN logo” as well as registrations for HSN’s propriety products and services, including, but not limited to, “HSN Shop By Remote,” “Tech Impressions,” and “Concierge Collection.”
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
QVC Group relationship and related party transactions
The Company is an indirect wholly-owned subsidiary of QVC Group (Nasdaq: QVCGA, QVCGB and QVCGP), which owns Cornerstone Brands, Inc. ("CBI"), as well as other minority investments. QVC is part of QVC Group, a portfolio of brands including QVC and CBI. Zulily, LLC (“Zulily”) was a wholly owned subsidiary of QVC Group until its divestiture on May 24, 2023.
QVC engaged with Zulily, which had been a wholly-owned subsidiary of QVC Group since October 2015. Zulily is not part of the results of operations or financial position of QVC presented in this Annual Report on Form 10-K. Prior to QVC Group’s divestiture of Zulily, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives, and business advisory services. Refer to note 13 to the consolidated financial statements for further details.
QVC engages with CBI, which is a wholly owned subsidiary of QVC Group and prior to the common control transaction between QVC and QVC Group, was included as part of HSN. CBI is not part of the results of operations or financial position of QVC presented in the accompanying consolidated financial statements. During the year ended December 31, 2024, QVC and CBI engaged in multiple transactions relating to sourcing of merchandise, personnel and business advisory services. Refer to note 13 to the accompanying consolidated financial statements for further details.

On December 30, 2020, the Company and Liberty Interactive LLC ("LIC") completed an internal realignment of the Company's global finance structure that resulted in a common control transaction with QVC Group. As part of the common control transaction, LIC issued a promissory note (“LIC Note”) to a subsidiary of the Company with an initial face amount of $1.8 billion, a stated interest rate of 0.48% and a maturity of December 29, 2029. Interest on the LIC Note is paid annually. QVC recorded $8 million and $9 million of related party interest income for each of the years ended December 31, 2024 and 2023, respectively, included in interest expense, net in the consolidated statement of operations.
On October 27, 2021, QVC amended and restated its senior secured credit facility (the "Fifth Amended and Restated Credit Agreement") which is a multi-currency facility that provides for a $3.25 billion revolving credit facility (see note 7 to the accompanying consolidated financial statements). The Fifth Amended and Restated Credit Agreement may be borrowed on by QVC, CBI, and QVC Global (collectively, the “Borrowers”). Under the terms of the Fifth Amended and Restated Credit Agreement, the Borrowers are jointly and severally liable for all outstanding borrowings. In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the senior secured credit facility plus any additional amount it expects to repay on behalf of CBI. There were no borrowings by CBI outstanding on the Fifth Amended and Restated Credit Agreement as of December 31, 2024 and December 31, 2023.

On June 27, 2022, QVC Group announced a five-point turnaround plan designed to stabilize and differentiate its core HSN and QVC-U.S. businesses and expand the Company's leadership in video streaming commerce (“Project Athens”). Project Athens main initiatives included: (i) improve customer experience and grow relationships; (ii) rigorously execute core processes; (iii) lower cost to serve; (iv) optimize the brand portfolio; and (v) build new high growth businesses.
During 2022, QVC commenced the first phase of Project Athens, including actions to reduce inventory and a planned workforce reduction that was completed in February 2023. QVC recorded restructuring charges of $13 million during the year ended December 31, 2023 in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statement of operations. These initiatives were consistent with QVC’s strategy to operate more efficiently as it implemented its turnaround plan.
During the second quarter of 2024, QVC entered into an agreement and announced a plan to shift its global operating model for information technology services to a managed services model. As a result, during the year ended December 31, 2024 QVC recorded restructuring charges of $18 million in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statements of operations.
Project Athens laid the foundation for sustained growth by enhancing operational efficiency and financial margins and embedding a culture of continuous improvement. Following the completion of Project Athens and building on these successes, on November 14, 2024 QVC announced a transition to the WIN strategy, targeting top-line growth through three central priorities: (i) ‘Wherever She Shops’ - aims to enhance customer interactions across diverse platforms; (ii) ‘Inspiring People & Products’ - fosters rich, engaging content experiences; and (iii) ‘New Ways of Working’ - emphasizes leveraging technology and process enhancements to streamline operations and fuel innovation. With the strategy, QVC plans to broaden content outreach by creating dynamic, purpose-built experiences that resonate across social media and digital streaming channels. By optimizing our production studios and fostering continuous improvement, we envisage content creation as an integrated, efficient process that adapts to various platforms without losing the essence of our brand. We aim to grow audiences and redefine shopping experiences, ensuring that we meet our customers wherever they are while building on our heritage for sustained success.
On January 29, 2025, the Company announced the consolidation of its QVC and HSN operations at the Company’s Studio Park location in West Chester, PA, and the closing of the St. Petersburg, FL campus. The consolidation is part of QVC’s organizational and strategic changes intended to support the Company’s growth strategy. We are currently evaluating the financial impact of the consolidation and anticipate recording severance and accelerated depreciation.
We are a "close corporation" under Delaware law and, as such, our stockholder, rather than a board of directors, manages our business. Since our stockholder is an indirect wholly owned subsidiary of QVC Group, certain aspects of our management, including the approval of significant corporate transactions such as a change of control, are controlled by QVC Group, rather than an independent governing body. Our Chief Executive Officer and President, David L. Rawlinson II, also became President and Chief Executive Officer of QVC Group during 2021.

QVC Group's interests may not coincide with our interests or yours and QVC Group may cause us to enter into transactions or agreements with related parties or approve corporate actions that could involve conflicts of interest. For example, QVC Group's dependence on our cash flow for servicing its debt and for other purposes is likely to result in our payment of large dividends to QVC Group, which may increase our leverage and decrease our liquidity. We paid $108 million, $437 million, and $1,270 million of dividends to QVC Group during the years ended December 31, 2024, 2023, and 2022, respectively. See also Item 1A. "Risk Factors."

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
Risk Factor Summary

The following is a summary of the material risk factors that could adversely affect our business, financial condition, and results of operations:

Risks Related to Our Financial Condition and Business

•Business improvement initiatives focused on promoting business growth strategies and generating cost savings may not be successful in generating operating results in the anticipated amounts, it may take longer than expected to realize, or they could produce such results for only for a limited period.
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
•Legislation or regulations related to climate change and focus by governmental and non-governmental organizations, stockholders and customers on sustainability issues may have a material adverse effect on our business and results of operations.
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
•Our business, key financial and operating metrics, and results of operations have been, and may in the future be, negatively impacted by a pandemic or epidemic, such as COVID-19
•Impairment of our goodwill or other intangible assets could have a material adverse effect on our business, results of operations and financial condition.
Risks Related to Technology and Information Security

•Any continued or permanent inability to transmit our programming via satellite would result in lost revenue and could result in lost customers.
•Our e-commerce business could be negatively affected by changes in third-party digital platform algorithms and dynamics as well as our inability to monetize the resulting web traffic.
•Our e-commerce business may experience difficulty in the ongoing development, implementation and customer acceptance of applications for personal electronic devices, which could harm our business.
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
•The processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements and policies or differing views of personal privacy rights.
Risks Related to Economic Conditions
•We have operations outside of the U.S. that are subject to numerous operational and financial risks.
•Fluctuations in currency exchange rates may lead to lower revenues and earnings.
•Weak and uncertain economic conditions worldwide may reduce consumer demand for our products and services.
•Uncertainty and increases in market interest rates could increase our operating costs and decrease consumer demand, which may adversely affect our business.
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
•We may be limited in our ability to pay dividends or make other restricted payments to QVC Group.
Risks Related to Our Financial Condition and Business

Business improvement initiatives focused on promoting business growth strategies and generating cost savings may not be successful in generating results in the anticipated amounts, may take longer than expected to realize, or could produce results for only for a limited period

QVC Group has implemented, and in the future will continue to implement, business improvement initiatives focused on promoting business growth strategies and generating cost savings. For example, during the second quarter of 2024, we entered into an agreement and announced a plan to shift our global operating model for information technology services to a managed services model. However, these initiatives require us to incur additional expenses, which could adversely impact our financial results prior to the realization of the expected benefits associated with these initiatives. These initiatives could also divert the attention of management and cause disruptions in our business, which could have an adverse impact on our business and financial results. Due to numerous factors or future developments, we may not achieve cost reductions or other business improvements consistent with our expectations or the benefits may be delayed or achieved for only a limited period. These factors or future developments could include the incurrence of higher than expected costs or delays in workforce reduction measures, actual savings differing from anticipated cost savings, anticipated benefits from business improvement initiatives not materializing and disruptions to normal operations or other unintended adverse impacts resulting from the initiatives.

The retail business environment is subject to intense competition, and we may not be able to effectively compete for customers

We operate in a rapidly evolving and highly competitive retail business environment. Although we are the U.S.’s largest television shopping retailer, we have numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, other televised shopping retailers such as ShopHQ and JTV (Jewelry Television) in the U.S., Jupiter Shop Channel in Japan, HSE in Germany, GM24 in Italy, and Ideal World in the U.K., infomercial retailers, internet retailers, including livestream shopping retailers and platforms, and mail-order and catalog companies. Many of our current and potential competitors have greater resources, longer histories, more customers and greater brand recognition than we do. They may secure better terms from vendors, adopt more aggressive pricing, offer free or subsidized shipping and devote more resources to technology, fulfillment and marketing. Other companies also may enter into business combinations or alliances that strengthen their competitive positions. Such business combinations or alliances may result in competitors with greatly improved financial resources, improved access to merchandise, greater market penetration than they previously enjoyed and other improvements in their competitive positions. This may cause our customers to elect to purchase products from a competitor that they would have historically purchased from QVC, resulting in less revenue to QVC.

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

In addition, many retailers, especially online retailers with whom we compete, are currently offering customers more competitive shipping and returns terms than QVC, including faster delivery and free or discounted shipping and returns. As a result of these practices, we may experience further competitive pressures to attract customers and/or to change our shipping and returns program in order to retain existing customers. Our ability to be competitive on delivery times and shipping costs depends on many factors, and our failure to successfully manage these factors and offer competitive shipping terms could negatively impact the demand for our products and our profit margins. We also compete for access to customers and audience share with other providers of televised, online and hard copy entertainment and content. Our inability to compete effectively with regard to the assortment, product price, shipping terms, shipping pricing or free shipping and quality of the merchandise we offer for sale or to keep pace with competitors in our marketing, service, location, reputation, credit availability and technologies, could have a material adverse effect.

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

Our long-term success depends in large part on our continued ability to attract new customers and retain existing customers and we may not be able to do that in a cost-effective manner

In an effort to attract and retain customers, we engage in various merchandising and marketing initiatives, which involve the expenditure of money and resources, particularly in the case of the production and distribution of our television programming, digital content (including through streaming and social media), and digital marketing. We have spent, and expect to continue to spend, increasing amounts of money on, and devote greater resources to, certain of these initiatives, particularly in our continuing efforts to increasingly engage customers through online digital marketing and to personalizing our customers’ shopping experience. These initiatives, however, may not resonate with existing customers or consumers generally or may not be as cost-effective as traditional television advertising. In addition, costs associated with the production and distribution of our television programming and digital content and costs associated with digital marketing, including marketing on third-party platforms such as Alphabet, Meta, TikTok, Roku and Amazon Fire, have increased and are likely to continue to increase in the foreseeable future and, if significant, could have a material adverse effect to the extent that they do not result in corresponding increases in net revenue.

We depend on the television distributors that carry our programming and no assurance can be given that we will be able to maintain and renew our affiliation agreements on favorable terms or at all
In the U.S., we currently distribute our programming through affiliation or transmission agreements with many television service providers, including, but not limited to, Comcast, DIRECTV, Charter, DISH, Verizon and Cox. Internationally, we currently distribute our programming through providers such as Vodafone TV Connect and Vodafone GigaTV, Freenet TV, SES ASTRA, Telekom Matenta TV, PYUR, A1 Xplore TV, Jupiter Telecommunications, Ltd., BS Nippon Corporation, The Sky Perfect JSAT Group, World Hi-Vision Channel, Inc., Sky UK, Freesat, Freeview Virgin Media, Tivu Tivusat and Sky Italia. The majority of our affiliation agreements with distributors have expired and are in renegotiations or are scheduled to expire between 2025 to 2029 unless renewed prior to the applicable expiration. As part of normal course renewal discussions, occasionally we have disagreements with our distributors over the terms of our carriage, such as channel placement or other contract terms. If not resolved through business negotiation, such disagreements could result in litigation or termination of an existing agreement. Termination of an existing agreement resulting in the loss of distribution of our programming to a material portion of our television households may adversely affect our growth, net revenue and earnings.

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

The increasing number of companies offering streaming services, including some with exclusive high-quality original video programming, as well as programming networks offering content directly to consumers over the internet, has increased the number of entertainment choices available to consumers, which has intensified audience fragmentation. The increase in entertainment choices adversely affects the viewership of our programming. Although we have secured the placement of our streaming service and primary channels on most major streaming platforms (such as Samsung, Roku, Amazon, Vizio, and LG), we face the risk that we may be unable to maintain our current placements, obtain new placements as new platforms develop or optimize consumer discovery.

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

In October 2023, HSN entered into a settlement agreement with the CPSC in which HSN agreed to pay a civil penalty of $16 million to settle the CPSC’s claim that HSN allegedly failed to timely submit a report under the CPSA in relation to handheld clothing steamers sold by HSN under the Joy Mangano brand names My Little Steamer® and My Little Steamer® Go Mini that were subject to a voluntary recall previously announced on May 26, 2021. The settlement agreement also requires HSN to implement and maintain a compliance program to ensure compliance with the CPSA. As part of that program, during October and November 2024, HSN conducted the first of three annual internal audits of the effectiveness of our policies, procedures, systems and training related to CPSA compliance. HSN also submitted the first of three annual reports to the CPSC’s Office of Compliance, Division of Enforcement and Litigation, on December 20, 2024. Violation of these consent decrees and settlement agreements may result in the imposition of significant civil penalties for non-compliance and related redress to consumers and/or the issuance of an injunction enjoining these businesses from engaging in prohibited activities.

Failure to comply with existing laws, rules and regulations, or to obtain and maintain required licenses and rights, could subject us to additional liabilities

We market and provide a broad range of merchandise through television shopping programs, digital content (including through streaming and social media), and, to an increasing extent, digital marketing. As a result, we are subject to a wide variety of laws, rules, regulations, policies and procedures in various jurisdictions, including foreign jurisdictions, which are subject to change at any time, including laws regarding consumer protection, privacy, the regulation of retailers generally, the license requirements for television retailers in foreign jurisdictions, the importation, sale and promotion of merchandise and the operation of warehouse facilities, as well as laws and regulations applicable to the internet and businesses engaged in online and mobile commerce, such as those regulating the sending of unsolicited, commercial electronic mail and texts. See Item 1. “Business – Government regulation” for further discussions of regulations to which we are subject. Additionally, we accept payments for our products using a variety of methods. For existing and future payment options we offer to our customers, we currently are subject to, and may become subject to additional, regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of our payment products). Our failure to comply with these laws and regulations could result in a revocation of required licenses, fines and/or proceedings against us by governmental agencies and/or consumers, which could adversely affect our business, financial condition and results of operations. Moreover, unfavorable changes in the laws, rules and regulations applicable to us could decrease demand for merchandise offered by us, increase costs and/or subject us to additional liabilities. Similarly, new disclosure and reporting requirements, established under existing or new state or federal laws, such as requirements to disclose efforts to identify the origin and existence of certain "conflict minerals" or abusive labor practices in portions of our supply chain, could increase the cost of doing business, adversely affecting our results of operations. Finally, certain of these regulations impact the marketing efforts of our brands and business.

Use of social media and influencers may materially and adversely affect our reputation or subject us to fines or other penalties

We use third-party social media platforms as, among other things, selling and marketing tools. Many of our products are endorsed by celebrities, designers and other well-known personalities and influencers who often join our presenters on our live programming and provide lead-in publicity on their own social media pages, websites and other customer touchpoints. As existing e-commerce and social media platforms continue to rapidly evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms we use change their policies or algorithms, we may not be able to fully optimize such platforms, and our ability to maintain and acquire customers and our financial condition may suffer.

Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of these platforms and devices, they can be subject to disruptions for reasons beyond our control. For example, lawmakers in the U.S., Europe and Canada have recently escalated efforts to restrict access to TikTok. On April 24, 2024, President Biden signed a bill to either force a sale of TikTok by its Chinese owner, ByteDance, or institute a ban on the app in the U.S. The deadline for a sale or a shutdown of operations was January 19, 2025, and, although the deadline has been extended by President Trump, TikTok experienced a temporary shutdown of its operations. Individual states, governmental bodies and institutions have also voiced concerns that TikTok poses a national security threat and have pursued similar prohibitions. The failure by us, our employees, or our network of celebrities, designers and other well-known personalities and influencers to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and operating results.

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

Although we require influencers who we retain to agree to comply with our terms and conditions, as well as applicable laws, regulations, guidelines, and other requirements applicable to the activities of our influencers, we do not specifically prescribe what our influencers post. Other influencers who make claims or statements about our products may be subject to terms and conditions of social media platforms instead of our terms and conditions. In some cases, we may ask an influencer to edit or remove unsubstantiated claims or statements that could be misleading to our consumers. However, if we were held responsible for the content of our influencers’ posts or their actions or for the content or actions of other influencers, we could be fined or forced to alter our practices, which could have an adverse impact on our business.

Negative commentary regarding us, our products or influencers and other third parties who are affiliated with us may also be posted on social media platforms and may be adverse to our reputation or business. Influencers with whom we maintain relationships, or who otherwise promote our products through a separate relationship with a social media platform, could engage in behavior or use their platforms to communicate directly with our customers in a manner that reflects poorly on our brand and may be attributed to us or otherwise adversely affect us. It is not possible to prevent such behavior, and the precautions we take to detect this activity may not be effective in all cases. Our target consumers often value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate, without affording us an opportunity for redress or correction.

Legislation or regulations related to climate change and focus by governmental and non-governmental organizations, stockholders and customers on sustainability issues may have a material adverse effect on our business and results of operations

National, state and local governments, as well as some of our customers, , investors, employees, business affiliates and other stakeholders have been focused on ESG matters, such as climate change, environmental stewardship, water use, social responsibility, responsible sourcing, sustainable packaging and supply chain practices, animal health and welfare, human rights in our supply chain and human capital in our operations. This focus on sustainability has resulted in new domestic and international legislation or regulations and growing customer expectations relating to reporting on greenhouse gas emissions and other sustainability matters that could negatively affect us as we may incur additional costs or be required to make changes to our operations in order to comply with these new regulations or result in loss of business if our reporting does not satisfy customer expectations. On March 21, 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related risks and final rules were adopted in March 2024. Although the climate-related disclosure rules have been stayed by the SEC pending litigation challenging the rules, if the rules are implemented we may incur increased costs relating to the assessment and disclosure of climate-related risks. The domestic and international jurisdictions in which we operate are following different approaches to the regulation of climate change and other sustainability matters, which increases the complexity of, and potential cost related to complying with, such regulations. On January 20, 2025, President Trump signed an executive order to withdraw the U.S. from the Paris Agreement, marking a significant shift in U.S. climate policy. It remains unclear what further actions President Trump may take with respect to domestic and international programs and initiatives, what support the Trump administration would have for any potential changes to such legislative programs and initiatives in the U.N. or Congress and what the impact of any such changes might be.

Legislation or regulations that impose, or could potentially impose restrictions, caps, taxes or other controls on energy use, packaging and waste, sustainable value chain practices, animal health and welfare and water use may have a material adverse effect on our results of operations. Such restrictions, caps, taxes or other controls may also increase the operating costs of our various vendors, which in turn could increase our cost of doing business or impact our revenues, and if we fail to comply with such regulations, we could be subject to fines, enforcement actions or litigation and experience reputational damage. Additionally, if our various vendors are unable or unwilling to comply with providing us the necessary greenhouse gas, social or other information or packaging and waste data required by legislative or regulatory actions, we could be subject to regulatory actions if we are found to not have satisfied such regulatory requirements, and our associated cost of disclosure, our overall financial results as a result of strained relationships with our customers and vendors, or our reputation may be materially adversely affected. In addition, our revenues could decrease if we are unable to meet customer sustainability requirements or competitive pressures to source products that are, or are perceived as, sustainable. These additional costs, changes in operations or loss of revenues may have a material adverse effect on our business and results of operations.

Additionally, our failure or perceived failure to meet our ESG goals and targets, or our failure or perceived failure to meet regulatory requirements or the expectations of non-governmental organizations, investors, employees, business affiliates, customers or other stakeholders could lead to fines, litigation, loss of business relationships, decreased customer loyalty, reputational damage, reduced demand for our products and other negative impacts on our business and operations.

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

We offer our installment payment option on most of our merchandise and, in certain circumstances, offer it as the default payment option. Failure to effectively manage our installment sales plans and revolving credit card programs could negatively impact our results of operations

We offer an installment payment option in all our markets other than Japan, which is available on certain merchandise we sell. This installment payment option is called “Easy-Pay” at QVC-U.S. and in the U.K., “Q-Pay” in Germany and Italy, and “Flex-Pay” at HSN. Our installment payment option is currently offered on most of our merchandise and, for QVC-U.S. website and mobile sales, is the default payment option on all products on which it is offered. Full payment for merchandise at the time of sale would require the customer to affirmatively change that option. Our installment payment option, when offered, allows customers to pay for certain merchandise in multiple interest-free monthly installments. When the installment payment option is offered by us and elected by the customer (or if the customer inadvertently purchases merchandise using the installment payment option because it was the default payment option), the first installment is typically billed to the customer’s credit or debit card upon shipment. Generally, the customer’s credit or debit card is subsequently billed in additional monthly installments until we have billed the total purchase price of the products. We cannot predict whether customers will pay their installments when due or at all, regardless of whether the customer would have preferred to pay in one lump-sum but did not opt out of the installment payment option. Accordingly, we maintain an allowance for customer bad debts arising from these late and unpaid installments. This provision for customer bad debts is provided as a percentage of accounts receivable based on our historical experience in the period of sale and is included within selling, general and administrative expense. To the extent that customers elect installment payment options at greater rates, or to the extent the number of customers failing to opt out of the default installment payment option increases, we would be required to maintain a greater allowance for customer bad debt and to the extent that installment payment option losses exceed historical levels, our results of operations may be negatively impacted.

Most major retailers either directly or through third parties offer some form of Buy Now Pay Later (“BNPL”) financing arrangements, typically through a digital user account, which allow the consumer to access credit on a repeated basis. Recently, in the U.S., the Consumer Financial Protection Bureau (the “CFPB”) indicated that these BNPL financing arrangements meet the criteria for credit card providers under the Truth in Lending Act (“TILA”). However, QVC and HSN do not utilize digital user accounts for either Easy Pay or FlexPay, and therefore have taken the position that CFPB’s interpretive rule does not apply to our practices. Easy Pay and FlexPay are available to any qualified consumer who is purchasing from QVC and HSN, with or without a QVC or HSN customer account, and offered on a one-time basis that does not enable a consumer to access future credit. Although we believe this most recent guidance does not impact our practices, we cannot predict future scrutiny by the CFPB or changes to existing laws and regulations or their interpretation, or the adoption of new laws or regulations, which could require mandatory changes to our installment payment options. Implementing these changes may increase our costs to maintain our installment payment options and may make our installment payment options less desirable to our customers which could lead to a decline in sales; additionally, failure to comply with these laws and regulations could result in the imposition of fines and penalties, any of which could have an adverse effect on our results of operations.

In the U.S., QxH has agreements with a large consumer financial institution (the "Bank") pursuant to which the Bank provides revolving credit directly to our customers for the sole purpose of purchasing merchandise from us with a Private Label Credit Card ("PLCC"). We cannot predict the extent to which customers will use the PLCC, nor the extent that they will make payments on their outstanding balances, especially during periods of high economic uncertainty or in response to inflationary pressures. As QVC receives a portion of the net economics from the credit card program, the ability of customers to make payments on their outstanding balances due to circumstances related to economic uncertainty or inflationary pressures could result in reduced PLCC income to QxH from the Bank. Additionally, in March 2024, the CFPB issued a final rule limiting credit card penalty fees, which was stayed pending ongoing litigation, and proposed regulations limiting late fees on credit card payments could also result in reduced PLCC income to QxH from the Bank.

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

Natural disasters, political crises, and other catastrophic events or other events outside of our control, including climate change, may damage our facilities or the facilities of third parties on which we depend, adversely affect our ability to operate our businesses and have broader effects

Our corporate headquarters and operations center are located in West Chester, Pennsylvania, and we also operate regional headquarters and administrative offices, distribution centers and contact centers worldwide. If any of these facilities or the facilities of our vendors or third-party service providers are affected by natural disasters (such as fires, earthquakes, hurricanes, tsunamis, power shortages or outages, floods or monsoons), public health crises (including resurgences of COVID-19 and its variants or future pandemics and epidemics), political crises (such as terrorism, war, political instability, geopolitical tension, insurrections or other conflict), or other events outside of our control, including climate change, our business, financial condition and results of operations could be materially adversely affected. Although we maintain property, general liability and business interruption insurance coverage, it may not be applicable to, or sufficient to cover, all claims, costs, and damages. In December, 2021, QVC experienced a fire at its Rocky Mount fulfillment center in North Carolina, during which one contractor lost his life. Rocky Mount was the Company’s second-largest fulfillment center, processing approximately 25% to 30% of volume for QVC-U.S., and also served as QVC-U.S.’s primary returns center for hard goods. We sold the Rocky Mount facility in 2023 and as a result are making investments to increase throughput. Order fulfillment, inbound deliveries and customer returns that were previously handled at the Rocky Mount facility are now routed through other distribution facilities within the Company’s distribution network and third-party logistic service providers.

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

Our business, key financial and operating metrics, and results of operations have been, and may in the future be, negatively impacted by a pandemic or epidemic, such as COVID-19

The COVID-19 pandemic resulted in significant disruption to the global economy and negatively impacted us and our operations, including as a result of a range of negative effects on our supply chain due to factory closures, shipping and trucking delays and labor shortages, as well as product shortages. In addition, we experienced material negative impacts to our financial results as a result of COVID-19 and the resulting economic disruption, including to our capital and liquidity, decreases in the disposable income of existing and potential new customers, heightened inflation, increased currency volatility resulting in adverse currency rate fluctuations and higher interest rates. It is unclear whether and to what extent a future pandemic or epidemic could impact our financial condition and results of operations. If our manufacturers and vendors are unable to meet our supply needs in a timely manner, or at all, we may be required to shift product promotion to items which are available, but possibly not in demand, which could have a negative impact on sales.

Delays by manufacturers and vendors as a result of a future pandemic or epidemic could also result in delays to delivery dates to our customers, which could result in the cancellation of orders, customers’ refusal to accept deliveries, a reduction in purchase prices and ultimately, termination of customer relationships. We cannot be certain that we would be able to identify alternative sources for our products without delay or without greater cost to us.

Additionally, a future pandemic or epidemic may adversely impact our ability to comply with various legal and contractual obligations and may expose us to increased litigation, including labor and employment claims, breach of contract claims and consumer claims by our customers. Our insurance coverage may not be applicable to, or sufficient to cover, all claims, costs, and damages we may incur as a result of a future pandemic or epidemic, which would result in our bearing such costs and could have a material adverse effect on our business, financial condition and results of operations.

There can be no assurance that the future occurrence of a pandemic or epidemic, will not result in recession for the U.S. economy and other major global economies and we anticipate our businesses and operations would be materially adversely affected by a prolonged recession in the U.S. and other major markets.

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

For example, for the year ended December 31, 2024 the Company identified impairments for the QxH reporting unit related to the QVC and HSN tradenames and goodwill. As previously reported in the years ended December 31, 2023 and 2022, we recorded impairments for the QxH reporting unit goodwill and the HSN tradename and goodwill, respectively.

Additionally, recent business trends and global economic conditions may continue to make it a challenge for our reporting units to be able to realize their current long-term forecast. The Company will continue to monitor its reporting units’ current business performance versus the current and updated long-term forecasts, among other relevant considerations, to determine if the carrying value of its assets (including goodwill and trademarks) is appropriate. Future outlook declines in revenue, cash flows, or other factors could result in a sustained decrease in fair value that may result in a determination that carrying value adjustments are required, which could be material, and we could be required to record additional impairment charges on our goodwill or other identifiable intangible assets in the future, which could result in reductions to stockholders’ equity and material non-cash charges to our earnings and may negatively impact our stock price and financial condition.

Risks Related to Technology and Information Security

Any continued or permanent inability to transmit our programming via satellite would result in lost revenue and could result in lost customers

We continue to utilize geo-stationary orbital satellites for the transmission of our television programming signals to our video programming distributors which rely upon satellite earth stations for their operations. Our success is dependent upon our continued ability to transmit our television programming signals to video programming service providers from our satellite uplink facilities, and for our distributors to continue to receive our programming at their satellite earth station downlink facilities. These transmissions are subject to FCC regulation and compliance in the U.S. and foreign regulatory requirements in our international operations. In most cases, we have entered into long-term satellite transponder leases to provide for continued carriage of our programming on replacement transponders and/or replacement satellites, as applicable, in the event of a failure of either the transponders and/or satellites currently carrying our programming. Although we believe we take reasonable and customary measures to ensure continued satellite transmission capability and that these international transponder service agreements can be renewed (or replaced, if necessary) in the ordinary course of business, termination or interruption of satellite transmissions may occur, particularly if we are not able to successfully negotiate renewals or replacements of any of our expiring transponder service agreements in the future.

Our e-commerce business could be negatively affected by changes in third-party digital platform algorithms and dynamics as well as our inability to monetize the resulting web traffic

The success of our e-commerce business and our online marketing efforts depends on a high degree of website traffic, which is dependent on many factors, including the availability of appealing website content, user loyalty and new user generation from various digital marketing channels that charge a fee. Third-party digital platforms, such as Google and Facebook, frequently update and change the logic that determines the placement and display of results of a user’s search, or advertiser content, such that the purchased or algorithmic placement of advertisements or links to the websites of our e-commerce business can be negatively affected. If a major search engine or third-party digital platform changes its algorithms in a manner that negatively affects our paid advertisement distribution or unpaid search ranking, the business and financial performance of our e-commerce business would be adversely affected, potentially to a material extent. Additionally, mobile application distribution platforms, such as Apple’s App Store and the Amazon Appstore for Android, may require that third party digital platforms and e-commerce companies present users with an option where the user chooses to opt-in or opt-out of tracking technology used by these third party digital platforms or included in mobile applications. To the extent that users opt-out of tracking technology used by third party digital platforms on which we advertise or users of our applications opt-out of tracking technology included in our applications, our ability to monitor and improve customer experience and track the effectiveness of our digital marketing strategies would be adversely impacted. Furthermore, our failure to successfully manage our digital marketing strategies could result in a substantial decrease in traffic to our website, as well as increase costs if we were to replace free traffic with paid traffic. Even if our e-commerce business is successful in generating a high level of website traffic, no assurance can be given that our e-commerce business will be successful in achieving repeat user loyalty or that new visitors will explore the offerings on our site. Monetizing this traffic by converting users to consumers is dependent on many factors, including availability of inventory, consumer preferences, price, ease of use and website quality. Globally, the cost of digital marketing has increased significantly and no assurance can be given that the fees we pay to third-party digital platforms will not exceed the revenue generated by our visitors. The increasing costs of digital marketing may require that we find more cost-effective ways of reaching and retaining consumers, such as through the use of social media and influencers, which may not be as effective as the current methods of digital marketing. Any failure to sustain user traffic or to monetize such traffic could materially adversely affect the financial performance of our e-commerce business and, as a result, adversely affect our financial results.

Our e-commerce business may experience difficulty in the ongoing development, implementation and customer acceptance of applications for personal electronic devices, which could harm our business

Although our e-commerce business has developed services and applications to address user and consumer interaction with website content on personal electronic devices, such as smartphones and tablets, the ways in which consumers use or rely on these personal electronic devices is continually changing. If the services or applications we develop in response to changes in consumer behavior are defective, unstable or viewed as ineffective by consumers, our e-commerce business may experience difficulty attracting and retaining traffic on these platforms. Any failure to attract and retain traffic on these personal electronic devices could materially adversely affect the financial performance of our e-commerce business and, as a result, adversely affect our financial results. Additionally, as new devices and new platforms are continually being released, it is difficult to predict the challenges that may be encountered in developing versions of our e-commerce business offering for use on these alternative devices, and our e-commerce business may need to devote significant resources to the creation, support, and maintenance of their services on such devices.

Our business is subject to cyber security risks, including cyber security threats and cybersecurity incidents, such as security breaches and identity theft

Through our operations, sales, marketing activities, and use of third-party information, we collect and store certain non-public personal information that customers provide to purchase products, enroll in promotional programs, register on websites, or otherwise communicate with us. This may include demographic information, phone numbers, driver license numbers, contact preferences, personal information stored on electronic devices, and payment information, including credit and debit card data. We also gather and retain information about employees and job applications in the normal course of business. We may share information about such persons with vendors, contractors and other third-parties that assist with certain aspects of our business. In addition, our online operations depend upon the transmission of confidential information over the internet, such as information permitting cashless payments. Like many e-commerce companies, we frequently encounter unauthorized parties attempting to gain access to our or our vendors’ information systems by, among other things, hacking those systems, through fraud or other means of deceiving our employees or vendors, or burglaries. We also face cybersecurity risks from errors by our or our vendors’ employees, misappropriation of data by employees, vendors or unaffiliated third-parties, or other irregularities that may result in disruption of services or persons obtaining unauthorized access to our company’s data. For example, third party service providers, such as telecommunications and cloud services providers, have been subject to increasing cyberattacks from state-sponsored threat actors that could materially impact our information systems and operations. Additionally, as a result of the increased number of employees working remotely, we and our partners may be more vulnerable to cybersecurity incidents and attacks and other security threats, including attempts by certain persons to obtain employment using falsified identities with our company or with third parties who provide goods and services to our company. The techniques used to gain access to our or our vendors’ computer systems, data or customer information, disable or degrade service, or sabotage systems are constantly evolving and continue to become more sophisticated and targeted, may be difficult to detect quickly, and often are not recognized until launched against a target. Further, the use of AI and machine learning by cybercriminals may increase the frequency and severity of cybersecurity attacks against us or our suppliers, vendors and other service providers. Increasingly, unauthorized parties are exploiting access they gain to third party vendors to target companies that do business with these vendors, which may include third party vendors with whom we do business. We have implemented measures and processes intended to secure our computer systems and prevent disruptions in services or unauthorized access to or loss of sensitive data, but as with all companies, these security measures may not be sufficient for all eventualities and there is no guarantee that they will be adequate to safeguard against all cybersecurity threats or cybersecurity incidents, information system compromises or misuses of data. Although we have not detected a material security breach or other cybersecurity incident to date, we have been the target of events of this nature and expect to be subject to similar attacks in the future. Any disruptions of our information systems or misappropriation or misuse of customer, employee or other personal information, whether at our company or any of our vendors, could cause interruptions in the operations of our business and subject us to increased costs, fines, litigation, regulatory actions and other liabilities. Security breaches and other cybersecurity incidents could also significantly damage our reputation with consumers and third parties with whom we do business, which could result in lost sales and customer and vendor attrition. We continue to invest in new and emerging technology and other solutions to protect our retail commerce websites, mobile commerce applications and information systems, but there can be no assurance that these investments and solutions will prevent any of the risks described above. If we are unable to maintain the security of our retail commerce websites and mobile commerce applications, we could suffer loss of sales, reductions in traffic, damage to our reputation, loss of consumer confidence, diversion of management attention, and deterioration of our competitive position and incur liability for any damage to customers whose personal information is accessed without authorization or claims, investigation, penalties and fines imposed by governmental regulators. We may be required to expend significant additional capital and other resources to protect against and remedy any potential or existing security breaches and their consequences, such as additional infrastructure capacity spending to mitigate any system degradation and the reallocation of resources from development activities. We also face similar risks associated with security breaches and other cybersecurity incidents affecting third parties with which we are affiliated or otherwise conduct business.

System interruption and the lack of integration and redundancy in these systems and infrastructures may adversely affect our ability to transmit our television programs, operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations

Our success depends, in part, on our ability to maintain the integrity of our transmissions, systems and infrastructures, including the transmission of our television programs, as well as our websites, information and related systems, contact centers and fulfillment facilities. We may experience occasional system interruptions that make some or all transmissions, systems or data unavailable or prevent us from transmitting our signal or efficiently providing services or fulfilling orders. We rely on legacy systems that are often difficult to update and maintain. As a result, we maintain an ongoing process of implementing new technology systems and upgrading others. Our failure to properly implement new systems or delays in implementing new systems or failing to integrate new systems with our legacy systems could impair our ability to provide services, fulfill orders and/or process transactions. We also rely on affiliate and third-party computer systems, broadband, transmission and other communications systems and service providers in connection with the transmission of our signals, as well as to facilitate, process and fulfill transactions. Such service providers, including telecommunications and cloud services providers, have been subject to increasing cyberattacks from state-sponsored threat actors that could materially impact our information systems and operations. Any interruptions, outages or delays in our signal transmissions, systems and infrastructures, our business, our affiliates and/or third parties, or deterioration in the performance of these transmissions, systems and infrastructures, could impair our ability to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, public health crises (such as pandemics and epidemics), acts of war or terrorism, geopolitical tension, acts of God and similar events or disruptions may damage or interrupt television transmissions, computer, broadband or other communications systems and infrastructures at any time.

Any of these events could cause transmission or system interruption, delays and loss of critical data, and could prevent us from providing services, fulfilling orders and/or processing transactions. While we have backup systems for many aspects of our operations, our systems are not fully redundant and disaster recovery planning is not sufficient for all possible scenarios. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption.

The processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements and policies or differing views of personal privacy rights

In the processing of consumer transactions and managing our employees, our business receives, transmits and stores a large volume of personal identifiable information and other user data. The processing, storage, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by us. Moreover, there are federal, state and international laws regarding privacy and the processing, storage, sharing, use, disclosure and protection of personal identifiable information and user data. Specifically, personal identifiable information is increasingly subject to changing legislation and regulations, in numerous jurisdictions around the world, which are intended to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. Compliance with these laws and regulations may be onerous and expensive and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance. For example, the European Court of Justice in 2015 invalidated the U.S.-EU Safe Harbor Framework, which facilitated personal data transfers to the U.S. in compliance with applicable European data protection laws. The E.U.-U.S. Privacy Shield, which replaced the U.S.-EU Safe Harbor Framework, and became fully operational in 2016, provided a mechanism to comply with data protection requirements when transferring personal data from the E.U. to the U.S. On July 16, 2020, the Court of Justice of the European Union invalidated the E.U.-U.S. Privacy Shield, and imposed new obligations on the use of standard contractual clauses (“SCCs”) - another key mechanism to allow data transfers between the U.S. and the E.U.

The European Commission adopted revised SCCs on June 4, 2021. In October 2024, the European Commission announced a consultation regarding new SCCs, which may be adopted in final form in 2025. In March 2022, the U.S. and the European Commission announced a new Transatlantic Data Privacy Framework (“DPF”) to replace the E.U.-U.S. Privacy Shield. On December 13, 2022, the European Commission issued an adequacy decision initiating the formal adoption process for the DPF and the E.U. formally adopted the adequacy decision on July 10, 2023. The U.S. and the E.U. implemented the DPF in July 2023. Further, the General Data Protection Regulation (“GDPR”), which became effective in 2018, gives consumers in the E.U. additional rights and imposes additional restrictions and penalties on companies for illegal collection and misuse of personal information. The timing of enactment of the E.U.’s proposed ePrivacy Regulation, which, among other things, would adopt additional regulation of “cookies” and other internet tracking tools, is uncertain. Following the U.K.’s withdrawal from the E.U. (“Brexit”), on June 28, 2021, the European Commission determined that the U.K.’s data protection laws essentially are equivalent to data protection laws in the European Economic Area. As a result, personal data transfers from the E.U. to the U.K. may continue without a new data transfer framework.

California has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA became effective on January 1, 2020. The California Attorney General has issued draft implementing regulations and guidance regarding the CCPA and undertook enforcement actions in 2024 regarding violations of the law. In November 2020, California voters approved the California Privacy Rights Act of 2020 (“CPRA”), which amends and expands the CCPA and establishes the California Privacy Protection Agency (“CPPA”) to implement and enforce consumer privacy laws. Regulations under the CPRA became effective in March 2023. The CPPA also proposed new regulations in November 2024 that would require companies to conduct risk assessment, annual cybersecurity audits and set up notice and opt-out and access procedures for the use of automated decision making technology. These proposed new requirements could increase our costs of compliance and impact our operations and the products and services we offer.

Since the enactment of the CCPA, the following 19 additional states have enacted comprehensive privacy legislation: Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah and Virginia. In addition to broad consumer privacy laws, states are enacting and may continue to enact sectoral-specific privacy laws focused on health data, data about people under the age of 18, biometric data, the use of algorithms by organizations, and other matters. In addition to the increasing adoption of privacy laws by governments, other platforms where we operate (including social media platforms) may have separate policies that limit our use of personal information that we collect through our operations on such platforms, either now or in the future. Private litigants are also using federal and state laws to pursue litigation related to the use of personal data, video content, chat tools and other communication tools, and trackers commonly used by organizations in the operation of consumer-facing websites and applications. Our failure, and/or the failure by the various third party vendors and service providers with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations, or changes in applicable laws and regulations, or changes in the policies of third party platforms where we conduct business, or any compromise of security that results in the unauthorized release of personal identifiable information or other user data could damage our reputation and the reputation of our third party vendors and service providers, discourage potential users from trying our products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers and/or result in limits on our use of personal information we use in the operation of our business, any one or all of which could adversely affect our business, financial condition and results of operations. In addition, we may not have adequate insurance coverage to compensate for losses.

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
•recessionary conditions and economic instability may affect markets overseas;
•inflationary pressures, such as those the market is currently experiencing, which have increased, and may in the future increase the costs of the products we sell, as well as the shipping and delivery of these products;
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

Weak and uncertain economic conditions worldwide may reduce consumer demand for our products and services

Prolonged economic weakness and uncertainty in various regions of the world in which we and our subsidiaries and affiliates operate, has impacted and could continue to adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of inflation, recession and economic instability. Global financial markets may experience disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including China, Japan and Europe deteriorate our customers may respond by suspending, delaying, or reducing their discretionary spending. Any further suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. We currently are unable to predict the extent of any of these potential adverse effects.

Uncertainty and increases in market interest rates could increase our operating costs and decrease consumer demand, which may adversely affect our business

Interest rates rose substantially from 2023 to 2024, remained level through most of 2024 and decreased slightly during the end of 2024. There is currently uncertainty regarding whether interest rates will increase or decrease in 2025. Interest rates may rise in the future, and an increase in interest rates could increase our operating costs by increasing the cost of shipping, materials for our products, and/or labor. If competitive pressures or other economic factors prevent us from offsetting such increased costs by raising prices, our ability to increase or maintain revenue may be negatively impacted. In addition, uncertainty or increases in interest rates could reduce consumer confidence, discretionary spending by individuals and adversely affect market demand for our products, which could materially adversely affect our business, financial condition and results of operations.

Significant developments stemming from U.S. and international trade policy with China, including in response to forced labor and human rights abuses in China, may adversely impact our business and operating results

The imposition of any new or additional U.S. tariffs on Chinese imports or the taking of other actions against China in the future, and any responses by China, could impair our ability to meet customer demand and could result in lost sales or an increase in our cost of merchandise, which would have a material adverse impact on our business and results of operations. President Trump has raised the possibility of significantly increasing tariffs on goods imported into the United States, particularly from China, which if implemented, could adversely affect our business and results of operations because we sell imported products and the cost of our merchandise would likely increase. On February 1, 2025, President Trump imposed an additional 10% tariff on imports from China. President Trump may delay, increase, or remove the tariff on imports from China.

Recently there have been heightened tensions in relations between Western nations and China. For example, on December 23, 2021, President Biden signed the Uyghur Forced Labor Prevention Act (the “UFLPA”) into law, which is intended to address the use of forced labor in China’s Xinjiang Uyghur Autonomous Region (“XUAR”). Among other things, the UFLPA imposes a presumptive ban on the import of goods to the U.S. that are made, wholly or in part, in the XUAR or by persons that participate in certain programs in the XUAR that entail the use of forced labor. The Forced Labor Enforcement Task Force (“FLETF”) maintains a UFLPA Entity List to identify entities subject to the UFLPA’s rebuttable presumptive ban as well. As of January 15, 2025, the total number of listed entities is 144. The UFLPA took effect on June 21, 2022 and may increase the risk of delay of goods, inventory shortages and lost sales. Before enactment of the UFLPA, the U.S. Customs and Border Protection (“CBP”) issued a region-wide withhold release order (“WRO”), effective January 13, 2021, pursuant to which the CBP will detain cotton products produced in the XUAR. The WRO applies to, among other things, cotton grown in the XUAR and to all products made in whole or in part using such cotton, regardless of where the downstream products are produced, and importers are responsible for ensuring the products they are attempting to import do not exploit forced labor at any point in their supply chain, including the production or harvesting of the raw material. Enforcement of the WRO has been superseded by the UFLPA rebuttable presumption. Additionally, the U.S. Treasury Department placed sanctions on China’s Xinjiang Production and Construction Corporation (“XPCC”) for serious human rights abuses against ethnic minorities in the XUAR. The XUAR is the source of large amounts of cotton and textiles for the global apparel supply chain and XPCC controls many of the cotton farms and much of the textile industry in the region. Although we do not knowingly do business with XPCC, we could be subject to penalties, fines or sanctions if any of the vendors from which we purchase goods is found to have dealings, directly or indirectly with XPCC or entities it controls. Even if we were not subject to penalties, fines or sanctions, if products we source are linked in any way to XPCC, our reputation could be damaged.

Other countries and jurisdictions have issued or may be considering similar measures. For example, on January 12, 2021, the Foreign Secretary of the U.K. announced a package of measures to help ensure that British organizations, whether public or private sector, are not complicit in, nor profiting from, the human rights violations in XUAR. On September 14, 2022, the European Commission issued its legislative proposal to ban the marketing of goods made with forced labor and the Council of the E.U. formally approved the proposal on November 19, 2024. The new rules, which take effect in December 2027, will apply to both imported goods and goods made in the E.U.
The full potential impact to us of the UFLPA and similar potential legislations in other countries and jurisdictions remains uncertain and could have an adverse effect on our business and results of operations. We may incur expenses for the review pertaining to these matters and the cost of remediation and other changes to products, processes or sources of supply as a consequence of such verification activities. In the event of a significant disruption or unavailability in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. In addition, prices of purchased finished products also depend on wage rates in the regions where our vendors’ contract manufacturers are located, as well as freight costs from those regions. Fluctuations in wage rates required by legal or industry standards could increase our costs. Increases in raw material costs or wage rates, unless sufficiently offset by our pricing actions, may cause a decrease in our profitability and negatively impact our sales volume.

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

In December 2021, our distribution facility located in Rocky Mount, North Carolina suffered significant fire damage. Rocky Mount was our second largest distribution facility and processed most of our returned merchandise. In February 2023, we sold the Rocky Mount facility to a third party. Inbound deliveries and customer returns that were previously sent to the Rocky Mount facility are now routed through other distribution facilities within the Company’s distribution network and, to a lesser extent, third party logistic service providers. Future disruptions or delays as a result of shifting capacity or failing to maintain arrangements with our third party logistic service providers could cause disruptions to our order fulfillment process, causing delays in delivering product to customers which would result in lost sales, strain our relationships with customers, and cause harm to our reputation, any of which could have a material adverse impact on our business, financial condition and operating results.

We rely on independent shipping companies to deliver the products we sell

We rely on third party carriers to deliver merchandise from vendors and manufacturers to us and to ship merchandise to our customers. As a result, we are subject to carrier disruptions and delays due to factors that are beyond our control, including employee strikes, labor shortages, inclement weather and regulation and enforcement actions by customs agencies. For example, as a result of COVID-19 many consumers significantly increased their use of e-commerce which resulted in a significant increase in the volume of packages handled by third-party carriers, including those we rely on, which resulted in delayed merchandise deliveries and caused our customers to experience delays in their order delivery. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers. Enforcement actions by customs agencies can also cause the costs of imported goods to increase, negatively affecting our profits.

We are also impacted by increases in shipping rates charged by third party carriers, which over the past few years, have increased significantly in comparison to historical levels. We currently expect that shipping and postal rates will continue to increase. In the case of deliveries to customers, in each market where we operate, we have negotiated agreements with one or more independent, third party shipping companies, which in certain circumstances provide for favorable shipping rates. If any of these relationships were to terminate or if a shipping company is unable to fulfill its obligations under its contract for any reason, we would have to work with other shipping companies to deliver merchandise to customers, which would most likely be at less favorable rates. Other potential adverse consequences of changing carriers include:

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

The unanticipated loss of certain larger vendors or the consolidation of our vendors could negatively impact our sales and profitability on a short-term basis

It is possible that one or more of our larger vendors could experience financial difficulties, including bankruptcy, or otherwise could elect to cease doing business with us. While we have periodically experienced the loss of a major vendor, if multiple major vendors ceased doing business with us, or did not perform consistently with past practice, this could have a material adverse impact on our business, financial condition and operating results. Further, there has been a trend among our vendors towards consolidation in recent years that may continue. This consolidation could exacerbate the foregoing risks and increase our vendors’ bargaining power and their ability to demand terms that are less favorable to us.

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

The seasonality of our business places increased strain on our operations

Our net revenue in recent years indicates that our business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, we have earned, on average, between 22% and 24% of our global revenue in each of the first three quarters of the year and 30% of our global revenue in the fourth quarter of the year. If we or our vendors are not able to provide popular products in sufficient amounts (for example, due to the loss of inventory, illness or absenteeism of our or our vendors’ workforces, impaired financial conditions, public health crises (such as pandemics and epidemics), or other reasons) such that we fail to meet customer demand, it could significantly affect our revenue and our future growth. If too many customers access our websites within a short period of time due to increased holiday demand, we may experience system interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we offer or sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment network and customer service centers during these peak periods and delivery and other third party shipping (or carrier) companies may be unable to meet the seasonal demand. Risks described elsewhere in this Part I, Item 1A relating to fulfillment network optimization and inventory are magnified during periods of high demand.

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

Risk Related to Management and Key Personnel

Our success depends in large part on our ability to recruit and retain key employees capable of executing our unique business model

We have a business model that requires us to recruit and retain key employees, including management, with the skills necessary for a unique business that demands knowledge of the general retail industry, television production, direct to consumer marketing and fulfillment and the internet. We cannot assure you that if we experience turnover of our key employees we will be able to recruit and retain acceptable replacements because the market for such employees is very competitive and limited. Additionally, although we are working to provide an effective and engaging workplace, with more employees working remotely, it is increasingly challenging to keep employee engagement and productivity high and has led to competition for talent with companies with whom we have not historically competed.

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

As a “close corporation” under Delaware law, our stockholder, rather than a board of directors, manages our business. Our stockholder is an indirect wholly owned subsidiary of QVC Group, meaning that we do not have any independent governing body. In addition, we have not adopted corporate governance measures such as the implementation of an audit committee or other independent governing body. It is possible that if we were to appoint a board of directors and include one or more independent directors and adopt some or all of these corporate governance measures, there may be somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. However, our stockholder has the ability to make decisions regarding transactions with related parties and corporate actions that could involve conflicts of interest.

In addition, our Chief Executive Officer and President, David Rawlinson II, is also president and chief executive officer of QVC Group. Investors should bear in mind our current lack of independent directors, the positions with QVC Group that are held by Mr. Rawlinson and corporate governance measures in formulating their investment decisions.

The interests of our stockholder may not coincide with your interests and our stockholder may make decisions with which you may disagree

Our stockholder is an indirect wholly owned subsidiary of QVC Group. As a “close corporation” under Delaware law, our stockholder, rather than a board of directors, manages our business. As a result, QVC Group controls certain aspects of our management, including the approval of significant corporate transactions such as a change of control. The interests of QVC Group may not coincide with our interests or your interests. For example, QVC Group’s dependence on our cash flow for servicing QVC Group’s debt and for other purposes, including payments of dividends on QVC Group’s capital stock, stock repurchases or to fund acquisitions or other operational requirements of QVC Group and its subsidiaries is likely to result in our payment of large dividends to QVC Group when permitted by law or the terms of our senior secured credit facility and the indentures governing our outstanding senior secured notes, which may increase our accumulated deficit or require us to borrow under our senior secured credit facility, increasing our leverage and decreasing our liquidity. We have made significant distributions to QVC Group in the past. See Item 1. "Business - QVC Group relationship and related party transactions."

Risks Related to Our Indebtedness

We have a substantial amount of indebtedness, which could adversely affect our financial position and prevent us from fulfilling our debt obligations
We have a substantial amount of indebtedness. As of December 31, 2024, we had total debt of $3,926 million, consisting of $2,731 million of secured indebtedness under our existing notes and $1,195 million of secured indebtedness under our senior secured credit facility, in each case, secured by a first priority perfected lien on all shares of our capital stock. There was $1,586 million of unused capacity under our senior secured credit facility. In addition, we had no finance lease obligations and $502 million of operating lease liabilities. We may incur significant additional indebtedness in the future. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

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
In addition, our senior secured credit facility requires us to maintain a specified leverage ratio. The leverage ratio is defined in Part II. Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Position, Liquidity and Capital Resources - Senior Secured Credit Facility” and in note 7 to the consolidated financial statements. Our ability to meet this leverage ratio can be affected by events beyond our control, and we may be unable to meet those tests. A breach of any of these covenants could result in a default under our senior secured credit facility, which in turn could result in a default under the indentures governing the notes. Upon the occurrence of an event of default under our senior secured credit facility, the lenders could elect to declare all amounts outstanding under our senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. Our senior secured credit facility and our notes are, and certain future indebtedness may be, secured by a first priority perfected lien in all shares of our capital stock. If the lenders and counterparties under our senior secured credit facility, our notes and certain future indebtedness accelerate the repayment of obligations, we may not have sufficient assets to repay such obligations. Our borrowings under our senior secured credit facility are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. As interest rates increase, our debt service obligations on the variable rate indebtedness will also increase even though the amount borrowed remains the same, and our net income decreases. In addition, we may hedge against interest rate fluctuations by using hedging instruments such as swaps, caps, options, forwards, futures or other similar products. These instruments may be used to selectively manage risks, but there can be no assurance that we will be fully protected against material interest rate fluctuations.

We may be limited in our ability to pay dividends or make other restricted payments to QVC Group

Our bond indentures limit our ability to pay dividends or make other restricted payments if we are in default on our senior secured notes and our consolidated leverage ratio is greater than 3.5 to 1.0. In addition, under our senior secured credit facility we are restricted in our ability to pay dividends or make other restricted payments if we are in default on the senior secured credit facility and our consolidated net leverage ratio is greater than 4.0 to 1.0. While our bond indentures and our senior secured credit facility credit agreement both allow for unlimited dividends to service the debt of QVC Group so long as there is no default (i.e., no leverage test is needed), we will remain limited in our ability to distribute cash to QVC Group for any other purpose. As of December 31, 2024, our leverage ratio (as calculated under our senior secured notes) was greater than 3.5 to 1.0 and as a result, there are restrictions on our ability to pay certain dividends or make other restricted payments to QVC Group. Consequently, until our leverage ratio under our senior secured notes is not greater than 3.5 to 1.0, QVC Group will not be able to rely on our cash flow for any purposes other than the service of its debt and to pay certain tax obligations related to us and our subsidiaries (which payments may be made by us under an intercompany tax sharing agreement). While we have made significant distributions to QVC Group in the past, we will be unable to do so in the near term and QVC Group may need to obtain other funding sources for any purposes other than to service its debt. There can be no assurance that QVC Group will be able to obtain such alternative funding sources on satisfactory terms or at all. See Item 1. “Business – QVC Group relationship and related party transactions.”

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

Governance

Role of the QVC Group Board of Directors

The QVC Group board of directors has overall responsibility for risk oversight and has delegated to its Audit Committee primary enterprise risk oversight responsibility, including privacy and cybersecurity risk exposures, policies and practices, the steps management takes to detect, monitor and mitigate such risks and the potential impact of those exposures on our business, financial results, operations and reputation. QVC Group’s audit committee receives quarterly updates on the enterprise risk management program, including cybersecurity risks and the initiatives undertaken to identify, assess and mitigate such risks. This cybersecurity reporting may include threat and incident reporting, vulnerability detection reporting, risk mitigation metrics, systems and security operations updates, employee education initiatives, and internal audit observations, if applicable.

In addition to the efforts undertaken by the audit committee, QVC Group’s board of directors regularly reviews matters relating to cybersecurity risk and cybersecurity risk management. Any material cybersecurity events are brought to the attention of QVC Group’s board of directors once the event is deemed material. We additionally use our incident response framework as part of the process we employ to keep our management and board of directors informed and to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents.

Role of Management

Through a services agreement between QVC Group and Liberty Media Corporation (“LMC”), QVC Group has established a cross functional Information Security Steering Committee (“ISSC”) with executives from the Legal, Accounting, Internal Audit and Risk Management, Cybersecurity and Facilities departments. The ISSC has management oversight responsibility for assessing and managing technology and operational risk, including information security, fraud, vendor, data protection and privacy, business continuity and resilience, and cybersecurity risks at QVC Group and at QVC.

At QVC, the VP of Cybersecurity is responsible for day-to-day management and oversight of cybersecurity, including assessing, monitoring and mitigating cybersecurity risk. The VP of Cybersecurity provides regular reporting to the ISSC and QVC executive management, including quarterly updates on security hot topics, threat intelligence, incidents (if any) and the status of the cybersecurity program to the Chief Executive Officer and the broader executive leadership team.
In addition to real time notification to the ISSC of privacy and security incidents, the ISSC and QVC have a bi-monthly meeting to discuss incidents, incident trends, developments in laws and regulations, and other privacy and cybersecurity hot topics, as applicable.

The experience of the combined QVC and QVC Group management teams includes a diverse background in telecom, retail and other industries, with decades of experience in various aspects of technology and cybersecurity. LMC’s Head of Cybersecurity, who sits on the ISSC, has more than 25 years of cybersecurity and IT experience and holds Certified Information Security Manager and Certified in Risk and Information System Control certifications. QVC’s VP of Cybersecurity has more than 30 years of IT experience and holds multiple certifications, including Certified Information Security System Professional and Certified Information Security Manager. Together this management team has worked at a variety of companies, including large publicly traded companies, implementing and managing IT and cybersecurity programs and teams, developing tools and processes to protect internal networks, business applications, customer facing applications and customer payment systems.

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
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
There is no established trading market for our equity securities. There is one holder of record of our equity, Qurate Retail Group, Inc., an indirect wholly-owned subsidiary of QVC Group, Inc., formerly Qurate Retail, Inc. (“QVC Group”).
See also Item 1. “Business - QVC Group relationship and related party transactions" for information related to our dividends to QVC Group and note 7 to our consolidated financial statements for our debt issuance descriptions.
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our consolidated financial statements and the notes thereto.
A discussion of our results of operations for the year ended December 31, 2023 is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations-QVC Consolidated” section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) at http://www.sec.gov.
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
In the United States ("U.S."), QVC's televised shopping programs, including live and recorded content, are distributed across multiple channels nationally on a full-time basis, including QVC, QVC2, QVC3, HSN and HSN2. The Company's U.S. programming is also available on QVC.com and HSN.com, which we refer to as our "U.S. websites"; virtual multichannel video programming distributors (including Hulu + Live TV, DirecTV Stream and YouTube TV); applications via streaming video; Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex and Samsung TV Plus; mobile applications; social media pages and over-the-air broadcasters (collectively, our “Digital Platforms”).
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
Internationally, QVC's televised shopping programs, including live and recorded content, are distributed to households primarily in Germany, Japan, the United Kingdom ("U.K."), and Italy. In some of the countries where QVC operates, QVC's televised shopping programs are distributed across multiple QVC channels: QVC Style and QVC2 in Germany and QVC Beauty, QVC Extra and QVC Style in the U.K. Similar to the U.S., our international businesses also engage customers via websites, mobile applications and social media pages. QVC's international business employs product sourcing teams who select products tailored to the interests of each local market.
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. QVC-Japan paid dividends to Mitsui of $51 million and $53 million in the years ended December 31, 2024 and 2023.

The Company is an indirect wholly-owned subsidiary of QVC Group. QVC Group is a portfolio of brands including Cornerstone Brands, Inc. ("CBI"), as well as other minority investments. Zulily, LLC (“Zulily”) was a wholly owned subsidiary of QVC Group until its divestiture on May 24, 2023.
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
On June 27, 2022, QVC Group announced a five-point turnaround plan designed to stabilize and differentiate its core HSN and QVC-U.S. businesses and expand the Company's leadership in video streaming commerce (“Project Athens”). Project Athens’ main initiatives included: (i) improve customer experience and grow relationships - focus on rebuilding stronger connections with their customers; (ii) rigorously execute core processes - enhance core processes to deliver the human story telling experience behind a product while also sharing a clear and compelling value proposition through price optimization and assortment; (iii) lower cost to serve - right size its cost base to improve profitability and cash generation; (iv) optimize the brand portfolio - explore untapped opportunities to maximize brand value; and (v) build new high growth businesses - expand reach in the video streaming shopping market.
During 2022, QVC commenced the first phase of Project Athens, including actions to reduce inventory and a planned workforce reduction that was completed in February 2023. QVC recorded restructuring charges of $13 million during the year ended December 31, 2023 in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statement of operations. These initiatives were consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan.
During the second quarter of 2024, QVC entered into an agreement and announced a plan to shift its global operating model for IT services to a managed services model. As a result, during the year ended December 31, 2024 QVC recorded restructuring charges of $18 million in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statement of operations.
Project Athens laid the foundation for sustained growth by enhancing operational efficiency and financial margins, embedding a culture of continuous improvement. Following the completion of Project Athens and building on these successes, on November 14, 2024 QVC announced a transition to the WIN strategy, targeting top-line growth through three central priorities: (i) ‘Wherever She Shops’ - aims to enhance customer interactions across diverse platforms; (ii) ‘Inspiring People & Products’ - fosters rich, engaging content experiences; and (iii) ‘New Ways of Working’ - emphasizes leveraging technology and process enhancements to streamline operations and fuel innovation. With the WIN strategy, QVC plans to broaden content outreach by creating dynamic, purpose-built experiences that resonate across social media and digital streaming channels. By optimizing our production studios and fostering continuous improvement, we envisage content creation as an integrated, efficient process that adapts to various platforms without losing the essence of our brand. We aim to grow audiences and redefine shopping experiences, ensuring that we meet our customers wherever they are while building on our heritage for sustained success.
On January 29, 2025, the Company announced the consolidation of its QVC and HSN operations at the Company’s Studio Park location in West Chester, PA, and the closing of the St. Petersburg, FL campus. The consolidation is part of QVC’s organizational and strategic changes intended to support the Company’s growth strategy. We are currently evaluating the financial impact of the consolidation and anticipate recording severance and accelerated depreciation.

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

The current economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate, has impacted and could continue to adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls, to varying degrees, during times of economic instability and inflationary pressures. Global financial markets may experience disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including Europe and Japan, continue to be uncertain or deteriorate, our customers may respond by suspending, delaying or reducing their discretionary spending. Any further suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Such weak economic conditions may also inhibit our expansion into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects.
The Company has continued to see inflationary pressures during the period including higher wages and merchandise costs consistent with inflation experienced by the global economy. If these pressures persist, inflated costs may result in certain increased costs outpacing our pricing power in the near term.
Fire at Rocky Mount Fulfillment Center
In December 2021, QVC experienced a fire at its Rocky Mount fulfillment center in North Carolina. Rocky Mount was the Company’s second-largest fulfillment center, processing approximately 25% to 30% of volume for QVC-U.S., and also served as QVC-U.S.’s primary returns center for hard goods. The building was significantly damaged as a result of the fire and related smoke and did not reopen. The Company took steps to mitigate disruption to operations including diverting inbound orders, leveraging its existing fulfillment centers and supplementing these facilities with short-term leased space as needed. QVC sold the property in February 2023, and received net cash proceeds of $19 million. We assessed our network footprint and are making investments to increase throughput as a result of the loss of the Rocky Mount fulfillment center.
Based on the provisions of QVC’s insurance policies certain fire related costs were recoverable. In June 2023, the Company agreed to a final insurance settlement with its insurance company and received all remaining proceeds related to the Rocky Mount claim. During the year ended December 31, 2023, the Company received $280 million of insurance proceeds, of which $210 million represented recoveries for business interruption losses. During the year ended December 31, 2023, the Company recorded $32 million of fire related costs and recognized net gains of $208 million representing proceeds received in excess of recoverable losses in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statements of operations.
Sale-leaseback Transactions
In November 2022, QVC-International entered into agreements to sell two properties located in Germany and the U.K. to an independent third party. Under the terms of the agreements, QVC received net cash proceeds of $182 million related to its German and U.K. facilities when the sales closed in January 2023. Concurrent with the sale, the Company entered into agreements to lease each of the properties back from the purchaser over an initial term of 20 years with the option to extend the terms of the property leases for up to four consecutive terms of five years. QVC recognized a $113 million gain related to the successful sale leaseback of the German and U.K. properties, during the first quarter of 2023 calculated as the difference between the aggregate consideration received and the carrying value of the properties. The Company accounted for the leases as operating leases and recorded $74 million of right-of-use assets and operating lease liabilities for the German and U.K. properties.
In December 2023, QVC entered into an agreement to sell an owned and operated property in Germany to an independent third party. This property was owned as of December 31, 2023, and is included in assets held for sale noncurrent in the consolidated balance sheet. Under the terms of the agreement, QVC received net cash proceeds of $6 million related to its German facility when the sale closed in February 2024. QVC recognized a $1 million gain related to the sale during the first quarter of 2024, calculated as the difference between the aggregate consideration received and the carrying value of the property. Concurrent with the sale, the Company entered into an agreement to lease a portion of the property back over two years and recorded an operating lease right-of-use asset and operating lease liability of $1 million.

Results of Operations- QVC Consolidated
QVC's operating results were as follows:

	Years ended December 31,
(in millions)	2024	2023
Net revenue	$8,997	9,449
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation, amortization and Rocky Mount inventory losses shown below)	5,905	6,273
Operating	693	739
Advertising	312	289
Selling, general and administrative excluding stock-based compensation and advertising	989	1,077
Adjusted OIBDA (defined below)	1,098	1,071
Impairment losses	1,480	326
Restructuring, penalties and fire related costs, net of (recoveries) (including Rocky Mount inventory losses)	18	(196)
Gains on sales of assets and sale leaseback transactions	(1)	(113)
Stock-based compensation	20	37
Depreciation	77	90
Amortization	274	282
Operating (loss) income	(770)	645
Other (expense) income:
Losses on financial instruments	—	(1)
Interest expense, net	(251)	(228)
Foreign currency gain (loss)	9	(10)
Gain on extinguishment of debt	—	10
Other expense	(7)	—
	(249)	(229)
(Loss) income before income taxes	(1,019)	416
Income tax expense	(3)	(205)
Net (loss) income	(1,022)	211
Less: net income attributable to the noncontrolling interest	(47)	(52)
Net (loss) income attributable to QVC, Inc. stockholder	$(1,069)	159
Net revenue
Net revenue for each of QVC's segments was as follows:

	Years ended December 31,
(in millions)	2024	2023
QxH	$6,598	6,995
QVC-International	2,399	2,454
Consolidated QVC	$8,997	9,449
QVC's consolidated net revenue decreased $452 million, or 4.8% for the year ended December 31, 2024. The $452 million decrease in 2024 net revenue was primarily due to a 2.9% decrease in units shipped attributable to QxH, partially offset by an increase in units shipped at QVC-International. The decrease was also driven by a 1.6% decrease in average selling price per unit (“ASP”) primarily driven by QVC-International and to a lesser extent QxH, $52 million in unfavorable foreign exchange rates, and a $27 million decrease in shipping and handling revenue attributable to QxH. These decreases to net revenue were partially offset by a $112 million decrease in estimated product returns attributable to QxH.

During the year ended December 31, 2024 the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow is likely to be negatively affected.
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
The percentage change in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Year ended December 31, 2024			Year ended December 31, 2023
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	(5.7)%	—%	(5.7)%	(5.0)%	—%	(5.0)%
QVC-International	(2.2)%	(2.0)%	(0.2)%	(2.9)%	(1.6)%	(1.3)%
In 2024, QxH's net revenue decline of $397 million, or 5.7% was attributable to a 5.3% decrease in units shipped, a 0.7% decrease in ASP and a $25 million decrease in shipping and handling revenue. These declines were partially offset by a $97 million decrease in estimated product returns. For the year ended December 31, 2024, QxH experienced shipped sales declines across all product categories. QVC-International’s net revenue declined $4 million, or 0.2% in constant currency primarily due to a 2.9% decrease in ASP across all markets. These declines were primarily offset by a 2.6% increase in units shipped across all markets except Italy and Japan and a $15 million decrease in estimated product returns. For the year ended December 31, 2024, QVC-International experienced shipped sales declines in apparel and beauty and growth in constant currency across all other product categories.

Cost of goods sold (excluding depreciation, amortization and fire related costs, net)
QVC's cost of goods sold as a percentage of net revenue was 65.6% and 66.4% for years ended December 31, 2024 and 2023, respectively. The decrease in cost of goods sold as a percentage of revenue in 2024 was primarily due to product margin favorability across both segments driven by mix within product categories and merchandising efforts including cost reduction and pricing actions, partially offset by higher obsolescence due to increased current year inventory levels across both segments and increased inventory aging in QVC-International.

Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses decreased $46 million or 6% for the year ended December 31, 2024 as compared to the corresponding prior year. Operating expenses were 7.7% and 7.8% of net revenue for the years ended December 31, 2024 and 2023 respectively.

The decrease in operating expenses in 2024 was primarily due to a decrease of $30 million in commissions expense at QxH primarily related to lower sales volume, higher web penetration and lower commission rates, a decrease of $7 million in personnel costs driven by QxH and a $6 million decrease as a result of favorable exchange rates.

Advertising
QVC recorded $312 million and $289 million of advertising expenses for the years ended December 31, 2024 and 2023, respectively. QVC’s advertising expenses increased $23 million, or 8% for the year ended December 31, 2024 in comparison to the corresponding prior year attributable to a $26 million increase in advertising costs at QxH driven by increased focus on advertising campaigns in the current year.

Selling, general and administrative expenses excluding stock-based compensation and advertising
QVC's selling, general, and administrative expenses excluding stock-based compensation and advertising include personnel, information technology (“IT”), production costs and the provision for doubtful accounts. Such expenses decreased $88 million to 11.0% of net revenue for the year ended December 31, 2024 as compared to the prior year.
The decrease in 2024 resulted from a $41 million decrease in consulting expenses attributable to QxH resulting from investments in Project Athens made in the prior year, a $23 million decrease in personnel costs primarily attributable to QxH as a result of not meeting performance targets established in the QxH bonus plan in the current year and $6 million of favorability from foreign exchange rates.

Restructuring, penalties and fire related costs, net of (recoveries) (including Rocky Mount inventory losses)
QVC recorded a loss of $18 million and a gain of $196 million for the years ended December 31, 2024 and 2023, respectively, in restructuring, penalties and fire related costs, net of recoveries. For the year ended December 31, 2024, the loss related to the shift in QVC’s IT operating model with a resulting workforce reduction. For the year ended December 31, 2023, the gain related to a $240 million gain on insurance proceeds received in excess of fire losses and a $17 million gain on the sale of the Rocky Mount property, partially offset by $32 million of other fire related costs, a Consumer Product Safety Commission (“CPSC”) civil penalty of $16 million and $13 million of restructuring costs related to workforce reduction.

Gains on sales of assets and sale-leaseback transactions
QVC recorded a $1 million gain on sale of assets and sale-leaseback transactions for the year ended December 31, 2024 related to the sale-leaseback of a property in Germany. QVC recorded $113 million of gains on sale of assets and sale leaseback transactions for the year ended December 31, 2023. These gains primarily related to the sale leaseback of two owned and operated properties located in Germany and the U.K.
Impairment losses
QVC recorded impairment losses of $1,480 million for the year ended December 31, 2024, including $578 million related to the decrease in the fair value of the QVC and HSN tradenames and $902 million related to a decrease in the fair value of the QxH reporting unit goodwill as a result of quantitative assessments performed by the Company (refer to note 6 to the accompanying consolidated financial statements).

QVC recorded an impairment loss of $326 million for the year ended December 31, 2023 related to the decrease in fair value of the QxH reporting unit as a result of the quantitative assessment that was performed by the Company (refer to note 6 to the accompanying consolidated financial statements).

Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC recorded $20 million and $37 million of stock-based compensation expense for the years ended December 31, 2024 and 2023, respectively. The decrease in 2024 was primarily related to a decline in the probability of satisfying performance objectives and changes in the market price of QVC Group’s Series A common stock.

Depreciation and amortization

Depreciation and amortization consisted of the following:

	Years ended December 31,
(in millions)	2024	2023
Property and equipment depreciation	77	90
Total depreciation	77	90
Customer relationships amortization	47	47
Television distribution right amortization	80	91
Software amortization	147	144
Total amortization	274	282
Total depreciation and amortization	$351	372

For the year ended December 31, 2024, property and equipment depreciation decreased primarily due to assets that were fully depreciated in the current period at QxH. The decrease in television distribution right amortization and related expenses for the year ended December 31, 2024 was due to lower subscriber counts.

Interest expense, net
For the year ended December 31, 2024 consolidated interest expense, net increased $23 million or 10% as compared to the prior year. This increase was due to the reversal of interest expense related to the settlement of state income tax reserves during the prior year.
Foreign currency gain (loss)
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the consolidated statements of operations. The change in foreign currency gain (loss) was due to variances in short-term loans, interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.
Gain on extinguishment of debt
For the year ended December 31, 2023, QVC recorded a gain on extinguishment of debt of $10 million related to the repurchase of the 4.85% Senior Secured Notes due 2024 (“2024 Notes”) and 4.45% Senior Secured Notes due 2025 (“2025 Notes”).
Income taxes
Our effective tax rate was (0.3)% and 49.3% for the years ended December 31, 2024 and 2023, respectively. The 2024 rate differs from the U.S. federal income tax rate of 21% primarily due to goodwill impairment losses of $902 million and tradename impairment losses of $578 million, that are not deductible for tax purposes. The 2023 rate differs from the U.S. federal income tax rate of 21% primarily due to goodwill impairment losses of $326 million, that are not deductible for tax purposes. Excluding both the goodwill and tradename impairment losses, our effective tax rate would be 30.8% and 27.6% for the years ended December 31, 2024 and 2023, respectively. This increase is attributable to state and foreign items.

Adjusted Operating Income before Depreciation and Amortization (Adjusted OIBDA)
To provide investors with additional information regarding our financial statements, we disclose Adjusted OIBDA (defined below), which is a non-U.S. generally accepted accounting principles ("U.S. GAAP") measure. QVC defines Adjusted OIBDA as operating (loss) income plus depreciation and amortization, impairment losses (where applicable), stock-based compensation and excluding restructuring, penalties and fire related costs, net of recoveries (including Rocky Mount inventory losses) and gains on sale of assets and sale-leaseback transactions. QVC's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate the businesses and make decisions about allocating resources among the businesses. QVC believes that this is an important indicator of the operational strength and performance of the segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows QVC to view operating results, perform analytical comparisons and perform benchmarking among its businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.
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

	Years ended December 31,
(in millions)	2024	2023
Operating (loss) income	$(770)	645
Depreciation and amortization	351	372
Stock-based compensation	20	37
Restructuring, penalties and fire related costs, net of (recoveries) (including Rocky Mount inventory losses)	18	(196)
Impairment losses	1,480	326
Gains on sales of assets and sale leaseback transactions	(1)	(113)
Adjusted OIBDA	$1,098	1,071
QVC Adjusted OIBDA increased by $27 million for the year ended December 31, 2024. The increase for the year ended December 31, 2024 is due to a $19 million increase at QxH and an $8 million increase at QVC-International.
Seasonality
QVC's business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, QVC has earned, on average, between 22% and 24% of its revenue in each of the first three quarters of the year and 30% of its revenue in the fourth quarter of the year.

Financial Position, Liquidity and Capital Resources
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and have equal priority to the senior secured credit facility. The interest on QVC's senior secured notes is payable semi-annually with the exception of interest on the 6.375% Senior Secured Notes due 2067 (“2067 Notes”) and the 6.25% Senior Secured Notes due 2068 (“2068 Notes”), which is payable quarterly.
During the second quarter of 2023, QVC purchased $177 million of the 4.85% Senior Secured Notes due 2024 (“2024 Notes”) and $15 million of the outstanding 4.45% Senior Secured Notes due 2025 (“2025 Notes”). As a result of the repurchases, the Company recorded a gain on extinguishment of debt in the consolidated statements of operations of $10 million for the year ended December 31, 2023. The remaining outstanding 2024 Notes were repaid in March 2024. As of December 31, 2024, the remaining outstanding 2025 Notes are classified within the current portion of long term debt as they mature in less than one year. On February 18, 2025, QVC repaid the remaining 2025 Notes, at maturity, using availability on the Credit Facility and cash on hand.
On September 11, 2024, QVC commenced a private offer to existing bondholders to exchange any and all of QVC’s outstanding 4.75% Senior Secured Notes due 2027 (“2027 Notes") for $350 principal amount of QVC’s newly-issued 6.875% Senior Secured Notes due April 2029 (“2029 Notes”) and $650 in cash per $1,000 principal amount of 2027 Notes exchanged, and any and all of QVC’s outstanding 4.375% Senior Secured Notes due 2028 (“2028 Notes”) for $1,000 principal amount of the 2029 Notes per $1,000 principal amount of 2028 Notes exchanged (the “Exchange”), and a private offer to purchase 2027 Notes and 2028 Notes for cash from holders who were not eligible to participate in the private exchange offer. On September 25, 2024, QVC issued an aggregate principal amount of $605 million in 2029 Notes and paid $352 million in cash consideration (including $277 million contributed by QVC Group) in exchange for $531 million of the 2027 Notes and $428 million of the 2028 Notes. The Exchange was accounted for as a debt modification in accordance with U.S. GAAP and fees paid to third parties were included in other expense in the consolidated statement of operations for the year ended December 31, 2024.
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
The senior secured notes permit QVC to make unlimited dividends or other restricted payments so long as QVC is not in default under the indentures governing the senior secured notes and QVC’s consolidated leverage ratio is not greater than 3.5 to 1.0 (the “senior secured notes leverage basket”). As of December 31, 2024, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result, QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to QVC Group under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

Senior Secured Credit Facility
On October 27, 2021, QVC entered into the Fifth Amended and Restated Credit Agreement (the "Fifth Amended and Restated Credit Agreement") with Zulily, CBI, and QVC Global Corporate Holdings, LLC ("QVC Global"), each a direct or indirect (or former, in the case of Zulily) wholly owned subsidiary of QVC Group, as borrowers (collectively, the “Borrowers”). The Fifth Amended and Restated Credit Agreement is a multi-currency facility providing for a $3.25 billion revolving credit facility, with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. The Fifth Amended and Restated Credit Agreement may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings bear interest at either the alternate base rate (“ABR Rate”) or a London Inter-bank Offered Rate ("LIBOR")-based rate (or the applicable non-U.S. Dollar equivalent rate) (“Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty, other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if CBI, QVC Global or any other borrower (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid may be reborrowed. The facility matures on October 27, 2026. Payment of loans may be accelerated following certain customary events of default. In connection with QVC Group's divestiture of Zulily (see note 1), Zulily is no longer a co-borrower in the senior secured credit facility, and Zulily repaid its outstanding borrowings under the Fifth Amended and Restated Credit Agreement using cash contributed from QVC Group.
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
Availability under the Fifth Amended and Restated Credit Agreement at December 31, 2024 was $1,586 million, which is limited by restrictions on our consolidated leverage ratio. The interest rate on the senior secured credit facility was 6.06% and 7.03% at December 31, 2024 and 2023, respectively.
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

Summarized financial information for the most recent annual period was as follows:

Combined Parent-QVC, Inc. and Subsidiary Guarantors
December 31, 2024
Current assets	$1,776
Intercompany payable to non-guarantor subsidiaries	(2,418)
Note receivable - related party	1,740
Noncurrent assets	4,300
Current liabilities	1,705
Noncurrent liabilities	3,961

Combined Parent-QVC, Inc. and Subsidiary Guarantors
Year ended December 31, 2024
Net revenue	$7,214
Net revenue less cost of goods sold	3,038
Loss before taxes	(1,115)
Net loss	(1,022)
Net loss attributable to QVC, Inc. Stockholder	(1,069)

Other Debt Related Information
QVC was in compliance with all of its debt covenants as of December 31, 2024.
The weighted average interest rate applicable to all outstanding debt (excluding finance leases) prior to amortization of bond discounts and related debt issuance costs was 5.9% and 5.7% as of December 31, 2024 and 2023, respectively.

There are no restrictions under the debt agreements on QVC’s ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or the Fifth Amended and Restated Credit Agreement and (i) with respect to QVC’s senior secured notes, QVC’s consolidated leverage ratio would be no greater than 3.5 to 1.0 and (ii) with respect to the Fifth Amended and Restated Credit Agreement, the consolidated net leverage basket for QVC, QVC Global and CBI, would be no greater than 4.0 to 1.0. As of December 31, 2024, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends under the senior secured notes to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to QVC Group under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.
As a result, QVC Group will, in many instances, be permitted to rely on QVC’s cash flow for servicing QVC Group’s debt. These events may increase accumulated deficit or require QVC to borrow under the Fifth Amended and Restated Credit Agreement, increasing QVC’s leverage and decreasing liquidity. QVC has made significant distributions to QVC Group in the past.
General
Historically, QVC's primary sources of cash have been cash provided by operating activities and borrowings. In general, QVC uses this cash to fund its operations, make capital purchases, make dividend payments to QVC Group, make interest payments and minimize QVC's outstanding senior secured credit facility balance.
As of December 31, 2024, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
Additional Cash Flow Information
During the year ended December 31, 2024, QVC's primary uses of cash were $1,677 million of principal payments of the senior secured credit facility and finance lease obligations, $775 million of principal repayment of senior secured notes, $210 million of capital and television distribution rights expenditures, $108 million of dividends to QVC Group, and $51 million in dividend payments from the Company’s Japanese operations ("QVC-Japan") to Mitsui & Co. LTD (“Mitsui”). These uses of cash were funded primarily with $2,014 million of principal borrowings from the senior secured credit facility, $535 million of cash provided by operating activities and $277 million of capital contributions from QVC Group. As of December 31, 2024, QVC's cash, cash equivalents and restricted cash balance was $315 million.
As of December 31, 2024, $208 million of the $315 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 61% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
The change in cash provided by operating activities for the year ended December 31, 2024 compared to the previous year was primarily due to changes in working capital items. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

Other
QVC’s material cash requirements for the next year, outside of normal operating expenses, include the costs to service outstanding debt, expenditures for affiliation agreements with television providers, and capital expenditures. Capital expenditures are expected to be between $200 and $215 million. The Company also may make dividend payments to QVC Group. Refer to the off-balance sheet arrangements and aggregate contractual obligations table below for a summary of other material cash requirements. The Company expects that cash on hand and cash provided by operating activities in future periods and outstanding borrowing capacity will be sufficient to fund projected uses of cash.

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
Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of cash requirements, both accrued and off-balance sheet, under our contractual obligations at December 31, 2024 is summarized below:

	Payments due by period
(in millions)	2025	2026	2027	2028	2029	Thereafter	Total
Long-term debt (1)	$586	1,195	44	72	605	1,425	3,927
Interest payments (2)	231	198	131	130	106	2,110	2,906
Operating lease obligations	90	86	85	85	86	696	1,128
Purchase obligations and other (3)	1,970	186	133	81	64	—	2,434
(1) Amounts exclude the issue discounts on the 2025 Notes, 5.45% Senior Secured Notes due 2034 and 5.95% Senior Secured Notes due 2043.
(2) Amounts (i) are based on the terms of our senior secured notes and (ii) assumes that our existing debt is repaid at maturity
(3) Amounts include open purchase orders for inventory and non-inventory purchases along with other contractual obligations, regardless of our ability to cancel such obligations
Critical Accounting Estimates
The preparation of consolidated financial statements in conformity with GAAP requires QVC to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates under different assumptions or conditions. Estimates include, but are not limited to, sales returns, uncollectible receivables, inventory obsolescence, depreciable lives of fixed assets and internally developed software, and valuation of acquired intangible assets and goodwill. QVC bases its estimates on historical experience and on various other assumptions that QVC believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. In addition, as circumstances change, QVC may revise the basis of its estimates accordingly.

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
For the year ended December 31, 2024, the intangible assets not subject to amortization for each of our reportable segments were as follows:

(in millions)	Goodwill	Tradenames	Total
QxH	1,464	2,120	3,584
QVC-International	740	—	740
Balance as of December 31, 2024	$2,204	$2,120	$4,324
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
For the years ended December 31, 2024 and 2023 impairments of $902 million and $326 million related to the QxH reporting unit goodwill were recorded in impairment losses in the consolidated statements of operations.
For the year ended December 31, 2024 an impairment of $578 million was recorded on the QxH reporting unit related to the QVC and HSN tradenames in impairment losses in the consolidated statements of operations. No tradename impairments were recorded during the year ended December 31, 2023.
Based on the assessments performed during the fourth quarter of 2024 and the resulting impairment losses recorded, the estimated fair value of the QxH reporting unit did not significantly exceed its carrying value as of December 31, 2024.The Company will continue to monitor its current business performance versus the current and updated long-term forecasts, among other relevant considerations, to determine if the carrying value of its assets (including goodwill and other intangible assets) is appropriate. Future outlook declines in revenue, cash flows, or other factors could result in a sustained decrease in fair value that may result in a determination that carrying value adjustments are required, which could be material.

Retail related adjustments and allowances
QVC records adjustments and allowances for sales returns, inventory obsolescence and uncollectible receivables. Each of these adjustments is estimated based on historical experience. Sales returns are calculated as a percent of sales and are netted against revenue in the consolidated statement of operations. Sales returns represented 15.9% and 16.3% of gross product revenue for the years ended December 31, 2024 and 2023, respectively. The inventory obsolescence reserve is calculated as a percent of inventory at the end of a reporting period based on, among other factors, the aging of our inventory balance, the likely method of disposition, and the estimated recoverable values based on historical experience of inventory markdowns and liquidation. The change in the reserve is included in cost of goods sold in the consolidated statements of operations. As of December 31, 2024, inventory was $901 million, which was net of the obsolescence reserve of $112 million. As of December 31, 2023, inventory was $860 million, which was net of the obsolescence reserve of $115 million. The allowance for credit losses is calculated as a percent of accounts receivable at the end of a reporting period, and it is based on historical experience, with the change in such allowance being recorded as a provision for credit losses in selling, general and administrative expenses in the consolidated statements of operations. Trade accounts receivable (including installment payment, credit card and customer receivables) was $1,140 million and $1,294 million, as of December 31, 2024 and 2023, respectively. Allowance for credit losses related to uncollectible trade accounts receivable was $75 million and $82 million as of December 31, 2024 and 2023, respectively. Each of these adjustments requires management judgment. Actual results could differ from management's estimates.

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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at December 31, 2024:

(in millions, except percentages)	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Fixed rate debt (1)	$586	—	44	72	605	1,425	2,732	1,942
Weighted average interest rate on fixed rate debt	4.5%	—%	4.8%	4.4%	6.9%	6.0%	5.8%	N/A
Variable rate debt (1)	$—	1,195	—	—	—	—	1,195	1,195
Average interest rate on variable rate debt	—%	6.1%	—%	—%	—%	—%	6.1%	N/A
(1) Amounts exclude the issue discounts on the 2025 Notes, 5.45% Senior Secured Notes due 2034 and 5.95% Senior Secured Notes due 2043.
N/A - Not applicable.

Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the years ended December 31, 2024, 2023 and 2022 would have been impacted by approximately $3 million, $3 million, and $4 million, respectively, for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The Fifth Amended and Restated Credit Agreement provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of December 31, 2024, 2023 and 2022, no borrowings in foreign currencies were outstanding.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2024. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

See page II-22 for Management's Report on Internal Control Over Financial Reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management, with participation of the Executives, evaluated the effectiveness of internal control over financial reporting as of December 31, 2024, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective.

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

Report of Independent Registered Public Accounting Firm
To the Stockholder-Director
QVC, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of QVC, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
Sufficiency of audit evidence over revenue
As discussed in Note 9 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company generated $8,997 million of revenue for the year ended December 31, 2024. Substantially all of QVC’s customer orders, fulfillment and delivery services are dependent upon the use of information technology (IT) systems.
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
Fair values of the QxH reporting unit and tradenames with indefinite lives
As discussed in Notes 2 and 6 to the consolidated financial statements, the Company’s reporting units align with its operating segments and the QxH operating segment goodwill balance was $1,464 million as of December 31, 2024. Tradenames with indefinite lives were $2,120 million as of December 31, 2024. The Company performs goodwill and indefinite-lived intangible asset impairment testing on an annual basis and more frequently if events and circumstances indicated that the asset might be impaired. The fair value of the QxH reporting unit was determined using a discounted cash flow method, and a goodwill impairment of $902 million was recorded. The fair value of tradenames with indefinite lives was determined using the relief from royalty method and a tradename impairment of $578 million was recorded. The impairment losses were recorded in the fourth quarter of 2024.
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
Philadelphia, Pennsylvania
February 27, 2025

QVC, Inc.
Consolidated Balance Sheets
December 31, 2024 and 2023

(in millions, except share amount)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$297	307
Restricted cash	18	15
Accounts receivable, less allowance for credit losses of $89 at December 31, 2024 and $101 at December 31, 2023 (note 3)	1,134	1,295
Inventories	901	860
Prepaid expenses and other current assets	154	162
Total current assets	2,504	2,639
Property and equipment, net of accumulated depreciation of $891 at December 31, 2024 and $908 at December 31, 2023 (note 4)	410	427
Operating lease right-of-use assets (note 8)	482	510
Television distribution rights, net (note 5)	46	83
Goodwill (note 6)	2,204	3,151
Other intangible assets, net (note 6)	2,459	3,111
Note receivable - related party (note 13)	1,740	1,740
Other noncurrent assets	44	54
Assets held for sale noncurrent (note 8)	—	5
Total assets	$9,889	11,720
Liabilities and equity
Current liabilities:
Current portion of debt and finance lease obligations (note 7)	$585	424
Accounts payable-trade	722	838
Accrued liabilities	874	938
Other current liabilities	52	51
Total current liabilities	2,233	2,251
Long-term portion of debt and finance lease obligations (note 7)	3,313	3,911
Long-term operating lease liabilities (note 8)	475	488
Deferred income taxes (note 11)	394	621
Other long-term liabilities	105	112
Total liabilities	6,520	7,383
Commitments and contingencies (note 12)
Equity:
QVC, Inc. stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	11,201	10,901
Accumulated deficit	(7,538)	(6,361)
Accumulated other comprehensive loss	(370)	(290)
Total QVC, Inc. stockholder's equity	3,293	4,250
Noncontrolling interest	76	87
Total equity	3,369	4,337
Total liabilities and equity	$9,889	11,720
See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Operations
Years ended December 31, 2024, 2023 and 2022

(in millions)	2024	2023	2022
Net revenue	$8,997	9,449	9,887
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	5,905	6,273	6,846
Operating	693	739	760
Selling, general and administrative, including stock-based compensation	1,321	1,403	1,304
Depreciation	77	90	111
Amortization	274	282	290
Impairment losses (note 6)	1,480	326	2,600
Restructuring, penalties and fire related costs, net of (recoveries) (note 17)	18	(196)	(105)
Gains on sales of assets and sale leaseback transactions	(1)	(113)	(520)
	9,767	8,804	11,286
Operating (loss) income	(770)	645	(1,399)
Other (expense) income:
Losses on financial instruments	—	(1)	(9)
Interest expense, net	(251)	(228)	(228)
Foreign currency gain (loss)	9	(10)	32
Gain (loss) on extinguishment of debt	—	10	(6)
Other (expense) income	(7)	—	20
	(249)	(229)	(191)
(Loss) income before income taxes	(1,019)	416	(1,590)
Income tax expense	(3)	(205)	(220)
Net (loss) income	(1,022)	211	(1,810)
Less: net income attributable to the noncontrolling interest	(47)	(52)	(57)
Net (loss) income attributable to QVC, Inc. stockholder	$(1,069)	159	(1,867)

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2024, 2023 and 2022

(in millions)	2024	2023	2022
Net (loss) income	$(1,022)	211	(1,810)
Foreign currency translation adjustments, net of tax	(87)	15	(182)
Total comprehensive (loss) income	(1,109)	226	(1,992)
Comprehensive income attributable to noncontrolling interest	(40)	(45)	(41)
Comprehensive (loss) income attributable to QVC, Inc. stockholder	$(1,149)	181	(2,033)
See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Cash Flows
Years ended December 31, 2024, 2023 and 2022

(in millions)	2024	2023	2022
Operating activities:
Net (loss) income	$(1,022)	211	(1,810)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	(225)	55	(61)
Foreign currency (gain) loss	(9)	10	(32)
Depreciation	77	90	111
Amortization	274	282	290
Impairment losses	1,480	326	2,600
Change in fair value of financial instruments and noncash interest	6	9	9
Other charges, net	92	61	57
(Gain) loss on extinguishment of debt	—	(10)	6
Stock-based compensation	20	37	36
Gains on sales of assets and sale leaseback transactions	(1)	(113)	(520)
Gain on insurance proceeds, net of fire related costs	—	(225)	(132)
Insurance proceeds received for operating expenses and business interruption losses	—	226	96
Changes in operating assets and liabilities
Decrease in accounts receivable	142	38	144
(Increase) decrease in inventories	(53)	184	296
Decrease (increase) in prepaid expenses and other current assets	6	(14)	32
Decrease in accounts payable-trade	(102)	(1)	(390)
Decrease in accrued liabilities and other	(150)	(72)	(323)
Net cash provided by operating activities	535	1,094	409
Investing activities:
Capital expenditures	(173)	(182)	(216)
Expenditures for television distribution rights	(37)	(113)	(45)
Insurance proceeds received for fixed asset loss	—	54	184
Proceeds from derivative instruments	—	167	—
Payments for derivative instruments	—	(179)	—
Changes in other noncurrent assets	(4)	(4)	(6)
Proceeds from sale of fixed assets	6	208	701
Other investing activities	2	2	20
Net cash (used in) provided by investing activities	(206)	(47)	638
Financing activities:
Principal payments of debt and finance lease obligations	(1,677)	(1,354)	(2,030)
Principal borrowings of debt from senior secured credit facility	2,014	1,152	2,750
Principal repayment of senior secured notes	(775)	(396)	(536)
Payment of premium on redemption of senior secured notes	—	—	(6)
Capital contributions received from QVC Group, Inc.	277	—	—
Dividends paid to QVC Group, Inc.	(108)	(437)	(1,270)
Dividends paid to noncontrolling interest	(51)	(53)	(68)
Withholding taxes on net share settlements of stock-based compensation	(1)	—	(5)
Net cash used in financing activities	(321)	(1,088)	(1,165)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(15)	(4)	(34)
Net (decrease) in cash, cash equivalents and restricted cash	(7)	(45)	(152)
Cash, cash equivalents and restricted cash, beginning of year	322	367	519
Cash, cash equivalents and restricted cash, end of year	$315	322	367
Supplemental cash flow information:
Cash paid for taxes-to QVC Group, Inc.	$173	11	280
Cash paid for taxes-other	87	89	126
Cash paid for interest	259	271	233

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Equity
Years ended December 31, 2024, 2023 and 2022

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2021	1	$—	10,687	(2,942)	(146)	122	7,721
Net loss	—	—	—	(1,867)	—	57	(1,810)
Foreign currency translation adjustments, net of tax	—	—	—	—	(166)	(16)	(182)
Dividends paid to QVC Group, Inc. and noncontrolling interest	—	—	—	(1,270)	—	(68)	(1,338)
Impact of tax liability allocation and indemnification agreement with QVC Group, Inc.	—	—	—	(1)	—	—	(1)
Withholding taxes on net share settlements of stock-based compensation	—	—	(5)	—	—	—	(5)
Stock-based compensation	—	—	36	—	—	—	36
Common control transaction with QVC Group, Inc.	—	—	151	—	—	—	151
Balance, December 31, 2022	1	—	10,869	(6,080)	(312)	95	4,572
Net income	—	—	—	159	—	52	211
Foreign currency translation adjustments, net of tax	—	—	—	—	22	(7)	15
Dividends paid to QVC Group, Inc. and noncontrolling interest	—	—	—	(437)	—	(53)	(490)
Impact of tax liability allocation and indemnification agreement with QVC Group, Inc.	—	—	—	(3)	—	—	(3)
Stock-based compensation	—	—	32	—	—	—	32
Balance, December 31, 2023	1	—	10,901	(6,361)	(290)	87	4,337
Net loss	—	—	—	(1,069)	—	47	(1,022)
Foreign currency translation adjustments, net of tax	—	—	—	—	(80)	(7)	(87)
Dividends paid to QVC Group, Inc. and noncontrolling interest	—	—	—	(108)	—	(51)	(159)
Impact of tax liability allocation and indemnification agreement with QVC Group, Inc.	—	—	1	—	—	—	1
Withholding taxes on net share settlements of stock-based compensation	—	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	23	—	—	—	23
Capital contributions received from QVC Group, Inc.	—	—	277	—	—	—	277
Balance, December 31, 2024	1	—	11,201	(7,538)	(370)	76	3,369
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
Internationally, QVC's televised shopping programs, including live and recorded content, are distributed to households primarily in Germany, Japan, the United Kingdom ("U.K."), and Italy. In some of the countries where QVC operates, QVC's televised shopping programs are distributed across multiple QVC channels: QVC Style and QVC2 in Germany and QVC Beauty, QVC Extra and QVC Style in the U.K. Similar to the U.S., our international businesses also engage customers via websites, mobile applications and social media pages. QVC's international business employs product sourcing teams who select products tailored to the interests of each local market.
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co. LTD. (“Mitsui”) QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. QVC-Japan paid dividends to Mitsui of $51 million, $53 million, and $68 million in the years ended December 31, 2024, 2023 and 2022, respectively.
The Company is an indirect wholly-owned subsidiary of QVC Group, Inc., formerly Qurate Retail, Inc. ("QVC Group") (Nasdaq: QVCGA, QVCGB and QVCGP), which owns Cornerstone Brands, Inc. ("CBI"), as well as other minority investments. QVC is part of the QVC Group, a portfolio of brands including QVC and CBI. Zulily, LLC (“Zulily”) was a wholly owned subsidiary of QVC Group until its divestiture on May 24, 2023.
The consolidated financial statements include the accounts of QVC, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.
(2) Summary of Significant Accounting Policies
(a) Cash and cash equivalents
All highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Cash equivalents were $52 million and $41 million at December 31, 2024 and 2023, respectively. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair values (Level 1). See note 14.
(b) Restricted cash
Restricted cash at December 31, 2024 and 2023 primarily includes a cash deposit with a third party trustee that provides financial assurance that the Company will fulfill its obligations in relation to claims under its workers' compensation policy.

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
(e) Leases
Right-of-use assets and lease liabilities are initially recognized based on the present value of the future lease payments over the expected lease term. As the implicit rate for most leases is not readily determinable, the Company uses a discount rate in determining the present value of future payments based on the Company’s incremental borrowing rate on a collateralized basis aligning with the term of the lease. Our lease agreements include both lease and non-lease components, which the Company accounts for as a single lease component. The Company’s leases have base rent periods and some with optional renewal periods. Leases with base rent periods of less than twelve months are not recorded on the balance sheet. For purposes of measurement of lease liabilities, the expected lease terms include renewal options when it is reasonably certain that the Company will exercise such options.
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
QVC also utilizes a qualitative assessment to evaluate the risk of impairment of indefinite-lived intangible assets. The accounting guidance permits entities to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If deemed necessary based on qualitative factors, a quantitative test is used to determine if the carrying value of an indefinite-lived intangible asset exceeds its fair value. An impairment loss would be recognized to the extent that the carrying amount exceeded the asset's fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350. Refer to note 6 for additional information.

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
(n) Advertising costs
Advertising costs are expensed as incurred. Advertising costs amounted to $312 million, $289 million and $298 million for the years ended December 31, 2024, 2023 and 2022, respectively. These costs were included in selling, general and administrative expenses in the consolidated statements of operations.
(o) Stock-based compensation
As described in note 10, the Company and QVC Group have granted certain stock-based awards to employees of the Company. The Company measures the cost of employee services received in exchange for long term incentives (such as stock options, restricted stock units and cash-settled restricted stock units) based on the grant-date fair value of the award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.
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
(t) Common control transaction
During the year-ended December 31, 2021, QVC determined it was necessary to record a liability for Zulily's outstanding borrowings on the Fifth Amended and Restated Credit Agreement (see note 7). As QVC is and Zulily was until its divestiture in May 2023, a wholly-owned subsidiary of QVC Group this was recorded as an equity transaction with an entity under common control. QVC recorded a $151 million liability for the year ended December 31, 2021, which was treated as a return of capital in the consolidated statement of equity. During the year-ended December 31, 2022, QVC Group made a capital contribution to Zulily to enable Zulily to repay its outstanding borrowings and as a result there were no borrowings by Zulily on the Fifth Amended and Restated Credit Agreement as of December 31, 2022. The removal of Zulily's borrowings was treated as a capital contribution of $151 million in the consolidated statements of equity.

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
(v) Recent accounting pronouncements not yet adopted

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The effective date for the standard is for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is in the process of evaluating the impact of the new standard on the related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires more detailed expense disclosures. The guidance requires entities to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The effective date for the standard is for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is in the process of evaluating the impact of the new standard on the related disclosures.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(w) Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance for the year ended December 31, 2024 and has applied it retrospectively to all prior periods presented in the financial statements, which did not result in a change to its current or previously reported financial results.

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
In 2014, the Company amended and restated its agreement with a large consumer financial services company (the "Bank") pursuant to which the Bank provides revolving credit directly to QVC's customers for the sole purpose of purchasing merchandise or services with a private label credit card ("PLCC") company in the U.S. The agreement with the Bank was amended and restated in March 2017 and December 2018 related to its QVC brand. In December 2018, the Company entered into a separate agreement with the Bank for its HSN brand. The Company receives a portion of the net economics of the credit card program. The Company cannot predict the extent to which customers will use the PLCC, nor the extent that they will make payments on their outstanding balances. Additionally, proposed regulations limiting late fees on credit card payments could also result in reduced PLCC income to QxH from the Bank. PLCC income of $121 million, $131 million and $142 million was recorded in net revenue during the years ended December 31, 2024, 2023 and 2022, respectively.
The Company also accepts major credit cards for its sales. Accounts receivable from major credit cards represents amounts owed to QVC from the credit card clearing houses for amounts billed but not yet collected.
Accounts receivable consisted of the following:

	December 31,
(in millions)	2024	2023
Installment payment option	$942	$1,037
Major credit cards and customers	198	257
Trade accounts receivable	1,140	1,294
Other receivables	83	102
Accounts receivable	1,223	1,396
Less: allowance for credit losses	(89)	(101)
Accounts receivable, net	$1,134	1,295
A summary of activity in the allowance for credit losses was as follows:

(in millions)	Balance beginning of year	Additions- charged to expense	Deductions- write-offs	Balance end of year
2024	$101	57	(69)	89
2023	102	58	(59)	101
2022	99	80	(77)	102
The carrying value of accounts receivable, adjusted for the allowance described above, approximates fair value as of December 31, 2024 and 2023.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(4) Property and Equipment, Net
Property and equipment consisted of the following:

	December 31,		Estimated useful
(in millions)	2024	2023	life
Land	$63	68	N/A
Buildings and improvements	363	367	8 - 20 years
Furniture and other equipment	574	597	2 - 8 years
Broadcast equipment	133	126	2 - 9 years
Computer equipment	133	146	2 - 3 years
Projects in progress	35	31	N/A
Property and equipment	1,301	1,335
Less: accumulated depreciation	(891)	(908)
Property and equipment, net	$410	427
N/A - Not applicable.
(5) Television Distribution Rights, Net
Television distribution rights consisted of the following:

		December 31,
(in millions)	2024	2023
Television distribution rights	$535	592
Less: accumulated amortization	(489)	(509)
Television distribution rights, net	$46	83
The Company enters into affiliation agreements with television providers for carriage of the Company's shopping service, as well as for certain channel placement. If these television providers were to change the number of subscribers to the agreement through acquisition, it may change the amount paid by the Company.
The Company's ability to continue to sell products to its customers is significantly dependent on its ability to maintain and renew these affiliation agreements. In some cases, renewals are not agreed upon prior to the expiration of a given agreement while the programming continues to be carried by the relevant distributor without an effective agreement in place. The Company does not have distribution agreements with some of the cable operators that carry its programming.
Television distribution rights are amortized using the straight-line method over the lives of the individual agreements. The remaining weighted average lives of the television distribution rights was approximately 1.3 years as of December 31, 2024. Amortization expense for television distribution rights was $80 million, $91 million and $116 million for the years ended December 31, 2024, 2023 and 2022, respectively.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
As of December 31, 2024, related amortization expense for each of the next five years ending December 31 was as follows (in millions):

2025	$35
2026	11
2027	—
2028	—
2029	—
In return for carrying QVC's signals, most programming distributors in the U.S. receive an allocated portion, based upon market share, of up to 5% of the net sales of merchandise sold via the television programs and from certain internet sales to customers located in the programming distributors' service areas. In some cases, we also pay programming distributors additional compensation in the form of incentives in exchange for their commitments to maintain specific channel positioning benchmarks. In Germany, Japan, the U.K., and Italy, programming distributors predominately receive an agreed-upon annual fee, a monthly fee per subscriber regardless of the net sales, a variable percentage of net sales or some combination of the above arrangements. The Company recorded expense related to these commissions of $328 million, $364 million, and $358 million for the years ended December 31, 2024, 2023 and 2022, respectively, which is included as part of operating expenses in the consolidated statements of operations.
(6) Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill by reportable segment (note 15) for the years ended December 31, 2024 and 2023 were as follows:

(in millions)	QxH	QVC-International	Total
Balance as of December 31, 2022	$2,692	778	3,470
Impairment	(326)	—	(326)
Exchange rate fluctuations	—	7	7
Balance as of December 31, 2023	2,366	785	3,151
Impairment	(902)	—	(902)
Exchange rate fluctuations	—	(45)	(45)
Balance as of December 31, 2024	$1,464	740	2,204
Other intangible assets consisted of the following:

December 31,
	2024			2023			Weighted average remaining life (years)
(in millions)	Gross cost	Accumulated amortization	Other intangible assets, net	Gross cost	Accumulated amortization	Other intangible assets, net
Purchased and internally developed software	$1,094	(852)	242	1,052	(784)	268	2.2
Affiliate and customer relationships	2,816	(2,722)	94	2,825	(2,684)	141	2.0
Debt origination fees	9	(6)	3	9	(5)	4	2.1
Tradenames (indefinite life)	2,120	—	2,120	2,698	—	2,698	N/A
	$6,039	(3,580)	2,459	6,584	(3,473)	3,111
N/A - Not applicable.
Amortization expense for other intangible assets was $194 million, $191 million and $174 million for the years ended December 31, 2024, 2023 and 2022, respectively.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
As of December 31, 2024, the related amortization and interest expense for each of the next five years ending December 31 was as follows (in millions):

2025	$175
2026	126
2027	37
2028	1
2029	—
During the fourth quarter of 2024, as a result of recent financial performance and macroeconomic conditions, the Company initiated a process to evaluate its current business model and long-term business strategy. It was determined that an indication of impairment existed for the QxH reporting unit related to the QVC and HSN tradenames and goodwill. With the assistance of a third party specialist, the fair value of the tradenames was determined using the relief from royalty method, primarily using a discounted cash flow model using projections of future operating performance (income approach) and applying a royalty rate (market approach) (Level 3), and an impairment in the amount of $578 million for the QVC and HSN tradenames, was recorded during the fourth quarter of 2024, in impairment losses in the consolidated statements of operations. With the assistance of a third party specialist, the fair value of the QxH reporting unit was determined using a discounted cash flow method (Level 3), and a goodwill impairment in the amount of $902 million was recorded, in impairment losses in the consolidated statements of operations.
Based on the assessments performed during the fourth quarter of 2024 and the resulting impairment losses recorded, the estimated fair value of the QxH reporting unit did not significantly exceed its carrying value as of December 31, 2024. Accumulated goodwill impairment loss as of December 31, 2024 is $3,648 million.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(7) Long-Term Debt and Finance Lease Obligations
Long-term debt and finance lease obligations consisted of the following:

	December 31,
(in millions)	2024	2023
4.85% Senior Secured Notes due 2024, net of original issue discount	—	423
4.45% Senior Secured Notes due 2025, net of original issue discount	585	585
4.75% Senior Secured Notes due 2027	44	575
4.375% Senior Secured Notes due 2028	72	500
6.875% Senior Secured Notes due 2029	605	—
5.45% Senior Secured Notes due 2034, net of original issue discount	400	399
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
6.375% Senior Secured Notes due 2067	225	225
6.25% Senior Secured Notes due 2068	500	500
Senior secured credit facility	1,195	857
Finance lease obligations	—	2
Less: debt issuance costs, net	(28)	(31)
Total debt and finance lease obligations	3,898	4,335
Less: current portion	(585)	(424)
Long-term portion of debt and finance lease obligations	$3,313	3,911
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and have equal priority to the senior secured credit facility. The interest on QVC's senior secured notes is payable semi-annually with the exception of interest on the 6.375% Senior Secured Notes due 2067 (“2067 Notes”) and the 6.25% Senior Secured Notes due 2068 (“2068 Notes”), which are payable quarterly.
During the second quarter of 2023, QVC purchased $177 million of the outstanding 4.85% Senior Secured Notes due 2024 (“2024 Notes”) and $15 million of the outstanding 4.45% Senior Secured Notes due 2025 (“2025 Notes”). As a result of the repurchases, the Company recorded a gain on extinguishment of debt in the consolidated statements of operations of $10 million for the year ended December 31, 2023. The remaining outstanding 2024 Notes were repaid in March 2024. As of December 31, 2024, the remaining outstanding 2025 Notes are classified within the current portion of long term debt as they mature in less than one year. On February 18, 2025, QVC repaid the remaining 2025 Notes, at maturity, using availability on the Credit Facility and cash on hand.
On September 11, 2024, QVC commenced a private offer to existing bondholders to exchange any and all of QVC’s outstanding 4.750% Senior Secured Notes due 2027 (“2027 Notes") for $350 principal amount of QVC’s newly-issued 6.875% Senior Secured Notes due April 2029 (“2029 Notes”) and $650 in cash per $1,000 principal amount of 2027 Notes exchanged, and any and all of QVC’s outstanding 4.375% Senior Secured Notes due 2028 (“2028 Notes”) for $1,000 principal amount of the 2029 Notes per $1,000 principal amount of 2028 Notes exchanged (the “Exchange”), and a private offer to purchase 2027 Notes and 2028 Notes for cash from holders who were not eligible to participate in the private exchange offer. On September 25, 2024, QVC issued an aggregate principal amount of $605 million in 2029 Notes and paid $352 million in cash consideration (including $277 million contributed by QVC Group) in exchange for $531 million of the 2027 Notes and $428 million of the 2028 Notes. The Exchange was accounted for as a debt modification in accordance with U.S. GAAP and fees paid to third parties were included in other expense in the consolidated statement of operations for the year ended December 31, 2024.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
Senior Secured Credit Facility
On October 27, 2021, QVC entered into the Fifth Amended and Restated Credit Agreement (the "Fifth Amended and Restated Credit Agreement") with Zulily, CBI, and QVC Global Corporate Holdings, LLC ("QVC Global"), each a direct or indirect (or former, in the case of Zulily) wholly owned subsidiary of QVC Group, as borrowers (collectively, the “Borrowers”). The Fifth Amended and Restated Credit Agreement is a multi-currency facility providing for a $3.25 billion revolving credit facility, with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. The Fifth Amended and Restated Credit Agreement may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings bear interest at either the alternate base rate (“ABR Rate”) or a London Inter-bank Offered Rate ("LIBOR")-based rate (or the applicable non-U.S. Dollar equivalent rate) (“Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty, other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if CBI, QVC Global or any other borrower (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid may be reborrowed. The facility matures on October 27, 2026. Payment of loans may be accelerated following certain customary events of default. In connection with QVC Group's divestiture of Zulily (see note 1), Zulily is no longer a co-borrower in the senior secured credit facility, and Zulily repaid its outstanding borrowings under the Fifth Amended and Restated Credit Agreement using cash contributed from QVC Group.
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
In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the senior secured credit facility plus any additional amount it expects to repay on behalf of CBI. There were no borrowings by CBI outstanding on the Fifth Amended and Restated Credit Agreement as of December 31, 2024 and 2023.
Prior to the removal of Zulily as a co-borrower, QVC recorded a liability for amounts it expected to repay on behalf of Zulily as part of a common control transaction with QVC Group. Upon repayment of Zulily's outstanding borrowings, QVC removed a $57 million liability for Zulily's borrowings during the year ended December 31, 2023, which was treated as additional paid in capital in the consolidated statement of equity.
Availability under the Fifth Amended and Restated Credit Agreement at December 31, 2024 was $1,586 million, which is limited by restrictions on our consolidated leverage ratio. The interest rate on the senior secured credit facility was 6.06% and 7.03% at December 31, 2024 and 2023, respectively.

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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
Five Year Maturities
The annual principal maturities of QVC's debt, based on stated maturity dates, for each of the next five years are as follows:

(in millions)	Debt (1)
2025	$586
2026	1,195
2027	44
2028	72
2029	605
(1) Amounts exclude the issue discounts on the 2025 Notes, 5.45% Senior Secured Notes due 2034 and 5.95% Senior Secured Notes due 2043.
Other Debt Related Information
There are no restrictions under the debt agreements on QVC's ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or the Fifth Amended and Restated Credit Agreement and (i) with respect to QVC’s senior secured notes, QVC's consolidated leverage ratio would be no greater than 3.5 to 1.0 (“senior secured notes leverage basket”) and (ii) with respect to the Fifth Amended and Restated Credit Agreement, the consolidated net leverage ratio for QVC, QVC Global and CBI, would be no greater than 4.0 to 1.0. As of December 31, 2024, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends under the senior secured notes to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to QVC Group under an intercompany tax sharing agreement (the “Tax Agreement”) in respect of certain tax obligations of QVC and its subsidiaries.
The weighted average interest rate applicable to all of the outstanding debt (excluding finance leases) prior to amortization of bond discounts and related debt issuance costs was 5.9% and 5.7% as of December 31, 2024 and 2023, respectively.
As of December 31, 2024 and 2023, outstanding trade letters of credit totaled $108 million and $116 million, respectively.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(8) Leases
The Company has lease agreements with transponder and transmitter network suppliers for the right to transmit its signals. QVC also has leases for data processing equipment, facilities, office space and land that are classified as operating leases. Our leases have remaining lease terms of less than 1 year to 18 years, some of which may include the option to extend or terminate the leases.

The components of lease cost for the years ended December 31, 2024, 2023 and 2022, were as follows:

		Year ended December 31,
(in millions)	2024	2023	2022
Finance lease cost
Depreciation of leased assets	$2	2	5
Interest on lease liabilities	—	—	3
Total finance lease cost	2	2	8
Operating lease cost (1)	124	121	73
Total lease cost	$126	123	81
(1) Included within operating lease costs were short-term lease costs and variable lease costs, which were not material to the financial statements.
The remaining weighted-average lease term and the weighted-average discount rate were as follows:

December 31, 2024
Weighted-average remaining lease term (years):
Operating leases	12.6
Weighted-average discount rate:
Operating leases	14.2%
Supplemental balance sheet information related to leases was as follows:

	December 31,
(in millions)	2024	2023
Operating Leases:
Operating lease right-of-use assets	$482	510
Accrued liabilities	$27	27
Other long-term liabilities	475	488
Total operating lease liabilities	$502	515
Finance Leases:
Property and equipment	$10	10
Accumulated depreciation	(10)	(8)
Property and equipment, net	$—	2
Current portion of debt and finance lease obligations	$—	1
Long-term portion of debt and finance lease obligations	—	1
Total finance lease liabilities	$—	2

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
Supplemental cash flow information related to leases for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Year ended December 31,
(in millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$87	90	57
Operating cash flows for finance leases	—	—	3
Financing cash flows for finance leases	1	2	6
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	15	133	256
Future payments under noncancelable operating leases with initial terms of one year or more as of December 31, 2024 consisted of the following:

(in millions)	Operating leases
2025	90
2026	86
2027	85
2028	85
2029	86
Thereafter	696
Total lease payments	1,128
Less: imputed interest	(626)
Total lease liabilities	502
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
In November 2022, QVC-International entered into agreements to sell two properties located in Germany and the U.K. to an independent third party. Under the terms of the agreements, QVC received net cash proceeds of $182 million related to its German and U.K. facilities when the sales closed in January 2023. Concurrent with the sale, the Company entered into agreements to lease each of the properties back from the purchaser over an initial term of 20 years with the option to extend the terms of the property leases for up to four consecutive terms of five years. QVC recognized a $113 million gain related to the successful sale leaseback of the German and U.K. properties, during the first quarter of 2023 calculated as the difference between the aggregate consideration received and the carrying value of the properties. The Company accounted for the leases as operating leases and recorded $74 million of right-of-use assets and operating lease liabilities for the German and U.K. properties.
In December 2023, QVC entered into an agreement to sell an owned and operated property in Germany to an independent third party. This property was owned as of December 31, 2023, and is included in assets held for sale noncurrent in the consolidated balance sheet. Under the terms of the agreement, QVC received net cash proceeds of $6 million related to its German facility when the sale closed in February 2024. QVC recognized a $1 million gain related to the sale during the first quarter of 2024, calculated as the difference between the aggregate consideration received and the carrying value of the property. Concurrent with the sale, the Company entered into an agreement to lease a portion of the property back over two years and recorded an operating lease right-of-use asset and operating lease liability of $1 million.
(9) Revenue
Disaggregated revenue by segment and product category consisted of the following:

	Year ended December 31, 2024
(in millions)	QxH	QVC-International	Total
Home	$2,626	975	3,601
Apparel	1,177	418	1,595
Beauty	1,010	566	1,576
Accessories	799	208	1,007
Electronics	539	69	608
Jewelry	293	161	454
Other revenue	154	2	156
Total net revenue	$6,598	2,399	8,997

	Year ended December 31, 2023
(in millions)	QxH	QVC-International	Total
Home	$2,768	982	3,750
Apparel	1,207	436	1,643
Beauty	1,083	588	1,671
Accessories	846	208	1,054
Electronics	617	68	685
Jewelry	304	165	469
Other revenue	170	7	177
Total net revenue	$6,995	2,454	9,449

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

	Year ended December 31, 2022
(in millions)	QxH	QVC-International	Total
Home	$2,866	998	3,864
Apparel	1,243	445	1,688
Beauty	1,108	579	1,687
Accessories	867	217	1,084
Electronics	775	92	867
Jewelry	311	185	496
Other revenue	189	12	201
Total net revenue	$7,359	2,528	9,887

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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
A summary of activity in the allowance for sales returns, recorded on a gross basis for the years ended December 31, 2024, 2023 and 2022 was as follows:

(in millions)	Balance beginning of year	Additions- charged to earnings	Deductions	Balance end of year
2024	$197	1,603	(1,629)	171
2023	182	1,721	(1,706)	197
2022	242	1,685	(1,745)	182
(10) Stock-Based Compensation
Certain QVC employees and officers may receive stock options ("Options") and restricted stock units ("RSUs") in Series A QVC Group common stock (“QVCGA” and prior to QVC Group’s name change, “QRTEA”) in accordance with QVC Group's Incentive Plan (the "QVC Group Incentive Plan").
(a) Stock options
A summary of the activity of the QVC Group Incentive Plans with respect to the QVCGA Options granted to QVC employees and officers as of and during the year ended December 31, 2024 is presented below:

	Options (000's)	Weighted average exercise price	Aggregate intrinsic value (000s)	Weighted average remaining life (years)
Outstanding as of January 1, 2024	13,430	$8.70	$—	2.1
Exercised	—	—
Forfeited/Cancelled	(3,531)	10.19
Outstanding as of December 31, 2024	9,899	8.17	—	1.6
Exercisable as of December 31, 2024	9,899	$8.17	$—	1.6
Upon employee exercise of the Options, the exercise price is remitted to QVC Group in exchange for the shares. The aggregate intrinsic value of all Options exercised was $1 million for the year ended December 31, 2022. There were no options exercised during the years ended December 31, 2024 and 2023. The fair value of the Options is recognized as expense over the requisite service period.
During the years ended December 31, 2024, 2023 and 2022, the Company recorded $2 million, $4 million and $5 million, respectively, of stock-based compensation expense related to the Options.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(b) Restricted stock units
A summary of the activity of the QVC Group Incentive Plans with respect to the QVCGA RSUs granted to QVC employees and officers as of and during the year ended December 31, 2024 is presented below:

	Restricted shares (000's)	Weighted average grant date fair value
Outstanding as of January 1, 2024	29,154	$2.20
Granted	38,866	1.23
Vested	(6,081)	3.83
Forfeited/Cancelled	(8,050)	1.57
Outstanding as of December 31, 2024	53,889	1.41
During the year ended December 31, 2024, QVC employees and officers were granted 35 million of combined performance and time based, cash-settled RSUs. These RSUs vest over three years. The performance based cash settled RSU's are also subject to the satisfaction of certain performance objectives. The liability and compensation expense related to such awards is adjusted at the end of each reporting period based on the closing market price of QVCGA on the last trading day of the quarter combined with the probability of satisfying the performance objectives.
For awards that are performance-based, performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

During the years ended December 31, 2024, 2023 and 2022, the Company recorded $18 million, $32 million and $27 million, respectively, of stock-based compensation expense related to these awards. As of December 31, 2024, the total unrecognized compensation cost related to unvested RSUs of common stock and cash settled RSUs was $8 million. Such amount will be recognized in the Company's consolidated statement of operations over a weighted average period of 1.9 years.
Fair value of RSUs is calculated based on the market price on the day the shares are granted. The weighted average grant date fair value of the QVCGA RSUs granted to QVC employees and officers during the years ended December 31, 2024, 2023 and 2022 was $1.23, $1.27, and $3.71, respectively.
The aggregate fair value of all RSUs of common stock that vested during the years ended December 31, 2024, 2023 and 2022 was $23 million, $31 million and $13 million, respectively.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(11) Income Taxes
Income tax expense consisted of the following:

	Years ended December 31,
(in millions)	2024	2023	2022
Current:
U.S. federal	$126	72	159
State and local	24	(6)	38
Foreign jurisdictions	78	84	84
Total	228	150	281
Deferred:
U.S. federal	(189)	21	(43)
State and local	(39)	7	1
Foreign jurisdictions	3	27	(19)
Total	(225)	55	(61)
Total income tax expense	$3	205	220
Pre-tax income (loss) was as follows:

	Years ended December 31,
(in millions)	2024	2023	2022
QxH	$(1,253)	114	(1,812)
QVC-International	234	302	222
Consolidated QVC	$(1,019)	416	(1,590)
Total income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 21% in 2024, 2023 and 2022, as a result of the following:

	Years ended December 31,
	2024	2023	2022
Provision at statutory rate	$(214)	87	(334)
State income taxes, net of federal benefit	(12)	1	31
Foreign taxes	16	24	(7)
Goodwill impairment	189	68	508
Foreign net operating losses	(245)	—	—
Valuation allowance	243	7	(1)
Tax on foreign earnings, net of federal tax benefits	20	6	16
Other permanent differences	5	12	4
Other, net	1	—	3
Total income tax expense	$3	205	220
For the years ended December 31, 2024, 2023 and 2022, income tax expense differs from the U.S. statutory rate of 21% primarily due to an impairment of goodwill of $902 million in 2024, $326 million in 2023 and $2,420 million in 2022 that are not deductible for tax purposes, in addition to state income tax expense and foreign tax expense.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
(in millions)	2024	2023
Deferred tax assets:
Accounts receivable, principally due to the allowance for credit losses and related reserves for the uncollectible accounts	$18	19
Inventories, principally due to obsolescence reserves and additional costs of inventories for tax purposes pursuant to the Tax Reform Act of 1986	37	37
Allowance for sales returns	19	21
Deferred revenue	43	68
Debt - Original Issuance Discount (OID)	26	—
Deferred compensation	13	14
Unrecognized federal and state tax benefits	9	10
Foreign net operating loss and other carryforwards	362	119
Foreign tax credits carryforward	57	57
Lease obligations	123	129
Cumulative translation of foreign currencies	6	5
Accrued liabilities	15	12
Other	—	2
Subtotal	728	493
Valuation allowance	(420)	(177)
Total deferred tax assets	308	316
Deferred tax liabilities:
Depreciation and amortization	(556)	(779)
Lease assets	(117)	(126)
Other	(4)	—
Total deferred tax liabilities	(677)	(905)
Net deferred tax liability	$(369)	(589)

In the above table, valuation allowances exist due to the uncertainty of whether or not the benefit of certain U.S. foreign tax credits and foreign net operating losses will ultimately be utilized for income tax purposes. The 2024 net deferred tax liability above includes deferred tax assets of $25 million relating to foreign jurisdictions which are included within other noncurrent assets in the consolidated balance sheet and deferred tax liabilities of $391 million in domestic jurisdictions and $3 million in foreign jurisdictions, which are included within deferred income taxes in the consolidated balance sheet. The 2023 net deferred tax liability above includes deferred tax assets of $32 million relating to foreign jurisdictions which are included within other noncurrent assets in the consolidated balance sheet and deferred tax liabilities of $621 million in domestic jurisdictions which are included within deferred income taxes in the consolidated balance sheet.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
The Company is party to the Tax Agreement with QVC Group. The Tax Agreement establishes the methodology for the calculation and payment of income taxes in connection with the consolidation of the Company with QVC Group for income tax purposes. Generally, the Tax Agreement provides that the Company will pay QVC Group an amount equal to the tax liability, if any, that it would have if it were to file as a consolidated group separate and apart from QVC Group, with exceptions for the treatment and timing of certain items, including but not limited to deferred intercompany transactions, credits, and net operating and capital losses. To the extent that the separate company tax expense is different from the payment terms of the Tax Agreement, the difference is recorded as either a dividend or capital contribution. These differences are related primarily to foreign tax credits recognized by QVC that are creditable under the Tax Agreement when and if utilized in QVC Group’s consolidated tax return. The difference recorded during the year ended December 31, 2024 was a capital contribution of $1 million, primarily related to foreign tax credit carryovers being utilized in QVC Group's consolidated tax return in excess of those recognized by QVC. The differences recorded during the years ended December 31, 2023 and 2022 were dividends of $3 million and $1 million respectively, primarily related to foreign tax credits recognized by QVC and not utilized in QVC Group's consolidated tax return. The amounts of the tax-related payable balance due to QVC Group as of December 31, 2024 and 2023 were $32 million and $59 million, respectively, and are included in accrued liabilities in the consolidated balance sheets.
A reconciliation of the 2023 and 2024 beginning and ending amount of the liability for unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2023	$76
Increases related to prior year tax positions	7
Decreases related to prior year tax positions	(14)
Decreases related to settlements with taxing authorities	(26)
Increases related to current year tax positions	4
Balance at December 31, 2023	47
Increases related to prior year tax positions	1
Decreases related to prior year tax positions	(8)
Decreases related to settlements with taxing authorities	—
Increases related to current year tax positions	2
Balance at December 31, 2024	$42
Included in the balance of unrecognized tax benefits as of December 31, 2024 and 2023 are potential benefits of $33 million (net of a $9 million federal tax effect) and $37 million (net of a $10 million federal tax effect), respectively, that if recognized, would be reflected in income tax expense and affect the effective rate.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in interest expense in the consolidated statements of operations. The Company did not have a material amount of interest or tax penalties accrued related to unrecognized tax benefits for the years ended December 31, 2024, 2023 or 2022.
The Company has tax positions for which the amount of related unrecognized tax benefits could change during 2025. These consist of nonfederal transfer pricing and other nonfederal tax issues. It is reasonably possible that the amount of the Company’s gross unrecognized tax benefits may decrease within the next 12 months by up to $20 million.
The Company participates in a consolidated federal return filing with QVC Group. As of December 31, 2024, the Internal Revenue Service ("IRS") has completed its examination of QVC Group’s tax years through 2022. The Company's 2023 and 2024 tax years are being examined currently as part of the QVC Group consolidated return under the IRS's Compliance Assurance Process program. The Company files income tax returns in various states and foreign jurisdictions. As of December 31, 2024, the Company was under examination in Massachusetts, Minnesota, Pennsylvania, South Carolina, Wisconsin, Utah, Texas, New York City, Germany and the U.K.

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
(13) Related Party Transactions
During the years ended December 31, 2023 and 2022, QVC and Zulily engaged in multiple transactions relating to sales, sourcing of merchandise, marketing initiatives, and business advisory services. Prior to QVC Group’s divestiture of Zulily, QVC allocated expenses of $3 million and $6 million to Zulily for the years ended December 31, 2023 and 2022, respectively. Zulily allocated expenses of $3 million and $9 million to QVC for the years ended December 31, 2023 and 2022, respectively.
During the years ended December 31, 2024, 2023 and 2022, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $28 million, $25 million and $29 million to CBI for the years ended December 31, 2024, 2023 and 2022, respectively. CBI allocated expenses of $1 million to QVC for each of the years ended December 31, 2024, 2023 and 2022.
CBI is a co-borrower under the Fifth Amended and Restated Credit Agreement (see note 7). In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the senior secured credit facility plus any additional amount it expects to repay on behalf of CBI. There were no borrowings by CBI outstanding on the Fifth Amended and Restated Credit Agreement as of December 31, 2024 and 2023.
On December 30, 2020, the Company and LIC completed an internal realignment of the Company's global finance structure that resulted in a common control transaction with QVC Group. As part of the common control transaction, Liberty Interactive LLC issued a promissory note (“LIC Note”) to a subsidiary of the Company with an initial face amount of $1.8 billion, a stated interest rate of 0.48% and a maturity of December 29, 2029. Interest on the LIC Note is paid annually. QVC recorded $8 million, $9 million, and $9 million of related party interest income for the years ended December 31, 2024, 2023, and 2022, respectively, included in interest expense, net in the consolidated statement of operations.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
The Company’s assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at December 31, 2024 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$52	52	—	—
Current liabilities:
Debt (note 7)	585	—	585	—
Long-term liabilities:
Debt (note 7)	2,552	344	2,208	—

		Fair value measurements at December 31, 2023 using
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Current assets:
Cash equivalents	$41	41	—	—
Current liabilities:
Debt (note 7)	420	—	420	—
Long-term liabilities:
Debt (note 7)	2,950	328	2,622	—
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
(15) Information about QVC's Operating Segments and Geographical Data
The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as net revenue, Adjusted OIBDA (defined below), gross margin, average sales price per unit, number of units shipped and revenue or sales per customer. For segment reporting purposes, the Company defines Adjusted OIBDA, as net revenue less cost of goods sold (excluding fire related costs, net of recoveries and Rocky Mount inventory losses, see note 17), operating expenses, and selling, general and administrative expenses (excluding stock-based compensation, penalties and restructuring costs). The Company believes this measure is an important indicator of the operational strength and performance of its segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking among the Company's businesses and identify strategies to improve performance. This measure of performance excludes depreciation, amortization, impairment losses, gains on sale of assets and sale-leaseback transactions, restructuring, penalties and fire related costs, net of recoveries, Rocky Mount inventory losses and stock-based compensation that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.

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
For the year ended December 31, 2024, QVC has identified QxH and QVC-International as its two reportable segments. Both operating segments are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the internet and mobile applications in certain markets.
QVC allocates certain corporate costs for management reporting purposes from its QxH segment to the QVC-International segment. These management cost allocations are related to certain functions such as merchandising, commerce platforms, information technology, human resources, legal, finance, brand and communications, corporate development and administration that support all of QVC’s operations. For the years ended December 31, 2024, 2023 and 2022, the costs allocated to QVC-International totaled $45 million, $49 million and $46 million, respectively.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
Performance measures

	Year ended December 31, 2024
(in millions)	QxH	QVC-International	Consolidated QVC
Net revenue	$6,598	2,399	8,997
Cost of goods sold (exclusive of depreciation and amortization)	4,373	1,532	5,905
Segment gross profit	2,225	867	3,092
Operating	512	181	693
Advertising	277	35	312
Selling, general and administrative, excluding stock-based compensation and advertising	671	318	989
Adjusted OIBDA	$765	333	1,098

	Year ended December 31, 2023
(in millions)	QxH	QVC-International	Total
Net revenue	$6,995	2,454	9,449
Cost of goods sold (exclusive of depreciation and amortization)	4,711	1,562	6,273
Segment gross profit	2,284	892	3,176
Operating	549	190	739
Advertising	251	38	289
Selling, general and administrative, excluding stock-based compensation and advertising	738	339	1,077
Adjusted OIBDA	$746	325	1,071

	Year ended December 31, 2022
(in millions)	QxH	QVC-International	Total
Net revenue	$7,359	2,528	9,887
Cost of goods sold (exclusive of depreciation, amortization and Rocky Mount inventory losses)	5,131	1,620	6,751
Segment gross profit	2,228	908	3,136
Operating	562	198	760
Advertising	259	39	298
Selling, general and administrative, excluding stock-based compensation and advertising	657	313	970
Adjusted OIBDA	$750	358	1,108
Other information

	Years ended December 31,
	2024		2023		2022
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QxH	$51	252	59	265	77	277
QVC-International	26	22	31	17	34	13
Consolidated QVC	$77	274	90	282	111	290

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

	Years ended December 31,
	2024		2023
(in millions)	Total assets	Capital expenditures	Total assets	Capital expenditures
QxH	$8,128	122	9,828	128
QVC-International	1,761	51	1,892	54
Consolidated QVC	$9,889	173	11,720	182
Property and equipment, net of accumulated depreciation, by segment was as follows:

	December 31,
(in millions)	2024	2023
QxH	$259	263
QVC-International	151	164
Consolidated QVC	$410	427
The following table provides a reconciliation of Adjusted OIBDA to income before income taxes:

	Years ended December 31,
(in millions)	2024	2023	2022
Adjusted OIBDA	$1,098	1,071	1,108
Gains on sales of assets and sale leaseback transactions	1	113	520
Restructuring, penalties and fire related (costs), net of recoveries (including Rocky Mount inventory losses)	(18)	196	10
Impairment losses	(1,480)	(326)	(2,600)
Stock-based compensation	(20)	(37)	(36)
Depreciation and amortization	(351)	(372)	(401)
Operating (loss) income	(770)	645	(1,399)
Losses on financial instruments	—	(1)	(9)
Interest expense, net	(251)	(228)	(228)
Foreign currency gain (loss)	9	(10)	32
Gain (loss) on extinguishment of debt	—	10	(6)
Other (loss) income	(7)	—	20
(Loss) income before income taxes	$(1,019)	416	(1,590)
The following table summarizes net revenues based on revenues generated by subsidiaries located within the identified geographic area:

	Years ended December 31,
(in millions)	2024	2023	2022
United States	$6,598	6,995	7,359
Japan	870	945	1,017
Germany	785	788	813
United Kingdom	629	594	565
Other countries	115	127	133
Consolidated QVC	$8,997	9,449	9,887

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
The following table summarizes property and equipment, net of accumulated depreciation, based on physical location:

	December 31,
(in millions)	2024	2023
United States	$259	263
Japan	81	91
Other countries	70	73
Consolidated QVC	$410	427
(16) Employee Benefit Plans
In certain countries, QVC sponsors defined contribution plans, which provide employees an opportunity to make contributions to a trust for investment in a variety of securities. Generally, the Company makes matching contributions to the plans based on a percentage of the amount contributed by employees. The Company's cash contributions to the plans were $25 million, $24 million, and $25 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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

In June 2023, the Company agreed to a final insurance settlement with its insurance company and received all remaining proceeds related to the Rocky Mount claim. During the year ended December 31, 2023, the Company received $280 million of insurance proceeds, of which $210 million represented recoveries for business interruption losses. During the year ended December 31, 2023, the Company recorded $32 million of fire related costs and recognized net gains of $208 million representing proceeds received in excess of recoverable losses in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statements of operations.

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

Restructuring

On June 27, 2022, QVC Group announced a five-point turnaround plan designed to stabilize and differentiate its core HSN and QVC-U.S. businesses and expand the Company's leadership in video streaming commerce (“Project Athens”). Project Athens main initiatives included: (i) improve customer experience and grow relationships; (ii) rigorously execute core processes; (iii) lower cost to serve; (iv) optimize the brand portfolio; and (v) build new high growth businesses.

During 2022, QVC commenced the first phase of Project Athens, including actions to reduce inventory and a planned workforce reduction that was completed in February 2023. QVC recorded restructuring charges of $13 million during the year ended December 31, 2023 in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statement of operations. These initiatives were consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan.

During the second quarter of 2024, QVC entered into an agreement and announced a plan to shift its global operating model for information technology services to a managed services model. As a result, during the year ended December 31, 2024 QVC recorded restructuring charges of $18 million in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statements of operations.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
Other
In October 2023, HSN entered into a settlement agreement with the Consumer Product Safety Commission (“CPSC”) in which HSN agreed to pay a civil penalty of $16 million to settle the CPSC’s claim that HSN allegedly failed to timely submit a report under the Consumer Products Safety Act (“CPSA”) in relation to handheld clothing steamers sold by HSN under the Joy Mangano brand names My Little Steamer® and My Little Steamer® Go Mini that were subject to a voluntary recall previously announced on May 26, 2021. The settlement agreement also requires HSN to implement and maintain a compliance program to ensure compliance with the CPSA. The civil penalty was recorded in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statement of operations.

(18) Subsequent Events
On February 18, 2025, QVC repaid the remaining 2025 Notes, at maturity, using availability on the Credit Facility and cash on hand.
QVC declared and paid dividends to QVC Group in the amount of $42 million from January 1, 2025 to February 27, 2025.

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
Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.
Item 14. Principal Accounting Fees and Services
Audit Fees and All Other Fees
The following table presents fees for professional audit services rendered by KPMG LLP and its international affiliates for the audit of QVC’s consolidated financial statements for 2024 and 2023 and fees billed for other services rendered by KPMG LLP:

	Year ended December 31,
(in thousands)	2024	2023
Audit fees (1)	$7,573	$7,240
Audit related fees	—	—
Audit and audit related fees	7,573	7,240
Tax fees (2)	835	474
Total fees	$8,408	$7,714
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
Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor
The audit committee of QVC Group has adopted a policy regarding the pre-approval of all audit and permissible non-audit services provided by QVC's independent auditor. Pursuant to this policy, QVC Group's audit committee has approved the engagement of QVC's independent auditor to provide the following services (all of which are collectively referred to as "pre-approved services"):
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

III-1

Notwithstanding the foregoing general pre-approval, if an individual project involving the provision of pre-approved services is expected to result in fees in excess of $100,000, or if individual projects under $100,000 are expected to total $500,000 during the period between the regularly scheduled meetings of QVC Group's audit committee, then such projects will require the specific pre-approval of QVC Group's audit committee. QVC Group's audit committee has delegated the authority for the foregoing approvals to the chairman of the audit committee, subject to his subsequent disclosure to the entire audit committee of the granting of any such approval. M. Ian G. Gilchrist currently serves as the chairman of QVC Group's audit committee. In addition, the independent auditor is required to provide a report at each regularly scheduled audit committee meeting on all pre-approved services incurred during the preceding quarter. Any engagement of QVC's independent auditor for services other than the pre-approved services requires the specific approval of QVC Group's audit committee.
QVC Group’s pre-approval policy prohibits the engagement of QVC's independent auditor to provide any services that are subject to the prohibition imposed by Section 201 of the Sarbanes-Oxley Act.
All services provided by QVC's independent auditor during 2024 and 2023 were approved in accordance with the terms of the policy.

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

4.15
Indenture, dated September 25, 2024, by and among QVC, Inc., as issuer, the guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-38654) as filed on September 26, 2024 (the "September 2024 Form 8-K")).

4.16	Form of 6.875% Senior Secured Notes due 2029 (incorporated by reference to Exhibit 4.1 to the September 2024 Form 8-K).
10 - Material Contracts:

10.1	Forms of Indemnification Agreements between the Registrant and executive officers (incorporated by reference to Exhibit 10.16 to the 2012 S-4).

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
97 - Policy Relating to Recovery of Erroneously Awarded Compensation

97.1
QVC, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-38654) as filed on February 28, 2024).

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
QVC, Inc.

Date: February 27, 2025	By:/s/ DAVID L. RAWLINSON II
David L. Rawlinson II
President and Chief Executive Officer (Principal Executive Officer)

Date: February 27, 2025	By:/s/ BILL WAFFORD
Bill Wafford
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: February 27, 2025	By:/s/ BILL WAFFORD
Bill Wafford
Chief Financial Officer of Qurate Retail Group, Inc., as Stockholder-Director of QVC, Inc.

Date: February 27, 2025	By:/s/ DAVID L. RAWLINSON II
David L. Rawlinson II
President and Chief Executive Officer (Principal Executive Officer)

Date: February 27, 2025	By:/s/ BILL WAFFORD
Bill Wafford
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)