Form 10-Q
period 2025-03-31
QVC INC
filed 2025-05-07
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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

None of the voting stock of the registrant is held by a non-affiliate of the registrant. There is no publicly traded market for any class of voting stock of the registrant. There is one holder of record of our equity, Qurate Retail Group, Inc., an indirect wholly-owned subsidiary of QVC Group, Inc.

QVC, Inc.
2025 QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(in millions, except share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$295	297
Trade and other receivables, net of allowance for credit losses of $88 million and $89 million, respectively	832	1,134
Inventories	1,001	901
Other current assets	145	172
Total current assets	2,273	2,504
Property and equipment, net of accumulated depreciation of $934 million and $891 million, respectively	388	410
Intangible assets not subject to amortization (note 2):
Goodwill	2,230	2,204
Tradenames	2,120	2,120
Intangible assets subject to amortization, net (note 2)	402	385
Operating lease right-of-use assets	476	482
Note receivable - related party (note 1)	1,740	1,740
Other noncurrent assets	46	44
Total assets	$9,675	9,889
Liabilities and Equity
Current liabilities:
Accounts payable	$624	722
Accrued liabilities	729	874
Current debt (note 3)	—	585
Other current liabilities	47	52
Total current liabilities	1,400	2,233
Long-term debt (note 3)	3,969	3,313
Deferred income tax liabilities (note 4)	397	394
Operating lease liabilities	472	475
Other liabilities	101	105
Total liabilities	6,339	6,520
Equity:
Stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	11,204	11,201
Accumulated deficit	(7,622)	(7,538)
Accumulated other comprehensive earnings (loss)	(324)	(370)
Total stockholder's equity	3,258	3,293
Noncontrolling interest in equity of subsidiary	78	76
Total equity	3,336	3,369
Commitments and contingencies (note 5)
Total liabilities and equity	$9,675	9,889
See accompanying notes to condensed consolidated financial statements

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
(in millions)	2025	2024
Total revenue, net	$1,905	2,111
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,271	1,373
Operating expense	154	170
Selling, general and administrative, including stock-based compensation	299	320
Depreciation and amortization	95	92
Restructuring costs (note 5)	57	—
Gain on sale leaseback transaction	—	(1)
	1,876	1,954
Operating income (loss)	29	157
Other income (expense):
Interest expense, net	(60)	(62)
Foreign currency gain (loss)	(4)	(1)
	(64)	(63)
Earnings (loss) before income taxes	(35)	94
Income tax (expense) benefit	2	(32)
Net earnings (loss)	(33)	62
Less net (earnings) loss attributable to the noncontrolling interest	(9)	(11)
Net earnings (loss) attributable to QVC, Inc. shareholder	$(42)	51
See accompanying notes to condensed consolidated financial statements

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Earnings
(unaudited)

	Three months ended March 31,
(in millions)	2025	2024
Net (loss) earnings	$(33)	62
Foreign currency translation adjustments, net of tax	50	(44)
Total comprehensive earnings	17	18
Comprehensive (earnings) loss attributable to noncontrolling interest	(13)	(5)
Comprehensive earnings attributable to QVC, Inc. shareholder	$4	13
See accompanying notes to condensed consolidated financial statements

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
(in millions)	2025	2024
Cash flows from operating activities:
Net (loss) earnings	$(33)	62
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	95	92
Stock-based compensation	4	12
Gain on sale leaseback transaction	—	(1)
Change in fair value of financial instruments and noncash interest	(1)	(1)
Deferred income taxes	2	1
Other charges, net	24	21
Change in operating assets and liabilities
Decrease in trade and other receivables	298	311
Increase in inventory	(92)	(100)
Decrease in other current assets	31	30
Decrease in accounts payable	(106)	(91)
Decrease in accrued and other liabilities	(176)	(252)
Net cash provided by operating activities	46	84
Cash flows from investing activities:
Capital expenditures	(30)	(32)
Expenditures for television distribution rights	(43)	(2)
Proceeds from sale of fixed assets	—	6
Other investing activities, net	(1)	(1)
Net cash used in investing activities	(74)	(29)
Cash flows from financing activities:
Borrowings of debt	866	1,570
Repayments of debt	(797)	(1,555)
Dividends paid to QVC Group, Inc.	(42)	(42)
Dividends paid to noncontrolling interest	(11)	(11)
Other financing activities, net	(1)	(1)
Net cash provided by (used in) financing activities	15	(39)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	12	(12)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1)	4
Cash, cash equivalents and restricted cash at beginning of period	315	322
Cash, cash equivalents and restricted cash at end of period	$314	326
The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	March 31,	December 31,
	2025	2024
	in millions
Cash and cash equivalents	$295	297
Restricted cash included in other current assets	19	18
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$314	315
See accompanying notes to condensed consolidated financial statements

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2023	1	$—	10,901	(290)	(6,361)	87	4,337
Net (loss) earnings	—	—	—	—	51	11	62
Foreign currency translation adjustments, net of tax	—	—	—	(38)	—	(6)	(44)
Stock-based compensation	—	—	7	—	—	—	7
Dividends paid to QVC Group, Inc. and noncontrolling interest	—	—	—	—	(42)	(11)	(53)
Withholding taxes on net share settlements of stock-based compensation	—	—	(1)	—	—	—	(1)
Impact of tax liability allocation and indemnification agreement with QVC Group, Inc.	—	—	1	—	—	—	1
Balance, March 31, 2024	1	$—	10,908	(328)	(6,352)	81	4,309

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2024	1	$—	11,201	(370)	(7,538)	76	3,369
Net (loss) earnings	—	—	—	—	(42)	9	(33)
Foreign currency translation adjustments, net of tax	—	—	—	46	—	4	50
Stock-based compensation	—	—	3	—	—	—	3
Dividends paid to QVC Group, Inc. and noncontrolling interest	—	—	—	—	(42)	(11)	(53)
Balance, March 31, 2025	1	$—	11,204	(324)	(7,622)	78	3,336
See accompanying notes to condensed consolidated financial statements

QVC, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of QVC, Inc. and its controlled subsidiaries (collectively, "QVC," the "Company," “us,” “we,” or “our” unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation. QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the internet and mobile applications.
In the United States ("U.S."), QVC's televised shopping programs, including live and recorded content, are distributed across multiple channels nationally on a full-time basis, including QVC, QVC2, QVC3, HSN and HSN2. The Company's U.S. programming is also available on QVC.com and HSN.com, which we refer to as our "U.S. websites"; virtual multichannel video programming distributors (including Hulu + Live TV, DirecTV Stream and YouTube TV); applications via streaming video; Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex and Samsung TV Plus; mobile applications; social media pages, and over-the-air broadcasters (collectively, our "Digital Platforms").
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
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co. LTD. ("Mitsui") QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. QVC-Japan paid dividends to Mitsui of $11 million during each of the three months ended March 31, 2025 and 2024.
The Company is an indirect wholly-owned subsidiary of QVC Group, Inc., ("QVC Group") (Nasdaq: QVCGA, QVCGB and QVCGP), which also owns Cornerstone Brands, Inc. ("CBI"), as well as other minority investments.
During each of the three months ended March 31, 2025 and 2024, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $6 million to CBI for each of the three months ended March 31, 2025 and 2024. CBI allocated expenses of $1 million to QVC for each of the three months ended March 31, 2025 and 2024.
On December 30, 2020, the Company and Liberty Interactive LLC ("LIC") completed an internal realignment of the Company's global finance structure that resulted in a common control transaction with QVC Group. As part of the common control transaction, LIC issued a promissory note (“LIC Note”) to a subsidiary of the Company with an initial face amount of $1.8 billion, a stated interest rate of 0.48% and a maturity of December 29, 2029. Interest on the LIC Note is paid annually QVC recorded $2 million of related party interest income for each of the three months ended March 31, 2025 and 2024 included in interest expense, net in the condensed consolidated statement of operations.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
The accompanying (a) condensed consolidated balance sheet as of December 31, 2024, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The Company’s business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in QVC's Annual Report on Form 10-K for the year ended December 31, 2024. Certain prior period balances were reclassified to conform to the current year's presentation.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates include, but are not limited to, retail-related adjustments and allowances, depreciable lives of fixed assets and internally developed software, valuation of acquired intangible assets and goodwill and income taxes.

(2) Intangible Assets
The changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2025 were as follows:

(in millions)	QxH	QVC Int'l	Total
Balance as of December 31, 2024	$1,464	740	2,204
Exchange rate fluctuations	—	26	26
Balance as of March 31, 2025	$1,464	766	2,230
Intangible assets subject to amortization consisted of the following:

	March 31, 2025			December 31, 2024
(in millions)	Gross cost	Accumulated amortization	Intangible assets subject to amortization, net	Gross cost	Accumulated amortization	Intangible assets subject to amortization, net
Purchased and internally developed software	$1,129	(888)	241	1,094	(852)	242
Affiliate and customer relationships	2,822	(2,740)	82	2,816	(2,722)	94
Television distribution rights	531	(454)	77	535	(489)	46
Debt origination fees	9	(7)	2	9	(6)	3
	$4,491	(4,089)	402	4,454	(4,069)	385
The Company recorded amortization expense of $61 million and $72 million for the three months ended March 31, 2025 and 2024, respectively, related to intangible assets with finite useful lives.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
As of March 31, 2025, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2025	$174
2026	169
2027	45
2028	10
2029	4

(3) Long-Term Debt
Long-term debt consisted of the following:

(in millions)	March 31, 2025	December 31, 2024
4.45% Senior Secured Notes due 2025, net of original issue discount	$—	585
4.75% Senior Secured Notes due 2027	44	44
4.375% Senior Secured Notes due 2028	72	72
6.875% Senior Secured Notes due 2029	605	605
5.45% Senior Secured Notes due 2034, net of original issue discount	400	400
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
6.375% Senior Secured Notes due 2067	225	225
6.25% Senior Secured Notes due 2068	500	500
Senior secured credit facility	1,850	1,195
Less: deferred loan costs, net	(27)	(28)
Total debt	3,969	3,898
Less: current portion	—	(585)
Long-term portion of debt	$3,969	3,313
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and have equal priority to the senior secured credit facility ("Credit Facility"). The interest on QVC's senior secured notes is payable semi-annually with the exception of interest on the 6.375% Senior Secured Notes due 2067 ("2067 Notes") and the 6.25% Senior Secured Notes due 2068 ("2068 Notes"), which is payable quarterly.
On February 18, 2025, QVC repaid the remaining 4.45% Senior Secured Notes due 2025 ("2025 Notes"), at maturity, using availability under the Credit Facility and cash on hand.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
Senior Secured Credit Facility
On October 27, 2021, QVC entered into the Fifth Amended and Restated Credit Agreement (the "Fifth Amended and Restated Credit Agreement") with CBI, and QVC Global Corporate Holdings, LLC (“QVC Global”), each a direct or indirect wholly owned subsidiary of QVC Group, as borrowers (collectively, the “Borrowers”), and the other parties thereto. The Fifth Amended and Restated Credit Agreement is a multi-currency facility providing for a $3.25 billion revolving credit facility, with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. The Fifth Amended and Restated Credit Agreement may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings bear interest at either the alternate base rate (“ABR Rate”) or a London Inter-bank Offered Rate ("LIBOR")-based rate (or the applicable non-U.S. Dollar equivalent rate) (“Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if CBI, QVC Global or any other borrower (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid may be reborrowed. The facility matures on October 27, 2026. Payment of loans may be accelerated following certain customary events of default.
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
The loans under the Credit Facility are scheduled to mature on October 27, 2026. Payment of the loans may be accelerated following certain customary events of default.
In accordance with the accounting guidance for obligations resulting from joint and several liability arrangements, QVC will record a liability for amounts it has borrowed under the senior secured credit facility plus any additional amount it expects to repay on behalf of CBI. There were no borrowings by CBI outstanding on the Fifth Amended and Restated Credit Agreement as of March 31, 2025 and December 31, 2024.
Availability under the Fifth Amended and Restated Credit Agreement at March 31, 2025 was $863 million, which is limited by restrictions on our consolidated leverage ratio. The interest rate on the senior secured credit facility was 6.0% and 6.8% at March 31, 2025 and 2024, respectively.
The payment and performance of the Borrowers’ obligations under the Fifth Amended and Restated Credit Agreement are guaranteed by each of QVC’s and QVC Global’s Material Domestic Subsidiaries (as defined in the Fifth Amended and Restated Credit Agreement), if any, and certain other subsidiaries of any Borrower that such Borrower has chosen to provide guarantees. Further, the borrowings under the Fifth Amended and Restated Credit Agreement are secured, pari passu with QVC’s existing notes, by a pledge of all of QVC’s equity interests.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
On April 1, 2025, CBI was removed as a borrower under the Fifth Amended and Restated Credit Agreement. CBI had no outstanding borrowings under the Fifth Amended and Restated Credit Agreement at the time of its removal from the Fifth Amended and Restated Credit Agreement.
Other Debt Related Information
There are no restrictions under the debt agreements on QVC's ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or the Fifth Amended and Restated Credit Agreement and (i) with respect to QVC’s senior secured notes, QVC's consolidated leverage ratio would be no greater than 3.5 to 1.0 (“senior secured notes leverage basket”) and (ii) with respect to the Fifth Amended and Restated Credit Agreement, the consolidated net leverage ratio for QVC, QVC Global and CBI, would be no greater than 4.0 to 1.0. As of March 31, 2025, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends under the senior secured notes to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to QVC Group under an intercompany tax sharing agreement (the “Tax Agreement”) in respect of certain tax obligations of QVC and its subsidiaries.
The weighted average interest rate applicable to all of the outstanding debt (excluding finance leases) prior to amortization of bond discounts and related debt issuance costs was 6.1% and 5.7% as of March 31, 2025 and 2024, respectively.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(4) Income Taxes
The Company calculates its interim income tax provision by applying its best estimate of the annual expected effective tax rate to its ordinary year-to-date income or loss. The expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur.
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

For the three months ended March 31, 2025 and 2024, the Company recorded a tax (benefit) expense of $(2) million and $32 million, respectively, which represented an effective tax rate of 5.7% and 34.0%, respectively. The 2025 rate differs from the U.S. federal income tax rate of 21% primarily due to state and foreign tax expense and permanent items. The 2024 rate differs from the U.S. federal income tax rate of 21% primarily due to state and foreign tax expense and permanent items.
The Company participates in a consolidated federal return filing with QVC Group. As of March 31, 2025, the Internal Revenue Service ("IRS") has completed its examination of the Company's tax years through 2022. The Company's 2023 and 2024 tax years are being examined currently as part of the QVC Group consolidated return under the IRS's Compliance Assurance Process program. The Company files income tax returns in various states and foreign jurisdictions. As of March 31, 2025, the Company was under examination in Massachusetts, Minnesota, Pennsylvania, South Carolina, Texas, Utah, Wisconsin, New York City, Germany and the U.K.
The Company is a party to the Tax Agreement with QVC Group. The Tax Agreement establishes the methodology for the calculation and payment of income taxes in connection with the consolidation of the Company with QVC Group for income tax purposes. Generally, the Tax Agreement provides that the Company will pay QVC Group an amount equal to the tax liability, if any, that it would have if it were to file as a consolidated group separate and apart from QVC Group, with exceptions for the treatment and timing of certain items, including but not limited to deferred intercompany transactions, credits, and net operating and capital losses. To the extent that the separate company tax expense is different from the payment terms of the Tax Agreement, the difference is recorded as either a dividend or capital contribution.
The amounts of the tax-related payable due to QVC Group as of March 31, 2025 and December 31, 2024 were $19 million and $32 million, respectively, and were included in accrued liabilities in the accompanying condensed consolidated balance sheets.

(5) Commitments and Contingencies
Litigation
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
Contingencies
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
Restructuring
On November 14, 2024 QVC announced the WIN strategy, targeting top-line growth through three central priorities: (i) ‘Wherever She Shops’ - aims to enhance customer interactions across diverse platforms; (ii) ‘Inspiring People & Products’ - fosters rich, engaging content experiences; and (iii) ‘New Ways of Working’ - emphasizes leveraging technology and process enhancements to streamline operations and fuel innovation. With the WIN strategy, QVC plans to broaden content outreach by creating dynamic, purpose-built experiences that resonate across social media and digital streaming channels. By optimizing its production studios and fostering continuous improvement, QVC envisages content creation as an integrated, efficient process that adapts to various platforms without losing the essence of the brand. QVC aims to grow audiences and redefine shopping experiences, ensuring that it meets its customers wherever they are while building on its heritage for sustained success.
On January 29, 2025, the Company announced the consolidation of its QVC and HSN operations at the Company’s Studio Park location in West Chester, PA, and the closing of the St. Petersburg, FL campus. The consolidation is part of QVC’s organizational and strategic changes intended to support the Company’s WIN strategy. As a result, the Company accelerated depreciation related to the planned closure of the St. Petersburg, FL campus and recorded $14 million of incremental depreciation during the three months ended March 31, 2025. On March 27, 2025 the Company announced a plan to reorganize teams across the Company as part of the WIN strategy, which is intended to increase revenue through growth initiatives while maintaining Adjusted OIBDA margin. As a result of the reorganization, QVC recorded $36 million and $21 million of restructuring costs at QxH and QVC International, respectively, during the three months ended March 31, 2025.
(6) Financial Instruments and Fair Value Measurements
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
The Company's assets and liabilities measured or disclosed at fair value were as follows:

		Fair value measurements at March 31, 2025
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Cash equivalents	$18	18	—
Debt	3,000	286	2,714

		Fair value measurements at December 31, 2024
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Cash equivalents	$52	52	—
Debt	3,137	344	2,793

(7) Information about QVC's Operating Segments

The Company's chief operating decision maker ("CODM") is the Company's Chief Executive Officer who has ultimate responsibility for enterprise decisions. QVC's CODM determines, in particular, resource allocation for, and monitors performance of, the consolidated enterprise, QxH, and QVC International. The segment managers have responsibility for operating decisions, allocating resources and assessing performance within their respective segments. QVC's CODM relies on internal management reporting that analyzes enterprise results and segment results to the Adjusted OIBDA level (see below).
For the three months ended March 31, 2025 and 2024, QVC has identified QxH and QVC International as its two reportable segments. Both operating segments are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the internet and mobile applications in certain markets.
The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as net revenue, Adjusted OIBDA (defined below), gross margin, average sales price per unit, number of units shipped and revenue or sales per customer. For segment reporting purposes, the Company defines Adjusted OIBDA, as net revenue less cost of goods sold, operating expenses, and selling, general and administrative expenses (excluding stock-based compensation, and restructuring costs). The Company believes this measure is an important indicator of the operational strength and performance of its segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking among the Company's businesses and identify strategies to improve performance. This measure of performance excludes depreciation, amortization, impairment losses, gains on sale of assets and sale-leaseback transactions, restructuring, and stock-based compensation that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net earnings (loss), cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP. The segment presentation for prior periods has been conformed to the current period segment presentation.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
Disaggregated revenue by segment and product category consisted of the following:

	Three months ended March 31, 2025			Three months ended March 31, 2024
(in millions)	QxH	QVC Int'l	Total	QxH	QVC Int'l	Total
Home	$538	223	761	589	237	826
Apparel	258	99	357	282	108	390
Beauty	211	120	331	239	129	368
Accessories	173	46	219	201	48	249
Electronics	89	15	104	108	15	123
Jewelry	63	33	96	80	33	113
Other revenue	36	1	37	40	2	42
Total net revenue	$1,368	537	1,905	1,539	572	2,111

Performance measures

		Three months ended March 31, 2025			Three months ended March 31, 2024
(in millions)	QxH	QVC-Int'l	Total	QxH	QVC-Int'l	Total
Net revenue	$1,368	537	1,905	1,539	572	2,111
Costs of goods sold (exclusive of depreciation and amortization)	923	348	1,271	1,007	366	1,373
Segment gross profit	445	189	634	532	206	738
Operating expense	111	43	154	125	45	170
Advertising	55	8	63	53	7	60
Selling, general and administrative, excluding stock-based compensation and advertising	157	75	232	169	79	248
Adjusted OIBDA	$122	63	185	185	75	260
Other information

	March 31, 2025
(in millions)	Total assets	Capital expenditures	Property and equipment, net
QxH	$7,891	25	235
QVC International	1,784	5	153
Consolidated QVC	$9,675	30	388

	March 31, 2024
(in millions)	Total assets	Capital expenditures	Property and equipment, net
QxH	$9,582	22	254
QVC International	1,793	10	153
Consolidated QVC	$11,375	32	407

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The following table provides a reconciliation of Adjusted OIBDA to operating income and income before income taxes:

	Three months ended March 31,
(in millions)	2025	2024
Adjusted OIBDA	$185	260
Gain on sale leaseback transaction	—	1
Restructuring costs	(57)	—
Stock-based compensation	(4)	(12)
Depreciation and amortization	(95)	(92)
Operating income	29	157
Interest expense, net	(60)	(62)
Foreign currency gain (loss)	(4)	(1)
(Loss) earnings before income taxes	$(35)	94

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies, including our WIN strategy; capital expenditures; revenue growth; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; repayment of debt; economic and macroeconomic trends; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. You should not place undue reliance on the forward-looking statements made in this Quarterly Report on Form 10-Q. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:
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
•increases in market interest rates;
•changes in tariffs, trade policy and trade relations with China, the United Kingdom ("U.K.") and other countries;
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
•failure to successfully implement business improvement initiatives and growth strategies; and
•dependence of QVC Group on our cash flow for servicing its debt.

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 10-K") and Part II, Item 1A in this Quarterly Report on Form 10-Q. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and the 2024 10-K.
Overview
QVC, Inc. and its consolidated subsidiaries (unless otherwise indicated or required by the context, the terms "we," "our," "us," the "Company" and "QVC" refer to QVC, Inc. and its consolidated subsidiaries) is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the internet and mobile applications. QVC is comprised of the reportable segments of QxH, which includes QVC-U.S. and HSN, Inc. ("HSN"), and QVC International. These segments reflect the way the Company evaluates its business performance and manages its operations.
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
On November 14, 2024 QVC announced the WIN strategy, targeting top-line growth through three central priorities: (i) ‘Wherever She Shops’ - aims to enhance customer interactions across diverse platforms; (ii) ‘Inspiring People & Products’ - fosters rich, engaging content experiences; and (iii) ‘New Ways of Working’ - emphasizes leveraging technology and process enhancements to streamline operations and fuel innovation. With the WIN strategy, QVC plans to broaden content outreach by creating dynamic, purpose-built experiences that resonate across social media and digital streaming channels. By optimizing our production studios and fostering continuous improvement, we envisage content creation as an integrated, efficient process that adapts to various platforms without losing the essence of our brand. We aim to grow audiences and redefine shopping experiences, ensuring that we meet our customers wherever they are while building on our heritage for sustained success.
On January 29, 2025, the Company announced the consolidation of its QVC and HSN operations at the Company’s Studio Park location in West Chester, PA, and the closing of the St. Petersburg, FL campus. The consolidation is part of QVC’s organizational and strategic changes intended to support the Company’s WIN strategy. As a result, the Company accelerated depreciation related to the planned closure of the St. Petersburg, FL campus and recorded $14 million of incremental depreciation during the three months ended March 31, 2025. On March 27, 2025 the Company announced a plan to reorganize teams across the Company as part of the WIN strategy, which is intended to increase revenue through growth initiatives while maintaining Adjusted OIBDA margin. As a result of the reorganization, QVC recorded $36 million and $21 million of restructuring costs at QxH and QVC International, respectively, during the three months ended March 31, 2025.
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

The current economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate, has impacted and could continue to adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls, to varying degrees, during times of economic instability and inflationary pressures. Economic tensions and changes in international trade policies, including, for example, the recent widespread tariffs announced by the U.S. on its major trading partners, higher tariffs on imported goods and materials, actions taken in response (such as retaliatory tariffs or other trade protectionist measures or the renegotiation of free trade agreements), have increased inflationary cost pressures and recessionary fears. Global financial markets have experienced and may continue to experience, disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including Europe and Japan, continue to be uncertain or deteriorate, our customers may respond by suspending, delaying or reducing their discretionary spending. Any further suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Such weak economic conditions may also inhibit our expansion into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects. Additionally, these economic and financial market conditions may result in consumers remaining highly distracted. In the US, TV shopping and entertainment hours declined, while news and business TV viewership rose, reflecting shifting consumer attention.
The Company has continued to see inflationary pressures during the period including higher wages and merchandise costs consistent with inflation and tariff impacts experienced by the global economy. As a result of existing and any new or additional tariffs, the cost of merchandise is expected to increase, and we may seek to increase prices and/or seek alternative sources of supply for merchandise. Further, the full impact of recent governmental actions on macroeconomic conditions and on our business is uncertain, difficult to predict and depends on a number of factors, including the extent and duration of tariffs, any reversal or temporary suspension of announced tariffs, the availability of exemptions, changes in the amount and scope of tariffs, the imposition of new tariffs and other measures that target countries may take in response to U.S. trade policies, and possible resulting general inflationary pressures in the global economy. If these pressures persist, inflated costs may result in certain increased costs outpacing our pricing power in the near term.

Due to recent goodwill and tradename impairments related to the QxH reporting unit during the fourth quarter of 2024, the fair values of such intangible assets do not significantly exceed their carrying value. The Company will continue to monitor its current business performance versus the current and updated long-term forecasts, among other relevant considerations, to determine if the carrying value of its assets (including Goodwill and Tradenames) is appropriate. Future outlook declines in revenue, cash flows, or other factors could result in a sustained decrease in fair value that may result in a determination that carrying value adjustments are required, which could be material.

Results of Operations
QVC's operating results were as follows:

	Three months ended March 31,
(in millions)	2025	2024
Total revenue, net	$1,905	2,111
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,271	1,373
Operating expense	154	170
Advertising	63	60
Selling, general and administrative, excluding stock-based compensation and advertising	232	248
Adjusted OIBDA (defined below)	185	260
Restructuring costs	57	—
Gain on sale leaseback transaction	—	(1)
Stock-based compensation	4	12
Depreciation and amortization	95	92
Operating income	29	157
Other (expense) income:
Interest expense, net	(60)	(62)
Foreign currency gain (loss)	(4)	(1)
	(64)	(63)
(Loss) earnings before income taxes	(35)	94
Income tax (expense) benefit	2	(32)
Net (loss) earnings	(33)	62
Less net earnings attributable to the noncontrolling interest	(9)	(11)
Net (loss) earnings attributable to QVC, Inc. shareholder	$(42)	51
Total revenue, net
Total revenue, net by segment was as follows:

	Three months ended March 31,
(in millions)	2025	2024
QxH	$1,368	1,539
QVC International	537	572
Consolidated QVC	$1,905	2,111
QVC's consolidated total revenue, net decreased $206 million, or 9.8% for the three months ended March 31, 2025, as compared to the corresponding period in the prior year. The three month decrease in total revenue, net was due to a 7.6% decrease in units shipped attributable to QxH and to a lesser extent QVC International. The decrease was also related to a 1.8% decrease in average selling price per unit ("ASP") primarily driven by QxH and to a lesser extent QVC International. These decreases to total revenue, net were partially offset by a $42 million decrease in estimated product returns primarily at QxH and to a lesser extent QVC International.
During the three months ended March 31, 2025 the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro, and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow is likely to be negatively affected.

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
The percentage change in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended March 31, 2025
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	(11.1)%	—%	(11.1)%
QVC International	(6.1)%	(2.4)%	(3.7)%
For the three months ended March 31, 2025 QxH's total revenue, net decline of $171 million or 11.1% was attributable to a 9.6% decrease in units shipped and a 1.8% decrease in ASP. These declines were partially offset by a $30 million decrease in estimated product returns. For the three months ended March 31, 2025, QxH experienced shipped sales declines in all product categories.

For the three months ended March 31, 2025 QVC International's total revenue, net decline of $21 million was due to a 3.8% decrease in aggregate units shipped attributable to Japan and Germany, partially offset by the UK and a 1% decrease in ASP, resulting from the U.K. and Germany, partially neutralized by Japan. For the three months ended March 31, 2025, QVC International experienced shipped sales growth in constant currency in electronics and jewelry with declines in all other product categories.
Cost of goods sold (excluding depreciation and amortization)
QVC's cost of goods sold as a percentage of net revenue was 66.7% and 65.0% for the three months ended March 31, 2025 and 2024, respectively. The increase in cost of goods sold as a percentage of revenue for the three months ended March 31, 2025 is due to higher warehouse and freight costs across both segments.

Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and TV distribution expenses. Operating expenses were 8.1% of net revenue for each of the three months ended March 31, 2025 and 2024, respectively.

Advertising
QVC recorded $63 million and $60 million of advertising expenses for the three months ended March 31, 2025 and 2024, respectively. QVC’s advertising expenses increased $3 million, or 5% for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily driven by social and streaming platforms at QxH.
Selling, general and administrative expenses (excluding stock-based compensation and advertising)
QVC's selling, general, and administrative expenses excluding stock-based compensation and advertising include personnel, information technology (“IT”), production costs and the provision for doubtful accounts. Such expenses decreased $16 million and increased 1% as a percentage of total revenue, net for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The decrease in expenses was driven by a $13 million decrease in personnel costs. The decrease in personnel costs was driven by QxH as a result of not meeting performance targets established in the QxH bonus plan in the current year and lower wages due to a workforce reduction associated with the shift in the IT operating model that occurred in the second quarter of the prior year.

Restructuring costs
For the three months ended March 31, 2025 QVC recorded $36 million and $21 million of restructuring costs at QxH and QVC International, respectively, resulting from the announced plan to reorganize its teams across the Company as part of the WIN strategy.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock granted to certain employees, directors and officers. QVC recorded $4 million and $12 million of stock-based compensation expense for the three months ended March 31, 2025 and 2024, respectively. The decrease in stock compensation expense for the three months ended March 31, 2025 was primarily related to a decline in the probability of satisfying performance objectives and changes in the market price of QVC Group’s Series A common stock.
Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended March 31,
(in millions)	2025	2024
Property and equipment depreciation	$34	20
Total depreciation	34	20
Customer relationships amortization	12	12
Television distribution right amortization	17	20
Software amortization	32	40
Total amortization	61	72
Total depreciation and amortization	$95	92
For the three months ended March 31, 2025, the Company recorded $14 million of incremental depreciation due to accelerated depreciation of the St. Petersburg, FL campus and associated assets as a result of the planned closure. The decrease in software amortization for the three months ended March 31, 2025 is primarily due to assets that fully depreciated in the second quarter of 2024 at QxH.
Interest expense, net
For the three months ended March 31, 2025, consolidated interest expense, net decreased $2 million or (3.2)% as compared to the corresponding period in the prior year. This decrease was driven by lower outstanding debt in the current period compared to the corresponding period in the prior year.
Foreign currency loss
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. For the three months ended March 31, 2025, the change in foreign currency loss was due to variances in short-term loans, interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.

Income taxes
Our effective tax rate was 5.7% and 34.0% for the three months ended March 31, 2025 and 2024, respectively. The 2025 rate differs from the U.S. federal income tax rate of 21% primarily due to state and foreign tax expense and permanent items. The 2024 rate differs from the U.S. federal income tax rate of 21% primarily due to state and foreign tax expense and permanent items.
Adjusted Operating Income before Depreciation and Amortization (Adjusted OIBDA)
To provide investors with additional information regarding our financial statements, we disclose Adjusted OIBDA (defined below), which is a non-U.S. generally accepted accounting principles ("U.S. GAAP") measure. QVC defines Adjusted OIBDA as operating income plus depreciation and amortization, impairment losses (where applicable), stock-based compensation and excluding restructuring costs and gain on sale leaseback transaction. QVC's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate the businesses and make decisions about allocating resources among the businesses. QVC believes that this is an important indicator of the operational strength and performance of the segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows QVC to view operating results, perform analytical comparisons and perform benchmarking among its businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.
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

	Three months ended March 31,
(in millions)	2025	2024
Operating income	$29	157
Depreciation and amortization	95	92
Stock-based compensation	4	12
Restructuring costs (see note 5)	57	—
Gain on sale leaseback transaction	—	(1)
Adjusted OIBDA	$185	260

QVC Adjusted OIBDA decreased by $75 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease is due to a $63 million decrease at QxH and a $12 million decrease at QVC International.
Seasonality
QVC's business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, QVC has earned, on average, between 22% and 24% of its revenue in each of the first three quarters of the year and 30% of its revenue in the fourth quarter of the year.

Financial Position, Liquidity and Capital Resources
General
Historically, QVC's primary sources of cash have been cash provided by operating activities and borrowings. In general, QVC uses this cash to fund its operations, make capital purchases, make dividend and tax sharing payments to QVC Group, make interest payments and repay borrowings.

As of March 31, 2025, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and have equal priority to the senior secured credit facility. The interest on QVC's senior secured notes is payable semi-annually with the exception of interest on the 2067 Notes and the 2068 Notes, which is payable quarterly.
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
The senior secured notes permit QVC to make unlimited dividends or other restricted payments so long as QVC is not in default under the indentures governing the senior secured notes and QVC’s consolidated leverage ratio is not greater than 3.5 to 1.0 (the “senior secured notes leverage basket”). As of March 31, 2025, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result, QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to QVC Group under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

Senior Secured Credit Facility
On October 27, 2021, QVC entered into the Fifth Amended and Restated Credit Agreement (the "Fifth Amended and Restated Credit Agreement") with CBI, and QVC Global Corporate Holdings, LLC (“QVC Global”), each a direct or indirect wholly owned subsidiary of QVC Group, as borrowers (collectively, the “Borrowers”), and the other parties thereto. The Fifth Amended and Restated Credit Agreement is a multi-currency facility providing for a $3.25 billion revolving credit facility, with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. The Fifth Amended and Restated Credit Agreement may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings bear interest at either the alternate base rate (“ABR Rate”) or a London Inter-bank Offered Rate ("LIBOR")-based rate (or the applicable non-U.S. Dollar equivalent rate) (“Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if CBI, QVC Global or any other borrower (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid may be reborrowed. The facility matures on October 27, 2026. Payment of loans may be accelerated following certain customary events of default.

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
Availability under the Fifth Amended and Restated Credit Agreement at March 31, 2025 was $863 million, which is limited by restrictions on our consolidated leverage ratio. The interest rate on the senior secured credit facility was 6.0% and 6.8% at March 31, 2025 and 2024, respectively.
The payment and performance of the Borrowers’ obligations under the Fifth Amended and Restated Credit Agreement are guaranteed by each of QVC’s and QVC Global’s Material Domestic Subsidiaries (as defined in the Fifth Amended and Restated Credit Agreement), if any, and certain other subsidiaries of any Borrower that such Borrower has chosen to provide guarantees. Further, the borrowings under the Fifth Amended and Restated Credit Agreement are secured, pari passu with QVC’s existing notes, by a pledge of all of QVC’s equity interests.
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

Summarized financial information for the year-to-date interim period and the most recent annual period was as follows:

	Combined Parent-QVC, Inc. and Subsidiary Guarantors
	March 31, 2025	December 31, 2024
Current assets	$1,541	$1,776
Intercompany payable to non-guarantor subsidiaries	(2,362)	(2,418)
Note receivable - related party	1,740	1,740
Noncurrent assets	4,292	4,300
Current liabilities	857	1,705
Noncurrent liabilities	4,615	3,961

	Combined Parent-QVC, Inc. and Subsidiary Guarantors
	Three months ended March 31, 2025	Year ended December 31, 2024
Net revenue	$1,489	$7,214
Net revenue less cost of goods sold	611	3,038
Loss before taxes	(31)	(1,115)
Net loss	(33)	(1,022)
Net loss attributable to QVC, Inc. Shareholder	(42)	(1,069)

Other Debt Related Information
QVC was in compliance with all of its debt covenants as of March 31, 2025.

There are no restrictions under the debt agreements on QVC’s ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or the Fifth Amended and Restated Credit Agreement and (i) with respect to QVC’s senior secured notes, QVC’s consolidated leverage ratio would be no greater than 3.5 to 1.0 and (ii) with respect to the Fifth Amended and Restated Credit Agreement, the consolidated net leverage basket for QVC, QVC Global and CBI, would be no greater than 4.0 to 1.0. As of March 31, 2025, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, QVC will continue to be permitted to make unlimited dividends under the senior secured notes to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to QVC Group under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.
As a result, QVC Group will, in many instances, be permitted to rely on QVC’s cash flow for servicing QVC Group’s debt. These events may increase accumulated deficit or require QVC to borrow under the Fifth Amended and Restated Credit Agreement, increasing QVC’s leverage and decreasing liquidity. QVC has made significant distributions to QVC Group in the past.
QVC's debt credit ratings were downgraded by Fitch Ratings during the three months ended March 31, 2025 as follows: (i) downgraded QVC’s long-term issuer default rating from “B” to “B-” and (ii) downgraded the senior secured rating from “BB-“ to “B+”.
Additional Cash Flow Information
During the three months ended March 31, 2025, QVC's primary uses of cash were $797 million of principal repayments of debt, $73 million of capital and television distribution rights expenditures, $42 million of dividends to QVC Group, and $11 million in dividend payments from the Company’s Japanese operations ("QVC-Japan") to Mitsui & Co. LTD (“Mitsui”). These uses of cash were funded primarily with $866 million of principal borrowings from the senior secured credit facility and $46 million of cash provided by operating activities. As of March 31, 2025, QVC's cash, cash equivalents and restricted cash balance was $314 million.

The change in cash provided by operating activities for the three months ended March 31, 2025 compared to the previous year was primarily due to changes in working capital and lower net income. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
As of March 31, 2025, $215 million of the $314 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 52% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.

Other
QVC’s material cash requirements for 2025, outside of normal operating expenses, include the costs to service outstanding debt, expenditures for affiliation agreements with television providers, and capital expenditures. Capital expenditures are expected to be between $151 million and $167 million, including $30 million already expended for the three months ended March 31, 2025. The Company also may make dividend payments to QVC Group. Refer to the off-balance sheet arrangements and aggregate contractual obligations table below for a summary of other material cash requirements as of March 31, 2025. The Company expects that cash on hand and cash provided by operating activities in future periods and outstanding borrowing capacity will be sufficient to fund projected uses of cash.
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
Critical Accounting Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires QVC to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates under different assumptions or conditions. Estimates include, but are not limited to, retail-related adjustments and allowances, depreciable lives of fixed assets and internally developed software, and valuation of acquired intangible assets and goodwill. QVC bases its estimates on historical experience and on various other assumptions that QVC believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. In addition, as circumstances change, QVC may revise the basis of its estimates accordingly.
There have been no significant changes to our critical accounting policies and estimates disclosed in our 2024 10-K.

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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at March 31, 2025:

(in millions, except percentages)	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	—	44	72	605	1,425	2,146	1,150
Weighted average interest rate on fixed rate debt	—%	—%	4.8%	4.4%	6.9%	6.0%	6.2%	N/A
Variable rate debt	$—	1,850	—	—	—	—	1,850	1,850
Average interest rate on variable rate debt	—%	6.0%	—%	—%	—%	—%	6.0%	N/A
(1) Amounts exclude the issue discounts on the 5.45% Senior Secured Notes due 2034 and 5.95% Senior Secured Notes due 2043.
N/A - Not applicable.
Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three months ended March 31, 2025 would have been impacted by approximately $1 million for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The Fifth Amended and Restated Credit Agreement provides QVC with the ability to borrow in multiple currencies. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of March 31, 2025, no borrowings in foreign currencies were outstanding.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2025. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1A. Risk Factors
Except as discussed below, there have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2024, which risk factors are incorporated by reference into this Quarterly Report on Form 10-Q.

The following risk factors are hereby replaced in their entirety as set forth below.

Our businesses may be materially adversely affected by the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures implemented by the U.S. and other countries.
Recently there have been significant changes to U.S. trade policies, treaties and tariffs, including, but not limited to, trade policies, treaties and tariffs affecting products from outside of the U.S. For example, in April 2025, the U.S. government announced a baseline tariff of 10% on products from all countries and placed additional significant tariffs on certain goods imported from China. There is uncertainty as to whether and when the U.S. may impose new tariffs on goods imported from China or other countries. The full impact of recent governmental actions on macroeconomic conditions and on our business is uncertain, difficult to predict and depends on a number of factors, including the extent and duration of tariffs, any reversal or temporary suspension of announced tariffs, the availability of exemptions, changes in the amount and scope of tariffs, the imposition of new tariffs and other measures that target countries may take in response to U.S. trade policies, and possible resulting general inflationary pressures in the global economy, as well as the availability and cost of alternative sources of supply for merchandise. As a result of existing and any new or additional tariffs, the cost of merchandise is expected to increase, including as a result of finding new sources of supply for merchandise, which may be at less favorable pricing than our current sources of supply, and we may seek in the future to increase prices at which certain products are offered to our customers in order to maintain our margins, which may diminish demand for the products sold by our businesses. Our businesses’ ability to satisfy customer demand for products may be negatively impacted if we decide to hold shipments of inventory while we determine the impacts of the tariffs on our businesses, if we choose to cease carrying merchandise or if we need to source merchandise from alternative suppliers who may not be of comparable quality as our existing suppliers, or if we need to change the timing of planned promotions or the roll-out of new products.
The imposition of tariffs has resulted in increased market volatility, and exacerbated existing inflationary cost pressures and recessionary fears, which could further negatively impact discretionary spending by our customers. As a result of these dynamics, any future changes to the U.S.’s or other countries’ trade relationships or the impact of new tariffs, laws or regulations adopted by the U.S. or other countries could have a material adverse effect on our sales and results of operations.
Fluctuations in currency exchange rates may lead to lower revenues and earnings.
Sales made by QVC outside the U.S. are denominated in the currency of the country in which its operations are located, and changes in currency exchange rates affect the translation of the sales and earnings of these businesses into U.S. dollars for financial reporting purposes. Because of this, movements in currency exchange rates have had, and are expected to continue to have, a significant impact on QVC’s results of operations from time to time.
Changes in currency exchange rates can also increase the cost of inventory purchases that are denominated in a currency other than the local currency of the business buying the merchandise. When exchange rates change significantly in a short period or move unfavorably over an extended period, it can be difficult for QVC to adjust accordingly, and gross margin can be adversely affected. For example, a significant amount of merchandise QVC offers for sale is made in China and accordingly, a revaluation of Chinese currency, or increased market flexibility in the exchange rate for that currency, increasing its value relative to the U.S. dollar or currencies in which QVC’s stores are located, could be significant.
Fluctuations in currency exchange rates have resulted and may continue to result from a variety of factors, including, but not limited to, market volatility as a result of the current political landscape and, in particular, U.S. policy changes and uncertainty resulting from such changes. QVC expects that currency exchange rate fluctuations could have a material adverse effect on its sales and results of operations from time to time.
Weak and uncertain economic conditions worldwide may reduce consumer demand for our businesses’ products and services.
II-1

Prolonged economic weakness and uncertainty in various regions of the world in which our subsidiaries and business affiliates operate has adversely affected, and could in the future adversely affect, demand for our businesses’ products and services since a substantial portion of our businesses’ revenue is derived from discretionary spending by individuals, which typically falls during times of inflation, recession and economic instability. Global financial markets may experience disruptions, including increased volatility and diminished liquidity and credit availability. Economic tensions and changes in international trade policies, including, for example, the recent widespread tariffs announced by the U.S. on its major trading partners, higher tariffs on imported goods and materials, actions taken in response (such as retaliatory tariffs or other trade protectionist measures or the renegotiation of free trade agreements), have increased inflationary cost pressures and recessionary fears. If economic and financial market conditions in the U.S. or other key markets, including China, Japan and Europe deteriorate, customers of our subsidiaries and business affiliates may respond by suspending, delaying, or reducing their discretionary spending. Any further suspension, delay or reduction in discretionary spending could adversely affect our revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. We currently are unable to predict the extent of any of these potential adverse effects.
Significant developments stemming from U.S. and international trade policy with China, including in response to tariffs, as well as forced labor and human rights abuses in China, may adversely impact our businesses and operating results.
There is currently significant uncertainty about the future relationship between the U.S. and China with respect to tariffs and trade policies. The U.S. government has placed significant tariffs on certain goods imported from China and may impose new tariffs on goods imported from China. In retaliation, China has responded by imposing tariffs on a wide range of products imported from the U.S. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and China, what products may ultimately be subject to tariffs or what additional actions may be taken by either country if trade tensions escalate. The imposition of any new or additional U.S. tariffs on Chinese imports or the taking of other actions against China in the future, and any responses by China, could impair our businesses’ ability to meet customer demand, resulting in lost sales, cause delays in producing merchandise as our business explore alternative manufacturing sources or suppliers or increase our businesses’ cost of merchandise, which would have a material adverse impact on our businesses and results of operations. The imposition of new or additional tariffs or increases in tariffs could also adversely affect our businesses’ business and results of operations because they sell imported products, and the cost of our businesses’ merchandise would likely increase.
Recently there have been heightened tensions in relations between Western nations and China. For example, on December 23, 2021, President Biden signed the Uyghur Forced Labor Prevention Act (the “UFLPA”) into law, which is intended to address the use of forced labor in China’s Xinjiang Uyghur Autonomous Region (“XUAR”). Among other things, the UFLPA imposes a presumptive ban on the import of goods to the U.S. that are made, wholly or in part, in the XUAR or by persons that participate in certain programs in the XUAR that entail the use of forced labor. The Forced Labor Enforcement Task Force (“FLETF”) maintains a UFLPA Entity List to identify entities subject to the UFLPA’s rebuttable presumptive ban as well. As January 15, 2025, the total number of listed entities is 144. The UFLPA took effect on June 21, 2022, and may increase the risk of delay of goods, inventory shortages and lost sales. Before enactment of the UFLPA, the U.S. Customs and Border Protection (“CBP”) issued a region-wide withhold release order (“WRO”), effective January 13, 2021, pursuant to which the CBP will detain cotton products produced in the XUAR. The WRO applies to, among other things, cotton grown in the XUAR and to all products made in whole or in part using such cotton, regardless of where the downstream products are produced, and importers are responsible for ensuring the products they are attempting to import do not exploit forced labor at any point in their supply chain, including the production or harvesting of the raw material. Enforcement of the WRO has been superseded by the UFLPA rebuttable presumption. Additionally, the U.S. Treasury Department placed sanctions on China’s Xinjiang Production and Construction Corporation (“XPCC”) for serious human rights abuses against ethnic minorities in the XUAR. The XUAR is the source of large amounts of cotton and textiles for the global apparel supply chain and XPCC controls many of the cotton farms and much of the textile industry in the region. Although our businesses do not knowingly do business with XPCC, our businesses could be subject to penalties, fines or sanctions if any of the vendors from which they purchase goods is found to have dealings, directly or indirectly with XPCC or entities it controls. Even if our businesses were not subject to penalties, fines or sanctions, if products we source are linked in any way to XPCC, our businesses’ reputations could be damaged.
Other countries and jurisdictions have issued or may be considering similar measures. For example, on January 12, 2021, the Foreign Secretary of the U.K. announced a package of measures to help ensure that British organizations, whether public or private sector, are not complicit in, nor profiting from, the human rights violations in XUAR. On September 14, 2022, the
II-1

European Commission issued its legislative proposal to ban the marketing of goods made with forced labor and the Council of the E.U. formally approved the proposal on November 19, 2024. The new rules, which take effect in December 2027, will apply to both imported goods and goods made in the E.U.
The full potential impact to us of the UFLPA and similar potential legislations in other countries and jurisdictions remains uncertain and could have an adverse effect on our business and results of operations. Our businesses may incur expenses for the review pertaining to these matters and the cost of remediation and other changes to products, processes or sources of supply as a consequence of such verification activities. In the event of a significant disruption or unavailability in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our businesses’ vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. In addition, prices of purchased finished products also depend on wage rates in the regions where our businesses’ vendors’ contract manufacturers are located, as well as freight costs from those regions. Fluctuations in wage rates required by legal or industry standards could increase our businesses’ costs. Increases in raw material costs or wage rates, unless sufficiently offset by our pricing actions, may cause a decrease in our businesses’ profitability and negatively impact our businesses’ sales volume.

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
II-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QVC, Inc.

Date: May 7, 2025	By:/s/ DAVID L. RAWLINSON II
David L. Rawlinson II
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2025	By:/s/ BILL WAFFORD
Bill Wafford
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
II-2