Form 10-Q
period 2025-06-30
QVC INC
filed 2025-08-07
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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

QVC, Inc.
2025 QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(in millions, except share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$330	297
Trade and other receivables, net of allowance for credit losses of $76 million and $89 million, respectively	821	1,134
Inventories	1,012	901
Other current assets	159	172
Total current assets	2,322	2,504
Property and equipment, net of accumulated depreciation of $1,001 million and $891 million, respectively	373	410
Intangible assets not subject to amortization (note 2):
Goodwill	817	2,204
Tradenames	1,190	2,120
Intangible assets subject to amortization, net (note 2)	405	385
Operating lease right-of-use assets	477	482
Note receivable - related party (note 1)	1,740	1,740
Other noncurrent assets	51	44
Total assets	$7,375	9,889
Liabilities and Equity
Current liabilities:
Accounts payable	$586	722
Accrued liabilities	688	874
Current debt (note 3)	1	585
Other current liabilities	51	52
Total current liabilities	1,326	2,233
Long-term debt (note 3)	4,047	3,313
Deferred income tax liabilities	167	394
Operating lease liabilities	474	475
Other liabilities	98	105
Total liabilities	6,112	6,520
Equity:
Stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	11,206	11,201
Accumulated deficit	(9,787)	(7,538)
Accumulated other comprehensive earnings (loss)	(236)	(370)
Total stockholder's equity	1,183	3,293
Noncontrolling interest in equity of subsidiary	80	76
Total equity	1,263	3,369
Commitments and contingencies (note 4)
Total liabilities and equity	$7,375	9,889
See accompanying notes to condensed consolidated financial statements

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Total revenue, net	$1,984	2,134	3,889	4,245
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,281	1,374	2,552	2,747
Operating expense	154	167	308	337
Selling, general and administrative, including stock-based compensation	328	324	627	644
Depreciation and amortization	98	88	193	180
Impairment of goodwill and intangible assets (note 2)	2,395	—	2,395	—
Restructuring costs (note 4)	—	18	57	18
Gain on sale leaseback transaction	—	—	—	(1)
	4,256	1,971	6,132	3,925
Operating income (loss)	(2,272)	163	(2,243)	320
Other income (expense):
Interest expense, net	(63)	(67)	(123)	(129)
Foreign currency gain (loss)	(9)	1	(13)	—
	(72)	(66)	(136)	(129)
Earnings (loss) before income taxes	(2,344)	97	(2,379)	191
Income tax (expense) benefit	190	(31)	192	(63)
Net earnings (loss)	(2,154)	66	(2,187)	128
Less net (earnings) loss attributable to the noncontrolling interest	(11)	(13)	(20)	(24)
Net earnings (loss) attributable to QVC, Inc. shareholder	$(2,165)	53	(2,207)	104
See accompanying notes to condensed consolidated financial statements

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Earnings
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Net earnings (loss)	$(2,154)	66	(2,187)	128
Foreign currency translation adjustments, net of tax	90	(29)	140	(73)
Total comprehensive earnings (loss)	(2,064)	37	(2,047)	55
Comprehensive (earnings) loss attributable to noncontrolling interest	(13)	(9)	(26)	(14)
Comprehensive earnings (loss) attributable to QVC, Inc. shareholder	$(2,077)	28	(2,073)	41
See accompanying notes to condensed consolidated financial statements

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
(in millions)	2025	2024
Cash flows from operating activities:
Net earnings (loss)	(2,187)	128
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	193	180
Impairment of goodwill and intangible assets	2,395	—
Stock-based compensation	8	14
Gain on sale leaseback transaction	—	(1)
Change in fair value of financial instruments and noncash interest	(1)	(1)
Deferred income tax expense (benefit)	(230)	(2)
Other charges, net	64	45
Change in operating assets and liabilities
Decrease (increase) in trade and other receivables	315	394
Decrease (increase) in inventories	(85)	(96)
Decrease (increase) in other current assets	31	13
(Decrease) increase in accounts payable	(157)	(134)
(Decrease) increase in accrued and other liabilities	(248)	(292)
Net cash provided (used) by operating activities	98	248
Cash flows from investing activities:
Capital expenditures	(63)	(81)
Expenditures for television distribution rights	(88)	(13)
Proceeds from sale of fixed assets	—	6
Other investing activities, net	(7)	(3)
Net cash provided (used) by investing activities	(158)	(91)
Cash flows from financing activities:
Borrowings of debt	1,011	1,660
Repayments of debt	(867)	(1,715)
Dividends paid to QVC Group, Inc.	(42)	(50)
Dividends paid to noncontrolling interest	(22)	(22)
Other financing activities, net	(2)	(1)
Net cash provided (used) by financing activities	78	(128)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	27	(21)
Net increase (decrease) in cash, cash equivalents and restricted cash	45	8
Cash, cash equivalents and restricted cash, beginning of period	315	322
Cash, cash equivalents and restricted cash, end of period	$360	330
The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	June 30,	December 31,
(in millions)	2025	2024
Cash and cash equivalents	$330	297
Restricted cash included in other current assets	30	18
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$360	315
See accompanying notes to condensed consolidated financial statements

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2023	1	$—	10,901	(290)	(6,361)	87	4,337
Net earnings (loss)	—	—	—	—	104	24	128
Foreign currency translation adjustments, net of tax	—	—	—	(63)	—	(10)	(73)
Stock-based compensation	—	—	12	—	—	—	12
Dividends paid to QVC Group, Inc. and noncontrolling interest	—	—	—	—	(50)	(22)	(72)
Withholding taxes on net share settlements of stock-based compensation	—	—	(1)	—	—	—	(1)
Impact of tax liability allocation and indemnification agreement with QVC Group, Inc.	—	—	1	—	—	—	1
Balance, June 30, 2024	1	$—	10,913	(353)	(6,307)	79	4,332

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, March 31, 2024	1	$—	10,908	(328)	(6,352)	81	4,309
Net earnings (loss)	—	—	—	—	53	13	66
Foreign currency translation adjustments, net of tax	—	—	—	(25)	—	(4)	(29)
Stock-based compensation	—	—	5	—	—	—	5
Dividends paid to QVC Group, Inc. and noncontrolling interest	—	—	—	—	(8)	(11)	(19)
Balance, June 30, 2024	1	$—	10,913	(353)	(6,307)	79	4,332
See accompanying notes to condensed consolidated financial statements

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2024	1	$—	11,201	(370)	(7,538)	76	3,369
Net earnings (loss)	—	—	—	—	(2,207)	20	(2,187)
Foreign currency translation adjustments, net of tax	—	—	—	134	—	6	140
Stock-based compensation	—	—	4	—	—	—	4
Dividends paid to QVC Group, Inc. and noncontrolling interest	—	—	—	—	(42)	(22)	(64)
Impact of tax liability allocation and indemnification agreement with QVC Group, Inc.	—	—	1	—	—	—	1
Balance, June 30, 2025	1	$—	11,206	(236)	(9,787)	80	1,263

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, March 31, 2025	1	$—	11,204	(324)	(7,622)	78	3,336
Net earnings (loss)	—	—	—	—	(2,165)	11	(2,154)
Foreign currency translation adjustments, net of tax	—	—	—	88	—	2	90
Stock-based compensation	—	—	1	—	—	—	1
Dividends paid to QVC Group, Inc. and noncontrolling interest	—	—	—	—	—	(11)	(11)
Impact of tax liability allocation and indemnification agreement with QVC Group, Inc.	—	$—	1	—	—	—	1
Balance, June 30, 2025	1	$—	11,206	(236)	(9,787)	80	1,263
See accompanying notes to condensed consolidated financial statements

QVC, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of QVC, Inc. and its controlled subsidiaries (collectively, "QVC," the "Company," “us,” “we,” or “our” unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation. QVC is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the internet (including social media) and mobile applications.
In the United States ("U.S."), QVC's televised shopping programs, including live and recorded content, are distributed across multiple channels nationally on a full-time basis, including QVC, QVC2, QVC3, HSN and HSN2. The Company's U.S. programming is also available on QVC.com and HSN.com, which we refer to as our "U.S. websites"; virtual multichannel video programming distributors (including Hulu + Live TV, DirecTV Stream and YouTube TV); applications via streaming video; Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex and Samsung TV Plus; mobile applications; social media pages and over-the-air broadcasters (collectively, our "Digital Platforms").
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
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co. LTD. ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. QVC-Japan paid dividends to Mitsui of $22 million during each of the six months ended June 30, 2025 and 2024.
The Company is an indirect wholly-owned subsidiary of QVC Group, Inc., ("QVC Group") (Nasdaq: QVCGA, QVCGP and OTCMKTS: QVCGB), which also owns Cornerstone Brands, Inc. ("CBI"), as well as other minority investments.
During each of the six months ended June 30, 2025 and 2024, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $10 million and $14 million to CBI for the six months ended June 30, 2025 and 2024, respectively. CBI allocated expenses of $1 million to QVC for each of the six months ended June 30, 2025 and 2024.
On December 30, 2020, the Company and Liberty Interactive LLC ("LIC") completed an internal realignment of the Company's global finance structure that resulted in a common control transaction with QVC Group. As part of the common control transaction, LIC issued a promissory note (“LIC Note”) to a subsidiary of the Company with an initial face amount of $1.8 billion, a stated interest rate of 0.48% and a maturity of December 29, 2029. Interest on the LIC Note is paid annually. QVC recorded $4 million of related party interest income for each of the six months ended June 30, 2025 and 2024, included in interest expense, net in the condensed consolidated statements of operations.

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
Restricted cash as of June 30, 2025, primarily includes a cash deposit with a third party trustee that provides financial assurance that the Company will fulfill its obligations in relation to claims under its workers' compensation policy and a cash deposit to cover potential disputes or other financial obligations with a counterparty.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(2) Intangible Assets
The changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2025 were as follows:

(in millions)	QxH	QVC-Int'l	Total
Balance as of December 31, 2024	$1,465	739	2,204
Impairment	(1,465)	—	(1,465)
Exchange rate fluctuations	—	78	78
Balance as of June 30, 2025	$—	817	817
Other intangible assets consisted of the following:

	June 30, 2025			December 31, 2024
(in millions)	Gross cost	Accumulated amortization	Intangible assets subject to amortization, net	Gross cost	Accumulated amortization	Intangible assets subject to amortization, net
Purchased and internally developed software	$1,159	(927)	232	1,094	(852)	242
Affiliate and customer relationships	2,835	(2,765)	70	2,816	(2,722)	94
Television distribution rights	543	(442)	101	535	(489)	46
Debt origination fees	9	(7)	2	9	(6)	3
Intangible assets subject to amortization	$4,546	(4,141)	405	4,454	(4,069)	385
Tradenames (indefinite life)	$1,190		1,190	2,120		2,120
The Company recorded amortization expense of $66 million and $69 million for the three months ended June 30, 2025 and 2024, respectively, related to intangible assets with finite useful lives. For the six months ended June 30, 2025 and 2024, amortization expense related to intangible assets with finite useful lives was $127 million and $141 million, respectively.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
As of June 30, 2025, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2025	$128
2026	201
2027	56
2028	16
2029	4
As a result of recent financial performance, macroeconomic conditions, declines in stock price and credit rating downgrades, it was determined during the second quarter of 2025 that an indication of impairment existed for the QxH reporting unit related to the QVC and HSN tradenames and goodwill. With the assistance of a third party specialist, the fair value of the tradenames was determined using the relief from royalty method, primarily using a discounted cash flow model using projections of future operating performance (income approach) and applying a royalty rate (market approach) (Level 3), and an impairment in the amount of $930 million for the QVC and HSN tradenames, was recorded during the second quarter of 2025, in impairment of goodwill and intangible assets in the consolidated statements of operations. With the assistance of a third party specialist, the fair value of the QxH reporting unit was determined using a discounted cash flow method (Level 3), and a goodwill impairment in the amount of $1,465 million was recorded during the second quarter of 2025 in impairment of goodwill and intangible assets in the consolidated statements of operations.
Based on the assessments performed during the second quarter of 2025 and the resulting impairment losses recorded, the estimated fair value of the QxH reporting unit did not significantly exceed its carrying value as of June 30, 2025. The Company had accumulated goodwill impairment losses of $5,113 million attributed to the QxH reporting unit as of June 30, 2025.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(3) Long-Term Debt
Long-term debt consisted of the following:

(in millions)	June 30, 2025	December 31, 2024
4.45% Senior Secured Notes due 2025, net of original issue discount	$—	585
4.75% Senior Secured Notes due 2027	44	44
4.375% Senior Secured Notes due 2028	72	72
6.875% Senior Secured Notes due 2029	605	605
5.45% Senior Secured Notes due 2034, net of original issue discount	400	400
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
6.375% Senior Secured Notes due 2067	225	225
6.25% Senior Secured Notes due 2068	500	500
Senior secured credit facility	1,925	1,195
Finance lease obligations	2	—
Less: deferred loan costs, net	(25)	(28)
Total debt obligations	4,048	3,898
Less current portion	(1)	(585)
Long-term portion of debt	$4,047	3,313
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Senior Secured Credit Facility
On October 27, 2021, QVC entered into the Fifth Amended and Restated Credit Agreement (the "Fifth Amended and Restated Credit Agreement") with CBI and QVC Global Corporate Holdings, LLC (“QVC Global”), each a direct or indirect wholly owned subsidiary of QVC Group, as borrowers (collectively, the “Borrowers”), and the other parties thereto. The Fifth Amended and Restated Credit Agreement is a multi-currency facility providing for a $3.25 billion revolving credit facility, with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. The Fifth Amended and Restated Credit Agreement may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings bear interest at either the alternate base rate (“ABR Rate”) or a London Inter-bank Offered Rate ("LIBOR")-based rate (or the applicable non-U.S. Dollar equivalent rate) (“Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if QVC Global or any other borrower (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid may be reborrowed. The facility matures on October 27, 2026. Payment of loans may be accelerated following certain customary events of default.

On June 20, 2023, QVC and QVC Global, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto entered into an agreement whereby, in accordance with the Fifth Amended and Restated Credit Agreement, LIBOR-based rate loans denominated in U.S. dollars made on or after June 30, 2023 would be replaced with Secured Overnight Financing Rate ("SOFR")-based rate loans. Borrowings that are SOFR-based loans will bear interest at a per annum rate equal to the applicable SOFR rate, plus a credit spread adjustment, plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio.

On April 1, 2025, CBI was removed as a borrower under the Fifth Amended and Restated Credit Agreement. CBI had no outstanding borrowings under the Fifth Amended and Restated Credit Agreement at the time of its removal from the Fifth Amended and Restated Credit Agreement.
Availability under the Fifth Amended and Restated Credit Agreement at June 30, 2025 was $1,196 million reflecting outstanding borrowings net of letters of credit. The interest rate on the senior secured credit facility was 6.1% and 6.9% at June 30, 2025 and 2024, respectively. In July 2025, the Company borrowed $975 million under the Fifth Amended and Restated Credit Agreement. Availability under the Fifth Amended and Restated Credit Agreement at August 1, 2025 was approximately $200 million. The Company remains in compliance with its debt covenants at June 30, 2025, and following the borrowing in July 2025.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Other Debt Related Information
There are no restrictions under the debt agreements on QVC's ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or the Fifth Amended and Restated Credit Agreement and (i) with respect to QVC’s senior secured notes, QVC's consolidated leverage ratio would be no greater than 3.5 to 1.0 (“senior secured notes leverage basket”) and (ii) with respect to the Fifth Amended and Restated Credit Agreement, the consolidated net leverage ratio for QVC and QVC Global would be no greater than 4.0 to 1.0. As of June 30, 2025, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, under the indentures, QVC will continue to be permitted to make unlimited dividends under the senior secured notes to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to QVC Group under an intercompany tax sharing agreement (the “Tax Agreement”) in respect of certain tax obligations of QVC and its subsidiaries.
The weighted average interest rate applicable to all of the outstanding debt (excluding finance leases) prior to amortization of bond discounts and related debt issuance costs was 6.1% and 5.7% as of June 30, 2025 and 2024, respectively.

(4) Commitments and Contingencies
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
As previously reported, in October 2023, HSN entered into a settlement agreement with the Consumer Product Safety Commission (“CPSC”) in which HSN agreed to pay a civil penalty to settle the CPSC’s claims in relation to certain handheld clothing steamers sold by HSN that were subject to a voluntary recall previously announced in 2021. In January 2024, HSN received a grand jury subpoena from the U.S. Attorney for the Central District of California that was issued in connection with an official criminal investigation into the clothing steamer matter. We have cooperated (and intend to continue cooperating) fully with this investigation, and at this time, we are unable to predict the eventual scope, duration or outcome of this investigation, nor are we able to reasonably estimate any range of loss or possible loss.
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
On January 29, 2025, the Company announced the consolidation of its QVC and HSN operations at the Company’s Studio Park location in West Chester, PA, and the closing of the St. Petersburg, FL campus. The consolidation is part of QVC’s organizational and strategic changes intended to support the Company’s WIN strategy. As a result, the Company accelerated depreciation related to the planned closure of the St. Petersburg, FL campus and recorded $15 million and $29 million of incremental depreciation during the three and six months ended June 30, 2025, respectively. On March 27, 2025 the Company announced a plan to reorganize teams across the Company as part of the WIN strategy, which is intended to increase revenue through growth initiatives while maintaining Adjusted OIBDA margin. As a result of the reorganization, QVC recorded $36 million and $21 million of restructuring costs at QxH and QVC International, respectively, during the six months ended June 30, 2025.
During the second quarter of 2024, QVC entered into an agreement and announced a plan to shift its global operating model for information technology services to a managed services model. As a result, during the three and six months ended June 30, 2024, QVC recorded restructuring charges of $18 million in restructuring costs in the condensed consolidated statement of operations.

(5) Financial Instruments and Fair Value Measurements
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
The Company measures the fair value of money market funds based on quoted prices in active markets for identical assets. Money market funds are included as cash equivalents in Level 1 fair value instruments in the table below. The 2067 Notes (ticker: QVCD) and the 2068 Notes (ticker: QVCC) are traded on the New York Stock Exchange, which the Company considers to be an "active market," as defined by U.S. GAAP. Therefore, these Notes are measured based on quoted prices in an active market and included as Level 1 fair value instruments in the table below. The remainder of the Company's debt instruments are considered Level 2 fair value instruments and measured based on quoted market prices that are not considered to be traded on "active markets." Accordingly, these financial instruments are reported in the below tables as Level 2 fair value instruments.
The Company's assets and liabilities measured or disclosed at fair value on a recurring basis were as follows:

		Fair value measurements at June 30, 2025
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Cash equivalents	$73	73	—
Debt	2,797	289	2,508

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

		Fair value measurements at December 31, 2024
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Cash equivalents	$52	52	—
Debt	3,137	344	2,793
(6) Information about QVC's Operating Segments
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
For the three and six months ended June 30, 2025 and 2024, QVC has identified QxH and QVC International as its two operating segments. Both operating segments (which are also the reportable segments) are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the internet (including social media) and mobile applications in certain markets.
The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as net revenue, Adjusted OIBDA (defined below), gross margin, average sales price per unit, number of units shipped and revenue or sales per customer. For segment reporting purposes, the Company defines Adjusted OIBDA, as net revenue less cost of goods sold, operating expenses, and selling, general and administrative expenses (excluding stock-based compensation, and restructuring costs). The Company believes this measure is an important indicator of the operational strength and performance of its segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking among the Company's businesses and identify strategies to improve performance. This measure of performance excludes depreciation, amortization, impairment of goodwill and intangible assets, gains on sale of assets and sale-leaseback transactions, restructuring, and stock-based compensation that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net earnings (loss), cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP. The segment presentation for prior periods has been conformed to the current period segment presentation.
Disaggregated revenue by segment and product category consisted of the following:

	Three months ended June 30, 2025			Six months ended June 30, 2025
(in millions)	QxH	QVC Int'l	Total	QxH	QVC Int'l	Total
Home	$527	233	760	1,065	456	1,521
Apparel	299	112	411	557	211	768
Beauty	208	138	346	419	258	677
Accessories	180	56	236	353	102	455
Jewelry	62	37	99	125	70	195
Electronics	76	16	92	165	31	196
Other revenue	39	1	40	75	2	77
Total net revenue	$1,391	593	1,984	2,759	1,130	3,889

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

	Three months ended June 30, 2024			Six months ended June 30, 2024
(in millions)	QxH	QVC Int'l	Total	QxH	QVC Int'l	Total
Home	$596	221	817	1,185	458	1,643
Apparel	328	105	433	610	213	823
Beauty	239	141	380	478	270	748
Accessories	212	53	265	413	101	514
Jewelry	73	39	112	153	72	225
Electronics	73	16	89	181	31	212
Other revenue	37	1	38	77	3	80
Total net revenue	$1,558	576	2,134	3,097	1,148	4,245
Performance measures

		Three months ended June 30, 2025			Six months ended June 30, 2025
(in millions)	QxH	QVC-Int'l	Total	QxH	QVC-Int'l	Total
Net revenue	$1,391	593	1,984	2,759	1,130	3,889
Costs of goods sold (exclusive of depreciation and amortization)	900	381	1,281	1,823	729	2,552
Segment gross profit	491	212	703	936	401	1,337
Operating expense	107	47	154	218	90	308
Advertising	68	10	78	123	18	141
Selling, general and administrative, excluding stock-based compensation and advertising	166	80	246	323	155	478
Adjusted OIBDA	$150	75	225	272	138	410

		Three months ended June 30, 2024			Six months ended June 30, 2024
(in millions)	QxH	QVC-Int'l	Total	QxH	QVC-Int'l	Total
Net revenue	$1,558	576	2,134	3,097	1,148	4,245
Costs of goods sold (exclusive of depreciation and amortization)	1,007	367	1,374	2,014	733	2,747
Segment gross profit	551	209	760	1,083	415	1,498
Operating expense	122	45	167	247	90	337
Advertising	63	9	72	116	16	132
Selling, general and administrative, excluding stock-based compensation and advertising	172	78	250	341	157	498
Adjusted OIBDA	$194	77	271	379	152	531
Other information

	June 30, 2025
(in millions)	Total assets	Capital expenditures	Property and equipment, net
QxH	$5,476	49	215
QVC International	1,899	14	158
Consolidated QVC	$7,375	63	373

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

	June 30, 2024
(in millions)	Total assets	Capital expenditures	Property and equipment, net
QxH	$9,493	61	252
QVC International	1,748	20	146
Consolidated QVC	$11,241	81	398
The following table provides a reconciliation of Adjusted OIBDA to operating income and earnings before income taxes:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Adjusted OIBDA	$225	271	410	531
Gain on sale leaseback transaction	—	—	—	1
Restructuring costs	—	(18)	(57)	(18)
Impairment of goodwill and intangible assets	(2,395)	—	(2,395)	—
Stock-based compensation	(4)	(2)	(8)	(14)
Depreciation and amortization	(98)	(88)	(193)	(180)
Operating income (loss)	(2,272)	163	(2,243)	320
Interest expense, net	(63)	(67)	(123)	(129)
Foreign currency gain (loss)	(9)	1	(13)	—
Earnings (loss) before income taxes	$(2,344)	97	(2,379)	191

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies, including our WIN strategy; capital expenditures; revenue growth; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; repayment of debt; economic and macroeconomic trends (including the impact of tariffs); and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. You should not place undue reliance on the forward-looking statements made in this Quarterly Report on Form 10-Q. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:
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
•our future financial performance and condition, including availability, terms and deployment of capital;
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
•increases in market interest rates;
•changes and uncertainty surrounding tariffs, trade policy and trade relations with China, the United Kingdom ("U.K.") and other countries;
•consumer spending levels, including the availability and amount of individual consumer debt and customer credit losses;
•the effects of our debt and other financial obligations and our ability to meet those obligations, including covenants in our debt agreements;
•downgrades to QVC's credit ratings;
•the effects of any impairment of our goodwill and intangible assets;
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

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 10-K"), Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2025 and Part II, Item 1A in this Quarterly Report on Form 10-Q. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and the 2024 10-K.
Overview
QVC, Inc. and its consolidated subsidiaries (unless otherwise indicated or required by the context, the terms "we," "our," "us," the "Company" and "QVC" refer to QVC, Inc. and its consolidated subsidiaries) is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the internet (including social media) and mobile applications. QVC is comprised of the reportable segments of QxH, which includes QVC-U.S. and HSN, Inc. ("HSN"), and QVC International. These segments reflect the way the Company evaluates its business performance and manages its operations.
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

On January 29, 2025, the Company announced the consolidation of its QVC and HSN operations at the Company’s Studio Park location in West Chester, PA, and the closing of the St. Petersburg, FL campus. The consolidation is part of QVC’s organizational and strategic changes intended to support the Company’s WIN strategy. As a result, the Company accelerated depreciation related to the planned closure of the St. Petersburg, FL campus and recorded $15 million and $29 million of incremental depreciation during the three and six months ended June 30, 2025, respectively. On March 27, 2025 the Company announced a plan to reorganize teams across the Company as part of the WIN strategy, which is intended to increase revenue through growth initiatives while maintaining Adjusted OIBDA margin. As a result of the reorganization, QVC recorded $36 million and $21 million of restructuring costs at QxH and QVC International, respectively, during the six months ended June 30, 2025.
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
The current economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate, has impacted and could continue to adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls, to varying degrees, during times of economic instability and inflationary pressures. Economic tensions and changes and uncertainty relating to international trade policies, including, for example, the recent widespread tariffs announced by the U.S. on its major trading partners, higher tariffs on imported goods and materials, actions taken in response (such as retaliatory tariffs or other trade protectionist measures or the renegotiation of free trade agreements), have increased inflationary cost pressures and recessionary fears. Although the majority of tariffs were paused while the U.S. negotiated trade deals to remove trade barriers or tariffs, there is uncertainty as to whether and when the U.S. may impose new, reinstated or adjusted tariffs on goods imported from China or other countries, and global financial markets have experienced and may continue to experience, disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including Europe and Japan, continue to be uncertain or deteriorate, our customers may respond by further suspending, delaying or reducing their discretionary spending. Any further suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Such weak economic conditions may also inhibit our expansion into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects. Additionally, these economic and financial market conditions may result in consumers remaining highly distracted. In the US, TV shopping and entertainment hours declined, while news and business TV viewership rose, reflecting shifting consumer attention.
The Company has continued to see inflationary pressures during the period including higher wages and merchandise costs consistent with inflation and tariff impacts experienced by the global economy. As a result of existing and any new or additional tariffs, the cost of merchandise is expected to increase, as a result we have in certain circumstances implemented price adjustments and undertaken an inventory review process and we may seek alternative sources of supply for merchandise. Further, the full impact of recent governmental actions on macroeconomic conditions and on our business is uncertain, difficult to predict and depends on a number of factors, including the extent and duration of tariffs, any reversal or temporary suspension of announced tariffs, the availability of exemptions, changes in the amount and scope of tariffs, the imposition of new tariffs and other measures that target countries may take in response to U.S. trade policies, the results of legal and other challenges on the tariffs, and possible resulting general inflationary pressures in the global economy, as well as the availability and cost of alternative sources of supply for merchandise. If these pressures persist, inflated costs may result in certain increased costs outpacing our pricing power in the near term.

Due to goodwill and tradename impairments related to the QxH reporting unit during the second quarter of 2025, the fair values of such intangible assets do not significantly exceed their carrying value. The Company will continue to monitor its reporting units' current business performance versus the current and updated long-term forecasts, among other relevant considerations, to determine if the carrying value of its assets (including goodwill and tradenames) is appropriate. Future outlook declines in revenue, cash flows, or other factors could result in a sustained decrease in fair value that may result in a determination that additional carrying value adjustments are required, which could be material.

Results of Operations
QVC's operating results were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Total revenue, net	$1,984	2,134	3,889	4,245
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,281	1,374	2,552	2,747
Operating expense	154	167	308	337
Advertising	78	72	141	132
Selling, general and administrative, excluding stock-based compensation and advertising	246	250	478	498
Adjusted OIBDA (defined below)	225	271	410	531
Impairment of goodwill and intangible assets	2,395	—	2,395	—
Restructuring costs	—	18	57	18
Gain on sale leaseback transaction	—	—	—	(1)
Stock-based compensation	4	2	8	14
Depreciation and amortization	98	88	193	180
Operating income (loss)	(2,272)	163	(2,243)	320
Other (expense) income:
Interest expense, net	(63)	(67)	(123)	(129)
Foreign currency gain (loss)	(9)	1	(13)	—
	(72)	(66)	(136)	(129)
Earnings (loss) before income taxes	(2,344)	97	(2,379)	191
Income tax (expense) benefit	190	(31)	192	(63)
Net earnings (loss)	(2,154)	66	(2,187)	128
Less net (earnings) loss attributable to the noncontrolling interest	(11)	(13)	(20)	(24)
Net earnings (loss) attributable to QVC, Inc. shareholder	$(2,165)	53	(2,207)	104

Total revenue, net
Total revenue, net by segment was as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
QxH	$1,391	1,558	2,759	3,097
QVC International	593	576	1,130	1,148
Consolidated QVC	$1,984	2,134	3,889	4,245
QVC's consolidated total revenue, net decreased $150 million or 7.0% and $356 million or 8.4% for the three and six months ended June 30, 2025, respectively, as compared to the corresponding periods in the prior year. The three month decrease in total revenue, net is primarily due to a 9.6% decrease in units shipped attributable to QxH and to a lesser extent QVC International. The decrease to total revenue, net was partially offset by a $74 million decrease in estimated product returns primarily at QxH and to a lesser extent QVC International. The six month decrease in total revenue, net is primarily due to a 8.6% decrease in units shipped attributable to QxH and to a lesser extent QVC International. The decrease was also related to a 1% decrease in average selling price per unit ("ASP") across both QxH and QVC International. These decreases to total revenue, net were partially offset by a $115 million decrease in estimated product returns primarily at QxH and to a lesser extent QVC International.
During the three and six months ended June 30, 2025 and 2024, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro, and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
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
The percentage change in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended June 30, 2025			Six months ended June 30, 2025
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	(10.7)%	—%	(10.7)%	(10.9)%	—%	(10.9)%
QVC International	3.0%	6.1%	(3.1)%	(1.6)%	1.8%	(3.4)%
For the three months ended June 30, 2025, QxH's total revenue, net decline of $167 million or 10.7% was attributable to a 12.8% decrease in units shipped. This decline was partially offset by a $55 million decrease in estimated product returns. For the three months ended June 30, 2025, QxH experienced shipped sales declines in all product categories except for Electronics. For the six months ended June 30, 2025, QxH's total revenue, net decline of $338 million or 10.9% was attributable to a 11.2% decrease in units shipped and a 1% decrease in ASP. These declines were partially offset by a $85 million decrease in estimated product returns. For the six months ended June 30, 2025, QxH experienced shipped sales declines in all product categories.

For the three months ended June 30, 2025 QVC International's total revenue, net, in constant currency, decline of $17 million was due to a 3% decrease in aggregate units shipped attributable to Japan and Germany, partially offset by an increase in the U.K. and a 2% decrease in ASP, primarily due to the U.K. and to a lesser extent Germany and Japan. These decreases were partially offset by an $18 million decrease in estimated product returns attributable to Germany. For the three months ended June 30, 2025, QVC International experienced shipped sales growth in constant currency in apparel with declines across all other product categories except home and accessories which remained flat. For the six months ended June 30, 2025 QVC International's total revenue, net, in constant currency, decline of $39 million was due to a 3.5% decrease in aggregate units shipped attributable to Japan and Germany, partially offset by an increase in the U.K. and a 2% decrease in ASP, attributable to the U.K. These decreases were partially offset by a $30 million decrease in estimated product returns attributable to Germany. For the six months ended June 30, 2025, QVC International experienced shipped sales declines in constant currency in all product categories.
Cost of goods sold (excluding depreciation and amortization)
QVC's cost of goods sold as a percentage of net revenue was 64.6% and 65.6% for the three and six months ended June 30, 2025, respectively, compared to 64.4% and 64.7% for the three and six months ended June 30, 2024, respectively. The increase in cost of goods sold as a percentage of revenue for the three and six months ended June 30, 2025 is due to higher warehouse and freight costs across both segments, and unfavorable product mix at QxH. These increases were partially offset by product margin favorability at QVC International. The product margin favorability for the three and six months ended June 30, 2025 was driven by favorable product mix at QVC International.
Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and TV distribution expenses. Operating expenses were 7.8% and 7.9% of net revenue for the three and six months ended June 30, 2025 and 2024, respectively.
Advertising
QVC's advertising expenses increased $6 million or 8.3% for the three months ended June 30, 2025 as compared to the corresponding period in the prior year. QVC’s advertising expenses increased $9 million or 6.8% for the six months ended June 30, 2025 as compared to the corresponding period in the prior year. Both periods' increases were primarily driven by social and streaming platforms at QxH.
Selling, general and administrative expenses (excluding stock-based compensation and advertising)
QVC's selling, general, and administrative expenses (excluding stock-based compensation and advertising) include personnel, information technology (“IT”), production costs and the provision for doubtful accounts. Such expenses decreased $4 million and increased 1% as a percentage of total revenue, net for the three months ended June 30, 2025, as compared to the corresponding period in the prior year. Selling, general, and administrative expenses decreased $20 million and increased 1% as a percentage of total revenue, net for the six months ended June 30, 2025, as compared to the corresponding period in the prior year.
The decrease in expenses for the three and six months ended June 30, 2025 was due to decreases in personnel costs. The decreases in personnel costs were driven by QxH as a result of lower wages due to a workforce reduction associated with the shift in the IT operating model that occurred in the second quarter of the prior year, as well as the reorganization of teams across the Company as part of the WIN strategy announced at the end of the first quarter of 2025.

Impairment of goodwill and intangible assets
QVC recorded impairment of goodwill and intangible assets of $2,395 million for the three and six months ended June 30, 2025, including $930 million related to the decrease in the fair value of the QVC and HSN tradenames and $1,465 million related to a decrease in the fair value of the QxH reporting unit goodwill as a result of quantitative assessments performed by the Company.
Restructuring costs
For the six months ended June 30, 2025 QVC recorded $36 million and $21 million of restructuring costs at QxH and QVC International, respectively, resulting from the announced plan to reorganize its teams across the Company as part of the WIN strategy. For the three and six months ended June 30, 2024 QVC recorded $18 million of restructuring costs related to the shift in its IT operating model.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock granted to certain employees, directors and officers. QVC recorded $4 million and $8 million of stock-based compensation expense for the three and six months ended June 30, 2025, respectively, and recorded $2 million and $14 million of stock-based compensation expense for the three and six months ended June 30, 2024, respectively. The decrease in stock-based compensation expense for the six months ended June 30, 2025 was primarily related to a decline in the probability of satisfying performance objectives and changes in the market price of QVC Group’s Series A common stock.
Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Property and equipment depreciation	33	19	67	39
Total depreciation	33	19	67	39
Customer relationships amortization	11	11	23	23
Television distribution right amortization	20	21	37	41
Software amortization	34	37	66	77
Total amortization	65	69	126	141
Total depreciation and amortization	$98	88	193	180
For the three and six months ended June 30, 2025, the Company recorded $15 million and $29 million of incremental depreciation, respectively, due to accelerated depreciation of the St. Petersburg, FL campus and associated assets as a result of the planned closure. The decrease in software amortization for the three and six months ended June 30, 2025 is primarily due to assets that fully depreciated in the second quarter of 2024 at QxH.
Interest expense, net
For the three months ended June 30, 2025, consolidated interest expense, net decreased $4 million or (6.0)% as compared to the corresponding period in the prior year. For the six months ended June 30, 2025, consolidated interest expense, net decreased $6 million or (4.7)% as compared to the corresponding period in the prior year. Both periods' decreases were driven by lower outstanding debt in the current periods compared to the corresponding periods in the prior year.
Foreign currency gain (loss)
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. For the three and six months ended June 30, 2025, the change in foreign currency gain (loss) was due to variances in short-term loans, interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.

Income taxes
Our effective tax rate was 8.1% for both the three and six months ended June 30, 2025, respectively, compared to an effective tax rate of 32.0% and 33.0% for the three and six months ended June 30, 2024, respectively. The 2025 rate differs from the U.S. federal income tax rate of 21% primarily due to the goodwill impairment loss of $1,465 million that is not deductible for tax purposes. The 2024 rate differs from the U.S. federal income tax rate of 21% primarily due to state and foreign tax expense and permanent items.
For the three and six months ended June 30, 2025, the Company utilized the discrete effective tax rate method, treating the year-to-date period as if it was the annual period to calculate its interim income tax provision, as allowed by Financial Accounting Standards Board Accounting Standards Codification 740-270-30-18, Income Taxes - Interim Reporting which management determined to be more appropriate than the annual effective rate method.
Adjusted Operating Income before Depreciation and Amortization (Adjusted OIBDA)
To provide investors with additional information regarding our financial statements, we disclose Adjusted OIBDA (defined below), which is a non-U.S. generally accepted accounting principles ("U.S. GAAP") measure. QVC defines Adjusted OIBDA as operating income plus depreciation and amortization, impairment of goodwill and intangible assets (where applicable), stock-based compensation and excluding restructuring costs and gain on sale leaseback transaction. QVC's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate the businesses and make decisions about allocating resources among the businesses. QVC believes that this is an important indicator of the operational strength and performance of the segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows QVC to view operating results, perform analytical comparisons and perform benchmarking among its businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.
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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Operating income	$(2,272)	163	(2,243)	320
Depreciation and amortization	98	88	193	180
Stock-based compensation	4	2	8	14
Restructuring costs (see note 5)	—	18	57	18
Impairment of goodwill and intangible assets	2,395	—	2,395	—
Gain on sale leaseback transaction	—	—	—	(1)
Adjusted OIBDA	$225	271	410	531

QVC Adjusted OIBDA decreased by $46 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease is due to a $44 million decrease at QxH and a $2 million decrease at QVC International.
QVC Adjusted OIBDA decreased by $121 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease is due to a $107 million decrease at QxH and a $14 million decrease at QVC International.
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
As of June 30, 2025, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
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
The senior secured notes permit QVC to make unlimited dividends or other restricted payments so long as QVC is not in default under the indentures governing the senior secured notes and QVC’s consolidated leverage ratio is not greater than 3.5 to 1.0 (the “senior secured notes leverage basket”). As of June 30, 2025, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result, QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, under the indentures, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to QVC Group under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

Senior Secured Credit Facility
On October 27, 2021, QVC entered into the Fifth Amended and Restated Credit Agreement (the "Fifth Amended and Restated Credit Agreement") with CBI and QVC Global Corporate Holdings, LLC (“QVC Global”), each a direct or indirect wholly owned subsidiary of QVC Group, as borrowers (collectively, the “Borrowers”), and the other parties thereto. The Fifth Amended and Restated Credit Agreement is a multi-currency facility providing for a $3.25 billion revolving credit facility, with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. The Fifth Amended and Restated Credit Agreement may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings bear interest at either the alternate base rate (“ABR Rate”) or a London Inter-bank Offered Rate ("LIBOR")-based rate (or the applicable non-U.S. Dollar equivalent rate) (“Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if QVC Global or any other borrower (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid may be reborrowed. The facility matures on October 27, 2026. Payment of loans may be accelerated following certain customary events of default.
On June 20, 2023, QVC and QVC Global, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto entered into an agreement whereby, in accordance with the Fifth Amended and Restated Credit Agreement, LIBOR-based rate loans denominated in U.S. dollars made on or after June 30, 2023 would be replaced with Secured Overnight Financing Rate ("SOFR")-based rate loans. Borrowings that are SOFR-based loans will bear interest at a per annum rate equal to the applicable SOFR rate, plus a credit spread adjustment, plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio.

On April 1, 2025, CBI was removed as a borrower under the Fifth Amended and Restated Credit Agreement. CBI had no outstanding borrowings under the Fifth Amended and Restated Credit Agreement at the time of its removal from the Fifth Amended and Restated Credit Agreement.

Availability under the Fifth Amended and Restated Credit Agreement at June 30, 2025 was $1,196 million reflecting outstanding borrowings net of letters of credit. The interest rate on the senior secured credit facility was 6.1% and 6.9% at June 30, 2025 and 2024, respectively. In July 2025, the Company borrowed $975 million under the Fifth Amended and Restated Credit Agreement. Availability under the Fifth Amended and Restated Credit Agreement at August 1, 2025 was approximately $200 million. The Company remains in compliance with its debt covenants at June 30, 2025, and following the borrowing in July 2025.
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

Summarized financial information for the year-to-date interim period and the most recent annual period was as follows:

	Combined Parent-QVC, Inc. and Subsidiary Guarantors
	June 30, 2025	December 31, 2024
Current assets	$1,523	$1,776
Intercompany payable to non-guarantor subsidiaries	(2,336)	(2,418)
Note receivable - related party	1,740	1,740
Noncurrent assets	4,281	4,300
Current liabilities	746	1,705
Noncurrent liabilities	4,688	3,961

	Combined Parent-QVC, Inc. and Subsidiary Guarantors
	Six months ended June 30, 2025	Year ended December 31, 2024
Net revenue	$3,005	$7,214
Net revenue less cost of goods sold	1,270	3,038
Loss before taxes	(15)	(1,115)
Net loss	(17)	(1,022)
Net loss attributable to QVC, Inc. Shareholder	(37)	(1,069)

Other Debt Related Information
QVC was in compliance with all of its debt covenants as of June 30, 2025.

There are no restrictions under the debt agreements on QVC’s ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or the Fifth Amended and Restated Credit Agreement and (i) with respect to QVC’s senior secured notes, QVC’s consolidated leverage ratio would be no greater than 3.5 to 1.0 and (ii) with respect to the Fifth Amended and Restated Credit Agreement, the consolidated net leverage basket for QVC and QVC Global would be no greater than 4.0 to 1.0. As of June 30, 2025, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, under the indentures, QVC will continue to be permitted to make unlimited dividends under the senior secured notes to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to QVC Group under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.
As a result, QVC Group will, in many instances, be permitted to rely on QVC’s cash flow for servicing QVC Group’s debt. These events may increase accumulated deficit or require QVC to borrow under the Fifth Amended and Restated Credit Agreement, to the extent available (see page I-27 for an update on the company's borrowing in July 2025), increasing QVC’s leverage and decreasing liquidity. QVC has made significant distributions to QVC Group in the past.
QVC's debt credit ratings were downgraded by Fitch Ratings during the six months ended June 30, 2025 as follows: (i) downgraded QVC’s long-term issuer default rating from “B” to “CCC+” and (ii) downgraded the senior secured rating from “BB-" to “B”.
QVC's debt credit ratings were downgraded by Moody’s Ratings during the six months ended June 30, 2025 as follows: downgraded the senior secured rating from “B2” to “Caa1”.
A downgrade of QVC's credit ratings or rating outlooks has and will likely continue to adversely affect the market prices of its debt securities and QVC Group's equity securities, its access to capital, or trigger additional collateral or funding requirements or the imposition of financial or other burdensome covenants. See Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10Q for additional information.
Additional Cash Flow Information
During the six months ended June 30, 2025, QVC's primary uses of cash were $867 million of principal payments of debt, $151 million of capital and television distribution rights expenditures, $42 million of dividends to QVC Group, and $22 million in dividend payments from the Company’s Japanese operations ("QVC-Japan") to Mitsui & Co. LTD (“Mitsui”). These uses of cash were funded primarily with $1,011 million of principal borrowings from the senior secured credit facility and $98 million of cash provided by operating activities. As of June 30, 2025, QVC's cash, cash equivalents and restricted cash balance was $360 million.
The change in cash provided by operating activities for the six months ended June 30, 2025 compared to the previous year was primarily due to changes in working capital and lower net income. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

As of June 30, 2025, $214 million of the $360 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 58% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.

Other
QVC’s material cash requirements for 2025, outside of normal operating expenses, include the costs to service outstanding debt, expenditures for affiliation agreements with television providers, and capital expenditures. Capital expenditures are expected to be between $151 and $167 million, including $63 million already expended for the six months ended June 30, 2025. The Company also may make dividend payments to QVC Group. The Company expects that cash on hand and cash provided by operating activities in future periods will be sufficient to fund projected uses of cash.
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
As a result of recent financial performance, macroeconomic conditions, declines in stock price and credit rating downgrades, it was determined during the second quarter of 2025 that an indication of impairment existed for the QxH reporting unit related to the QVC and HSN tradenames and goodwill. With the assistance of a third party specialist, the fair value of the tradenames was determined using the relief from royalty method, primarily using a discounted cash flow model using projections of future operating performance (income approach) and applying a royalty rate (market approach) (Level 3), and an impairment in the amount of $930 million for the QVC and HSN tradenames, was recorded during the second quarter of 2025, in impairment of goodwill and intangible assets in the consolidated statements of operations. With the assistance of a third party specialist, the fair value of the QxH reporting unit was determined using a discounted cash flow method (Level 3), and a goodwill impairment in the amount of $1,465 million was recorded during the second quarter of 2025 in impairment of goodwill and intangible assets in the consolidated statements of operations.
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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at June 30, 2025:

(in millions, except percentages)	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	—	44	72	605	1,425	2,146	872
Weighted average interest rate on fixed rate debt	—%	—%	4.8%	4.4%	6.9%	6.0%	6.2%	N/A
Variable rate debt	$—	1,925	—	—	—	—	1,925	1,925
Average interest rate on variable rate debt	—%	6.1%	—%	—%	—%	—%	6.1%	N/A
(1) Amounts exclude finance lease obligations and the issue discounts on the 5.45% Senior Secured Notes due 2034 and 5.95% Senior Secured Notes due 2043.
N/A - Not applicable.
Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for each of the three and six months ended June 30, 2025 would have been impacted by approximately $1 million for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The Fifth Amended and Restated Credit Agreement provides QVC with the ability to borrow in multiple currencies, to the extent available. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of June 30, 2025, no borrowings in foreign currencies were outstanding.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2025. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II
Item 1. Legal Proceedings
As previously reported, in October 2023, HSN entered into a settlement agreement with the Consumer Product Safety Commission (“CPSC”) in which HSN agreed to pay a civil penalty of $16 million to settle the CPSC’s claims that HSN allegedly failed to timely submit a report under the Consumer Product Safety Act (“CPSA”) in relation to handheld clothing steamers sold by HSN under the Joy Mangano brand names My Little Steamer and My Little Steamer® Go Mini that were subject to a voluntary recall previously announced on May 26, 2021. The settlement agreement also requires HSN to implement and maintain a compliance program to ensure compliance with the CPSA. In January 2024, HSN received a grand jury subpoena from the U.S. Attorney for the Central District of California that was issued in connection with an official criminal investigation into the clothing steamer matter. We have cooperated (and intend to continue cooperating) fully with this investigation, and at this time, we are unable to predict the eventual scope, duration or outcome of this investigation, nor are we able to reasonably estimate any range of loss or possible loss.
Item 1A. Risk Factors
Except as discussed below, there have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2025, which risk factors are incorporated by reference into this Quarterly Report on Form 10-Q.
The following risk factors are hereby replaced in their entirety as set forth below.

We may be materially adversely affected by the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures implemented by the U.S. and other countries.
Recently there have been significant changes to U.S. trade policies, treaties and tariffs, including, but not limited to, trade policies, treaties and tariffs affecting products from outside of the U.S. For example, in April 2025, the U.S. government announced a baseline tariff of 10% on products from all countries and placed additional significant tariffs on certain goods imported from China. Although the majority of tariffs were paused while the U.S. negotiated trade deals to remove trade barriers or reduce tariffs, there is uncertainty as to whether and when the U.S. may impose new, reinstated or adjusted tariffs on goods imported from China or other countries. Tariffs and international trade arrangements will continue to change, potentially without warning and to an extent or duration that is difficult to predict. The full impact of recent and future governmental actions on macroeconomic conditions and on our business is uncertain, difficult to predict and depends on a number of factors, including the extent and duration of tariffs, any reversal or temporary suspension of announced tariffs, the availability of exemptions, changes in the amount and scope of tariffs, the imposition of new tariffs and other measures that target countries may take in response to U.S. trade policies, the result of legal and other challenges on the tariffs, and possible resulting general inflationary pressures in the global economy, as well as the availability and cost of alternative sources of supply for merchandise. As a result of existing and any new or additional tariffs, the cost of merchandise is expected to increase, including as a result of finding new sources of supply for merchandise, which may be at less favorable pricing than our current sources of supply. We have begun to implement price adjustments in certain circumstances and we may seek in the future to increase prices at which other products are offered to our customers in order to maintain our margins, which may diminish demand for the products sold by us. Our ability to satisfy customer demand for products may be negatively impacted if we decide to hold shipments of inventory while we determine the impacts of the tariffs on our business, if we choose to cease carrying merchandise or if we need to source merchandise from alternative suppliers who may not be of comparable quality as our existing suppliers, or if we need to change the timing of planned promotions or the roll-out of new products. Although we have developed and implemented strategies to mitigate previously implemented and, in some cases, proposed tariff increases, there is no assurance we will be able to continue to mitigate prolonged tariffs.

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

For example, for the quarter ended June 30, 2025, the Company identified impairments for the QxH reporting unit related to the QVC and HSN tradenames and goodwill of approximately $2.4 billion. We recorded impairments for the QxH reporting unit as previously reported in the years ended December 31, 2024, 2023 and 2022.
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

There is currently significant uncertainty about the future relationship between the U.S. and China with respect to tariffs and trade policies. The U.S. government has placed significant tariffs on certain goods imported from China and may impose new tariffs on goods imported from China. In retaliation, China has responded by imposing tariffs on a wide range of products imported from the U.S. Although the U.S. and China have agreed to reduce tariffs on most Chinese goods from the peak tariffs of April 2025, negotiations remain ongoing and we cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and China, what products may ultimately be subject to tariffs or what additional actions may be taken by either country if trade relations worsen. The imposition of any new or additional U.S. tariffs on Chinese imports or the taking of other actions against China in the future, and any responses by China, could impair our ability to meet customer demand, resulting in lost sales, cause delays in producing merchandise as our business explore alternative manufacturing sources or suppliers or increase our cost of merchandise, which would have a material adverse impact on our business and results of operations. The imposition of new or additional tariffs or increases in tariffs could also adversely affect our business and results of operations because we sell imported products, and the cost of our merchandise would likely increase.

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

We have significant indebtedness and other financial obligations, which could limit our flexibility to respond to current market conditions, restrict our business activities and adversely affect our financial condition.

As of June 30, 2025, we had total secured debt, other than our finance lease obligations, of $4,071 million, consisting of $2,146 million of secured indebtedness under our existing notes which are due starting in 2027 and $1,925 million of secured indebtedness under the Credit Facility which currently matures October 2026, in each case, secured by a first priority lien on all shares of our capital stock. Subsequent to June 30, 2025, the Credit Facility was substantially drawn. There can be no assurance that we will be able to repay this indebtedness when due. In addition, we had $500 million of operating lease liabilities. We may incur significant additional indebtedness in the future. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Arrangements with certain third parties require us to maintain letters of credit in order to guarantee our obligations to purchase the goods produced and delivered by these third parties. We have no way to predict whether these third parties may ask for additional collateral, or the terms of such additional collateral, in the future or how long any increased levels of collateral may endure. In addition, certain credit card servicers have requested the establishment of deposits to cover refunds, disputes or other financial obligations that might arise. To the extent additional financial obligations are incurred, they may negatively impact our liquidity and, specifically, our ability to maintain a level of cash flows from operating activities sufficient to repay the amounts outstanding under the Credit Facility. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced, among other things, to reduce or delay investments, acquisitions, capital expenditures, and payments on account of other obligations, seek additional capital, restructure or refinance our indebtedness, or sell assets.

Our indebtedness, combined with other financial obligations and contractual commitments, has, and could in the future, among other things:

•increase our vulnerability to general adverse economic and industry conditions;
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
•competitively disadvantage us compared with competitors that have less debt;
•limit our ability to borrow additional funds or to borrow funds at rates or on other terms that we find acceptable; and
•expose us to the risk of increased interest rates because certain of our borrowings, including borrowings under the Credit Facility, are at variable interest rates.

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
•place us at a competitive disadvantage compared to our less leveraged competitors; and limit our ability to respond to business opportunities.

If we experience adverse effects on our financial condition as a result of our indebtedness, our financial performance has been, and could continue to be, adversely affected as well.

We are subject to risks of adverse government regulation, and we may be subject to claims for representations made in connection with the sale and promotion of merchandise or for harm experienced by customers who purchase merchandise from us.

We market and provide a broad range of merchandise through television shopping programs, digital content (including through streaming and social media), and, to an increasing extent, digital marketing. As a result, we are subject to a wide variety of laws, rules, regulations, policies and procedures in various jurisdictions, including foreign jurisdictions, which are subject to change at any time, including laws regarding consumer protection, privacy, the regulation of retailers generally, the license requirements for television retailers in foreign jurisdictions, the importation, sale and promotion of merchandise and the operation of warehouse facilities, as well as laws and regulations applicable to the Internet and businesses engaged in e-commerce, such as those regulating the sending of unsolicited, commercial electronic mail and texts. Additionally, we accepts payments for our products using a variety of methods. For existing and future payment options we offer to our customers, we are currently subject to, and may become subject to additional, regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of its payment products). The failure by us to comply with these laws and regulations could result in a revocation of required licenses, fines and/or proceedings by governmental agencies and/or consumers, which could adversely affect our financial condition and results of operations. Moreover, unfavorable changes in the laws, rules and regulations applicable to us could decrease demand for our products and services, increase costs and/or subject us to additional liabilities. Similarly, new disclosure and reporting requirements, established under existing or new state or federal laws, such as requirements to disclose efforts to identify the origin and existence of certain “conflict minerals” or abusive labor practices in portions of QVC’s supply chains, could increase the cost of doing business, adversely affecting our results of operations. In addition, certain of these regulations impact the marketing efforts of our brands.

As mentioned above, the manner in which we sell and promote merchandise and related claims and representations made in connection with these efforts is regulated by federal, state and local law, as well as the laws of the foreign countries in which we operate. We may be exposed to potential liability from claims by purchasers or by regulators and law enforcement agencies, including, but not limited to, claims for personal injury, wrongful death and damage to personal property relating to merchandise sold and misrepresentation of merchandise features and benefits. In certain instances, we have the right to seek indemnification for related liabilities from our respective vendors and may require such vendors to carry minimum levels of product liability and errors and omissions insurance. These vendors, however, may be unable to satisfy indemnification claims, obtain suitable coverage or maintain this coverage on acceptable terms, or insurance may provide inadequate coverage or be unavailable with respect to a particular claim.

In addition, programming services, cable television systems, the Internet, telephony services and satellite service providers are subject to varying degrees of regulation in the U.S. by the FCC and other entities and in foreign countries by similar regulators. Such regulation and legislation are subject to the political process and have been in constant flux over the past decade. The application of various sales and use tax provisions under state, local and foreign law to the products and services of our business affiliates sold via the Internet, television and telephone is subject to interpretation by the applicable taxing authorities, and no assurance can be given that such authorities will not take a contrary position to that taken by us and certain of our business affiliates, which could have a material adverse effect on their businesses. In addition, there have been numerous attempts at the federal, state and local levels to impose additional taxes on online commerce transactions. Moreover, most foreign countries in which our subsidiaries or business affiliates have, or may in the future make, an investment, regulate, in varying degrees, the distribution, content and ownership of programming services and foreign investment in programming companies and the Internet.

We are subject to consent decrees issued by the FTC barring them from making deceptive claims for specified weight-loss, dietary supplement and anti-cellulite products unless they have competent and reliable scientific evidence to substantiate such claims. In October 2023, HSN entered into a settlement agreement with the CPSC in which HSN agreed to pay a civil penalty of $16 million to settle the CPSC’s claims that HSN allegedly failed to timely submit a report under the CPSA in relation to handheld clothing steamers sold by HSN under the Joy Mangano brand names My Little Steamer and My Little Steamer® Go Mini that were subject to a voluntary recall previously announced on May 26, 2021. The settlement agreement also requires HSN to implement and maintain a compliance program to ensure compliance with the CPSA. As part of that program, during October and November 2024, HSN conducted the first of three annual internal audits of the effectiveness of our policies, procedures, systems and training related to CPSA compliance. HSN also submitted the first of three annual reports to the CPSC’s Office of Compliance, Division of Enforcement and Litigation, on December 20, 2024. Violation of these consent decrees and settlement agreements may result in the imposition of significant civil penalties for non-compliance and related redress to consumers and/or the issuance of an injunction enjoining these businesses from engaging in prohibited activities. We are also subject to both civil and criminal investigations in relation to our business, which may subject us to, among other things, the imposition of fines or penalties and/or other remedies. In January 2024, HSN received a grand jury subpoena from the U.S. Attorney for the Central District of California that was issued in connection with an official criminal investigation into the clothing steamer matter. We have cooperated (and intend to continue cooperating) fully with this investigation, and at this time, we are unable to predict the eventual scope, duration or outcome of this investigation, nor are we able to reasonably estimate any range of loss or possible loss. Further material changes in the law and increased regulatory requirements must be anticipated, and there can be no assurance that our businesses and or any of our assets will not become subject to increased expenses or more stringent restrictions as a result of any future legislation, new regulation or deregulation.

Covenants in our debt agreements could restrict our business in many ways.

The Credit Facility and the indentures governing our notes contain various covenants that limit our ability and/or our restricted subsidiaries' ability to, among other things:
•incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons;
•pay dividends or make distributions or redeem or repurchase capital stock;
•prepay, redeem or repurchase debt;
•make loans, investments and capital expenditures;
•enter into agreements that restrict distributions from its subsidiaries;
•sell assets and capital stock of its subsidiaries;
•enter into sale and leaseback transactions;

•enter into certain transactions with affiliates;
•consolidate or merge with or into, or sell substantially all of its assets to, another person; and
•designate its subsidiaries as unrestricted subsidiaries.

In addition, the Credit Facility requires us to maintain a specified leverage ratio. Our ability to meet this leverage ratio test can be affected by events beyond our control, and we may be unable to meet that test. A breach of any of these covenants could result in a default under the Credit Facility, which in turn could result in a default under the indentures governing our notes. Upon the occurrence of an event of default under the Credit Facility, the lenders could elect to declare all amounts outstanding under the Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. The Credit Facility and our notes are, and certain future indebtedness may be, secured by a first priority perfected lien in all shares of our capital stock. If the lenders and counterparties under the Credit Facility, our notes and certain future indebtedness accelerate the repayment of obligations, we may not have sufficient assets to repay such obligations. Our borrowings under the Credit Facility are, and are expected to continue to be, at variable rates of interest and expose it to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will also increase even though the amount borrowed remains the same, and our net income decreases. In addition, we may hedge against interest rate fluctuations by using hedging instruments such as swaps, caps, options, forwards, futures or other similar products. These instruments may be used to selectively manage risks, but there can be no assurance that we will be fully protected against material interest rate fluctuations.

Credit ratings downgrades or being put on negative watch could adversely affect QVC’s liquidity, capital position, borrowing cost and access to capital markets.

QVC is routinely evaluated by credit rating agencies whose ratings are based on several factors, including generally, the ability to generate cash flows; terms and levels of indebtedness, including the credit rating agencies’ treatment of certain types of indebtedness, such as subordinated indebtedness which is given partial equity credit but carries a higher interest rate than comparable senior indebtedness; overall financial strength; specific transactions or events and general economic and industry conditions. These credit ratings could be downgraded or subject to other negative rating actions at any time. For example during the six months ended June 30, 2025 Fitch Ratings downgraded QVC’s long-term issuer default rating from “B” to “CCC+” and senior secured rating from “BB-" to “B” and Moody’s downgraded QVC’s senior secured rating from “B2” to “Caa1”.

A downgrade of any of our businesses’ credit ratings or ratings outlooks, as well as the reasons for such downgrades, has and will likely continue to adversely affect the market prices of our debt securities and QVC Group’s equity securities, our access to capital, increase the cost of funds, or trigger additional collateral or funding requirements or the imposition of financial or other burdensome covenants. This could make it more costly to borrow money, issue securities and/or raise other types of capital, any of which could adversely affect our liquidity and financial condition.

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
QVC, Inc.

Date: August 7, 2025	By:/s/ DAVID L. RAWLINSON II
David L. Rawlinson II
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2025	By:/s/ BILL WAFFORD
Bill Wafford
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)