Form 10-Q
period 2025-09-30
QVC INC
filed 2025-11-05
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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

QVC, Inc.
2025 QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(in millions, except share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,328	297
Trade and other receivables, net of allowance for credit losses of $71 million and $89 million, respectively	829	1,134
Inventories	1,018	901
Other current assets	186	172
Total current assets	3,361	2,504
Property and equipment, net of accumulated depreciation of $916 million and $891 million, respectively	321	410
Intangible assets not subject to amortization (note 3):
Goodwill	808	2,204
Tradenames	1,190	2,120
Intangible assets subject to amortization, net (note 3)	361	385
Operating lease right-of-use assets	468	482
Note receivable - related party (note 1)	1,740	1,740
Other noncurrent assets	58	44
Assets held for sale noncurrent (note 5)	22	—
Total assets	$8,329	9,889
Liabilities and Equity
Current liabilities:
Accounts payable	$612	722
Accrued liabilities	660	874
Current debt (note 4)	1	585
Other current liabilities	49	52
Total current liabilities	1,322	2,233
Long-term debt (note 4)	5,022	3,313
Deferred income tax liabilities	178	394
Operating lease liabilities	466	475
Other liabilities	86	105
Total liabilities	7,074	6,520
Equity:
Stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	11,205	11,201
Accumulated deficit	(9,785)	(7,538)
Accumulated other comprehensive earnings (loss)	(251)	(370)
Total stockholder's equity	1,169	3,293
Noncontrolling interest in equity of subsidiary	86	76
Total equity	1,255	3,369
Commitments and contingencies (note 5)
Total liabilities and equity	$8,329	9,889
See accompanying notes to condensed consolidated financial statements

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Total revenue, net	$1,982	2,092	5,871	6,337
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,317	1,366	3,869	4,113
Operating expense	152	165	460	502
Selling, general and administrative, including stock-based compensation	326	310	953	954
Depreciation and amortization	97	87	290	267
Impairment of goodwill and intangible assets (note 3)	—	—	2,395	—
Restructuring (benefits) costs (note 5)	(1)	—	56	18
Gain on sale leaseback transaction	—	—	—	(1)
	1,891	1,928	8,023	5,853
Operating income (loss)	91	164	(2,152)	484
Other income (expense):
Interest expense, net	(66)	(62)	(189)	(191)
Foreign currency gain (loss)	1	(6)	(12)	(6)
Other income (expense)	—	(7)	—	(7)
	(65)	(75)	(201)	(204)
Earnings (loss) before income taxes	26	89	(2,353)	280
Income tax (expense) benefit	(15)	(27)	177	(90)
Net earnings (loss)	11	62	(2,176)	190
Less net (earnings) loss attributable to the noncontrolling interest	(9)	(11)	(29)	(35)
Net earnings (loss) attributable to QVC, Inc. shareholder	$2	51	(2,205)	155
See accompanying notes to condensed consolidated financial statements

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Net earnings (loss)	$11	62	(2,176)	190
Foreign currency translation adjustments, net of tax	(18)	94	122	21
Total comprehensive earnings (loss)	(7)	156	(2,054)	211
Comprehensive (earnings) loss attributable to noncontrolling interest	(6)	(21)	(32)	(35)
Comprehensive earnings (loss) attributable to QVC, Inc. shareholder	$(13)	135	(2,086)	176
See accompanying notes to condensed consolidated financial statements

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
(in millions)	2025	2024
Cash flows from operating activities:
Net earnings (loss)	(2,176)	190
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	290	267
Impairment of goodwill and intangible assets	2,395	—
Stock-based compensation	14	15
Gain on sale leaseback transaction	—	(1)
Change in fair value of financial instruments and noncash interest	(2)	(2)
Deferred income tax expense (benefit)	(222)	(89)
Other charges, net	85	76
Change in operating assets and liabilities
Decrease (increase) in trade and other receivables	306	410
Decrease (increase) in inventories	(93)	(246)
Decrease (increase) in other current assets	22	31
(Decrease) increase in accounts payable	(129)	(59)
(Decrease) increase in accrued and other liabilities	(316)	(246)
Net cash provided (used) by operating activities	174	346
Cash flows from investing activities:
Capital expenditures	(88)	(118)
Expenditures for television distribution rights	(89)	(23)
Proceeds from sale of fixed assets	—	6
Other investing activities, net	(11)	(2)
Net cash provided (used) by investing activities	(188)	(137)
Cash flows from financing activities:
Borrowings of debt	1,986	1,895
Repayments of debt	(868)	(2,248)
Capital contributions received from QVC Group, Inc.	—	277
Dividends paid to QVC Group, Inc.	(42)	(91)
Dividends paid to noncontrolling interest	(22)	(51)
Other financing activities, net	(3)	(1)
Net cash provided (used) by financing activities	1,051	(219)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	22	2
Net increase (decrease) in cash, cash equivalents and restricted cash	1,059	(8)
Cash, cash equivalents and restricted cash, beginning of period	315	322
Cash, cash equivalents and restricted cash, end of period	$1,374	314
The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	September 30,	December 31,
(in millions)	2025	2024
Cash and cash equivalents	$1,328	297
Restricted cash included in other current assets	46	18
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$1,374	315
See accompanying notes to condensed consolidated financial statements

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2023	1	$—	10,901	(290)	(6,361)	87	4,337
Net earnings (loss)	—	—	—	—	155	35	190
Foreign currency translation adjustments, net of tax	—	—	—	21	—	—	21
Capital contribution received from QVC Group, Inc.	—	—	277	—	—	—	277
Stock-based compensation	—	—	17	—	—	—	17
Dividends paid to QVC Group, Inc. and noncontrolling interest	—	—	—	—	(91)	(51)	(142)
Withholding taxes on net share settlements of stock-based compensation	—	—	(1)	—	—	—	(1)
Impact of tax liability allocation and indemnification agreement with QVC Group, Inc.	—	—	1	—	—	—	1
Balance, September 30, 2024	1	$—	11,195	(269)	(6,297)	71	4,700

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, June 30, 2024	1	$—	10,913	(353)	(6,307)	79	4,332
Net earnings (loss)	—	—	—	—	51	11	62
Foreign currency translation adjustments, net of tax	—	—	—	84	—	10	94
Capital contribution received from QVC Group, Inc.	—	—	277	—	—	—	277
Stock-based compensation	—	—	5	—	—	—	5
Dividends paid to QVC Group, Inc. and noncontrolling interest	—	—	—	—	(41)	(29)	(70)
Balance, September 30, 2024	1	$—	11,195	(269)	(6,297)	71	4,700
See accompanying notes to condensed consolidated financial statements

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2024	1	$—	11,201	(370)	(7,538)	76	3,369
Net earnings (loss)	—	—	—	—	(2,205)	29	(2,176)
Foreign currency translation adjustments, net of tax	—	—	—	119	—	3	122
Stock-based compensation	—	—	4	—	—	—	4
Dividends paid to QVC Group, Inc. and noncontrolling interest	—	—	—	—	(42)	(22)	(64)
Balance, September 30, 2025	1	$—	11,205	(251)	(9,785)	86	1,255

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, June 30, 2025	1	$—	11,206	(236)	(9,787)	80	1,263
Net earnings (loss)	—	—	—	—	2	9	11
Foreign currency translation adjustments, net of tax	—	—	—	(15)	—	(3)	(18)
Impact of tax liability allocation and indemnification agreement with QVC Group, Inc.	—	$—	(1)	—	—	—	(1)
Balance, September 30, 2025	1	$—	11,205	(251)	(9,785)	86	1,255
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
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co. LTD. ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. QVC-Japan paid dividends to Mitsui of $22 million and $51 million during the nine months ended September 30, 2025 and 2024, respectively.
The Company is an indirect wholly-owned subsidiary of QVC Group, Inc., ("QVC Group") (Nasdaq: QVCGA, QVCGP and OTCMKTS: QVCGB), which also owns Cornerstone Brands, Inc. ("CBI"), as well as other minority investments. Through a services agreement between Liberty Media Company (“LMC”) and QVC Group, LMC provides QVC Group with certain general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. During the third quarter of 2025, LMC substantially reduced these general and administrative services provided to QVC Group and the related services are now provided primarily by QVC, although LMC continues to provide certain services while the service agreement remains in effect. QVC allocated expenses of $5 million to QVC Group for the three and nine months ended September 30, 2025, related to these services.

During each of the nine months ended September 30, 2025 and 2024, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $11 million and $21 million to CBI for the nine months ended September 30, 2025 and 2024, respectively. CBI allocated expenses of $1 million to QVC for each of the nine months ended September 30, 2025 and 2024.
On December 30, 2020, the Company and Liberty Interactive LLC ("LIC") completed an internal realignment of the Company's global finance structure that resulted in a common control transaction with QVC Group. As part of the common control transaction, LIC issued a promissory note (“LIC Note”) to a subsidiary of the Company with an initial face amount of $1.8 billion, a stated interest rate of 0.48% and a maturity of December 29, 2029. Interest on the LIC Note is paid annually. QVC recorded $6 million of related party interest income for each of the nine months ended September 30, 2025 and 2024, included in interest expense, net in the condensed consolidated statements of operations.

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
The condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. While the Company remains in compliance with its debt covenants at September 30, 2025, QVC's Senior Secured Credit Facility (the "Credit Facility") matures on October 27, 2026. As a result, the related outstanding debt balance of $2,900 million will be reclassified from a non-current liability to a current liability, as of October 31, 2025. The outstanding debt under the Credit Facility, in addition to QVC’s senior secured notes, could become due sooner than October 27, 2026, if the Company does not remain compliant with its consolidated net leverage ratio, as defined by the Credit Facility, and a waiver of forbearance from the lenders thereunder is not obtained. This can be triggered if the consolidated net leverage ratio for QVC is greater than 4.5 to 1.0.

The Company is continuing its evaluation of strategies to refinance or restructure the Credit Facility and is engaged in discussions and negotiations with the lenders. However, there can be no assurance that the Company will be able to refinance or restructure its debt or that the Company will remain compliant with respect to the consolidated net leverage ratio. While the Company believes its plans to refinance or restructure its indebtedness can alleviate the conditions that raise substantial doubt, these plans are not entirely within the Company’s control and cannot be assessed as being probable of occurring, therefore substantial doubt about the Company’s ability to continue as a going concern exists.

Restricted cash as of September 30, 2025 primarily includes cash deposits to cover potential disputes or other financial obligations with certain counterparties and a cash deposit with a third party trustee that provides financial assurance that the Company will fulfill its obligations in relation to claims under its workers' compensation policy.

(2) Summary of Significant Accounting Policies
Accounting Pronouncements Issued but Not Yet Adopted
In September 2025 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06. ASU 2025-06 clarifies and modernizes the accounting for costs related to internal-use software in Accounting Standards Codification (“ASC”) 350-40, Intangibles - Goodwill and Other — Internal-Use Software. ASU 2025-06 removes all references to project stages throughout ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. The standard is effective for fiscal years beginning after December 15, 2027, and interim periods within those years, with early adoption permitted. The new guidance may be applied using a prospective, retrospective or modified transition approach. The Company is in the process of evaluating the impacts related to the new standard.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(3) Intangible Assets
The changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2025 were as follows:

(in millions)	QxH	QVC-Int'l	Total
Balance as of December 31, 2024	$1,465	739	2,204
Impairment	(1,465)	—	(1,465)
Exchange rate fluctuations	—	69	69
Balance as of September 30, 2025	$—	808	808
Other intangible assets consisted of the following:

	September 30, 2025			December 31, 2024
(in millions)	Gross cost	Accumulated amortization	Intangible assets subject to amortization, net	Gross cost	Accumulated amortization	Intangible assets subject to amortization, net
Purchased and internally developed software	$1,174	(959)	215	1,094	(852)	242
Affiliate and customer relationships	2,834	(2,776)	58	2,816	(2,722)	94
Television distribution rights	541	(455)	86	535	(489)	46
Debt origination fees	9	(7)	2	9	(6)	3
Intangible assets subject to amortization	$4,558	(4,197)	361	4,454	(4,069)	385
Tradenames (indefinite life)	$1,190		1,190	2,120		2,120
The Company recorded amortization expense of $62 million and $68 million for the three months ended September 30, 2025 and 2024, respectively, related to intangible assets with finite useful lives. For the nine months ended September 30, 2025 and 2024, amortization expense related to intangible assets with finite useful lives was $190 million and $209 million, respectively.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
As of September 30, 2025, the related amortization and interest expense for each of the next five years ended December 31 was as follows (in millions):

Remainder of 2025	$80
2026	200
2027	58
2028	22
2029	1
As a result of recent financial performance, macroeconomic conditions, declines in stock price and credit rating downgrades, it was determined during the second quarter of 2025 that an indication of impairment existed for the QxH reporting unit related to the QVC and HSN tradenames and goodwill. The fair value of the tradenames was determined using the relief from royalty method, primarily using a discounted cash flow model using projections of future operating performance (income approach) and applying a royalty rate (market approach) (Level 3), and an impairment in the amount of $930 million for the QVC and HSN tradenames was recorded during the second quarter of 2025, in impairment of goodwill and intangible assets in the consolidated statements of operations. The fair value of the QxH reporting unit was determined using a discounted cash flow method (Level 3), and a goodwill impairment in the amount of $1,465 million was recorded during the second quarter of 2025 in impairment of goodwill and intangible assets in the consolidated statements of operations, reducing carrying value to fair value. The Company utilized the assistance of a third party specialist when determining the above noted fair values.
The Company had accumulated goodwill impairment losses of $5,113 million attributed to the QxH reporting unit as of September 30, 2025.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(4) Long-Term Debt
Long-term debt consisted of the following:

(in millions)	September 30, 2025	December 31, 2024
4.45% Senior Secured Notes due 2025, net of original issue discount	$—	585
4.75% Senior Secured Notes due 2027	44	44
4.375% Senior Secured Notes due 2028	72	72
6.875% Senior Secured Notes due 2029	605	605
5.45% Senior Secured Notes due 2034, net of original issue discount	400	400
5.95% Senior Secured Notes due 2043, net of original issue discount	300	300
6.375% Senior Secured Notes due 2067	225	225
6.25% Senior Secured Notes due 2068	500	500
Senior secured credit facility	2,900	1,195
Finance lease obligations	2	—
Less deferred loan costs, net	(25)	(28)
Total debt obligations	5,023	3,898
Less current portion	(1)	(585)
Long-term portion of debt	$5,022	3,313
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Senior Secured Credit Facility
On October 27, 2021, QVC entered into the Fifth Amended and Restated Credit Agreement (the "Fifth Amended and Restated Credit Agreement") with CBI and QVC Global Corporate Holdings, LLC (“QVC Global”), each a direct or indirect wholly owned subsidiary of QVC Group, as borrowers (collectively, the “Borrowers”), and the other parties thereto. The Fifth Amended and Restated Credit Agreement is a multi-currency facility providing for a $3.25 billion revolving credit facility, with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. The Fifth Amended and Restated Credit Agreement may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings bear interest at either the alternate base rate (“ABR Rate”) or a London Inter-bank Offered Rate ("LIBOR")-based rate (or the applicable non-U.S. Dollar equivalent rate) (“Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if QVC Global or any other borrower (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid may be reborrowed. The facility matures on October 27, 2026. Payment of loans may be accelerated following certain customary events of default. Refer to Note 1 Basis of Presentation, for additional discussion regarding the Company's ability to continue as a going concern.

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
Availability under the Fifth Amended and Restated Credit Agreement at September 30, 2025 was $181 million reflecting outstanding borrowings net of letters of credit. The interest rate on the Credit Facility was 5.9% and 6.5% at September 30, 2025 and 2024, respectively. The Company remains in compliance with its debt covenants at September 30, 2025.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Other Debt Related Information
There are no restrictions under the debt agreements on QVC's ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or the Fifth Amended and Restated Credit Agreement and (i) with respect to QVC’s senior secured notes, QVC's consolidated leverage ratio would be no greater than 3.5 to 1.0 (“senior secured notes leverage basket”) and (ii) with respect to the Fifth Amended and Restated Credit Agreement, the consolidated net leverage ratio for QVC and QVC Global would be no greater than 4.0 to 1.0. As of September 30, 2025, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket, under the indentures, QVC will continue to be permitted to make unlimited dividends under the senior secured notes to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to QVC Group under an intercompany tax sharing agreement (the “Tax Agreement”) in respect of certain tax obligations of QVC and its subsidiaries.
The weighted average interest rate applicable to all of the outstanding debt (excluding finance leases) prior to amortization of bond discounts and related debt issuance costs was 6.0% as of both September 30, 2025 and 2024.

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
Restructuring
During the second quarter of 2024, QVC entered into an agreement and announced a plan to shift its global operating model for information technology services to a managed services model. As a result, during the nine months ended September 30, 2024, QVC recorded restructuring charges of $18 million in restructuring (benefits) costs in the condensed consolidated statement of operations.
On November 14, 2024, QVC announced the WIN strategy, targeting top-line growth through three central priorities: (i) ‘Wherever She Shops’ - aims to enhance customer interactions across diverse platforms; (ii) ‘Inspiring People & Products’ - fosters rich, engaging content experiences; and (iii) ‘New Ways of Working’ - emphasizes leveraging technology and process enhancements to streamline operations and fuel innovation. With the WIN strategy, QVC plans to broaden content outreach by creating dynamic, purpose-built experiences that resonate across social media and digital streaming channels. By optimizing its production studios and fostering continuous improvement, QVC envisages content creation as an integrated, efficient process that adapts to various platforms without losing the essence of the brand. QVC aims to grow audiences and redefine shopping experiences, ensuring that it meets its customers wherever they are while building on its heritage for sustained success.
On January 29, 2025, the Company announced the consolidation of its QVC and HSN operations at the Company’s Studio Park location in West Chester, PA, and the closing of the St. Petersburg, FL campus. The consolidation is part of QVC’s organizational and strategic changes intended to support the Company’s WIN strategy. As a result, the Company accelerated depreciation related to the closure of the St. Petersburg, FL campus, which was completed as of September 30, 2025, and recorded $16 million and $45 million of incremental depreciation during the three and nine months ended September 30, 2025, respectively. On March 27, 2025 the Company announced a plan to reorganize teams across the Company as part of the WIN strategy, which is intended to increase revenue through growth initiatives while maintaining Adjusted OIBDA margin. As a result of the reorganization, QVC recorded $36 million and $20 million of restructuring (benefits) costs at QxH and QVC International, respectively, during the nine months ended September 30, 2025. Additionally, during the nine months ended September 30, 2025, the Company paid $28 million related to the WIN strategy restructuring.
In September 2025, HSN entered into agreements to sell the St. Petersburg properties to independent third parties. As of September 30, 2025, the related long-lived assets of $22 million, all within QxH, were included in assets held for sale noncurrent in the condensed consolidated balance sheet. The sales are expected to be completed within the next twelve months.

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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

The Company's assets and liabilities measured or disclosed at fair value on a recurring basis were as follows:

		Fair value measurements at September 30, 2025
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Cash equivalents	$936	936	—
Debt	3,955	293	3,662

		Fair value measurements at December 31, 2024
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Cash equivalents	$52	52	—
Debt	3,137	344	2,793
(7) Information about QVC's Operating Segments
The Company's chief operating decision maker ("CODM") is the Company's Chief Executive Officer who has ultimate responsibility for enterprise decisions. QVC's CODM determines, in particular, resource allocation for, and monitors performance of, the consolidated enterprise, QxH and QVC International. The segment managers have responsibility for operating decisions, allocating resources and assessing performance within their respective segments. QVC's CODM relies on internal management reporting that analyzes enterprise results and segment results to the Adjusted OIBDA level (see below).
For the three and nine months ended September 30, 2025 and 2024, QVC has identified QxH and QVC International as its two operating segments. Both operating segments (which are also the reportable segments) are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the internet (including social media) and mobile applications in certain markets.
The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as net revenue, Adjusted OIBDA (defined below), gross margin, average sales price per unit, number of units shipped and revenue or sales per customer. For segment reporting purposes, the Company defines Adjusted OIBDA, as net revenue less cost of goods sold, operating expenses, and selling, general and administrative expenses (excluding stock-based compensation, and restructuring (benefits) costs). The Company believes this measure is an important indicator of the operational strength and performance of its segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking among the Company's businesses and identify strategies to improve performance. This measure of performance excludes depreciation, amortization, impairment of goodwill and intangible assets, gains on sale of assets and sale-leaseback transactions, restructuring, and stock-based compensation that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net earnings (loss), cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP. The segment presentation for prior periods has been conformed to the current period segment presentation.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Disaggregated revenue by segment and product category consisted of the following:

	Three months ended September 30, 2025			Nine months ended September 30, 2025
(in millions)	QxH	QVC Int'l	Total	QxH	QVC Int'l	Total
Home	$570	227	797	1,635	683	2,318
Apparel	283	106	389	840	317	1,157
Beauty	204	128	332	623	386	1,009
Accessories	174	52	226	527	154	681
Jewelry	61	39	100	186	109	295
Electronics	89	14	103	254	45	299
Other revenue	35	—	35	110	2	112
Total net revenue	$1,416	566	1,982	4,175	1,696	5,871

	Three months ended September 30, 2024			Nine months ended September 30, 2024
(in millions)	QxH	QVC Int'l	Total	QxH	QVC Int'l	Total
Home	$611	226	837	1,796	684	2,480
Apparel	294	98	392	904	311	1,215
Beauty	225	135	360	703	405	1,108
Accessories	185	52	237	598	153	751
Jewelry	63	43	106	216	115	331
Electronics	104	17	121	285	48	333
Other revenue	39	—	39	116	3	119
Total net revenue	$1,521	571	2,092	4,618	1,719	6,337

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Performance measures

		Three months ended September 30, 2025			Nine months ended September 30, 2025
(in millions)	QxH	QVC-Int'l	Total	QxH	QVC-Int'l	Total
Net revenue	$1,416	566	1,982	4,175	1,696	5,871
Costs of goods sold (exclusive of depreciation and amortization)	944	373	1,317	2,767	1,102	3,869
Segment gross profit	472	193	665	1,408	594	2,002
Operating expense	106	46	152	324	136	460
Advertising	78	9	87	201	27	228
Selling, general and administrative, excluding stock-based compensation and advertising	153	80	233	476	235	711
Adjusted OIBDA	$135	58	193	407	196	603

		Three months ended September 30, 2024			Nine months ended September 30, 2024
(in millions)	QxH	QVC-Int'l	Total	QxH	QVC-Int'l	Total
Net revenue	$1,521	571	2,092	4,618	1,719	6,337
Costs of goods sold (exclusive of depreciation and amortization)	997	369	1,366	3,011	1,102	4,113
Segment gross profit	524	202	726	1,607	617	2,224
Operating expense	121	44	165	368	134	502
Advertising	62	8	70	178	24	202
Selling, general and administrative, excluding stock-based compensation and advertising	159	80	239	500	237	737
Adjusted OIBDA	$182	70	252	561	222	783
Other information

	September 30, 2025
(in millions)	Total assets	Property and equipment, net
QxH[1]	$6,432	169
QVC International	1,897	152
Consolidated QVC	$8,329	321
(1) QxH Property and equipment, net as of September 30, 2025 excludes assets classified as assets held for sale in the condensed consolidated balance sheet.

	December 31, 2024
(in millions)	Total assets	Property and equipment, net
QxH	$8,128	259
QVC International	1,761	151
Consolidated QVC	$9,889	410

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

	September 30, 2025	September 30, 2024
(in millions)	Capital expenditures	Capital expenditures
QxH	$67	89
QVC International	21	29
Consolidated QVC	$88	118

The following table provides a reconciliation of Adjusted OIBDA to operating income and earnings before income taxes:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Adjusted OIBDA	$193	252	603	783
Gain on sale leaseback transaction	—	—	—	1
Restructuring (benefits) costs	1	—	(56)	(18)
Impairment of goodwill and intangible assets	—	—	(2,395)	—
Stock-based compensation	(6)	(1)	(14)	(15)
Depreciation and amortization	(97)	(87)	(290)	(267)
Operating income (loss)	91	164	(2,152)	484
Interest expense, net	(66)	(62)	(189)	(191)
Foreign currency gain (loss)	1	(6)	(12)	(6)
Other income (expense)	—	(7)	—	(7)
Earnings (loss) before income taxes	$26	89	(2,353)	280

(8) Compensation Changes
During the three months ended September 30, 2025, the Board of Directors of QVC Group and the Compensation Committee of the board of directors of QVC Group implemented a revised compensation structure for the Company. As a part of this revised compensation structure, certain officers, employees and directors of the Company were paid an aggregate of $53 million in exchange primarily for (1) cancellation of their 2025 RSU grants, as well as a partial cancellation of certain PSU grants (2) advance payments of the 2025 management bonus plan and (3) for certain officers, advance payments of long term incentive awards and management bonus plans that would have been granted in 2026. These advance payments, with respect to certain officers of the Company, will be subject to repayment on an after-tax basis, if certain employment and, as applicable, performance conditions are not satisfied. Those awards subject to repayment have been classified within other current assets and other noncurrent assets and will be expensed over the relevant service period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies, including our WIN strategy; capital expenditures; revenue growth; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; repayment of debt; economic and macroeconomic trends (including the impact of tariffs); our and QVC Group's ability to continue as a going concern; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. You should not place undue reliance on the forward-looking statements made in this Quarterly Report on Form 10-Q. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:
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
•our future financial performance and condition, including availability, terms and deployment of capital, and our and QVC Group's ability to continue as a going concern;
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

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 10-K"), Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 and Part II, Item 1A in this Quarterly Report on Form 10-Q. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

On January 29, 2025, the Company announced the consolidation of its QVC and HSN operations at the Company’s Studio Park location in West Chester, PA, and the closing of the St. Petersburg, FL campus. The consolidation is part of QVC’s organizational and strategic changes intended to support the Company’s WIN strategy. As a result, the Company accelerated depreciation related to the closure of the St. Petersburg, FL campus, which was completed as of September 30, 2025, and recorded $16 million and $45 million of incremental depreciation during the three and nine months ended September 30, 2025, respectively. On March 27, 2025 the Company announced a plan to reorganize teams across the Company as part of the WIN strategy, which is intended to increase revenue through growth initiatives while maintaining Adjusted OIBDA margin. As a result of the reorganization, QVC recorded $36 million and $20 million of restructuring (benefits) costs at QxH and QVC International, respectively, during the nine months ended September 30, 2025. In September 2025, HSN entered into agreements to sell the St. Petersburg properties to independent third parties. As of September 30, 2025, the related long-lived assets of $22 million, all within QxH, were included in assets held for sale noncurrent in the condensed consolidated balance sheet. The sales are expected to be completed within the next twelve months.
In August 2025, the Board of Directors (the "Board") of QVC Group implemented a revised compensation structure for QVC Group's senior executives (collectively, the "Senior Executives") and a large number of existing participants in QVC Group's incentive compensation programs (together the "Eligible Employees").
•QVC Group has determined to guarantee to each Eligible Employee who remains employed through the end of 2026 cash payments generally equal to the following: (i) for nine senior executives, 50% of their target variable compensation for 2025 and 100% of their target variable compensation for 2026, and (ii) for all other Eligible Employees (except the Senior Executives), 50% of their target variable compensation for 2025 and 2026 (the payments described in (i) and (ii), the “Guaranteed Compensation”). With the exception of the Senior Executives as described below, 25% of the 2025 Guaranteed Compensation related to all other Eligible Employees was substantially earned and paid as of September 30, 2025, with the remainder to be paid no later than mid-January 2026. Additionally, the 2026 Guaranteed Compensation for all other Eligible Employees, with the exception of the Senior Executives as described below, will be earned and paid on a quarterly basis through the end of 2026.
•To ensure that the Senior Executives are motivated to achieve important operational goals of the Company, a portion of their Guaranteed Compensation is subject to meeting certain performance conditions.
•All other Eligible Employees (except the Senior Executives) remain eligible to earn the portion of their annual bonus that is not part of the Guaranteed Compensation.
•To provide a stronger retention benefit to certain employees, the Company has agreed to prepay (i) the Guaranteed Compensation for the Senior Executives and (ii) existing retention benefits for other specified employees (including the Senior Executives). Prepaid compensation to Senior Executives will be subject to repayment on an after-tax basis if certain employment and, as applicable, performance conditions are not satisfied.
As a result of this compensation change, all of the 2025 grants for the Series A stock-settled RSU's, substantially all of the 2025 grants for the QVC Group cash-settled RSU's and a portion of a 2025 performance award grant were canceled as of September 30, 2025.

On September 23, 2025, an amended and restated certificate of incorporation (the “A&R COI”) and amended and restated bylaws went into effect. The A&R COI provides, among other things, that subject to certain governance rights of the sole stockholder of the Company, the business and affairs of the Company will be managed by, or under the direction of, a board of directors.

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

The current economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate has impacted and could continue to adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls, to varying degrees, during times of economic instability and inflationary pressures. Economic tensions and changes and uncertainty relating to international trade policies, including, for example, the recent widespread tariffs announced by the U.S. on its major trading partners, higher tariffs on imported goods and materials, actions taken in response (such as retaliatory tariffs or other trade protectionist measures or the renegotiation of free trade agreements), have increased inflationary cost pressures and recessionary fears. Although the majority of tariffs were paused while the U.S. negotiated trade deals to remove trade barriers or tariffs, most of these have now been implemented and there continues to be uncertainty as to whether and when the U.S. may impose new, reinstated or adjusted tariffs on goods imported from China or other countries, and global financial markets have experienced and may continue to experience, disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including Europe and Japan, continue to be uncertain or deteriorate, our customers may respond by further suspending, delaying or reducing their discretionary spending. Any further suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Such weak economic conditions may also inhibit our expansion into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects. Additionally, these economic and financial market conditions may result in consumers remaining highly distracted. In the US, TV shopping and entertainment hours declined, while news and business TV viewership rose, reflecting shifting consumer attention.
The Company has continued to see inflationary pressures during the period including higher wages and merchandise costs consistent with inflation and tariff impacts experienced by the global economy. As a result of existing and any new or additional tariffs, the cost of merchandise has and is expected to continue to increase; as a result we have in certain circumstances implemented price adjustments and undertaken an inventory review process and we may seek alternative sources of supply for merchandise. Further, the full impact of recent governmental actions on macroeconomic conditions and on our business is uncertain, difficult to predict and depends on a number of factors, including the extent and duration of tariffs, any reversal or temporary suspension of announced tariffs, the availability of exemptions, changes in the amount and scope of tariffs, the imposition of new tariffs and other measures that target countries may take in response to U.S. trade policies, the results of legal and other challenges on the tariffs, and possible resulting general inflationary pressures in the global economy, as well as the availability and cost of alternative sources of supply for merchandise. If these pressures persist, inflated costs may result in certain increased costs outpacing our pricing power in the near term.

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

Results of Operations
QVC's operating results were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Total revenue, net	$1,982	2,092	5,871	6,337
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,317	1,366	3,869	4,113
Operating expense	152	165	460	502
Advertising	87	70	228	202
Selling, general and administrative, excluding stock-based compensation and advertising	233	239	711	737
Adjusted OIBDA (defined below)	193	252	603	783
Depreciation and amortization	97	87	290	267
Impairment of goodwill and intangible assets	—	—	2,395	—
Restructuring (benefits) costs	(1)	—	56	18
Gain on sale leaseback transaction	—	—	—	(1)
Stock-based compensation	6	1	14	15
Operating income (loss)	91	164	(2,152)	484
Other (expense) income:
Interest expense, net	(66)	(62)	(189)	(191)
Foreign currency gain (loss)	1	(6)	(12)	(6)
Other income (expense)	—	(7)	—	(7)
	(65)	(75)	(201)	(204)
Earnings (loss) before income taxes	26	89	(2,353)	280
Income tax (expense) benefit	(15)	(27)	177	(90)
Net earnings (loss)	11	62	(2,176)	190
Less net (earnings) loss attributable to the noncontrolling interest	(9)	(11)	(29)	(35)
Net earnings (loss) attributable to QVC, Inc. shareholder	$2	51	(2,205)	155

Total revenue, net
Total revenue, net by segment was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
QxH	$1,416	1,521	4,175	4,618
QVC International	566	571	1,696	1,719
Consolidated QVC	$1,982	2,092	5,871	6,337
QVC's consolidated total revenue, net decreased $110 million or 5.3% and $466 million or 7.4% for the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in the prior year. The three month decrease in total revenue, net is primarily due to a 5.0% decrease in units shipped attributable to QxH and to a lesser extent QVC International. The decrease to total revenue, net was partially offset by a $20 million decrease in estimated product returns primarily at QxH and to a lesser extent QVC International. The nine month decrease in total revenue, net is primarily due to a 7.4% decrease in units shipped attributable to QxH and to a lesser extent QVC International. The decrease was also related to a 1.1% decrease in average selling price per unit ("ASP") primarily due to QVC International and to a lesser extent QxH. These decreases to total revenue, net were partially offset by a $136 million decrease in estimated product returns primarily at QxH and to a lesser extent QVC International.
During the three and nine months ended September 30, 2025 and 2024, the changes in revenue and expenses were affected by changes in the exchange rates for the Japanese Yen, the Euro, and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
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
The percentage change in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended September 30, 2025			Nine months ended September 30, 2025
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	(6.9)%	—%	(6.9)%	(9.6)%	—%	(9.6)%
QVC International	(0.9)%	3.7%	(4.6)%	(1.3)%	2.5%	(3.8)%
For the three months ended September 30, 2025, QxH's total revenue, net decline of $105 million or 6.9% was attributable to a 7.4% decrease in units shipped. This decline was partially offset by a $17 million decrease in estimated product returns and a 1.0% increase in ASP. For the nine months ended September 30, 2025, QxH's total revenue, net decline of $443 million or 9.6% was attributable to a 10.0% decrease in units shipped. These declines were partially offset by a $102 million decrease in estimated product returns. For the three and nine months ended September 30, 2025, QxH experienced shipped sales declines across all product categories.

For the three months ended September 30, 2025, QVC International's total revenue, net, in constant currency, decline of $26 million was attributable to a 4.0% decrease in ASP, attributable to Japan and U.K. This decline was partially offset by a $3 million decrease in estimated product returns attributable to Germany. For the three months ended September 30, 2025, QVC International experienced shipped sales declines in constant currency across all product categories except apparel. For the nine months ended September 30, 2025, QVC International's total revenue, net, in constant currency, decline of $66 million was driven by a 2.4% decrease in aggregate units shipped attributable to Germany and Japan, partially offset by an increase in the U.K. and a 2.3% decrease in ASP, attributable to the U.K. and Japan. These decreases were partially offset by a $33 million decrease in estimated product returns attributable to Germany. For the nine months ended September 30, 2025, QVC International experienced shipped sales declines in constant currency in all product categories.
Cost of goods sold (excluding depreciation and amortization)
QVC's cost of goods sold as a percentage of net revenue was 66.4% and 65.9% for the three and nine months ended September 30, 2025, respectively, compared to 65.3% and 64.9% for the three and nine months ended September 30, 2024, respectively. The increase in cost of goods sold as a percentage of revenue for the three and nine months ended September 30, 2025 is due to higher warehouse and freight costs across both segments, and unfavorable product mix at QxH partially offset by favorable product mix at QVC International.
Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and TV distribution expenses. Operating expenses were 7.7% and 7.8% of net revenue for the three and nine months ended September 30, 2025, respectively, compared to 7.9% for each of the three and nine months ended September 30, 2024.
Advertising
QVC's advertising expenses increased $17 million or 24.3% for the three months ended September 30, 2025 as compared to the corresponding period in the prior year. QVC’s advertising expenses increased $26 million or 12.9% for the nine months ended September 30, 2025 as compared to the corresponding period in the prior year. Both periods' increases were primarily driven by marketing investments on social and streaming platforms at QxH.
Selling, general and administrative expenses (excluding stock-based compensation and advertising)
QVC's selling, general, and administrative expenses (excluding stock-based compensation and advertising) include personnel, information technology (“IT”), production costs and the provision for doubtful accounts. Such expenses decreased $6 million and increased 0.4% as a percentage of total revenue, net for the three months ended September 30, 2025, as compared to the corresponding period in the prior year. Selling, general, and administrative expenses decreased $26 million and increased 0.5% as a percentage of total revenue, net for the nine months ended September 30, 2025, as compared to the corresponding period in the prior year.
The decrease in expenses for the three and nine months ended September 30, 2025 was due to decreases in personnel costs. The decreases in personnel costs were driven by QxH as a result of lower wages due to a workforce reduction associated with the shift in the IT operating model that occurred in the second quarter of the prior year, as well as the reorganization of teams across the Company as part of the WIN strategy announced at the end of the first quarter of 2025, partially offset by an increase as a result of revisions made to compensation structure in August 2025.

Impairment of goodwill and intangible assets
QVC recorded impairment of goodwill and intangible assets of $2,395 million for the nine months ended September 30, 2025, including $930 million related to the decrease in the fair value of the QVC and HSN tradenames and $1,465 million related to a decrease in the fair value of the QxH reporting unit goodwill as a result of quantitative assessments performed by the Company.
Restructuring (benefits) costs
For the nine months ended September 30, 2025, QVC recorded $36 million and $20 million of restructuring (benefits) costs at QxH and QVC International, respectively, resulting from the announced plan to reorganize its teams across the Company as part of the WIN strategy. For the nine months ended September 30, 2024 QVC recorded $18 million of restructuring (benefits) costs related to the shift in its IT operating model.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock granted to certain employees, directors and officers. QVC recorded $6 million and $14 million of stock-based compensation expense for the three and nine months ended September 30, 2025, respectively, and recorded $1 million and $15 million of stock-based compensation expense for the three and nine months ended September 30, 2024, respectively. Stock-based compensation increased for the three months ended September 30, 2025 in comparison to the corresponding period in the prior year due to an increase in the market price of QVC Group's Series A common stock. Stock-based compensation decreased $1 million for the nine months ended September 30, 2025 in comparison to the corresponding period in the prior year due to the decline in the probability of satisfying performance objectives offset by changes in the market price of QVC Group’s Series A common stock.
Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Property and equipment depreciation	35	19	102	58
Total depreciation	35	19	102	58
Customer relationships amortization	12	12	35	35
Television distribution right amortization	18	22	55	63
Software amortization	32	34	98	111
Total amortization	62	68	188	209
Total depreciation and amortization	$97	87	290	267
For the three and nine months ended September 30, 2025, the Company recorded $16 million and $45 million of incremental depreciation, respectively, due to accelerated depreciation of the St. Petersburg, FL campus and associated assets as a result of the closure completed in the third quarter of 2025. The decrease in amortization for the three and nine months ended September 30, 2025 is primarily due to software assets that fully amortized during 2024.
Interest expense, net
For the three months ended September 30, 2025, consolidated interest expense, net increased $4 million or 6.5% as compared to the corresponding period in the prior year. For the nine months ended September 30, 2025, consolidated interest expense, net decreased $2 million or 1.0% as compared to the corresponding period in the prior year. Interest expense, net increased during the three month period as compared to prior year, primarily driven by increased borrowings which were mostly offset by interest income on increased invested cash balances. Interest expense was essentially flat during the nine months ended September 30, 2025.

Foreign currency gain (loss)
Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2025, the change in foreign currency gain (loss) was due to variances in short-term loans, interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.
Income taxes
Our effective tax rates were 57.7% and 7.5% for the three and nine months ended September 30, 2025, respectively, compared to an effective tax rate of 30.3% and 32.1% for the three and nine months ended September 30, 2024, respectively. The 2025 rate differs from the U.S. federal income tax rate of 21% primarily due to permanent items for the three-month period and the goodwill impairment loss of $1,465 million that is not deductible for tax purposes for the nine-month period. The 2024 rate differs from the U.S. federal income tax rate of 21% primarily due to state and foreign tax expense and permanent items.
For the three and nine months ended September 30, 2025, the Company utilized the discrete effective tax rate method, treating the year-to-date period as if it was the annual period to calculate its interim income tax provision, as allowed by Financial Accounting Standards Board Accounting Standards Codification 740-270-30-18, Income Taxes - Interim Reporting which management determined to be more appropriate than the annual effective rate method.
Adjusted Operating Income before Depreciation and Amortization (Adjusted OIBDA)
To provide investors with additional information regarding our financial statements, we disclose Adjusted OIBDA (defined below), which is a non-U.S. generally accepted accounting principles ("U.S. GAAP") measure. QVC defines Adjusted OIBDA as operating income plus depreciation and amortization, impairment of goodwill and intangible assets (where applicable), stock-based compensation and excluding restructuring (benefits) costs and gain on sale leaseback transaction. QVC's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate the businesses and make decisions about allocating resources among the businesses. QVC believes that this is an important indicator of the operational strength and performance of the segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows QVC to view operating results, perform analytical comparisons and perform benchmarking among its businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.
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

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Operating income	$91	164	(2,152)	484
Depreciation and amortization	97	87	290	267
Stock-based compensation	6	1	14	15
Restructuring (benefits) costs (note 5)	(1)	—	56	18
Impairment of goodwill and intangible assets	—	—	2,395	—
Gain on sale leaseback transaction	—	—	—	(1)
Adjusted OIBDA	$193	252	603	783

QVC Adjusted OIBDA decreased by $59 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease is due to a $47 million decrease at QxH and a $12 million decrease at QVC International.
QVC Adjusted OIBDA decreased by $180 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease is due to a $154 million decrease at QxH and a $26 million decrease at QVC International.
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
As of September 30, 2025, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
Senior Secured Notes
All of QVC's senior secured notes are secured by the capital stock of QVC and have equal priority to the Credit Facility. The interest on QVC's senior secured notes is payable semi-annually with the exception of interest on the 2067 Notes and the 2068 Notes, which is payable quarterly.
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
The senior secured notes permit QVC to make unlimited dividends or other restricted payments so long as QVC is not in default under the indentures governing the senior secured notes and QVC’s consolidated leverage ratio is not greater than 3.5 to 1.0 (the “senior secured notes leverage basket”). As of September 30, 2025, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result, QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket under the indentures, QVC will continue to be permitted to make unlimited dividends to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to QVC Group under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

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

Availability under the Fifth Amended and Restated Credit Agreement at September 30, 2025 was $181 million reflecting outstanding borrowings net of letters of credit. The interest rate on the Credit Facility was 5.9% and 6.5% at September 30, 2025 and 2024, respectively. The Company remains in compliance with its debt covenants at September 30, 2025, however refer to note 1 of the accompanying notes to the condensed consolidated financial statements for discussion regarding substantial doubt about the Company's ability to continue as a going concern.
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

Summarized financial information for the year-to-date interim period and the most recent annual period was as follows:

	Combined Parent-QVC, Inc. and Subsidiary Guarantors
	September 30, 2025	December 31, 2024
Current assets	$2,552	$1,776
Intercompany payable to non-guarantor subsidiaries	(2,313)	(2,418)
Note receivable - related party	1,740	1,740
Noncurrent assets	1,832	4,300
Current liabilities	779	1,705
Noncurrent liabilities	5,428	3,961

	Combined Parent-QVC, Inc. and Subsidiary Guarantors
	Nine months ended September 30, 2025	Year ended December 31, 2024
Net revenue	$4,555	$7,214
Net revenue less cost of goods sold	1,924	3,038
Loss before taxes	(2,405)	(1,115)
Net loss	(2,176)	(1,022)
Net loss attributable to QVC, Inc. Shareholder	(2,205)	(1,069)

Other Debt Related Information
QVC was in compliance with all of its debt covenants as of September 30, 2025.

There are no restrictions under the debt agreements on QVC’s ability to pay dividends or make other restricted payments if QVC is not in default on its senior secured notes or the Fifth Amended and Restated Credit Agreement and (i) with respect to QVC’s senior secured notes, QVC’s consolidated leverage ratio would be no greater than 3.5 to 1.0 and (ii) with respect to the Fifth Amended and Restated Credit Agreement, the consolidated net leverage basket for QVC and QVC Global would be no greater than 4.0 to 1.0. As of September 30, 2025, QVC’s consolidated leverage ratio (as calculated under QVC’s senior secured notes) was greater than 3.5 to 1.0 and as a result QVC is restricted in its ability to make dividends or other restricted payments under the senior secured notes. Although QVC will not be able to make unlimited dividends or other restricted payments under the senior secured notes leverage basket under the indentures, QVC will continue to be permitted to make unlimited dividends under the senior secured notes to parent entities of QVC to service the principal and interest when due in respect of indebtedness of such parent entities (so long as there is no default under the indentures governing QVC’s senior secured notes) and permitted to make certain restricted payments to QVC Group under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.
As a result, QVC Group will, in many instances, be permitted to rely on QVC’s cash flow for servicing QVC Group’s debt. These events may increase accumulated deficit or require QVC to borrow under the Fifth Amended and Restated Credit Agreement, to the extent available, increasing QVC’s leverage and decreasing liquidity. QVC has made significant distributions to QVC Group in the past.
QVC's debt credit ratings were downgraded by Fitch Ratings during the nine months ended September 30, 2025 as follows: (i) downgraded QVC’s long-term issuer default rating from “B” to “CCC+” and (ii) downgraded the senior secured rating from “BB-" to “B”.
QVC's debt credit ratings were downgraded by S&P Global Ratings during the nine months ended September 30, 2025 as follows: downgraded the senior secured rating from "B-" to "CCC".
QVC's debt credit ratings were downgraded by Moody’s Ratings during the nine months ended September 30, 2025 as follows: downgraded the senior secured rating from “B2” to “Caa1”. QVC's debt credit ratings were further downgraded by Moody’s Ratings during October 2025 from "Caa1" to "Caa3".
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
Additional Cash Flow Information
During the nine months ended September 30, 2025, QVC's primary uses of cash were $868 million of principal payments of debt, $177 million of capital and television distribution rights expenditures, $42 million of dividends to QVC Group, and $22 million in dividend payments from the Company’s Japanese operations ("QVC-Japan") to Mitsui & Co. LTD (“Mitsui”). These uses of cash were funded primarily with $1,986 million of principal borrowings from the Credit Facility and $174 million of cash provided by operating activities. As of September 30, 2025, QVC's cash, cash equivalents and restricted cash balance was $1,374 million.
The change in cash provided by operating activities for the nine months ended September 30, 2025 compared to the previous year was primarily due to changes in working capital and lower net income. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

As of September 30, 2025, $254 million of the $1,374 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 48% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.

Other
QVC’s material cash requirements for 2025, outside of normal operating expenses, include the costs to service outstanding debt, expenditures for affiliation agreements with television providers, and capital expenditures. Capital expenditures are expected to be between $140 and $155 million, including $88 million already expended for the nine months ended September 30, 2025. The Company also may make dividend payments to QVC Group. The Company expects that cash on hand and cash provided by operating activities in future periods will be sufficient to fund projected uses of cash.
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
As a result of recent financial performance, macroeconomic conditions, declines in stock price and credit rating downgrades, it was determined during the second quarter of 2025 that an indication of impairment existed for the QxH reporting unit related to the QVC and HSN tradenames and goodwill. The fair value of the tradenames was determined using the relief from royalty method, primarily using a discounted cash flow model using projections of future operating performance (income approach) and applying a royalty rate (market approach) (Level 3), and an impairment in the amount of $930 million for the QVC and HSN tradenames was recorded during the second quarter of 2025, in impairment of goodwill and intangible assets in the consolidated statements of operations. The fair value of the QxH reporting unit was determined using a discounted cash flow method (Level 3), and a goodwill impairment in the amount of $1,465 million was recorded during the second quarter of 2025 in impairment of goodwill and intangible assets in the consolidated statements of operations. The Company utilized the assistance of a third party specialist when determining the above noted fair values.
There have been no other significant changes to our critical accounting policies and estimates disclosed in our 2024 10-K.

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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at September 30, 2025:

(in millions, except percentages)	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	—	44	72	605	1,425	2,146	1,055
Weighted average interest rate on fixed rate debt	—%	—%	4.8%	4.4%	6.9%	6.0%	6.2%	N/A
Variable rate debt	$—	2,900	—	—	—	—	2,900	2,900
Average interest rate on variable rate debt	—%	5.9%	—%	—%	—%	—%	5.9%	N/A
(1) Amounts exclude finance lease obligations and the issue discounts on the 5.45% Senior Secured Notes due 2034 and 5.95% Senior Secured Notes due 2043.
N/A - Not applicable.
Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three months ended September 30, 2025 would have been impacted by approximately $1 million and QVC's reported Adjusted OIBDA for the nine months ended September 30, 2025 would have been impacted by approximately $2 million for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The Fifth Amended and Restated Credit Agreement provides QVC with the ability to borrow in multiple currencies, to the extent available. This allows QVC to somewhat mitigate foreign currency exchange rate risks. As of September 30, 2025, no borrowings in foreign currencies were outstanding.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2025. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II
Item 1. Legal Proceedings
Our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 includes “Legal Proceedings” under Item 1 of Part II. Refer to note 5 in the accompanying notes to the condensed consolidated financial statements a description of the legal proceedings described in the Form 10-Q

Item 1A. Risk Factors
Except as discussed below, there have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2024, Part II, Item 1A of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and Part II, Item 1A of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, which risk factors are incorporated by reference into this Quarterly Report on Form 10-Q.

The following risk factors are hereby replaced in their entirety as set forth below.

There are questions about our and QVC Group’s ability to continue operating as a going concern.

As a result of the upcoming scheduled maturity of QVC Inc’s Credit Facility on October 27, 2026, there is substantial doubt about our and QVC Group's ability to continue as a going concern. Refer to Note 1 of the accompanying condensed consolidated financial statements, for additional discussion regarding the Company's ability to continue as a going concern. In addition, in the event that QVC Inc’s consolidated net leverage ratio is greater than 4.5 to 1.0 under its Credit Facility (and a waiver or forbearance from the lenders thereunder is not obtained), then the Credit Facility, as well as the senior secured notes, could become due sooner than October 27, 2026. As of October 31, 2025, QVC Inc’s outstanding debt balance under the Credit Facility of $2,900 million will be reclassified from a non-current liability to a current liability. Therefore, our and QVC Group’s ability to continue as a going concern will depend on obtaining sufficient financing to repay the debt balance under our Credit Facility upon maturity. We and QVC Group are continuing our evaluation of strategies to refinance or restructure the Credit Facility and we are engaged in discussions and negotiations with the lenders under our Credit Facility. We are also focused on operational improvements. However, there can be no assurance that we will be able to refinance or restructure our Credit Facility, in which case it would be forced to cease operations, which would be detrimental to stockholders' investments in QVC Group.

We have significant indebtedness and other financial obligations, which could limit our flexibility to respond to current market conditions, restrict our business activities and adversely affect our financial condition.

As of September 30, 2025, we had total secured debt, other than our finance lease obligations, of $5,046 million, consisting of $2,146 million of secured indebtedness under our existing notes which are due starting in 2027 and $2,900 million of secured indebtedness under the Credit Facility which currently matures October 2026, in each case, secured by a first priority lien on all shares of our capital stock. There can be no assurance that we will be able to repay this indebtedness when due. In addition, we had $500 million of operating lease liabilities. We may incur significant additional indebtedness in the future. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

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

QVC is routinely evaluated by credit rating agencies whose ratings are based on several factors, including generally, the ability to generate cash flows; terms and levels of indebtedness, including the credit rating agencies’ treatment of certain types of indebtedness, such as subordinated indebtedness which is given partial equity credit but carries a higher interest rate than comparable senior indebtedness; overall financial strength; specific transactions or events and general economic and industry conditions. These credit ratings could be downgraded or subject to other negative rating actions at any time. For example during the nine months ended September 30, 2025, Fitch Ratings downgraded QVC’s long-term issuer default rating from “B” to “CCC+” and senior secured rating from “BB-" to “B”, Moody’s Ratings downgraded QVC’s senior secured rating from “B2” to “Caa1” and S&P Global Ratings downgraded QVC's senior secured rating from "B-" to "CCC". QVC's debt credit ratings were further downgraded by Moody’s Ratings during October 2025 from "Caa1" to "Caa3".

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

Item 5. Other Information
None.

Item 6. Exhibits
(a) Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Amended and Restated Certificate of Incorporation of QVC, Inc., effective September 23, 2025 (incorporated by reference to Exhibit 3.1 to QVC, Inc.’s Current Report on Form 8-K filed on September 26, 2025 (File No. 001-38654) (the “September 8-K”))
3.2	Amended and Restated Bylaws of QVC, Inc., effective September 23, 2025 (incorporated by reference to Exhibit 3.2 to the September 8-K).
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32.1	Section 1350 Certification**
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*Filed herewith.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QVC, Inc.

Date: November 5, 2025	By:/s/ DAVID L. RAWLINSON II
David L. Rawlinson II
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2025	By:/s/ BILL WAFFORD
Bill Wafford
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)