Form 10-K
period 2025-12-31
QVC INC
filed 2026-04-15
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
2025 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business
* * * * *

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies, including the outcome and effects of the Chapter 11 Cases (as defined below) (including our ability to successfully emerge from the process and the timing thereof); our WIN strategy; capital expenditures, revenue growth; statements regarding the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; repayment of debt; economic and macroeconomic trends; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words. In particular, statements under Item 1. “Business,” Item 1A. “Risk-Factors,” Item 2. “Properties,” Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. You should not place undue reliance on these forward-looking statements made in this Annual Report on Form 10-K. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•our ability to obtain court approval from the Bankruptcy Court with respect to motions or other requests made to the Bankruptcy Court throughout the course of the Chapter 11 Cases;
•potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations, including increased legal and other professional costs necessary to execute our restructuring process, on our liquidity and results of operations (including the availability of operating capital during the pendency of the Chapter 11 Cases);
•objections to the confirmation of our Plan (as defined below) or other pleadings we file that could protract the Chapter 11 Cases;
•the Bankruptcy Court’s rulings in the Chapter 11 Cases, and the outcome of the Chapter 11 Cases generally;
•the length of time that we will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;
•the impact of the expected delisting of our 2067 Notes (as defined below) and 2068 Notes (as defined below) from the New York Stock Exchange (the “NYSE”);
•our ability to comply with the restrictions imposed by the terms and conditions of certain financing arrangements;
•the effects of the Chapter 11 Cases on the interests of various constituents and financial stakeholders;
•customer demand for our products and services and our ability to attract new customers and retain existing customers by anticipating customer demand and adapting to changes in demand;
•our competitive industry and competitor responses to our products and services;
•increased digital TV penetration and the impact on channel positioning of our programs;
•the levels of online traffic on our businesses’ websites and our ability to convert visitors into customers or contributors;
•uncertainties inherent in the development and integration of new business lines and business strategies;
•our future financial performance and condition, including availability, terms, deployment of capital and our level of indebtedness;

•our ability to continue as a going concern;
•our ability to effectively manage our installment sales plans and revolving credit card programs;
•the cost and ability of shipping companies, manufacturers, suppliers, digital marketing channels and vendors to deliver products, equipment, software and services;
•the outcome of any pending or threatened litigation;
•the impact of the seasonality of our business;
•changes in, or failure or inability to comply with, government regulations, including, regulations of the Federal Communications Commission (“FCC”) and commitments and adverse outcomes from regulatory proceedings;
•new regulations and varied governmental and non-governmental perspectives on corporate sustainability;
•changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors, including our increased reliance on social media platforms as a marketing tool;
•domestic and international economic and business conditions and industry trends, including the impact of Brexit (as defined below) and the impact of inflation and increased labor costs;
•increases in market interest rates;
•changes and uncertainty surrounding tariffs, trade policy and trade relations with China, the United Kingdom (“U.K.”) and other countries;
•consumer spending levels, including the availability and amount of individual consumer debt; and customer credit losses;
•matters relating to our debt and other financial obligations and ability to meet those obligations, including covenants in our debt agreements;
•downgrades to our credit ratings;

•the impairment of our subsidiaries’ goodwill and intangible assets;

•system interruption and the lack of integration and redundancy in the systems and infrastructures of our businesses;

•advertising spending levels;

•changes in distribution and viewing of television programming, including the expanded deployment of video on demand technologies and internet protocol television and their impact on home shopping programming;

•rapid technological changes, including the increased use of artificial intelligence by us and our competitors;

•failure to protect the security of personal information, including as a result of cybersecurity threats and cybersecurity incidents, subjecting us to potentially costly government enforcement actions and/or private litigation and reputational damage;

•the regulatory and competitive environment of the industries in which we operate;

•natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control, including climate change;

•threatened terrorist attacks, political and economic unrest in international markets and ongoing military action around the world;

•failure to successfully implement business improvement initiatives and growth strategies;

•fluctuations in foreign currency exchange rates;

•the reaction of our customers, prospective customers, suppliers and service providers to the Chapter 11 Cases and the related increased performance and credit risks associated with our constrained liquidity position and capital structure;

•our ability to attract and retain skilled personnel on commercially reasonable terms, whether due to labor regulations, unionization or otherwise, or to retain employees as a result of our financial condition generally or as a result of the Chapter 11 Cases; and

•dependence of QVC Group Inc., formerly known as Qurate Retail, Inc. (“QVC Group”), on our cash flow for servicing its debt.

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report on Form 10-K, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. When considering such forward-looking statements, one should keep in mind the factors described in Item 1A. “Risk Factors” and other cautionary statements contained in this Annual Report on Form 10-K. Such risk factors and statements describe circumstances that could cause actual results to differ materially from those contained in any forward-looking statement.

Overview
QVC, Inc. and its consolidated subsidiaries (unless otherwise indicated or required by the context, the terms "we," "our," "us," the "Company," and "QVC" refer to QVC, Inc. and its consolidated subsidiaries) is a live social shopping company that curates and sells a wide variety of consumer products through video-driven commerce on most every screen, from smartphones and tablets to laptops and TVs. QVC is distributed to over 200 million worldwide households each day through our broadcast networks. We also reach audiences through our websites (including QVC.com, HSN.com and others); our social platforms (including TikTok, Instagram and others); virtual multichannel video programming distributors (including Hulu + Live TV, DirecTV Stream and YouTube TV); applications via streaming video (including Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex, Alphabet and Samsung TV Plus); mobile applications and over-the-air broadcasters. We believe we are a global leader in video retailing, e-commerce, mobile commerce and social commerce, with operations based in the United States ("U.S."), Japan, Germany, the U.K., and Italy.

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
For the year ended December 31, 2025, approximately 97% of QVC's worldwide shipped sales were from repeat and reactivated customers (i.e., customers who made a purchase from us during the prior twelve months and customers who previously made a purchase from us but not during the prior twelve months, respectively). In the same period, QVC attracted 2 million new customers and the global e-commerce operation comprised $5.2 billion, or approximately 63%, of QVC's consolidated net revenue for the year ended December 31, 2025.

We operate nine distribution centers worldwide. In 2025, our work force consisted of approximately 15,300 employees who handled approximately 70 million customer calls, shipped approximately 182 million units globally and served approximately 10.3 million unique customers. We believe our long-term relationships with major U.S. television distributors, including cable operators (e.g., Comcast, Charter Communications and Cox), satellite television providers (e.g., DIRECTV and DISH) and telecommunications companies (e.g., Verizon and AT&T), provide us with broad distribution, favorable channel positioning and significant competitive advantages. We believe that our significant market share, brand awareness, outstanding customer service, repeat customer base, flexible payment options, international reach and scalable infrastructure distinguish us from our competitors.
On June 27, 2022, the Company announced a turnaround plan designed to stabilize and differentiate its core HSN and QVC-U.S. businesses and expand the Company's leadership in video streaming commerce (“Project Athens”). During 2022, QVC commenced the first phase of Project Athens, including actions to reduce inventory and a planned workforce reduction that was completed in February 2023. QVC recorded restructuring charges of $13 million during the year ended December 31, 2023 in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statement of operations. These initiatives were consistent with QVC’s strategy to operate more efficiently as it implemented its turnaround plan.
During the second quarter of 2024, QVC entered into an agreement and announced a plan to shift its global operating model for information technology services to a managed services model. As a result, during the year ended December 31, 2024 QVC recorded restructuring charges of $18 million in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statements of operations. The cash payments associated with this restructuring were substantially complete as of December 31, 2025.
On November 14, 2024, QVC announced a transition to the WIN strategy, targeting top-line growth through three central priorities: (i) ‘Wherever She Shops’ - aims to enhance customer interactions across diverse platforms; (ii) ‘Inspiring People & Products’ - fosters rich, engaging content experiences; and (iii) ‘New Ways of Working’ - emphasizes leveraging technology and process enhancements to streamline operations and fuel innovation. With the strategy, QVC plans to broaden content outreach by creating dynamic, purpose-built experiences that resonate across social media and digital streaming channels. By optimizing our production studios and fostering continuous improvement, we envisage content creation as an integrated, efficient process that adapts to various platforms without losing the essence of our brand. We aim to grow audiences and redefine shopping experiences, ensuring that we meet our customers wherever they are while building on our heritage for sustained success.
On January 29, 2025, the Company announced the consolidation of its QVC and HSN operations at QVC’s Studio Park location in West Chester, PA, and the closing of the St. Petersburg, FL campus. The consolidation is part of QVC’s organizational and strategic changes intended to support its WIN strategy. As a result, QVC accelerated depreciation related to the closure of the St. Petersburg, FL campus, which was completed as of September 30, 2025 (the "Completion Date"), and recorded $45 million of incremental depreciation in 2025 through the Completion date. On March 27, 2025, QVC announced a plan to reorganize teams across the Company as part of the WIN strategy, which is intended to increase revenue through growth initiatives while maintaining Adjusted OIBDA margin. As a result of the reorganization, QVC recorded $34 million and $19 million of restructuring charges at QxH and QVC International, respectively, in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statement of operations during the year ended December 31, 2025. During the year ended December 31, 2025, the Company paid $37 million related to these charges.
In September 2025, QVC entered into agreements to sell the St. Petersburg properties to independent third parties. Two of the St. Petersburg property sales closed in December 2025. The sale of the remaining property is expected to be completed within the next twelve months. As of December 31, 2025, the remaining long-lived assets of $17 million, all within QxH, were included in assets held for sale noncurrent in the consolidated balance sheet.
Chapter 11 Proceedings
Voluntary Filing under Chapter 11

On or about April 15, 2026 (the “Petition Date”), QVC Group and certain of its direct and indirect subsidiaries (excluding subsidiaries outside of the U.S. with the exception of one non-operating subsidiary in Luxembourg), including QVC Inc. (collectively, the “Company Parties”), intend to commence voluntary cases (the “Chapter 11 Cases”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). As of the Petition Date, we intend to operate our businesses as a debtor-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. QVC Group and QVC, Inc intend to request approval from the Bankruptcy Court for a variety of “first day” motions to continue their ordinary course operations during the Chapter 11 Cases. Although no assurance can be made as to a potential emergence date, QVC Group is targeting emergence from the Chapter 11 Cases within approximately 90 days.

Commencing the Chapter 11 Cases will constitute an event of default that accelerates the Company Parties’ respective obligations under (i) the 4.750% Senior Secured Notes due 2027 (the “2027 Notes”), 4.375% Senior Secured Notes due 2028 (the “2028 Notes”), 6.875% Senior Secured Notes due 2029 (the “2029 Notes”), 5.450% Senior Secured Notes due 2034 (the “2034 Notes”), 5.950% Senior Secured Notes due 2043 (the “2043 Notes”), 6.375% Senior Secured Notes due 2067 (the “2067 Notes”), and 6.250% Senior Secured Notes due 2068 (the “2068 Notes” and, together with the 2027 Notes, 2028 Notes, 2029 Notes, 2034 Notes, 2043 Notes and 2067 Notes, the “QVC Notes”), issued by QVC, (ii) the 3.75% senior unsecured exchangeable debentures due 2030, 4.00% senior unsecured exchangeable debentures due 2029, 8.25% senior unsecured debentures due 2030, and 8.50% senior unsecured debentures due 2029 (collectively, the “LINTA Notes”), issued by Liberty Interactive LLC (“LI LLC”) and (iii) that certain Fifth Amendment and Restatement Agreement dated as of October 27, 2021, by and among QVC and QVC Global Corporate Holdings, LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative and collateral agent (the “Credit Agreement,” and the credit facility thereunder, the “Credit Facility”). The Credit Facility, together with the QVC Notes and LINTA Notes, are herein referred to as the “Debt Instruments”. The Credit Facility and the QVC Notes provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. The exchangeable senior debentures provide that the amount accelerated is the greater of (x) the current principal amount of the exchangeable senior debentures or (y) the market value of the reference shares, plus all accrued and unpaid interest and all pass-through distributions due with respect to the reference shares shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments will be automatically stayed as a result of the Chapter 11 Cases, and the stakeholders’ rights of enforcement in respect of the Debt Instruments will be subject to the applicable provisions of the Bankruptcy Code, including the Automatic Stay. Before the commencement of the Chapter 11 Cases, on or about April 15, 2026, QVC Group intends to enter into a Restructuring Support Agreement with certain holders of our Debt Instruments.

Automatic Stay and Other Protections

Subject to certain exceptions under the Bankruptcy Code, pursuant to Section 362 of the Bankruptcy Code, the filing of QVC Group’s Chapter 11 Cases will automatically stay the continuation of most legal proceedings or the filing of other actions against or on behalf of QVC Group or our property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of QVC Group’s bankruptcy estate, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim (the “Automatic Stay”). Notwithstanding the general application of the Automatic Stay described above and other protections afforded by the Bankruptcy Code, governmental authorities may determine to continue actions brought under their police and regulatory powers.

NYSE Delisting

We expect to receive a delisting notice (the “Delisting Notice”) from NYSE notifying us that, as a result of the Chapter 11 Cases and in accordance with NYSE Listed Company Manual Section 802.01D, NYSE has determined that our 2067 Notes and 2068 Notes will be delisted from NYSE and that trading of our 2067 Notes and 2068 Notes on NYSE will be suspended immediately. Following the suspension of trading on NYSE, we expect our 2067 Notes and 2068 Notes to be quoted on the Pink Limited Market or another over-the-counter market. The over-the-counter markets are significantly more limited than NYSE. Quotation on the Pink Market Limited or another over-the-counter market could result in a less liquid market for existing and potential holders of our 2067 Notes and 2068 Notes and could further depress the trading price of our 2067 Notes and 2068 Notes. We can provide no assurance as to whether broker-dealers will continue to provide public quotes of our 2067 Notes and 2068 Notes on the over-the-counter markets or whether trading volume will be sufficient to provide for an efficient trading market.

We also expect NYSE to file a Form 25 for us in connection with the delisting of our 2067 Notes and 2068 Notes from NYSE. The delisting will become effective ten days after the Form 25 is filed. In accordance with Rule 12d2-2 of the Exchange Act, the deregistration of our 2067 Notes and 2068 Notes under Section 12(b) of the Exchange Act will become effective 90 days after the date the Form 25 is filed.

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
QxH
QxH's programming is distributed in the U.S., 20 hours per day of live programming, 364 days per year, to approximately 82 million television households and is distributed to approximately 99% of households subscribing to services offered by television distributors. QxH's televised shopping programs, including live and recorded content, are broadcast across multiple channels nationally on a full time basis, including the main QVC and HSN channels as well as the additional channels of QVC2, QVC3 and HSN2. These additional channels offer viewers access to a broader range of QxH programming options as well as more relevant programming for viewers in different time zones. QxH also has over-the-air broadcasting in designated U.S. markets that can be accessed by any household with a digital antenna in such markets, regardless of whether it subscribes to a paid television service. This allows QxH to reach customers who previously did not have access to the program through other television platforms.
QxH's programming is also available through QVC.com and HSN.com (our "Websites"); social platforms (including TikTok, Instagram and others); virtual multichannel video programming distributors (including Hulu + Live TV, DirecTV Stream and YouTube TV); applications via streaming video (including Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex and Samsung TV Plus); and mobile applications (collectively, our "Digital Platforms"). Our Digital Platforms enable consumers to purchase goods offered on our broadcast programming along with a wide assortment of products that are available only on our Websites. Our Websites and other Digital Platforms are natural extensions of our business model, allowing customers to engage in our shopping experience wherever they are, with live or on-demand content customized to the device they are using. In addition, our Websites, social platforms and mobile applications allow shoppers to browse, research, compare and perform targeted searches for products, read customer reviews, control the order-entry process and conveniently access their account. For the year ended December 31, 2025, approximately 90% of our new QxH customers made their first purchase through our Digital Platforms. QxH, including our Digital Platforms, contributed $5.9 billion, or 72%, of consolidated net revenue and $517 million of Adjusted OIBDA (defined in note 15 of the accompanying notes to our consolidated financial statements) for the year ended December 31, 2025.

The table below sets forth QxH's revenue through Digital Platforms since 2023:

	Years ended December 31,
(in millions)	2025	2024	2023
QxH Digital Platform revenue	$3,969	4,219	4,321
Total QxH net revenue	5,936	6,598	6,995
QxH Digital Platform % of total QxH net revenue	66.9%	63.9%	61.8%
QVC-International
Our international business brings the QVC shopping experience to approximately 126 million households, outside the U.S., primarily in Japan, Germany, the U.K., and Italy. Similar to QxH, our international business engages customers via multiple platforms, including broadcast networks, websites, mobile applications and social media pages. Our international product sourcing teams select products tailored to the interests of each local market. For the year ended December 31, 2025, our international operations, including our Digital Platforms, generated $2.4 billion, or 28%, of consolidated net revenue and $293 million of Adjusted OIBDA (defined in note 15 to the accompanying notes to our consolidated financial statements) for the year ended December 31, 2025.

The table below sets forth QVC-International's revenue through Digital Platforms since 2023:

	Years ended December 31,
(in millions)	2025	2024	2023
QVC - International Digital Platform revenue	$1,272	1,257	1,218
Total QVC - International net revenue	2,357	2,399	2,454
QVC - International Digital Platform % of total QVC - International net revenue	54.0%	52.4%	49.6%
Merchandise
Our global merchandise mix features: home, apparel, beauty, accessories, electronics and jewelry. Many of our brands are exclusive, while others are created by well-known designers. Our global sales mix is provided in the table below:

	Years ended December 31,
Product category	2025	2024	2023
Home	41%	41%	41%
Apparel	19%	18%	18%
Beauty	18%	18%	18%
Accessories	11%	11%	11%
Electronics	6%	7%	7%
Jewelry	5%	5%	5%
Total	100%	100%	100%
Unlike traditional brick-and-mortar retailers with inventories across a network of stores, we are able to quickly adapt our offerings in direct response to changes in our customer's purchasing patterns. We utilize a test and re-order model to determine initial customer demand. Through constant monitoring, we aim to manage our product offerings to maximize net revenue. Our merchandising team is dedicated to continually researching, pursuing and launching new products and brands. With a mandate to deliver hard-to-find value, our merchants find and curate collections of high quality goods from vendors with the scale to offer sufficient supply to our existing and future customers. We maintain strong relationships with our vendors, which are attracted by the showcasing and story-telling elements of our programming, and the volume of sales during featured presentations.
We purchase, or obtain on consignment, products from U.S. and foreign manufacturers and wholesalers, often on favorable terms based upon the volume of the transactions. We have attracted some of the world’s most respected consumer brands as well as celebrities, entrepreneurs and designers to promote these brands. Brand leaders such as HP, SKECHERS, Barefoot Dreams®, Dyson, Philosophy and Apple® reach a broad audience while product representatives share the stories behind these brands. We have agreements with celebrities, entrepreneurs and designers such as Kim Gravel, Curtis Stone and Giuliana Rancic enabling us to provide entertaining and engaging programming that develops a lifestyle bond with our customers. These celebrity personalities and product representatives often provide pre-appearance publicity for their QVC products on their own social media pages and broadcast shows, enhancing demand during their QVC appearances. We present and promote across our networks, websites, mobile applications and social platforms, allowing shoppers to engage with us on multiple platforms and devices.
We do not depend on any single supplier or designer for a significant portion of our inventory purchases.

Distribution
QVC distributes its programming via satellite and optical fiber, to cable television and direct-to-home satellite system operators for retransmission to its subscribers in the U.S., Japan, Germany, the U.K., Italy and neighboring countries. The Company also transmits its programming over digital terrestrial broadcast television to viewers throughout Germany, the U.K. and Italy and to viewers in certain geographic regions in the U.S. In the U.S., the Company uplinks its digital programming transmissions using a third party service or internal resources. The transmissions are uplinked to protected, non-preemptible transponders on U.S. satellites. "Protected" status means that, in the event of a transponder failure, QVC's signal will be transferred to a spare transponder or, if none is available, to a preemptible transponder located on the same satellite or, in certain cases, to a transponder on another satellite owned by the same service provider if one is available at the time of the failure. "Non-preemptible" status means that, in the event of a transponder failure, QVC's transponders cannot be preempted in favor of a user of a failed transponder, even another user with "protected” status. The Company's international business units each obtain uplinking services from third parties and transmit their programming to non-preemptible transponders on international satellites and terrestrial transmitters. QVC's transponder service agreements for the Company's U.S. transponders expire at the earlier of the end of the lives of the satellites or the service agreements. The service agreements for QxH and QVC-International expire between 2026 and 2030. We intend to renegotiate or extend expiring agreements as applicable.
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

Affiliation Agreements
We enter into long-term affiliation agreements with certain of our television distributors who downlink our programming and distribute the programming to their customers. The majority of our affiliation agreements with distributors have termination dates ranging from 2026 to 2029. We intend to renegotiate or extend expiring agreements as applicable. Our ability to continue to sell products to our customers is dependent on our ability to maintain and renew these affiliation agreements in the future. Although we are typically successful in obtaining and renewing these agreements, we do not have distribution agreements with some of the distributors that carry our programming. We provide programming without affiliation agreements to distributors representing approximately 4% of our QVC channel distribution and 0.5% of our HSN channel distribution. Some of our programming may continue to be carried by distributors after the expiration dates on our affiliation agreements with them have passed.
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
Demographics of customers
We enjoy a very loyal customer base, as demonstrated by the fact that for the twelve months ended December 31, 2025, approximately 92% of our shipped sales came from repeat customers (i.e., customers who made a purchase from us during the prior twelve months), who spent an average of $1,428 each during this period. An additional 3% of shipped sales in that period came from new customers and the remaining 5% of shipped sales came from reactivated customers (i.e., customers who previously made a purchase from us, but not during the prior twelve months).

On a trailing twelve month basis, total consolidated customers were approximately 10.3 million which includes 6.6 million QxH customers and 3.7 million QVC-International customers. We believe our core customer base represents an attractive demographic target market. Based on internal customer data for QxH, approximately 73% of our customers for the twelve months ended December 31, 2025 were women over the age of 50.
We do not depend on any single customer for a significant portion of our revenue.
Order taking and fulfillment
We take a majority of our orders via mobile applications on iPhone, iPad, Apple Watch, Android and other devices and via our websites. QxH and QVC-International customers placed approximately 47% and 44%, respectively, of all orders directly through their mobile devices in 2025.
We primarily utilize home based customer service agents to handle calls, e-mail contacts and social contacts, allowing staffing flexibility for peak volume hours. In addition, we utilize computerized interactive voice response order systems, which handle approximately 58% of all telephonic orders taken on a worldwide basis. QxH has five distribution centers and QVC-International has four distribution centers. Our distribution centers and drop ship partners have shipped on average 328,000 units per day at QxH and 172,000 units per day for QVC-International during 2025.

QVC has built a scalable operating infrastructure focused on sustaining efficient, flexible and cost-effective sale and distribution of our products. Since our physical store locations are minimal, we require lower inventory levels and capital expenditures compared to traditional brick-and-mortar retailers. Further, since we have no set “floor plan” and can closely manage inventory levels at our centralized warehouses, we believe we have the flexibility to analyze and react quickly to changing trends and demand by shifting programming time and product mix. Our cost structure is variable, which we believe allows us to consistently achieve attractive margins relative to brick-and-mortar retailers.
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
We believe that QxH is a leader in video shopping, e-commerce, mobile commerce and social commerce. QxH curates quality products at outstanding values, provides exceptional customer service, establishes favorable channel positioning and multiple touchpoints across Digital Platforms and generates repeat business from our core customer base. QxH's closest video shopping competitor is ShopHQ and JTV (Jewelry Television) in the U.S and our international operations face similar competition in their respective markets, such as Jupiter Shop Channel in Japan, HSE in Germany, and TJC, Ideal World, Gems TV, Must Have Ideas TV, and JML Direct in the U.K.
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
Intellectual property
We regard our trademarks, service marks, patents, copyrights, domain names, trade dress, trade secrets, proprietary technologies and similar intellectual property as important to our business. We rely on a combination of trademark, patent, and copyright laws, trade secret protections, and contractual restrictions, including confidentiality and/or license agreements with our employees, customers, suppliers, affiliates and others to protect our proprietary rights. We have registered, or applied for the registration of, certain of our trademarks, service marks, patents, copyrights and domain names in U.S. and in select foreign jurisdictions, and we seek to vigorously protect our intellectual property against both unauthorized use and infringement.

In the U.S., we own registrations for a number of our trademarks and service marks including, but not limited to our primary brand names and logo, namely, "QVC," "Quality Value Convenience," the "Q Logo," and "Q" and certain proprietary brands such as"Cook’s Essentials," "Denim & Co.," "Diamonique," “Today’s Special Value,” and “TSV.” We also maintain trademark and service mark registrations in select foreign jurisdictions for the same, including, but not limited to, "QVC," the "Q Logo," "Cook’s Essentials," "Denim & Co.," and "Diamonique." We believe these registrations, together with our common law rights, are important to the protection of our brands and reputation.

HSN owns numerous trademark registrations or pending applications in the U.S., relating to its brand and offerings. These include registrations for the “HSN” brand name and the “HSN logo” as well as registrations for certain propriety products and services, including, but not limited to, “HSN Shop By Remote,” “Tech Impressions,” and “Concierge Collection.”

We consider the "QVC" and "HSN" brands to be among our most significant trademarks and service marks, reflecting their longstanding market presence, extensive consumer recognition, and their association with our core retail and media platforms. These brands play a central role in our customer relationships and in the promotion of our products and services across our geographic markets. Our trademark and service mark registrations in the U.S. for “QVC” and “HSN” are issued for ten year terms and may be renewed for successive ten year periods prior to their respective expirations, provided that the trademarks or service marks are used continuously and comply with the applicable legal requirements.

Seasonality
QVC's business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, QVC has earned, on average, between 23% and 24% of its revenue in each of the first three quarters of the year and between 29% and 30% of its revenue in the fourth quarter of the year.

Human Capital
Headcount. QVC employed approximately 15,300 full-time and part-time employees as of December 31, 2025, which includes 9,200 employees at QxH and 6,100 employees at QVC-International. Employment levels fluctuate due to seasonal factors affecting our business. Additionally, we utilize independent contractors and temporary staffing personnel to supplement our workforce, particularly on a seasonal basis. We consider our employee relations to be a key factor in our workforce strategy.
Inclusion and Belonging. We remain committed to fostering an inclusive culture that ensures a sense of belonging for every team member, business partner and customer experience we offer by leveraging the backgrounds, perspectives and experiences of our team members to continuously exceed expectations and innovate for growth. We serve a broad range of customers around the world and we strive to understand the lives they lead in order to deliver authentic customer experiences with meaningful curated products and broad representation.
Team Member Engagement and Enablement. To improve and monitor team member engagement, enablement, and commitment, we have a robust continuous listening strategy that includes periodic census surveys, topical pulse surveys, and "always on" surveys throughout the year to measure team member sentiment on a wide range of topics including the Company’s direction, leadership, culture, performance and rewards, and change management. The results of these surveys are used by management to improve the overall team member experience and retention, as well as to inform our approach to the Company’s programs and practices. For example, based in part on feedback from team members, we have established workstreams focused on leadership competencies and development, organizational goal setting, and process rewiring for organizational effectiveness.

Health and Safety. We are committed to maintaining a safe and secure work environment and have specific safety programs and protocols in place to protect our team members. This includes administering a comprehensive occupational injury- and illness-prevention program and training for team members. In addition to offering a variety of comprehensive health benefits plans, we also offer our team members a variety of mental, emotional, and physical wellness resources through our Employee Assistance Program (EAP), among a number of other initiatives, such as greater access to telemedicine, home care help and paid time off. Where applicable, we comply with country, state and local restrictions related to addressing specific health risks.

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
•Each of the FTC's Telemarketing Sales Rules, the FCC’s rules implementing the Telephone Consumer Protection Act and similar state laws, establish procedures that must be followed when telemarketing or placing particular types of calls to consumers.
•The Consumer Product Safety Commission (“CPSC”) has specific regulations regarding products that present unreasonable risks of injuries to consumers.
•Import and export laws, including U.S. economic sanction and embargo regulations and tariffs, U.S. homeland security laws and regulations and other laws such as the U.S. anti-boycott law and U.S. export controls regulations may limit foreign sales.
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
In October 2023, HSN entered into a settlement agreement with the CPSC in which HSN agreed to pay a civil penalty of $16 million to settle the CPSC’s claim that HSN allegedly failed to timely submit a report under the Consumer Product Safety Act (“CPSA”) in relation to handheld clothing steamers sold by HSN under the Joy Mangano brand names My Little Steamer® and My Little Steamer® Go Mini that were subject to a voluntary recall previously announced on May 26, 2021. The settlement agreement also requires HSN to implement and maintain a compliance program to ensure compliance with the CPSA. In January 2024, HSN received a grand jury subpoena from the U.S. Attorney for the Central District of California that was issued in connection with an official criminal investigation into the clothing steamer matter. QVC and HSN have cooperated (and intend to continue cooperating) fully with this investigation.

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
For example, the Children's Online Privacy Protection Act (“COPPA”) prohibits web sites from collecting personal information online from children under age 13 without parental consent and imposes a number of operational requirements. In 2025, the FTC amended COPPA regulations to, among other things, further regulate the use and disclosure of children’s personal information. Certain email activities are subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, commonly known as the CAN-SPAM Act. The CAN-SPAM Act regulates the sending of unsolicited commercial email by requiring the email sender, among other things, to comply with specific disclosure requirements and to provide an "opt-out" mechanism for recipients. Both of these laws include statutory penalties for non-compliance. The Digital Millennium Copyright Act limits, but does not eliminate, liability for listing or linking to third party websites that may include content that infringes on copyrights or other rights so long as our internet businesses comply with the statutory requirements. Various states also have adopted laws regulating certain aspects of internet communications. Federal legislation enacted in 2016 permanently extended the moratorium on state and local taxes on internet access.
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

The European Commission adopted revised SCCs on June 4, 2021. In March 2022, the U.S. and the European Commission announced a new Transatlantic Data Privacy Framework (“DPF”) to replace the E.U.-U.S. Privacy Shield. On December 13, 2022, the European Commission issued an adequacy decision initiating the formal adoption process for the DPF, and the E.U. formally adopted the adequacy decision on July 10, 2023. The U.S. and the E.U. implemented the DPF in July 2023. The E.U.’s proposed ePrivacy Regulation, which, among other things, would have adopted additional regulation of “cookies” and other internet tracking tools was withdrawn in 2025. The E.U. has proposed the E.U. Digital Simplification Package, referred to as the “Digital Omnibus,” to consolidate and streamline the E.U.’s digital regulations. Following the “Brexit” withdrawal of the U.K. from the E.U., on June 28, 2021, the European Commission determined that the U.K.’s data protection laws essentially are equivalent to data protection laws in the European Economic Area. Finally, countries in other regions, most notably Asia, Eastern Europe and Latin America, are increasingly implementing new privacy regulations, resulting in additional compliance burdens and uncertainty as to how some of these laws will be enforced.

In the U.S., Congress may consider a range of legislation that would impose federal privacy obligations on organizations including obligations that could require organizations that suffer a breach of security related to personal information to notify owners of such information. Such federal legislation may not preempt similar state laws with the effect that organizations may be obligated to comply with separate federal and state laws that regulate the same activity in different, and possibly inconsistent, ways. Federal agencies, including the FTC, are seeking to regulate the use of personal data through rule-making efforts and through enforcement activities targeted at organizations. Many states have adopted laws requiring notification to users when there is a security breach affecting personal data, such as California's Information Practices Act. California also has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA took effect on January 1, 2020. The California Attorney General has issued implementation regulations and guidance regarding the CCPA, and undertook enforcement actions in 2024 regarding violations of the law. In November 2020, California voters approved the California Privacy Rights Act of 2020 (“CPRA”), which amends and extends the CCPA and establishes the California Privacy Protection Agency to implement and enforce consumer privacy laws. The CPPA issued regulations in 2025 implementing certain CCPA requirements.

Since the enactment of the CCPA, a substantial minority of additional states have enacted comprehensive privacy legislation, and other states continue to consider adopting such comprehensive privacy legislation. In addition to broad consumer privacy laws, states are enacting and may continue to enact sectoral-specific privacy laws focused on health data, data about people under the age of 18, biometric data, the use of algorithms by organizations, and other matters. In some areas, the broad consumer privacy laws and sectoral-specific privacy laws may differ across states in ways that require complicated or expensive customer-facing solutions. For example, states that create opt-out or opt-in rights that differ from approaches generally taken by other states can result in a significant effort to implement and maintain solutions that comply with these more unique requirements. Private litigants are also using federal and state laws to pursue litigation related to the use of personal data, video content, chat tools and other communication tools, and trackers commonly used by organizations in the operation of consumer-facing websites and applications. Complying with these different national and state privacy requirements may cause us to incur substantial costs. In addition, we generally have and post on our websites privacy policies and practices regarding the collection, use and disclosure of user data. A failure to comply with such posted privacy policies or with the regulatory requirements of federal, state, or foreign privacy laws could result in proceedings or actions by governmental agencies or others (such as class action litigation) which could adversely affect our business.
Our business is also dependent upon our continued ability to transmit our programming to television distributors from our third party FCC-licensed satellite uplink and downlink facilities, which are subject to FCC compliance in the U.S. and foreign regulatory requirements in our international operations.
Our business also utilizes emerging technology, including artificial intelligence (“AI”), which may be subject to increasing regulation. For information regarding the potential regulatory and other risks associated with our use of AI, see the risk factor “Our integration and use, or the use by our competitors, of artificial intelligence and similar technology may pose risks and present challenges to our business, reputation, and results of operations” in Item 1A., “Risk Factors.”

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
QVC engages with CBI, which is a wholly owned subsidiary of QVC Group and prior to the common control transaction between QVC and QVC Group, was included as part of HSN. CBI is not part of the results of operations or financial position of QVC presented in the accompanying consolidated financial statements. During the year ended December 31, 2025, QVC and CBI engaged in multiple transactions relating to sourcing of merchandise, personnel and business advisory services. Refer to note 13 to the accompanying consolidated financial statements for further details.
On December 30, 2020, the Company and Liberty Interactive LLC ("LIC") completed an internal realignment of the Company's global finance structure that resulted in a common control transaction with QVC Group. As part of the common control transaction, LIC issued a promissory note (“LIC Note”) to a subsidiary of the Company with an initial face amount of $1.8 billion, a stated interest rate of 0.48% and a maturity of December 29, 2029. Interest on the LIC Note is paid annually. QVC recorded $8 million, $8 million, and $9 million of related party interest income for the years ended December 31, 2025, 2024, and 2023, respectively, included in interest expense, net in the consolidated statement of operations.
Until September 23, 2025, QVC, Inc. was a "close corporation" under Delaware law and, as such, our stockholder, rather than a Board of Directors, manages our business. Since our stockholder is an indirect wholly owned subsidiary of QVC Group, certain aspects of our management, including the approval of significant corporate transactions such as a change of control, are controlled by QVC Group. Our Chief Executive Officer and President, David L. Rawlinson II, also became President and Chief Executive Officer of QVC Group during 2021.

On September 23, 2025, an amended and restated certificate of incorporation (the “A&R COI”) and amended and restated bylaws went into effect. The A&R COI provides, among other things, that subject to certain governance rights of the sole stockholder of the Company, the business and affairs of the Company will be managed by, or under the direction of, a Board of Directors.

QVC Group's interests may not coincide with our interests or yours and QVC Group may cause us to enter into transactions or agreements with related parties or approve corporate actions that could involve conflicts of interest. For example, QVC Group's dependence on our cash flow for servicing its debt and for other purposes is likely to result in our payment of large dividends to QVC Group, which may increase our leverage and decrease our liquidity. We paid $42 million, $108 million, and $437 million of dividends to QVC Group during the years ended December 31, 2025, 2024, and 2023, respectively. See also Item 1A. "Risk Factors."

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
Risk Factor Summary

The following is a summary of the material risk factors that could adversely affect our business, financial condition, and results of operations:

Risks Related to Chapter 11 Bankruptcy
•QVC Group intends to commence Chapter 11 reorganization proceedings under the Bankruptcy Code, which may materially and adversely affect the value of our outstanding debt securities and our ability to satisfy our obligations thereunder.
•We are subject to other risks and uncertainties associated with our Chapter 11 Cases.
•Delays in our Chapter 11 Cases increase the risks of us being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.
•Operating under the Bankruptcy Court protection for a long period of time may harm our business.
•The Plan is based in large part upon assumptions and analyses developed by QVC Group. If these assumptions and analyses prove to be incorrect, the Plan may be unsuccessful in its execution.
•Even if the Plan is consummated, we may not be able to achieve our stated goals and continue as a going concern.
•Changes to QVC, Inc.'s capital structure may have a material adverse effect on existing holders of our senior secured notes.
•The negotiations regarding the Restructuring have consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.
•Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.
•Upon emergence from Chapter 11 bankruptcy, Reorganized QVC will be subject to risks related to its substantial indebtedness.
•Our actual financial results after emergence from bankruptcy may not be comparable to our projections filed with the Bankruptcy Court in the course of the Chapter 11 Cases.
•As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future financial performance, which may be volatile.
•In connection with the Chapter 11 Cases, we expect that our 2067 Notes and 2068 Notes will be delisted from NYSE and there is no guarantee that the 2067 Notes or 2068 Notes will be regularly traded on the over-the-counter markets.
•Our ability to use certain tax attributes and tax basis in assets may be reduced or eliminated in connection with the implementation of the Plan, which may increase our future cash tax liabilities.
•Taxing authorities may challenge tax positions we will take with respect to the consequences of the Chapter 11 Cases and the transactions contemplated thereby and, in the event such a challenge were successful, it could result in a material current tax liability for Reorganized QVC.
•We may be subject to claims that will not be discharged in the Chapter 11 Cases.
•In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

Risks Related to Our Financial Condition and Business
•There are questions about our ability to continue operating as a going concern.
•Business improvement initiatives focused on promoting business growth strategies and generating cost savings may not be successful in generating operating results in the anticipated amounts, it may take longer than expected to realize, or they could produce such results for only a limited period.
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
•Natural disasters, political crises, and other catastrophic events or other events outside of our control, including climate risk, may damage our facilities or the facilities of third parties on which we depend, adversely affect our ability to operate our businesses and have broader effects.
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
•Our businesses and information systems are subject to cybersecurity risks, including cybersecurity threats and cybersecurity incidents, such as security breaches and identity theft.
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
•Our integration and use, or the use by our competitors, of artificial intelligence and similar technology may pose risks and present challenges to our business, reputation, and results of operations.

Risks Related to Economic Conditions
•Our businesses may be materially adversely affected by the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures implemented by the United States and other countries.
•Significant developments stemming from United States and international trade policy with China, including in response to forced labor and human rights abuses in China, may adversely impact our business and operating results.
•We have operations outside of the United States that are subject to numerous operational and financial risks.
•Fluctuations in currency exchange rates may lead to lower revenues and earnings.
•Weak and uncertain economic conditions worldwide may reduce consumer demand for our products and services.
•Uncertainty and increases in market interest rates could increase our operating costs and decrease consumer demand, which may adversely affect our business.

Risks Related to our Facilities and Third-Party Suppliers and Vendors
•We rely on distribution facilities to operate our businesses, and any damage to one of these facilities, or any disruptions caused by incorporating new facilities into our operations, could have a material adverse impact on our businesses.
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

Risks Related to the Seasonality of Our Business and Key Personnel
•We face significant inventory risk as a result of seasonality, new product launches, rapid changes in product cycles and pricing, defective merchandise, changes in consumer demand, consumer spending patterns, changes in consumer tastes with respect to our products, spoilage and other factors.
•The seasonality of our business places increased strain on our operations.
•Our success depends in large part on our ability to recruit and retain key employees capable of executing our unique business model.

Risks Related to Our Indebtedness
•We have significant indebtedness and other financial obligations, which could limit our flexibility to respond to current market conditions, restrict our business activities and adversely affect our financial condition.
•We may not be able to generate sufficient cash to service our debt obligations.
•Credit ratings downgrades or being put on negative watch could adversely affect our liquidity, capital position, borrowing cost and access to capital markets.

Risks Related to Chapter 11 Bankruptcy

QVC Group intends to commence Chapter 11 reorganization proceedings under the Bankruptcy Code, which may materially and adversely affect the value of our outstanding debt securities and our ability to satisfy our obligations thereunder.

The Company Parties intend to commence Chapter 11 Cases under Chapter 11 of Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. Any trading in our debt securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of such securities, as the value of our debt securities may decrease significantly.

We are subject to other risks and uncertainties associated with our Chapter 11 Cases.

Our operations and ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern are subject to the risks and uncertainties associated with our Chapter 11 Cases. These risks include the following:

•our ability to consummate the Plan with respect to the Chapter 11 Cases;
•the high costs of bankruptcy cases and related fees;
•the imposition of restrictions or obligations on the Company by regulators related to the bankruptcy and emergence from Chapter 11;
•Bankruptcy Court rulings in the Chapter 11 Cases, as well as the outcome of all other pending litigation and the outcome of the Chapter 11 Cases generally;
•our ability to maintain our relationships with our general unsecured creditors, suppliers, service providers, customers, employees and other third parties;
•our ability to maintain contracts that are critical to our operations;
•our ability to execute competitive contracts with third parties;
•our ability to attract, motivate and retain key employees;
•the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;
•our ability to retain our current management team; and
•the actions and decisions of our stockholders, creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans.

Delays in our Chapter 11 Cases increase the risks of us being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 Cases could adversely affect our relationships with our general unsecured creditors, employees, customers, vendors, suppliers, service providers and other third parties, which, in turn, could adversely affect our operations and financial condition. Also, pursuant to the Bankruptcy Code, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact or timing of events that occur during our Chapter 11 Cases and the impact that those events will have on our business, financial condition and results of operations. Further, there is no certainty as to our ability to continue as a going concern.

Operating under the Bankruptcy Court protection for a long period of time may harm our business.

A long period of operations under the protection of the Bankruptcy Court could have a material adverse effect on our business, financial condition, results of operations and liquidity. A prolonged period of operating under Bankruptcy Court protection may also make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Chapter 11 Cases continue, the more likely it is that our customers and suppliers will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships. So long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases.

Furthermore, we cannot predict the ultimate terms of settlement of the liabilities that will be subject to the Plan. Even once the Plan is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from Chapter 11 bankruptcy.

The Plan is based in large part upon assumptions and analyses developed by QVC Group. If these assumptions and analyses prove to be incorrect, the Plan may be unsuccessful in its execution.

The Plan will affect both our capital structure and the ownership, structure, and operation of our business and reflects assumptions and analyses based on QVC Group’s experience and perception of historical trends, current conditions, and expected future developments, as well as other factors that it considers appropriate under the circumstances. In addition, the Plan relies upon financial projections developed by QVC Group with the assistance of its advisors, including with respect to fees, revenues, debt service, and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. Whether actual future results and developments will be consistent with QVC Group’s expectations and assumptions depends on a number of factors, including, but not limited to, (i) our ability to maintain customers’, vendors’, suppliers’, and other third parties’ confidence in our viability as a continuing enterprise and to attract and retain sufficient business from them, (ii) our ability to retain key employees, and (iii) the overall strength and stability of general economic conditions. The failure of any of these factors could materially adversely affect the successful reorganization of our business and the value of the Company. Consequently, at this time, there can be no assurance that the results or developments that are contemplated in the Plan will occur or, even if they do occur, that they will have the anticipated effects on us or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of the Plan.

Even if the Plan is consummated, we may not be able to achieve our stated goals and continue as a going concern.

Even if the Plan is consummated, we will continue to face a number of risks that are beyond our control, such as changes in economic conditions, changes in the financial markets, changes in investment values or the industry in general, changes in demand for our products and increasing expenses. Some of these risks typically become more acute when a case under the Bankruptcy Code continues for a protracted period of time without indication of how or when the transactions under a Chapter 11 plan of reorganization will close. In addition, even after we emerge from bankruptcy, our having recently filed for bankruptcy could adversely affect our business and relationships with our general unsecured creditors, employees, customers, vendors, suppliers, service providers and other third parties. Due to uncertainties, many risks exist even after emergence from bankruptcy, including the following: the ability to attract, motivate and/or retain key executives and employees may be adversely affected; employees may be more easily attracted to other employment opportunities; and competitors may take business away from us, and our ability to retain customers may be negatively impacted. The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation, and we cannot assure you that having been subject to bankruptcy proceedings will not adversely affect our operations in the future. As a result of these and other risks, we cannot guarantee that the Plan will achieve our stated goals. Finally, even if our current debts are reduced or discharged through the Plan, we expect to have substantial indebtedness following consummation of the Plan, which may limit our operating flexibility going forward. Our indebtedness following consummation of the Plan will also subject us to certain restrictive covenants. Failure by us to comply with these covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us and result in amounts outstanding thereunder to be immediately due and payable. If we are unable to pay amounts due under our indebtedness or to fund other liquidity needs, such as future capital expenditures or contingent liabilities as a result of adverse business developments, including expenses related to future legal proceedings and governmental investigations or decreased revenues, as well as increased pricing pressures or otherwise, we may need to raise additional funds through one or more public or private debt or equity financings or other means to fund our business after the completion of the Chapter 11 Cases. Our access to additional capital may be limited, if it is available at all, particularly in light of the recent bankruptcy proceedings. Therefore, adequate funds may not be available when needed or may not be available on favorable terms. As a result of these and other risks, we cannot guarantee that the Plan will achieve our stated goals, and, thus, we cannot assure you of our ability to continue as a going concern after our expected emergence from bankruptcy.

Changes to QVC, Inc.'s capital structure may have a material adverse effect on existing holders of our senior secured notes.

Pursuant to the Plan, our post-bankruptcy capital structure will change significantly. The reorganization of our capital structure pursuant to the Plan includes exchanges of new debt or equity securities for our existing debt and claims against us. Such new debt will be issued at different interest rates, payment schedules and maturities than our existing debt securities. There can be no guarantees regarding the success of changes to our capital structure. Holders of our debt or of claims against us may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or may be modified or replaced by debt with a principal amount that is less than the outstanding principal amount, longer maturities and reduced interest rates. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance. If existing debt holders are adversely affected by a reorganization, it may adversely affect our ability to issue new debt in the future.

The negotiations regarding the Restructuring have consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

Our management has spent, and continues to be required to spend, a significant amount of time and effort focusing on the Restructuring. This diversion of attention may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Restructuring and the Chapter 11 Cases are protracted. During the pendency of the Restructuring, our employees will face considerable distraction and uncertainty, and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations. Likewise, we could experience losses of customers, vendors and suppliers who may be concerned about our ongoing long-term viability.

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

We face uncertainty regarding the adequacy of our liquidity and capital resources. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 Cases. We cannot assure that cash on hand, cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases until we are able to emerge from the Chapter 11 Cases. Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to maintain adequate cash on hand; (ii) our ability to generate cash flow from operations; (iii) our ability to develop, confirm and consummate a Chapter 11 plan or other alternative restructuring transaction; and (iv) the cost, duration and outcome of the Chapter 11 Cases.

Upon emergence from Chapter 11 bankruptcy, Reorganized QVC will be subject to risks related to its substantial indebtedness.

On the effective date of the Plan (the “Effective Date”), it is expected that Reorganized QVC will have secured indebtedness outstanding. This level of expected indebtedness and the funds required to service such debt could, among other things, make it difficult for Reorganized QVC to satisfy its obligations under such indebtedness, increasing the risk that it may default on such debt obligations. A range of economic, competitive, business, and industry factors will affect Reorganized QVC’s future financial performance and, as a result, its ability to generate cash flow from operations and to pay its debt. Many of these factors are beyond its control. If Reorganized QVC does not generate enough cash flow from operations to satisfy its debt obligations, it may have to undertake alternative financing plans, such as refinancing or restructuring debt, selling assets, reducing or delaying capital investments, or seeking to raise additional capital. It cannot be assured, however, that undertaking alternative financing plans, if necessary, would be possible on commercially reasonable terms, or at all, and allow Reorganized QVC to meet its debt obligations. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. An event of default, if not waived, could result in acceleration of the indebtedness outstanding under the applicable agreement and an event of default with respect to, and an acceleration of, the indebtedness outstanding under any other debt agreements to which we are a party. Any such accelerated indebtedness would become immediately due and payable. If that occurs, we may not be able to make all of the required payments. In addition, any failure to make payments on outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness.

Our actual financial results after emergence from bankruptcy may not be comparable to our projections filed with the Bankruptcy Court in the course of the Chapter 11 Cases.

In connection with the disclosure statement we intend to file with the Bankruptcy Court and the hearing to consider confirmation of the Plan, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon our emergence from the Chapter 11 Cases. Those projections were prepared solely for the purpose of the Chapter 11 Cases and have not been and will not be updated and should not be relied upon by investors. At the time of their preparation, the projections reflected numerous assumptions concerning our anticipated future performance with respect to then prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. We will not update the projections prepared solely for the purpose of the Chapter 11 Cases or the assumptions on which they were based after our emergence. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks, and the assumptions underlying the projections or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections. As a result, investors should not rely on these projections.

As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future financial performance, which may be volatile.

During the Chapter 11 Cases, we expect our financial results to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Cases.

In connection with the Chapter 11 Cases, we expect that our 2067 Notes and 2068 Notes will be delisted from NYSE and there is no guarantee that the 2067 Notes or 2068 Notes will be regularly traded on the over-the-counter markets.

In connection with the Chapter 11 Cases and in accordance with NYSE Listed Company Manual Section 802.01D, we expect to receive the Delisting Notice from NYSE notifying us that NYSE has determined that our 2067 Notes and 2068 Notes will be delisted from NYSE and trading of our 2067 Notes and 2068 Notes on NYSE will be suspended immediately. We also expect NYSE to file a Form 25 for us in connection with the delisting of our 2067 Notes and 2068 Notes from NYSE, and that our delisting will become effective ten days after the Form 25 is filed. Delisting will have an adverse effect on the liquidity of our 2067 Notes and 2068 Notes and, as a result, it is more difficult for you to sell or otherwise transact in our 2067 Notes and 2068 Notes. Delisting also reduces the number of investors willing to hold or acquire our 2067 Notes and 2068 Notes and negatively impacts our ability to access capital markets and obtain financing. In accordance with Rule 12d2-2 of the Exchange Act, the deregistration of our 2067 Notes and 2068 Notes under Section 12(b) of the Exchange Act will become effective 90 days after the date the Form 25 is filed.

Following the suspension of trading on NYSE, we expect our 2067 Notes and 2068 Notes to be quoted on the Pink Limited Market or another over-the-counter market. The over-the-counter markets are significantly more limited than NYSE. Quotation on the Pink Market Limited or another over-the-counter market could result in a less liquid market for existing and potential holders of our 2067 Notes and 2068 Notes and could further depress the trading price of our 2067 Notes and 2068 Notes. We can provide no assurance as to whether broker-dealers will continue to provide public quotes of our 2067 Notes and 2068 Notes on the over-the-counter markets or whether trading volume will be sufficient to provide for an efficient trading market.

Our ability to use certain tax attributes and tax basis in assets may be reduced or eliminated in connection with the implementation of the Plan, which may increase our future cash tax liabilities.

Our ability to utilize existing tax attributes and tax basis in assets to offset future taxable income and to reduce our income tax liability may be subject to certain requirements and restrictions, including because our existing tax attributes and tax basis in assets may be subject to limitation on use in connection with the implementation of the Plan or reduction as a result of any cancellation of indebtedness income arising in connection with the implementation of the Plan. Furthermore, the implementation of the Plan may itself generate cash tax obligations independent of the loss of certain tax attributes and tax basis in assets. As such, at this time, there can be no assurance that we will have tax attributes to offset future taxable income.

Taxing authorities may challenge tax positions we will take with respect to the consequences of the Chapter 11 Cases and the transactions contemplated thereby and, in the event such a challenge were successful, it could result in a material current tax liability for Reorganized QVC.

It is our tax position that certain deferred tax liabilities recorded on our financial statements as of December 31, 2025 will not materialize into a current tax liability because of the application of certain tax rules applicable to companies under the protection of a Bankruptcy court. While the Company believes its tax position is the correct interpretation of applicable law, there can be no guarantees, and there are no cases or other guidance beyond the applicable Treasury Regulations that directly address similar situations. Taxing authorities (including the Internal Revenue Service) therefore may disagree with this tax position. If a taxing authority were to successfully challenge this tax position, Reorganized QVC could incur a material current tax liability and significant costs in contesting or resolving any such challenge, which could adversely affect our liquidity and results from operations.

We may be subject to claims that will not be discharged in the Chapter 11 Cases.

The Bankruptcy Code provides that the confirmation of a plan of reorganization may discharge a debtor from substantially all debts arising prior to the Petition Date. Although QVC Group intends to pay pre-petition unsecured claims in full, with few exceptions, all claims that arose before the Petition Date (1) are subject to compromise and/or treatment under the Plan and/or (2) could be discharged in accordance with the terms of the Plan. The Bankruptcy Code excepts certain pre-petition claims from discharge for corporate debtors, including certain debts owed to governmental entities obtained by, among other things, false representations or actual fraud. Any claims not ultimately discharged through the Plan could be asserted against the reorganized entities and may have an adverse effect on their financial condition and results of operations on a post-reorganization basis

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

Although our intention is to reorganize under Chapter 11 of the Bankruptcy Code and emerge as a going concern, under certain limited circumstances, and upon a showing of cause, the Bankruptcy Court could convert the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code. We do not believe that any such cause exists or is likely to arise, and we remain committed to pursuing our reorganization through the Chapter 11 process. However, in the unlikely event that such a conversion were to occur, a Chapter 7 trustee would be appointed or elected to liquidate our assets and the assets of our subsidiaries for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in the Plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

Risks Related to Our Financial Condition and Business

There are questions about our ability to continue operating as a going concern.

As a result of the upcoming scheduled maturity of the Credit Facility on October 27, 2026 and the Chapter 11 Cases, there is substantial doubt about our ability to continue as a going concern. Absent the restructuring contemplated by the Chapter 11 Cases and the Plan, as of December 31, 2025, QVC’s net leverage ratio, as calculated under the Credit Facility, was greater than 4.5 to 1.0, which constitutes a breach of the financial covenant under the Credit Facility. Without a waiver under the Fifth Amended and Restated Credit Agreement, the lenders would have (absent the Automatic Stay) the right, but not the obligation, to accelerate the loans and demand repayment from QVC for noncompliance with the net leverage ratio debt covenant; however such acceleration cannot occur until certain conditions are satisfied, including the expiration of a cure period during which QVC may take remedial action to cure the breach. Additionally, under the indentures governing the senior secured notes, a default under the Credit Facility would constitute an event of default under the indentures, and would trigger the right, but not the obligation, of the noteholders to accelerate the senior secured notes and demand repayment if (i) the Credit Facility has been accelerated, (ii) there is a payment default under the Credit Facility or (iii) there is a foreclosure on collateral securing the Credit Facility. As of December 31, 2025, the Borrowers’ outstanding debt balance under the Credit Facility and senior secured notes of $5,046 million was classified as a current liability. Therefore, our ability to continue as a going concern will depend on a successful restructuring of our debt in the Chapter 11 Cases pursuant to the Plan. We are also focused on operational improvements. However, there can be no assurance that we will be able to successfully emerge from the Chapter 11 Cases, in which case we would be forced to cease operations, which would be detrimental to our stockholders’ investment in us.

Business improvement initiatives focused on promoting business growth strategies and generating cost savings may not be successful in generating results in the anticipated amounts, may take longer than expected to realize, or could produce results for only for a limited period

QVC Group has implemented, and in the future will continue to implement, business improvement initiatives focused on promoting business growth strategies and generating cost savings. However, these initiatives require us to incur additional expenses, which could adversely impact our financial results prior to the realization of the expected benefits associated with these initiatives. For example, in 2025, the Company consolidated its QVC and HSN operations at QVC’s Studio Park location in West Chester, PA, and closed the St. Petersburg, FL campus and reorganized teams across the Company as part of the WIN strategy, which could adversely impact our financial results prior to the realization of the expected benefits associated with these initiatives. These initiatives could also divert the attention of management and cause disruptions in our business, which could have an adverse impact on our business and financial results. Due to numerous factors or future developments, we may not achieve cost reductions or other business improvements consistent with our expectations or the benefits may be delayed or achieved for only a limited period. These factors or future developments could include the incurrence of higher than expected costs or delays in workforce reduction measures, actual savings differing from anticipated cost savings, anticipated benefits from business improvement initiatives not materializing and disruptions to normal operations or other unintended adverse impacts resulting from the initiatives.

The retail business environment is subject to intense competition, and we may not be able to effectively compete for customers

We operate in a rapidly evolving and highly competitive retail business environment. Although we are one of the U.S.’s largest television shopping retailer, we have numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, e-commerce retailers, direct marketing retailers, wholesale clubs, discount retailers, and infomercial retailers. In addition, we compete with other televised shopping retailers such as ShopHQ and JTV (Jewelry Television) in the U.S., Jupiter Shop Channel in Japan, HSE in Germany, TJC, Ideal World, Gems TV, Must Have Ideas TV and JML Direct in the U.K., including livestream shopping retailers and platforms, and mail-order and catalog companies. We also compete for access to customers and audience share with other providers of televised, online and hard copy entertainment and content. Competition is characterized by many factors, including assortment, advertising, price, quality, services, accessibility, the attractiveness and ease of use of digital platforms, cost and speed of options for delivery, reputation and credit availability, as well as the financial, technical and marketing expertise of competitors. For example, many of our current and potential competitors have greater resources, longer histories, more customers and greater brand recognition than we do. They may secure better terms from vendors, adopt more aggressive pricing, offer free or subsidized shipping and devote more resources to technology, fulfillment and marketing. Other companies also may enter into business combinations or alliances that strengthen their competitive positions. Such business combinations or alliances may result in competitors with greatly improved financial resources, improved access to merchandise, greater market penetration than they previously enjoyed and other improvements in their competitive positions. This may cause our customers to elect to purchase products from a competitor that they would have historically purchased from QVC, resulting in less revenue to QVC. If we do not compete effectively with regard to these factors, our results of operations could be materially and adversely affected.

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

In addition, many retailers, especially online retailers with whom we compete, are currently offering customers more competitive shipping and returns terms than QVC, including faster delivery and free or discounted shipping and/or returns. As a result of these practices, we may experience further competitive pressures to attract customers and/or to change our shipping and returns program in order to retain existing customers. Our ability to be competitive on delivery times and shipping costs depends on many factors, and our failure to successfully manage these factors and offer competitive shipping terms could negatively impact the demand for our products and our profit margins. Our inability to compete effectively with regard to the assortment, product price, shipping terms, shipping pricing or free shipping and quality of the merchandise we offer for sale or to keep pace with competitors in our marketing, service, location, reputation, credit availability and technologies, could have a material adverse effect.

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

Our long-term success depends in large part on our continued ability to attract new customers and retain existing customers and we may not be able to do that in a cost-effective manner

In an effort to attract and retain customers, we engage in various merchandising and marketing initiatives, which involve the expenditure of money and resources, particularly in the case of the production and distribution of our television programming, digital content (including through streaming and social media), and digital marketing. We have spent, and expect to continue to spend, increasing amounts of money on, and devote greater resources to, certain of these initiatives, particularly in our continuing efforts to increasingly engage customers through online digital marketing and to personalizing our customers’ shopping experience. These initiatives, however, may not resonate with existing customers or consumers generally or may not be as cost-effective as traditional television advertising. In addition, costs associated with the production and distribution of our television programming and digital content and costs associated with digital marketing, including marketing on third-party platforms such as TikTok, Alphabet, Meta, Roku and Amazon Fire, have increased and are likely to continue to increase in the foreseeable future and, if significant, could have a material adverse effect to the extent that they do not result in corresponding increases in net revenue.

We depend on the television distributors that carry our programming and no assurance can be given that we will be able to maintain and renew our affiliation agreements on favorable terms or at all

In the U.S., we currently distribute our programming through affiliation or transmission agreements with many television service providers, including, but not limited to, Comcast, DIRECTV, Charter, DISH, Verizon and Cox. Internationally, we currently distribute our programming through providers such as Vodafone, Freenet TV, SES S.A., Telekom Magenta TV, PYUR, kabel plus, JCOM Co., Ltd., BS Nippon Corporation, The Sky Perfect JSAT Group, World Hi-Vision Channel, Inc., CS-TBS, Inc., Sky UK, Freesat, Freeview Virgin Media, Elettronica Industriale S.p.A., tivusat and Sky Italia. The majority of our affiliation agreements with distributors are scheduled to expire between 2026 to 2029 unless renewed prior to the applicable expiration. As part of normal course renewal discussions, occasionally we have disagreements with our distributors over the terms of our carriage, such as channel placement or other contract terms. If not resolved through business negotiation, such disagreements could result in litigation or termination of an existing agreement. Termination of an existing agreement resulting in the loss of distribution of our programming to a material portion of our television households may adversely affect our growth, net revenue and earnings.

The renewal negotiation process for affiliation agreements is typically lengthy. In some cases, renewals are not agreed upon prior to the expiration of a given agreement while the programming continues to be carried by the relevant distributor without an effective agreement in place. We do not have distribution agreements with some of the cable operators that carry our programming. In total, we currently provide programming without affiliation agreements to distributors representing approximately 4% of our QVC-U.S. distribution and approximately 0.5% of our HSN cable television distribution. Some of our international programming may continue to be carried by distributors after the expiration dates on our affiliation agreements with them have passed.

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

The failure to maintain suitable placement for our programming or to adapt to changes in consumer behavior driven by online video distribution platforms for viewing content or achieve success in our social media and digital streaming efforts could adversely affect our ability to attract and retain television viewers and could result in a decrease in revenue

We are dependent upon the continued ability of our programming to compete for viewers. Effectively competing for television viewers is dependent, in substantial part, on our ability to negotiate and maintain placement of our programming in a favorable channel position, such as in a basic tier or within a general entertainment or general broadcasting tier. Less favorable channel position for our programming, such as placement adjacent to programming that does not complement our programming, a position next to our televised home shopping competitors or isolation in a "shopping" tier, or lack of a high-definition formatted presentation could adversely affect our ability to attract television viewers to our programming. Viewership of our programming is also dependent on consumer behavior.

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

Consumers are increasingly turning to online sources, including social media and digital streaming, for viewing content, which has and likely will continue to reduce the number of viewers of our television programming. Although we have attempted to adapt our offerings to changing consumer behaviors, virtual multichannel video providers, online video distributors and programming networks providing their content directly to consumers over the internet rather than through traditional television services continue to emerge, gain consumer acceptance and disrupt traditional television distribution services, which we rely on for the distribution of our television programming.

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

Our future success will depend, in part, on the success of our efforts in social media and digital streaming and our ability to anticipate and adapt to technological changes and to offer elements of our programming via new technologies in a cost-effective manner that meet customer demands and evolving industry standards. Our failure to effectively anticipate or adapt to emerging technologies or competitors or changes in consumer behavior, including among younger consumers, could have an adverse effect on our competitive position, businesses and results of operations.

We are subject to risks of adverse government regulation, and we may be subject to claims for representations made in connection with the sale and promotion of merchandise or for harm experienced by customers who purchase merchandise from us

We market and provide a broad range of merchandise through television shopping programs, digital content (including through streaming and social media), and, to an increasing extent, digital marketing. As a result, we are subject to a wide variety of laws, rules, regulations, policies and procedures in various jurisdictions, including foreign jurisdictions, which are subject to change at any time, including laws regarding consumer protection, privacy, the regulation of retailers generally, the license requirements for television retailers in foreign jurisdictions, the importation, sale and promotion of merchandise and the operation of warehouse facilities, as well as laws and regulations applicable to the internet and businesses engaged in online and mobile commerce, such as those regulating the sending of unsolicited, commercial electronic mail and texts and data privacy laws related to customer information and shopping habits. See Item 1. “Business – Government regulation” for further discussions of regulations to which we are subject. Additionally, we accept payments for our products using a variety of methods. For existing and future payment options we offer to our customers, we currently are subject to, and may become subject to additional, regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of our payment products). Our failure to comply with these laws and regulations could result in a revocation of required licenses, fines and/or proceedings against us by governmental agencies and/or consumers, which could adversely affect our business, financial condition and results of operations. Moreover, unfavorable changes in the laws, rules and regulations applicable to us could decrease demand for merchandise offered by us, increase costs and/or subject us to additional liabilities. Similarly, new disclosure and reporting requirements, established under existing or new state or federal laws, such as requirements to disclose efforts to identify the origin and existence of certain "conflict minerals" or abusive labor practices in portions of our supply chain, could increase the cost of doing business, adversely affecting our results of operations. In addition, certain of these regulations impact the marketing efforts of our brands and business.

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

In addition, programming services, cable television systems, the Internet, telephony services and satellite service providers are subject to varying degrees of regulation in the U.S. by the FCC and other entities and in foreign countries by similar regulators. Such regulation and legislation are subject to the political process and have been in constant flux over the past decade. The application of various sales and use tax provisions under state, local and foreign law to the products and services of our subsidiaries and certain of our business affiliates sold via the Internet, television and telephone is subject to interpretation by the applicable taxing authorities, and no assurance can be given that such authorities will not take a contrary position to that taken by our subsidiaries and certain of our business affiliates, which could have a material adverse effect on their businesses. In addition, there have been numerous attempts at the federal, state and local levels to impose additional taxes on online commerce transactions. Moreover, most foreign countries in which our subsidiaries or business affiliates have, or may in the future make, an investment, regulate, in varying degrees, the distribution, content and ownership of programming services and foreign investment in programming companies and the Internet.

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

In October 2023, HSN entered into a settlement agreement with the CPSC in which HSN agreed to pay a civil penalty of $16 million to settle the CPSC’s claim that HSN allegedly failed to timely submit a report under the CPSA in relation to handheld clothing steamers sold by HSN under the Joy Mangano brand names My Little Steamer® and My Little Steamer® Go Mini that were subject to a voluntary recall previously announced on May 26, 2021. The settlement agreement also requires HSN to implement and maintain a compliance program to ensure compliance with the CPSA. As part of that program, during September and October 2025, HSN conducted the second of three annual internal audits of the effectiveness of our policies, procedures, systems and training related to CPSA compliance. HSN also submitted the second of three annual reports to the CPSC’s Office of Compliance, Division of Enforcement and Litigation, on December 19, 2025. HSN continues to institute annual training for all QVCG team members in the U.S. to ensure comprehensive understanding of CPSA compliance. In January 2024, HSN received a grand jury subpoena from the U.S. Attorney for the Central District of California that was issued in connection with an official criminal investigation into the clothing steamer matter. QVC and HSN have cooperated (and intend to continue cooperating) fully with this investigation, and at this time, we are unable to predict the eventual scope, duration or outcome of this investigation, nor are we able to reasonably estimate any range of probable loss. Violation of these consent decrees and settlement agreements may result in the imposition of significant civil penalties for non-compliance and related redress to consumers and/or the issuance of an injunction enjoining these businesses from engaging in prohibited activities. Further material changes in the law and increased regulatory requirements must be anticipated, and there can be no assurance that our businesses and/or any of our assets will not become subject to increased expenses or more stringent restrictions as a result of any future legislation, new regulation or deregulation.

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

Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of these platforms and devices, they can be subject to disruptions or bans for reasons beyond our control. For example, lawmakers in the U.S., Europe and Canada have recently escalated efforts to restrict access to TikTok. On April 24, 2024, a bill was signed to either force a sale of TikTok by its Chinese owner, ByteDance, or institute a ban on the app in the U.S. The original deadline for a sale or a shutdown of operations was January 19, 2025, and, although the deadline was extended, TikTok experienced a temporary shutdown of its operations. Although a deal for the sale of TikTok’s U.S. operations has now been announced, there can be no guarantee that lawmakers may not enact further legislation in respect of this or other platforms in the future. Individual states, governmental bodies and institutions have also voiced concerns that TikTok poses a national security threat and have pursued similar prohibitions. The failure by us, our employees, or our network of celebrities, designers and other well-known personalities and influencers to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and operating results.

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

Although we require influencers who we retain to agree to comply with our terms and conditions, as well as applicable laws, regulations, guidelines, and other requirements applicable to the activities of our influencers, we do not specifically prescribe what our influencers post. Other influencers who make claims or statements about our products may be subject to terms and conditions of social media platforms instead of our terms and conditions, even if such influencers receive commissions from us. In some cases, we may ask an influencer to edit or remove unsubstantiated claims or statements that could be misleading to our consumers. However, if we were held responsible for the content of our influencers’ posts or their actions or for the content or actions of other influencers, we could be fined or forced to alter our practices, which could have an adverse impact on our business.

Negative commentary regarding us, our products or influencers and other third parties who are affiliated with us may also be posted on social media platforms and may be adverse to our reputation or business. Influencers with whom we maintain relationships, or who otherwise promote our products through a separate relationship with a social media platform, could engage in behavior or use their platforms to communicate directly with our customers in a manner that reflects poorly on our brand and may be attributed to us or otherwise adversely affect us and our businesses. It is not possible to prevent such behavior, and the precautions we take to detect this activity may not be effective in all cases. Certain brands and retailers have become subject to boycott and faced negative media attention for marketing campaigns or actions of influencers that are amplified by social media and there is no guarantee that we will not face such retail boycotts or negative media attention in the future. Our target consumers often value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate, without affording us an opportunity for redress or correction.

Legislation or regulations related to corporate sustainability and varied perspectives of governmental and non-governmental organizations, stockholders and customers on sustainability issues may have a material adverse effect on our business and results of operations

Supranational, national, state and local governments, as well as some of our customers, investors, employees, business affiliates and other stakeholders continue to focus on non-financial performance measures and policies relating to sustainability as they pertain to our business, such as climate risks, environmental stewardship, water use, social responsibility, responsible sourcing, sustainable packaging and product stewardship, supply chain practices, animal health and welfare, human rights in our supply chain and human capital management in our operations. Global interest on sustainability matters has resulted in new domestic and international legislation or regulations and growing customer expectations relating to reporting on greenhouse gas emissions, supply chain due diligence, sustainable packaging and product stewardship, including the regulation of plastics and packaging, responsible sourcing and other sustainability matters. Such regulatory developments and stakeholders’ expectations could negatively affect us as we have incurred, and will likely continue to incur additional costs or be required to make changes to our operations in order to comply with these new regulations or result in loss of business if our reporting does not satisfy customer expectations. The domestic and international jurisdictions in which we operate are following different approaches to the regulation of climate change and other sustainability matters, including corporate sustainability reporting, packaging, responsible sourcing and supply chain practices, which approaches increase the complexity of, and potential cost related to complying with, such regulations.

Legislation or regulations that impose, or could potentially impose restrictions, caps, taxes or other controls on energy use, packaging and waste, sustainable value chain and sourcing practices, animal health and welfare and water use may have a material adverse effect on our results of operations. Such restrictions may also increase the operating costs of our various vendors, which in turn could increase our cost of doing business or impact our revenues, and if we fail to comply with such regulations, we could be subject to fines, enforcement actions or litigation and experience reputational damage.

Additionally, if our various vendors are unable or unwilling to comply with providing us the necessary greenhouse gas, social or other information or packaging, responsible sourcing and waste data required by legislative or regulatory actions, we could be subject to regulatory actions if we are found to not have satisfied such regulatory requirements, and our associated cost of disclosure, our overall financial results as a result of strained relationships with our customers and vendors, or our reputation may be materially adversely affected. In addition, our revenues could decrease if we are unable to meet customer sustainability requirements or competitive pressures to source products that are, or are perceived as, sustainable. These additional costs, changes in operations or loss of revenues may have a material adverse effect on our business and results of operations.

Additionally, our failure or perceived failure to meet our sustainability goals and targets, or our failure or perceived failure to meet regulatory requirements or the expectations of non-governmental organizations, investors, employees, business affiliates, customers or other stakeholders could lead to fines, litigation, loss of business relationships, decreased customer loyalty, reputational damage, reduced demand for our products and other negative impacts on our business and operations.

We may fail to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties

We regard our intellectual property rights, including our service marks, trademarks, patents and domain names, copyrights (including our programming and our websites), trade secrets and similar intellectual property, as important to our success. Our business also relies heavily upon software codes, informational databases and other components that make up our products and services.

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

We offer our installment payment option on most of our merchandise and, in certain circumstances, offer it as the default payment option. Failure to effectively manage our installment sales plans and revolving credit card programs could negatively impact our results of operations

We offer an installment payment option in all our markets other than Japan, which is available on certain merchandise we sell. This installment payment option is called “Easy-Pay” at QVC-U.S. and in the U.K., “Q-Pay” in Germany and Italy, and “Flex-Pay” at HSN. Our installment payment option is currently offered on most of our merchandise and, for QVC-U.S. website and mobile sales, is the default payment option on all products on which it is offered. Full payment for merchandise at the time of sale would require the customer to affirmatively change that option. Our installment payment option, when offered, allows customers to pay for certain merchandise in multiple interest-free monthly installments. When the installment payment option is offered by us and elected by the customer (or if the customer inadvertently purchases merchandise using the installment payment option because it was the default payment option), the first installment is typically billed to the customer’s credit or debit card upon shipment. Generally, the customer’s credit or debit card is subsequently billed in additional monthly installments until we have billed the total purchase price of the products. We cannot predict whether customers will pay their installments when due or at all, regardless of whether the customer would have preferred to pay in one lump-sum but did not opt out of the installment payment option. Accordingly, we maintain an allowance for customer credit losses arising from these late and unpaid installments. This provision for customer credit losses is provided as a percentage of trade receivables based on our historical experience in the period of sale and is included within selling, general and administrative expense (“SG&A”). To the extent that customers elect installment payment options at greater rates, or to the extent the number of customers failing to opt out of the default installment payment option increases, we would be required to maintain a greater allowance for customer credit loss and to the extent that installment payment option losses exceed historical levels, our results of operations may be negatively impacted.

Most major retailers either directly or through third parties offer some form of Buy Now Pay Later (“BNPL”) financing arrangements, typically through a digital user account, which allow the consumer to access credit on a repeated basis. Previously, in the U.S., the Consumer Financial Protection Bureau (the “CFPB”) indicated that these BNPL financing arrangements meet the criteria for credit card providers under the Truth in Lending Act. However, QVC and HSN do not utilize digital user accounts for either Easy Pay or FlexPay, and therefore have taken the position that CFPB’s interpretive rule does not apply to our practices. In addition, in 2025, the CFPB announced that it would not prioritize enforcement actions taken on the basis of these BNPL financing arrangements, and is contemplating appropriate actions to rescind this interpretive rule. Easy Pay and FlexPay are available to any qualified consumer who is purchasing from QVC and HSN, with or without a QVC or HSN customer account, and offered on a one-time basis that does not enable a consumer to access future credit. Although we believe this most recent guidance, so long as it remains in effect, does not impact our practices in the U.S., we cannot predict future scrutiny by the CFPB or by regulators in non-U.S. jurisdictions or changes to existing laws and regulations or their interpretation, or the adoption of new laws or regulations, which could require mandatory changes to our installment payment options in any of the markets in which we operate. Implementing these changes may increase our costs to maintain our installment payment options and may make our installment payment options less desirable to our customers which could lead to a decline in sales; additionally, failure to comply with these laws and regulations could result in the imposition of fines and penalties, any of which could have an adverse effect on our results of operations.

In the U.S., QxH has agreements with a large consumer financial institution (the "Bank") pursuant to which the Bank provides revolving credit directly to our customers for the sole purpose of purchasing merchandise from us with a Private Label Credit Card ("PLCC"). We cannot predict the extent to which customers will use the PLCC, nor the extent that they will make payments on their outstanding balances, especially during periods of high economic uncertainty or in response to inflationary pressures. As QxH receives a portion of the net economics from the credit card program, the ability of customers to make payments on their outstanding balances due to circumstances related to economic uncertainty or inflationary pressures could result in reduced PLCC income to QxH from the Bank. Additionally, future legislation, executive orders or regulatory actions by the CFPB, FTC or other federal or state regulators may limit credit card interest rates or penalty fees, which could also result in reduced private label credit card income to QxH from the Bank

Increases in labor costs could adversely affect our business, financial condition and results of operations

Labor is a significant portion of our cost structure and is subject to many external factors, including unemployment levels, prevailing wage rates, minimum wage laws, exempt status salary statutory thresholds, potential collective bargaining arrangements, general inflationary pressures, health and other insurance costs and changes in employment and labor legislation or other workplace regulation. From time to time, legislative proposals are made to increase federal, state and local minimum wage rates, to limit exemptions from federal and state minimum wage laws for white collar jobs and to create or extend benefit programs, such as health insurance and paid family, sick and other leave programs. As minimum wage rates increase or related laws and regulations change, or as labor market demand increases, we may need to increase the wages paid to our hourly or salaried employees. Any increase in the cost of our labor could have an adverse effect on our business, financial condition and results of operations or, if we fail to pay such higher wages we could suffer increased employee turnover. In addition, increases in labor costs could force us to increase prices, which could adversely impact our sales. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profits may decline and could have a material adverse effect on our business. Additionally, any increase in the cost of labor for our third party carriers and suppliers could increase our cost of shipping and materials, which may adversely affect our ability to increase or maintain our revenue.

Natural disasters, political crises, and other catastrophic events or other events outside of our control, including climate risk, may damage our facilities or the facilities of third parties on which we depend, adversely affect our ability to operate our businesses and have broader effects

Our corporate headquarters and operations center are located in West Chester, Pennsylvania, and we also operate country headquarters and administrative offices, distribution centers and contact centers worldwide. If any of these facilities or the facilities of our vendors or third-party service providers are affected by natural disasters (such as fires, earthquakes, hurricanes, tsunamis, power shortages or outages, floods or monsoons), public health crises, political crises (such as terrorism, war, political instability, geopolitical tension, insurrections or other conflict), or other events outside of our control, including climate risk, our business, financial condition and results of operations could be materially adversely affected. Although we maintain property, general liability and business interruption insurance coverage, it may not be applicable to, or sufficient to cover, all claims, costs, and damages. In December 2021, QVC experienced a fire at its Rocky Mount fulfillment center in North Carolina, during which one contractor lost his life. Rocky Mount was the Company’s second-largest fulfillment center, processing approximately 25% to 30% of volume for QVC-U.S., and also served as QVC-U.S.’s primary returns center for hard goods. Order fulfillment, inbound deliveries and customer returns that were previously handled at the Rocky Mount facility are now routed through other distribution facilities within the Company’s distribution network and third-party logistic service providers.

Climate risk may also have indirect effects on our business by increasing the cost of, or making unavailable, property insurance on terms we find acceptable. To the extent that significant changes in the climate occur in areas where our properties are located, we may experience more frequent extreme weather events, which may result in physical damage to our or our third parties’ facilities and may adversely affect our business, results of operations and financial condition.

The COVID-19 pandemic resulted in significant disruption to the global economy, including to our capital and liquidity, decreases in the disposable income of existing and potential new customers, heightened inflation, increased currency volatility resulting in adverse currency rate fluctuations and higher interest rates, and negatively impacted us and our operations, including as a result of a range of negative effects on our supply chain due to factory closures, shipping and trucking delays and labor shortages, as well as product shortages, which resulted in material negative impacts to our financial results.

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

For example, for each of the years ended December 31, 2025 and 2024, the Company identified impairments for the QxH reporting unit including goodwill and the QVC and HSN tradenames. As previously reported during the year ended December 31, 2023, we recorded an impairment for the QxH reporting unit goodwill.

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

In order to free up additional spectrum for the provision of next generation commercial wireless broadband services, commonly referred to as 5G and 6G, and other new and emerging terrestrial purposes, the FCC has commenced and is in the process of completing, a rulemaking proceeding that is expected to reallocate for 5G and 6G and other terrestrial purposes 100 MHz (and up to 180 MHz) in the 3.98 to 4.2 GHz (“Upper C-Band”) spectrum, which is currently used for the delivery of our programming to the satellite earth stations of certain of our distributors. Our commercial agreements with satellite operators to host satellite operations and deliver programing provide for full C-Band coverage during the term of the agreement. However, depending on the reallocation parameters adopted by the FCC, there could be an impact on our ability to deliver programming to our distributors without interruption and in a cost-effective manner.

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

Our businesses and information systems are subject to cybersecurity risks, including cybersecurity threats and cybersecurity incidents, such as security breaches and identity theft

Through our operations, sales, marketing activities, and use of third-party information, we collect and store certain non-public personal information that customers provide to purchase products, enroll in promotional programs, register on websites, or otherwise communicate with us. This may include demographic information, phone numbers, driver license numbers, contact preferences, personal information stored on electronic devices, and payment information, including credit and debit card data. We also gather and retain information about employees and job applications in the normal course of business. We may share information about such persons with vendors, contractors and other third-parties that assist with certain aspects of our business. In addition, our online operations depend upon the transmission of confidential information over the internet, such as information permitting cashless payments. Like many e-commerce companies, we frequently encounter unauthorized parties attempting to gain access to our or our vendors’ information systems by, among other things, hacking those systems, through fraud or other means of deceiving our employees or vendors, or burglaries. We also face cybersecurity risks from errors by our or our vendors’ employees, misappropriation of data by employees, vendors or unaffiliated third-parties, or other irregularities that may result in disruption of services or persons obtaining unauthorized access to our Company’s data. For example, third party service providers, such as telecommunications and cloud services providers, have been subject to increasing cyberattacks from state-sponsored threat actors that could materially impact our information systems and operations. Additionally, as a result of the increased number of employees working a hybrid schedule, we and our partners may be more vulnerable to cybersecurity incidents and attacks and other security threats, including attempts by certain persons to obtain employment using falsified identities with our Company or with third parties who provide goods and services to our Company. The techniques used to gain access to our or our vendors’ computer systems, data or customer information, disable or degrade service, or sabotage systems are constantly evolving and continue to become more sophisticated and targeted, may be difficult to detect quickly, and often are not recognized until launched against a target. Further, the use of AI and machine learning by cybercriminals may increase the frequency and severity of cybersecurity attacks against us or our suppliers, vendors and other service providers.

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

The European Commission adopted revised SCCs on June 4, 2021. In March 2022, the U.S. and the European Commission announced a new DPF to replace the E.U.-U.S. Privacy Shield. On December 13, 2022, the European Commission issued an adequacy decision initiating the formal adoption process for the DPF and the E.U. formally adopted the adequacy decision on July 10, 2023. The U.S. and the E.U. implemented the DPF in July 2023. Further, the GDPR, which became effective in 2018, gives consumers in the E.U. additional rights and imposes additional restrictions and penalties on companies for illegal collection and misuse of personal information. The E.U.’s proposed ePrivacy Regulation, which, among other things, would have adopted additional regulation of “cookies” and other internet tracking tools, was withdrawn in 2025. The E.U. has proposed the E.U. Digital Simplification Package, referred to as the “Digital Omnibus,” to consolidate and streamline the E.U.’s digital regulations. Following the U.K.’s withdrawal from the E.U. (“Brexit”), on June 28, 2021, the European Commission determined that the U.K.’s data protection laws essentially are equivalent to data protection laws in the European Economic Area. As a result, personal data transfers from the E.U. to the U.K. may continue without a new data transfer framework.

California has enacted the CCPA, which, among other things, allows California consumers to request that certain companies disclose the types of personal information collected by such companies. The CCPA became effective on January 1, 2020. The California Attorney General has issued draft implementing regulations and guidance regarding the CCPA and undertook enforcement actions in 2024 regarding violations of the law. In November 2020, California voters approved the CPRA, which amends and expands the CCPA and establishes the California Privacy Protection Agency (“CPPA”) to implement and enforce consumer privacy laws. Regulations under the CPRA became effective in February 2024. The CPPA also finalized new regulations in September 2025 that will require certain companies to conduct annual cybersecurity audits; these audits are due starting April 1, 2028, April 1, 2029 and April 1, 2030 depending on the revenues and amount of personal information collected by the business. In addition, starting January 1, 2026, covered businesses must conduct risk assessments involving certain kinds of processing that pose a significant risk to consumers and set up notice and opt-out and access procedures for the use of automated decision-making technology in connection with certain kinds of significant decisions involving consumers. In 2025, the FTC amended regulations promulgated under COPPA to further regulate the use and disclosure of children’s personal information from websites. These proposed new requirements could increase our costs of compliance and impact our operations and the products and services we offer.

Since the enactment of the CCPA, a substantial minority of additional states have enacted comprehensive privacy legislation, and other states continue to consider adopting such comprehensive privacy legislation. In addition to broad consumer privacy laws, states are enacting and may continue to enact sectoral-specific privacy laws focused on health data, data about people under the age of 18, biometric data, the use of algorithms by organizations, and other matters. In addition to the increasing adoption of privacy laws by governments, other platforms where we operate (including social media platforms) may have separate policies that limit our use of personal information that we collect through our operations on such platforms, either now or in the future. Private litigants are also using federal and state laws to pursue litigation related to the use of personal data, video content, chat tools and other communication tools, and trackers commonly used by organizations in the operation of consumer-facing websites and applications. Our failure, and/or the failure by the various third party vendors and service providers with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations, or changes in applicable laws and regulations, or changes in the policies of third party platforms where we conduct business, or any compromise of security that results in the unauthorized release of personal identifiable information or other user data could damage our reputation and the reputation of our third party vendors and service providers, discourage potential users from trying our products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers and/or result in limits on our use of personal information we use in the operation of our business, any one or all of which could adversely affect our business, financial condition and results of operations. In addition, we may not have adequate insurance coverage to compensate for losses.

Our integration and use, or the use by our competitors, of artificial intelligence and similar technology may pose risks and present challenges to our business, reputation, and results of operations

We are beginning to integrate and use AI and similar technology in our business, including to collect and analyze data and in customer-facing interactions, and we may use other AI tools in additional aspects of our business in the future. Our use of AI technology may present challenges and risks to our business. Such risks may include new data privacy and security risks related to how AI tools collect and use customer data; new compliance burdens as a result of developing AI-related regulation; additional costs of implementation and employee training; financial risks due to errors by AI tools; legal liability and reputational risks related to ethical concerns and biases of AI tools. As competitors increasingly use AI to operate faster, more efficiently, or more creatively, we may find it difficult to keep pace, which would put us at a disadvantage compared to our competitors. Given the complex nature of AI, the evolving regulatory landscape regarding such technology, and the various ethical concerns surrounding AI tools, our use of AI may pose unforeseen challenges and unintended consequences, which could threaten our financial outcomes, reputation, and business.

Risks Related to Economic Conditions

Our businesses may be materially adversely affected by the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures implemented by the U.S. and other countries.

There have been significant changes to U.S. trade policies, treaties and tariffs, including, but not limited to, trade policies, treaties and tariffs affecting products from outside of the U.S. since early 2025 and continuing into 2026. For example, in early 2025, the U.S. government announced a baseline tariff of 10% on products from all countries and placed additional significant tariffs on certain goods imported from China. In May 2025, the U.S. government imposed incremental tariffs of 30% on most goods imported from China, from which we source a significant portion of our products, subject to certain exceptions. Since August 2025, higher reciprocal tariff rates for many U.S. trading partners, including countries such as Japan, Turkey, Indonesia and India, have been imposed pursuant to additional executive orders modifying the reciprocal tariff rates for certain countries. In February 2026, the U.S. Supreme Court struck down the sweeping tariffs that the U.S. government had imposed through the executive orders issued pursuant to the International Emergency Economic Powers Act (“IEEPA”). Shortly thereafter, the U.S. government issued a series of orders to comply with the ruling, while also announcing new temporary tariffs for a 150 day period beginning February 24, 2026. Tariffs and international trade arrangements will continue to change, potentially without warning and to an extent or duration that is difficult to predict. The full impact of recent and future governmental actions on macroeconomic conditions makes our business difficult to predict and depends on a number of factors, including the extent and duration of tariffs, any reversal or temporary suspension of announced tariffs (including the recent invalidation of the previously implemented IEEPA tariffs and any related refunds which may become available), the availability of exemptions, changes in the amount and scope of tariffs, the imposition of new tariffs and other measures that target countries may take in response to U.S. trade policies, the result of legal and other challenges on the tariffs, and possible resulting general inflationary pressures in the global economy, as well as the availability and cost of alternative sources of supply for merchandise. As a result of existing and any new or additional tariffs, the cost of merchandise is expected to increase, including as a result of finding new sources of supply for merchandise, which may be at less favorable pricing than our current sources of supply. We have begun to implement price adjustments in certain circumstances and we may seek in the future to increase prices at which other products are offered to our customers in order to maintain our margins, which may diminish demand for the products sold by our businesses. Our businesses’ ability to satisfy customer demand for products may be negatively impacted if we decide to hold shipments of inventory while we determine the impacts of the tariffs on our businesses, if we choose to cease carrying merchandise or if we need to source merchandise from alternative suppliers who may not be of comparable quality as our existing suppliers, or if we need to change the timing of planned promotions or the roll-out of new products. Although we have developed and implemented strategies to mitigate previously implemented and, in some cases, proposed tariff increases, there is no assurance we will be able to continue to mitigate prolonged tariffs.

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

Significant developments stemming from U.S. and international trade policy with China, including in response to tariffs, as well as forced labor and human rights abuses in China, may adversely impact our businesses and operating results

There is currently significant uncertainty about the future relationship between the U.S. and China with respect to tariffs and trade policies. The U.S. government has placed significant tariffs on certain goods imported from China and may impose new tariffs on goods imported from China. In retaliation, China has responded by imposing tariffs on a wide range of products imported from the U.S. Although the U.S. and China have agreed to reduce tariffs on most Chinese goods from the peak tariffs of April 2025, negotiations remain ongoing and we cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and China, what products may ultimately be subject to tariffs or what additional actions may be taken by either country if trade relations worsen. The imposition of any new or additional U.S. tariffs on Chinese imports or the taking of other actions against China in the future, and any responses by China, could impair our businesses’ ability to meet customer demand, resulting in lost sales, cause delays in producing merchandise as our business explore alternative manufacturing sources or suppliers or increase our businesses’ cost of merchandise, which would have a material adverse impact on our business and results of operations. The imposition of new or additional tariffs or increases in tariffs could also adversely affect our business and results of operations because we sell imported products, and the cost of our businesses’ merchandise would likely increase.

There have been heightened tensions in relations between Western nations and China. For example, on December 23, 2021, the Uyghur Forced Labor Prevention Act (the “UFLPA”) was signed into law, which is intended to address the use of forced labor in China’s Xinjiang Uyghur Autonomous Region (“XUAR”). Among other things, the UFLPA imposes a presumptive ban on the import of goods to the U.S. that are made, wholly or in part, in the XUAR or by persons that participate in certain programs in the XUAR that entail the use of forced labor. The Forced Labor Enforcement Task Force maintains a UFLPA Entity List to identify entities subject to the UFLPA’s rebuttable presumptive ban as well. As of January 15, 2025, the total number of listed entities is 144. The UFLPA took effect on June 21, 2022, and may increase the risk of delay of goods, inventory shortages and lost sales. Before enactment of the UFLPA, the U.S. Customs and Border Protection (“CBP”) issued a region-wide withhold release order (“WRO”), effective January 13, 2021, pursuant to which the CBP will detain cotton products produced in the XUAR. The WRO applies to, among other things, cotton grown in the XUAR and to all products made in whole or in part using such cotton, regardless of where the downstream products are produced, and importers are responsible for ensuring the products they are attempting to import do not exploit forced labor at any point in their supply chain, including the production or harvesting of the raw material. Enforcement of the WRO has been superseded by the UFLPA rebuttable presumption. Additionally, the U.S. Treasury Department placed sanctions on China’s Xinjiang Production and Construction Corporation (“XPCC”) for serious human rights abuses against ethnic minorities in the XUAR. The XUAR is the source of large amounts of cotton and textiles for the global apparel supply chain and XPCC controls many of the cotton farms and much of the textile industry in the region. Although our businesses do not knowingly do business with XPCC, our businesses could be subject to penalties, fines or sanctions if any of the vendors from which they purchase goods is found to have dealings, directly or indirectly with XPCC or entities it controls. Even if our businesses were not subject to penalties, fines or sanctions, if products we source are linked in any way to XPCC, our businesses’ reputations could be damaged.

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

Additionally, in many foreign countries, particularly in certain developing economies, it is not uncommon to encounter business practices that are prohibited by regulations applicable to us, such as the Foreign Corrupt Practices Act and similar laws. Although we have undertaken compliance efforts with respect to these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies and procedures. Any such violation, even if prohibited by our policies and procedures or the law, could have a certain adverse effects. Any failure by us to effectively manage the challenges associated with the international operation of our business could have a material adverse effect.

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

Changes in currency exchange rates can also increase the cost of inventory purchases that are denominated in a currency other than the local currency of the business buying the merchandise. When exchange rates change significantly in a short period or move unfavorably over an extended period, it can be difficult for us to adjust accordingly, and gross margin can be adversely affected. For example, a significant amount of merchandise we offer for sale is made in China and accordingly, a revaluation of Chinese currency, or increased market flexibility in the exchange rate for that currency, increasing its value relative to the U.S. dollar or currencies in which our operations are located, could be significant.

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

Weak and uncertain economic conditions worldwide may reduce consumer demand for our products and services

Prolonged economic weakness and uncertainty in various regions of the world in which we and our subsidiaries and affiliates operate has adversely affected, and could in the future affect, demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls during times of inflation, recession and economic instability. Global financial markets may experience disruptions, including increased volatility and diminished liquidity and credit availability. Economic tensions and changes in international trade policies, including, for example, the recent widespread tariffs announced by the U.S. on its major trading partners, higher tariffs on imported goods and materials, and actions taken in response (such as retaliatory tariffs or other trade protectionist measures or the renegotiation of free trade agreements), have increased inflationary cost pressures and recessionary fears. If economic and financial market conditions in the U.S. or other key markets, including China, Japan and Europe deteriorate, customers of our subsidiaries and business affiliates may respond by suspending, delaying, or reducing their discretionary spending. Any further suspension, delay or reduction in discretionary spending could adversely affect our revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. We currently are unable to predict the extent of any of these potential adverse effects.

Uncertainty and increases in market interest rates could increase our operating costs and decrease consumer demand, which may adversely affect our business

In recent years interest rates have been volatile, rising substantially from 2023 to 2024 then remaining generally stable with slight decreases through 2024 and 2025. Interest rates may rise in the future, and an increase in interest rates could increase our operating costs by increasing the cost of shipping, materials for our products, and/or labor. If competitive pressures or other economic factors prevent us from offsetting such increased costs by raising prices, our ability to increase or maintain revenue may be negatively impacted. In addition, uncertainty or increases in interest rates could reduce consumer confidence, discretionary spending by individuals and adversely affect market demand for our products, which could materially adversely affect our business, financial condition and results of operations.

Risks Related to our Facilities and Third-Party Suppliers and Vendors

We rely on distribution facilities to operate our businesses, and any damage to one of these facilities, or any disruptions caused by incorporating new facilities into our operations (including third party logistic service providers), could have a material adverse impact on our business

We operate a limited number of distribution facilities worldwide. Our ability to meet the needs of our customers depends on the proper operation of these distribution facilities. If any of these distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason, we could suffer a substantial loss of inventory and disruptions of deliveries to our customers. For example, a future pandemic or epidemic, in the areas where our distribution facilities are located, or if we are unable to adequately staff our distribution facilities to meet demand in the future, or if the cost of such staffing is higher than historical or projected costs due to wage increases, labor shortages, regulatory changes, or other factors, could harm our operating results. In addition, we could incur significantly higher costs and longer lead times associated with the distribution of our products during the time it takes to reopen or replace the impacted facility. Any of the foregoing factors could result in decreased sales and have a material adverse effect on our business, financial condition and operating results. In addition, we have been implementing new warehouse management systems to further support our efforts to operate with increased efficiency and flexibility. There are risks inherent in operating in new distribution environments and implementing new warehouse management systems, including operational difficulties that may arise with such transitions. We may experience shipping delays should there be any disruptions in our new warehouse management systems or warehouses themselves.

In December 2021, our then-second largest distribution facility located in Rocky Mount, North Carolina suffered significant fire damage, which caused us to route inbound deliveries and customer returns through other distribution facilities within the Company’s distribution network and, to a lesser extent, third party logistic service providers. If a similar event were to occur at another distribution facility, future disruptions or delays as a result of shifting capacity or failing to maintain arrangements with our third party logistic service providers could cause disruptions to our order fulfillment process, causing delays in delivering product to customers which would result in lost sales, strain our relationships with customers, and cause harm to our reputation, any of which could have a material adverse impact on our business, financial condition and operating results.

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

We are also impacted by increases in shipping rates charged by third party carriers, which over the past few years, have increased significantly in comparison to historical levels. We currently expect that shipping and postal rates will continue to increase. In the case of deliveries to customers, in each market where we operate, we have negotiated agreements with one or more independent, third party shipping companies, which in certain circumstances provide for favorable shipping rates. If any of these relationships were to terminate or if a shipping company is unable to fulfill its obligations under its contract for any reason, we would have to work with other shipping companies to deliver merchandise to customers, which would most likely be at less favorable rates. Other potential adverse consequences of changing carriers include

•delays in order processing and product delivery and
•reduced shipment quality, which may result in damaged products and customer dissatisfaction.

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

Risks Related to the Seasonality of Our Business

We face significant inventory risk as a result of seasonality, new product launches, rapid changes in product cycles and pricing, defective merchandise, changes in consumer demand, consumer spending patterns, changes in consumer tastes with respect to our products, spoilage and other factors.

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

The seasonality of our business places increased strain on our operations

Our net revenue in recent years indicates that our business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, we have earned, on average, between 23% and 24% of our global revenue in each of the first three quarters of the year and between 29% and 30% of our global revenue in the fourth quarter of the year. If we or our vendors are not able to provide popular products in sufficient amounts (for example, due to the loss of inventory, illness or absenteeism of our or our vendors’ workforces, impaired financial conditions, public health crises (such as pandemics and epidemics), or other reasons) such that we fail to meet customer demand, it could significantly affect our revenue and our future growth. If too many customers access our websites within a short period of time due to increased holiday demand, we may experience system interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we offer or sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment network and customer service centers during these peak periods and delivery and other third party shipping (or carrier) companies may be unable to meet the seasonal demand. Risks described elsewhere in this Item 1A relating to fulfillment network optimization and inventory are magnified during periods of high demand.

To the extent we pay for holiday merchandise in advance of the holidays (i.e., in August through November of each year), our available cash may decrease, resulting in less liquidity. As a result of noncompliance with the net leverage ratio, no additional borrowings are available under the Fifth Amended and Restated Credit Agreement and we may not be able to access financing to the extent our cash balance is impaired. We may be unable to maintain a level of cash sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

Our success depends in large part on our ability to recruit and retain key employees capable of executing our unique business model

We have a business model that requires us to recruit and retain key employees, including management, with the skills necessary for a unique business that demands knowledge of the general retail industry, television and other content production, social media, direct to consumer marketing and fulfillment, and the internet. We cannot assure you that if we experience turnover of our key employees we will be able to recruit and retain acceptable replacements because the market for such employees is very competitive and limited.

Additionally, although we are working to provide an effective and engaging workplace, with more employees working on a hybrid schedule, it is increasingly challenging to keep employee engagement and productivity high and has led to competition for talent with companies with whom we have not historically competed. Although we have a robust continuous listening strategy to improve and monitor team member engagement and help us improve retention, we cannot guarantee that this strategy will be effective or that we will be able to implement all the programs and policies our employees request. Our failure or inability to respond to the results of this listening strategy could adversely impact our employee engagement and overall retention.

Risks Related to Our Indebtedness

We have significant indebtedness and other financial obligations, which could limit our flexibility to respond to current market conditions, restrict our business activities and adversely affect our financial condition.

QVC has a significant amount of debt, including secured debt under its senior secured notes which are due starting in 2027 and under the Credit Facility which currently matures in October 2026, in each case, secured by a first priority lien on all shares of our capital stock. The Plan provides for the deleveraging of this indebtedness, but if the Plan is not approved on its terms or the Effective Date does not occur, there can be no assurance that QVC will be able to repay this indebtedness when due. QVC may incur significant indebtedness in the future. If indebtedness is incurred, the related risks that it faces could intensify. If QVC experiences adverse effects on its financial condition as a result of its indebtedness and the Plan is not approved or consummated, our financial performance could be adversely affected as well.

We may not be able to generate sufficient cash to service our debt obligations

If the Plan is not approved on its terms, or the Effective Date does not occur, QVC’s ability to make payments on its indebtedness will depend on its financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond its control. QVC may be unable to maintain a level of cash flows from operating activities sufficient to permit it to pay the principal, premium, if any, and interest on its indebtedness during the pendency of the Chapter 11 Cases.

Credit ratings downgrades or being put on negative watch could adversely affect our liquidity, capital position, borrowing cost and access to capital markets.

We are routinely evaluated by credit rating agencies whose ratings are based on several factors, including generally, the ability to generate cash flows; terms and levels of indebtedness, including the credit rating agencies’ treatment of certain types of indebtedness, such as subordinated indebtedness which is given partial equity credit but carries a higher interest rate than comparable senior indebtedness; overall financial strength; specific transactions or events and general economic and industry conditions. These credit ratings could be downgraded or subject to other negative rating actions at any time.

A downgrade of any of our businesses’ credit ratings or ratings outlooks, as well as the reasons for such downgrades, has and will likely continue to adversely affect the market prices of our debt securities, our access to capital, increase the cost of funds, or trigger additional collateral or funding requirements or the imposition of financial or other burdensome covenants. This could make it more costly to borrow money, issue securities and/or raise other types of capital, any of which could adversely affect our liquidity and financial condition.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy

We are committed to protecting the security and integrity of our systems, networks, databases, and applications. To this end, we have implemented a comprehensive cybersecurity program designed to prevent, assess, identify, and manage material risks associated with cybersecurity threats.

Our cybersecurity risk management program is aligned with the National Institute of Standards and Technology (NIST) Cybersecurity Framework, and we are fully compliant with PCI-DSS V4 (Payment Card Industry Data Security Standard)

across all markets in which we operate. Cybersecurity risks are assessed as part of our broader enterprise risk management program, ensuring that cyber risk is integrated into our overall risk posture.

We employ a global and multidisciplinary approach to cybersecurity risk management, engaging our information security, legal, and management teams, as well as third-party experts. Our processes for identifying and assessing cybersecurity threats include continuous network monitoring, intrusion detection, vulnerability assessments, penetration testing, threat intelligence, employee awareness training, phishing simulations, endpoint detection and response, and third-party security reviews.

To mitigate material risks, we maintain a comprehensive suite of technical, physical, and organizational controls. These encompass managed endpoint detection and response, incident detection and response, vulnerability management, disaster recovery and business continuity planning, internal controls, data encryption, network and access controls, physical security, asset management, system monitoring, and vendor risk management. Cybersecurity awareness training is provided to all employees and our Board of Directors annually.

We have established a formal incident response framework to ensure the timely identification, resolution, and reporting of cybersecurity incidents in accordance with applicable requirements. We rehearse our incident response plan at least annually via tabletop exercises devised and facilitated by outside experts.

We utilize third-party service providers for certain operational functions and have implemented a third-party risk management program to evaluate and monitor the cybersecurity practices of vendors with access to our systems or data. We also consult with external advisors to stay informed of emerging risks, defense strategies, and governance best practices.

Impact of cybersecurity risks on business strategy, results of operations or financial condition

As of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.

For additional information on our cybersecurity risks, see “Risks Related to Technology and Information Security.” in Item 1A of this Annual Report on Form 10-K.

Governance

Role of the Board of Directors

QVC Group’s Board of Directors has overall responsibility for risk oversight and has delegated to the Audit Committee primary enterprise risk oversight responsibility, including privacy and cybersecurity risk exposures, policies and practices, the steps management takes to detect, monitor and mitigate such risks and the potential impact of those exposures on our business, financial results, operations and reputation. The Audit Committee receives quarterly updates on the enterprise risk management program, including cybersecurity risks and the initiatives undertaken to identify, assess and mitigate such risks. This cybersecurity reporting may include threat and incident reporting, vulnerability detection reporting, risk mitigation metrics, systems and security operations updates, employee education initiatives, and internal audit observations, if applicable.

In addition to the efforts undertaken by the Audit Committee, the full Board of Directors regularly reviews matters relating to cybersecurity risk and cybersecurity risk management. Any material cybersecurity events would be brought to the attention of the full Board of Directors once the event is deemed material. Our incident response framework provides a formal mechanism for informing management and the Board of Directors, and for monitoring the prevention, detection, mitigation, and remediation of cybersecurity incidents

Role of Management

QVC’s VP Information Security (reporting into the Chief Information Officer) is responsible for day-to-day management and oversight of QVCG’s cybersecurity program, including assessing, monitoring and mitigating cybersecurity risk.

Our Executive Leadership Team which includes executives representing our Legal, Accounting, Internal Audit and Risk Management, IT and Facilities departments receive at least quarterly cybersecurity updates from the VP Information Security and provides management oversight for the cybersecurity program at QVC Group.

In addition to real time notification of privacy and security incidents, we hold a bi-monthly meeting to discuss incidents, incident trends, developments in laws and regulations, and other privacy and cybersecurity hot topics, as applicable. QVC’s incident response team (including representatives from cybersecurity, legal/privacy, communications, and operations/physical security) meets on a bi-monthly basis to discuss incidents, incident trends, developments in laws and regulations, and other privacy and cybersecurity hot topics, as applicable. In addition, QVC’s cybersecurity team and legal/privacy teams meet on a monthly basis to discuss and review existing threats to QVC’s systems and data and to review past events.

Our management team’s experience includes a diverse background in telecom, retail and other industries, with decades of experience in various aspects of technology and cybersecurity. Our VP Information Security has more than 30 years of IT experience and holds multiple certifications, including Certified Information Security System Professional and Certified Information Security Manager. Our management team has worked at a variety of companies, including large publicly traded companies, implementing and managing IT and cybersecurity programs and teams, developing tools and processes to protect internal networks, business applications, customer facing applications and customer payment systems.

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
We supplement the facilities listed above by leasing various facilities worldwide, none of which are individually material. We believe that the duration of each lease is adequate and we do not anticipate any future problems renewing or obtaining suitable leases for our principal properties.
In September 2025, QVC entered into agreements to sell the St. Petersburg properties to independent third parties and two of the St. Petersburg property sales closed in December 2025. The sale of the remaining property is expected to be completed within the next twelve months. Refer to note 12 of the accompanying consolidated financial statements for additional details.

Item 3. Legal Proceedings
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
A discussion of our results of operations for the year ended December 31, 2024 is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations-QVC Consolidated” section in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) at http://www.sec.gov.
Chapter 11 Proceedings
Voluntary Filing under Chapter 11

On the Petition Date, the Company Parties intend to commence the Chapter 11 Cases under the Bankruptcy Code in the Bankruptcy Court. As of the Petition Date, we intend to operate our businesses as a debtor-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. QVC Group and QVC, Inc intend to request approval from the Bankruptcy Court for a variety of “first day” motions to continue our ordinary course operations during the Chapter 11 Case.

Commencing the Chapter 11 Cases will constitute an event of default that accelerates the Company Parties’ respective obligations under the Debt Instruments. The Credit Facility and the QVC Notes provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. The exchangeable senior debentures provide that the amount accelerated is the greater of (x) the current principal amount of the exchangeable senior debentures or (y) the market value of the reference shares, plus all accrued and unpaid interest and all pass-through distributions due with respect to the reference shares shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments will be automatically stayed as a result of the Chapter 11 Cases, and the stakeholders’ rights of enforcement in respect of the Debt Instruments will be subject to the applicable provisions of the Bankruptcy Code, including the Automatic Stay. For additional information, including information on the Automatic Stay and other protections and the NYSE delisting, Refer to Item 1.

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

In the United States ("U.S."), QVC's televised shopping programs, including live and recorded content, are distributed across multiple channels nationally on a full-time basis, including QVC, QVC2, QVC3, HSN and HSN2. The Company's U.S. programming is also available on QVC.com and HSN.com, which we refer to as our "U.S. websites"; social platforms (including TikTok, Instagram and others); virtual multichannel video programming distributors (including Hulu + Live TV, DirecTV Stream and YouTube TV); applications via streaming video (including Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex and Samsung TV Plus); and mobile applications (collectively, our “Digital Platforms”).

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
Internationally, QVC's televised shopping programs, including live and recorded content, are distributed to households primarily in Japan, Germany, the United Kingdom (“U.K.”), and Italy. In some of the countries where QVC operates, QVC's televised shopping programs are distributed across multiple QVC channels: QVC Style and QVC2 in Germany and QVC Beauty, QVC Extra and QVC Style in the U.K. Similar to the U.S., our international businesses also engage customers via websites, mobile applications and social media pages. QVC's international business employs product sourcing teams who select products tailored to the interests of each local market.
The Company's Japanese operations ("QVC-Japan") are conducted through a joint venture with Mitsui & Co., LTD ("Mitsui"). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. QVC-Japan paid dividends to Mitsui of $44 million and $51 million in the years ended December 31, 2025 and 2024.
The Company is an indirect wholly-owned subsidiary of QVC Group. QVC Group is a portfolio of brands including Cornerstone Brands, Inc. ("CBI"), as well as other minority investments.
Strategies and Challenges
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
As of December 31, 2025, QVC’s net leverage ratio, as calculated under the Credit Facility, was greater than 4.5 to 1.0. Under the terms of the Fifth Amended and Restated Credit Agreement, this constitutes a breach of the financial covenant. Without a waiver under the Fifth Amended and Restated Credit Agreement, the lenders have the right, but not the obligation, to accelerate the loans and demand repayment from QVC for noncompliance with the net leverage ratio debt covenant; however such acceleration cannot occur until certain conditions are satisfied, including the expiration of a cure period during which QVC may take remedial action to cure the breach.
Under the indentures governing the senior secured notes, a default under the Credit Facility will only constitute an event of default under the indentures, and thus trigger the right, but not the obligation, of the noteholders to accelerate the senior secured notes and demand repayment if (i) the Credit Facility has been accelerated, (ii) there is a payment default under the Credit Facility or (iii) there is a foreclosure on collateral securing the Credit Facility. Accordingly, acceleration of the senior secured notes is not automatic upon a breach of the Credit Facility covenant; it is contingent upon the occurrence of one of these specified events under the Credit Facility.
The outstanding principal associated with the Credit Facility and senior secured notes is $5,046 million. As a result of the above-noted net leverage ratio and the maturity date of the Credit Facility, outstanding balances have been classified as a current liability in the consolidated balance sheet, as of December 31, 2025.
Additionally, as noted above in Item 1, on the Petition Date, commencing the Chapter 11 Cases will constitute an event of default that accelerates the Company Parties’ respective obligations under the Debt Instruments. The Credit Facility and the QVC Notes provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. The exchangeable senior debentures provide that the amount accelerated is the greater of (x) the current principal amount of the exchangeable senior debentures or (y) the market value of the reference shares, plus all accrued and unpaid interest and all pass-through distributions due with respect to the reference shares shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments will be automatically stayed as a result of the Chapter 11 Cases, and the stakeholders’ rights of enforcement in respect of the Debt Instruments will be subject to the applicable provisions of the Bankruptcy Code, including the Automatic Stay.

As a result of the risks and uncertainties associated with our Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact or timing of events that occur during our Chapter 11 Cases and the impact that those events will have on our business, financial condition and results of operations. Therefore, there remains substantial doubt about the Company’s ability to continue as a going concern.

On June 27, 2022, QVC Group announced a turnaround plan designed to stabilize and differentiate its core QVC-U.S and HSN. businesses and expand the Company's leadership in video streaming commerce (“Project Athens”). During 2022, QVC commenced the first phase of Project Athens, including actions to reduce inventory and a planned workforce reduction that was completed in February 2023. QVC recorded restructuring charges of $13 million during the year ended December 31, 2023 in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statement of operations. These initiatives were consistent with QVC’s strategy to operate more efficiently as it implements its turnaround plan.

During the second quarter of 2024, QVC entered into an agreement and announced a plan to shift its global operating model for IT services to a managed services model. As a result, during the year ended December 31, 2024 QVC recorded restructuring charges of $18 million in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statement of operations. The cash payments associated with this restructuring were substantially complete as of December 31, 2025.

On November 14, 2024, QVC announced a transition to the WIN strategy, targeting top-line growth through three central priorities: (i) ‘Wherever She Shops’ - aims to enhance customer interactions across diverse platforms; (ii) ‘Inspiring People & Products’ - fosters rich, engaging content experiences; and (iii) ‘New Ways of Working’ - emphasizes leveraging technology and process enhancements to streamline operations and fuel innovation. With the WIN strategy, QVC plans to broaden content outreach by creating dynamic, purpose-built experiences that resonate across social media and digital streaming channels. By optimizing our production studios and fostering continuous improvement, we envisage content creation as an integrated, efficient process that adapts to various platforms without losing the essence of our brand. We aim to grow audiences and redefine shopping experiences, ensuring that we meet our customers wherever they are while building on our heritage for sustained success.
On January 29, 2025, the Company announced the consolidation of its QVC and HSN operations at QVC’s Studio Park location in West Chester, PA, and the closing of the St. Petersburg, FL campus. The consolidation is part of QVC’s organizational and strategic changes intended to support its WIN strategy. As a result, QVC accelerated depreciation related to the closure of the St. Petersburg, FL campus, which was completed as of September 30, 2025 (the "Completion Date"), and recorded $45 million of incremental depreciation in 2025 through the Completion date. On March 27, 2025, QVC announced a plan to reorganize teams across the Company as part of the WIN strategy, which is intended to increase revenue through growth initiatives while maintaining Adjusted OIBDA margin. As a result of the reorganization, QVC recorded $34 million and $19 million of restructuring charges at QxH and QVC International, respectively, during the year ended December 31, 2025 in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statement of operations. During the year ended December 31, 2025, the Company paid $37 million related to these charges.
In September 2025, QVC entered into agreements to sell the St. Petersburg properties to independent third parties. Two of the St. Petersburg property sales closed in December 2025. The sale of the remaining property is expected to be completed within the next twelve months. As of December 31, 2025, the remaining long-lived assets of $17 million, all within QxH, were included in assets held for sale noncurrent in the consolidated balance sheet.
In August 2025, the Board of Directors (the "Board") of QVC Group implemented a revised compensation structure for QVC Group's senior executives (collectively, the "Senior Executives") and a large number of existing participants in QVC Group's incentive compensation programs (together the "Eligible Employees").
•QVC Group has determined to guarantee to each Eligible Employee who remains employed through the end of 2026 cash payments generally equal to the following: (i) for certain senior executives, 50% of their target variable compensation for 2025 and 100% of their target variable compensation for 2026, and (ii) for all other Eligible Employees (except the Senior Executives), 50% of their target variable compensation for 2025 and 2026 (the payments described in (i) and (ii), the “Guaranteed Compensation”). With the exception of the Senior Executives as described below, 25% of the 2025 Guaranteed Compensation related to all other Eligible Employees was substantially earned and paid as of September 30, 2025, with the remainder earned and paid as of January 2026. Additionally, the 2026 Guaranteed Compensation for all other Eligible Employees, with the exception of the Senior Executives as described below, will be earned and paid on a quarterly basis through the end of 2026.
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
As a result of this compensation change the 2025 restricted stock grants and a portion of a 2025 performance award grant were canceled. Additionally, the expense associated with the impacted awards (the 2025 restricted stock grants and a portion of a 2025 performance award grant) will no longer qualify as stock-based compensation expense, beginning in the fourth quarter of 2025.

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
The current economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate, has impacted and could continue to adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls, to varying degrees, during times of economic instability and inflationary pressures. Economic tensions and changes and uncertainty relating to international trade policies, including, for example, the recent widespread tariffs announced by the U.S. on its major trading partners, higher tariffs on imported goods and materials, actions taken in response (such as retaliatory tariffs or other trade protectionist measures or the renegotiation of free trade agreements), have increased inflationary cost pressures and recessionary fears. In February 2026, the U.S. Supreme Court struck down the sweeping tariffs that the U.S. government had imposed through the executive orders issued pursuant to the International Emergency Economic Powers Act. Shortly thereafter, the U.S. government issued a series of orders to comply with the ruling, while also announcing new temporary tariffs for a 150 day period beginning February 24, 2026. Tariffs and international trade arrangements will continue to change, potentially without warning and to an extent or duration that is difficult to predict. Global financial markets have experienced and may continue to experience, disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including Europe and Japan, continue to be uncertain or deteriorate, our customers may respond by further suspending, delaying or reducing their discretionary spending. Any further suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Such weak economic conditions may also inhibit our expansion into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects.
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
Sale-leaseback Transactions
In November 2022, QVC entered into agreements to sell two properties located in Germany and the U.K. to an independent third party. Under the terms of the agreements, QVC received net cash proceeds of $182 million related to its German and U.K. facilities when the sales closed in January 2023. Concurrent with the sale, QVC entered into agreements to lease each of the properties back from the purchaser over an initial term of 20 years with the option to extend the terms of the property leases for up to four consecutive terms of five years. QVC recognized a $113 million gain related to the successful sale leaseback of the German and U.K. properties during the first quarter of 2023 calculated as the difference between the aggregate consideration received and the carrying value of the properties.

Impairment Risk
As a result of recent financial performance, macroeconomic conditions and credit rating downgrades, it was determined, during the second quarter of 2025, that an indication of impairment existed for the QxH reporting unit related to the QVC and HSN tradenames and goodwill. The Company recorded an impairment related to the QxH reporting unit, in which the goodwill was determined to be fully impaired. Additionally, an impairment was recorded related to the QVC and HSN tradenames and the carrying value was written down to fair value. As a result, the fair values of intangible assets within the QxH reporting unit do not significantly exceed their carrying values (refer to note 6 of the accompanying consolidated financial statements). The Company will continue to monitor current business performance versus the current and updated long-term forecasts, among other relevant considerations, to determine if the carrying value of its assets (including intangible assets) at each reporting unit is appropriate. Future outlook declines in revenue, cash flows, macroeconomic factors, business conditions, or other factors could result in a sustained decrease in fair value that may result in a determination that carrying value adjustments are required, which could be material.

Results of Operations
QVC's operating results were as follows:

	Years ended December 31,
(in millions)	2025	2024
Net revenue - U.S. GAAP	$8,293	8,997
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	5,505	5,905
Operating expenses	637	693
Advertising expenses	369	312
Selling, general and administrative excluding stock-based compensation and advertising	972	989
Adjusted OIBDA (defined below) - non-U.S. GAAP	810	1,098
Depreciation and amortization	369	351
Impairment of intangible assets	930	578
Impairment of goodwill	1,465	902
Gains on sales of assets and sale leaseback transactions	(5)	(1)
Restructuring, penalties and fire related costs, net of (recoveries)	53	18
Stock-based compensation	15	20
Operating (loss) income - U.S. GAAP	(2,017)	(770)
Other (expense) income:
Interest expense	(286)	(267)
Interest income	35	16
Other (expense) income	(12)	2
	(263)	(249)
Earnings (loss) before income taxes	(2,280)	(1,019)
Income tax (expense) benefit	153	(3)
Net earnings (loss)	(2,127)	(1,022)
Less: net (earnings) loss attributable to the noncontrolling interest	(41)	(47)
Net earnings (loss) attributable to QVC, Inc. stockholder	$(2,168)	(1,069)
Net revenue
Net revenue for each of QVC's segments was as follows:

	Years ended December 31,
(in millions)	2025	2024
QxH	$5,936	6,598
QVC-International	2,357	2,399
Consolidated QVC	$8,293	8,997
QVC's consolidated net revenue decreased $704 million, or 7.8% for the year ended December 31, 2025. The $704 million decrease in 2025 net revenue was primarily due to an 8% decrease in units shipped primarily attributable to QxH. The decrease was also driven by a 1.2% decrease in average selling price per unit (“ASP”) primarily driven by QVC-International and to a lesser extent QxH and a $57 million decrease in shipping and handling revenue attributable to QxH. These decreases to net revenue were partially offset by a $198 million decrease in estimated product returns attributable to QxH and $66 million in favorable foreign exchange rates.

During the year ended December 31, 2025 the changes in revenue and expenses were affected by changes in the exchange rates for the Euro, the U.K. Pound Sterling and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow is likely to be negatively affected.
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
The percentage change in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Year ended December 31, 2025			Year ended December 31, 2024
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	(10.0)%	—%	(10.0)%	(5.7)%	—%	(5.7)%
QVC-International	(1.7)%	2.8%	(4.5)%	(2.2)%	(2.0)%	(0.2)%
In 2025, QxH's net revenue decline of $662 million, or 10%, was attributable to a 10.6% decrease in units shipped and a $53 million decrease in shipping and handling revenue. These declines were partially offset by a $156 million decrease in estimated product returns. For the year ended December 31, 2025, QxH experienced shipped sales declines across all product categories. QVC-International’s net revenue declined $108 million, or 4.5% in constant currency, primarily due to a 2.7% decrease in units shipped across all markets except the U.K. and a 2.5% decrease in ASP across all markets except Italy. These declines were primarily offset by a $42 million decrease in estimated product returns. For the year ended December 31, 2025, QVC-International experienced shipped sales declines in constant currency across all product categories.

Cost of goods sold (exclusive of depreciation and amortization)
QVC's cost of goods sold as a percentage of net revenue was 66.4% and 65.6% for years ended December 31, 2025 and 2024, respectively. The increase in cost of goods sold as a percentage of revenue in 2025 was primarily due to higher fulfillment costs across both segments driven by increased freight rates and warehousing costs and higher product costs driven by tariffs at QxH. These increases were partially offset by improved margins on returns at QxH.

Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and telecommunications expenses. Operating expenses were 7.7% of net revenue for each of the years ended December 31, 2025 and 2024.

Advertising
QVC recorded $369 million and $312 million of advertising expenses for the years ended December 31, 2025 and 2024, respectively. QVC’s advertising expenses increased $57 million, or 18.3% for the year ended December 31, 2025 in comparison to the corresponding prior year attributable to a $53 million increase in advertising investments at QxH driven by increased focus on social and streaming platforms in the current year.
Selling, general and administrative expenses excluding stock-based compensation and advertising
QVC's selling, general, and administrative expenses (“SG&A”) excluding stock-based compensation and advertising include personnel, information technology (“IT”), production costs and the provision for doubtful accounts. Such expenses decreased $17 million for the year ended December 31, 2025 as compared to the prior year and increased as a percentage of revenue from 11.0% to 11.7% of net revenue .
The decrease in expense in 2025 resulted from a $54 million decrease in personnel costs attributable to QxH resulting from lower wages due to the reorganization of teams across the Company as part of the WIN strategy announced at the end of the first quarter of 2025 as well as a workforce reduction associated with the shift in the IT operating model that occurred in the second quarter of the prior year. The decrease was partially offset by a $25 million increase in management bonus expense primarily attributable to the cancellation of all QVCGA stock-settled and cash-settled RSU awards granted during 2025 that were replaced with a cash award (see note 10 of the accompanying consolidated financial statements) and a $16 million increase in professional services expense.

Depreciation and amortization

Depreciation and amortization consisted of the following:

	Years ended December 31,
(in millions)	2025	2024
Property and equipment depreciation	$118	77
Customer relationships amortization	47	47
Television distribution right amortization	73	80
Software amortization	131	147
Total amortization	251	274
Total depreciation and amortization	$369	351

For the year ended December 31, 2025, property and equipment depreciation increased primarily due to $45 million of accelerated depreciation of the St. Petersburg, FL campus and associated assets as a result of the closure completed in the third quarter of 2025. The decrease in amortization expense was driven by lower software amortization as a result of assets that fully amortized during 2024. The decrease in television distribution right amortization and related expenses for the year ended December 31, 2025 was due to lower subscriber counts.

Impairment of intangible assets
QVC recorded intangible asset impairment losses of $930 million and $578 million for the years ended December 31, 2025 and 2024, respectively, related to the decrease in the fair value of the QVC and HSN tradenames as a result of quantitative assessments performed by the Company (refer to note 6 to the accompanying consolidated financial statements).

Impairment of goodwill
QVC recorded goodwill impairment losses of $1,465 million and $902 million for the years ended December 31, 2025 and 2024, respectively, related to a decrease in the fair value of the QxH reporting unit as a result of quantitative assessments performed by the Company (refer to note 6 to the accompanying consolidated financial statements).
Gains on sales of assets and sale-leaseback transactions
QVC recorded $5 million gains on sales of assets and sale-leaseback transactions for the year ended December 31, 2025 primarily related to the closing of two of the St. Petersburg property sales. QVC recorded $1 million of gain on sale of assets and sale leaseback transactions for the year ended December 31, 2024 related to the sale-leaseback of a property in Germany.
Restructuring, penalties and fire related costs, net of (recoveries)
QVC recorded restructuring charges of $53 million and $18 million for the years ended December 31, 2025 and 2024, respectively, in restructuring, penalties and fire related costs, net of recoveries. For the year ended December 31, 2025, QVC recorded restructuring charges of $34 million and $19 million at QxH and QVC International, respectively, to reorganize teams across the Company as part of the WIN strategy (refer to note 12 to the accompanying consolidated financial statements). For the year ended December 31, 2024, QVC recorded restructuring charges of $18 million related to the shift in QVC’s IT operating model with a resulting workforce reduction.

Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock granted to certain officers and employees. QVC recorded $15 million and $20 million of stock-based compensation expense for the years ended December 31, 2025 and 2024, respectively. The decrease in 2025 was primarily related to the cancellation of all QVCGA stock-settled and cash-settled RSU awards granted during 2025 (refer to note 10 to the accompany consolidated financial statements).

Interest expense
QVC recorded $286 million and $267 million of interest expense for the years ended December 31, 2025 and 2024, respectively. The increase in interest expense during the year ended December 31, 2025 was primarily due to higher outstanding debt during 2025.
Interest income
QVC recorded $35 million and $16 million of interest income for the years ended December 31, 2025 and 2024, respectively. The increase in interest income during the year ended December 31, 2025 was primarily due to higher invested cash balances during the current year.
Other (expense) income
QVC recorded $12 million of other expense and $2 million of other income for the for the years ended December 31, 2025 and 2024, respectively. Other (expense) income is primarily related to foreign exchange gains and losses. Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the consolidated statements of operations. The change in foreign currency gain (loss) was due to variances in short-term loans, interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.
Income taxes

	Years ended December 31,
	2025	2024
Earnings (loss) before income taxes	$(2,280)	(1,019)
Income tax (expense) benefit	153	(3)
Effective income tax rate	6.7%	(0.3)%

For the year ended December 31, 2025, income tax benefit differs from the U.S. federal income tax rate of 21% primarily due to goodwill impairment losses of $1,465 million and tradename impairment losses of $930 million that are not deductible for tax purposes (see note 6 of the accompanying consolidated financial statements).

For the year ended December 31, 2024, income tax expense differs from the U.S. federal income tax rate of 21% primarily due to goodwill impairment losses of $902 million and tradename impairment losses of $578 million that are not deductible for tax purposes (see note 6 of the accompanying consolidated financial statements).

Adjusted Operating Income before Depreciation and Amortization (Adjusted OIBDA)
To provide investors with additional information regarding our financial statements, we disclose Adjusted OIBDA (defined below), which is a non-U.S. generally accepted accounting principles ("U.S. GAAP") measure. QVC defines Adjusted OIBDA as operating (loss) income plus depreciation and amortization, impairment of goodwill and intangible assets, stock-based compensation and excluding restructuring, penalties and fire related costs, net of recoveries and gains on sale of assets and sale-leaseback transactions. QVC's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate the businesses and make decisions about allocating resources among the businesses. QVC believes that this is an important indicator of the operational strength and performance of the segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows QVC to view operating results, perform analytical comparisons and perform benchmarking among its businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.

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

	Years ended December 31,
(in millions)	2025	2024
Operating (loss) income - U.S. GAAP	$(2,017)	(770)
Depreciation and amortization	369	351
Impairment of intangible assets	930	578
Impairment of goodwill	1,465	902
Gains on sales of assets and sale leaseback transactions	(5)	(1)
Restructuring, penalties and fire related costs, net of (recoveries)	53	18
Stock-based compensation	15	20
Adjusted OIBDA - Non-U.S. GAAP	$810	1,098
QVC Adjusted OIBDA decreased by $288 million for the year ended December 31, 2025. The decrease for the year ended December 31, 2025 is due to a $248 million decrease at QxH and an $40 million decrease at QVC-International.
Seasonality
QVC's business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, QVC has earned, on average, between 23% and 24% of its revenue in each of the first three quarters of the year and between 29% and 30% of its revenue in the fourth quarter of the year.
Financial Position, Liquidity and Capital Resources
General
The following are potential sources of liquidity: available cash balances, equity issuances, dividend and interest receipts, proceeds from asset sales, and cash generated by the operating activities of our wholly-owned subsidiaries. Cash generated by the operating activities of our subsidiaries is only a source of liquidity to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted. In general, QVC uses this cash to fund its operations, make capital purchases, make dividend payments to QVC Group, make interest payments and minimize QVC's outstanding senior secured credit facility balance. The Company expects that cash on hand and cash provided by operating activities in future periods will be sufficient to fund projected uses of cash, except for any principal amount of the Credit Facility and senior secured notes that may become due and payable as a result of noncompliance with the net leverage ratio and the Chapter 11 cases, as described above.
As of December 31, 2025, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
Senior Secured Notes
On February 18, 2025, QVC repaid the remaining 4.45% Senior Secured Notes due 2025, at maturity, using availability on the Credit Facility and cash on hand.

During prior years, QVC issued $400 million principal amount 5.45% senior secured notes due 2034 at an issue price of 99.784%, $300 million principal amount of 5.95% senior secured notes due 2043 at an issue price of 99.973%, $225 million of the 2067 Notes at par, and $500 million of the 2068 Notes at par.

On September 11, 2024, QVC commenced a private offer to existing bondholders to exchange any and all of QVC’s outstanding 2027 Notes for $350 principal amount of QVC’s newly-issued 2029 Notes and $650 in cash per $1,000 principal amount of 2027 Notes exchanged, and any and all of QVC’s outstanding 2028 Notes for $1,000 principal amount of the 2029 Notes per $1,000 principal amount of 2028 Notes exchanged (the “Exchange”), and a private offer to purchase 2027 Notes and 2028 Notes for cash from holders who were not eligible to participate in the private exchange offer. On September 25, 2024, QVC issued an aggregate principal amount of $605 million in 2029 Notes and paid $352 million in cash consideration (including $277 million contributed by QVC Group) in exchange for $531 million of the 2027 Notes and $428 million of the 2028 Notes. The Exchange was accounted for as a debt modification in accordance with U.S. GAAP and fees paid to third parties were included in other expense in the consolidated statement of operations for the year ended December 31, 2024.
QVC’s senior secured notes contain certain covenants, including certain restrictions on it and its restricted subsidiaries (subject to certain exceptions), with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; and restricting subsidiary distributions.
Under both the Fifth Amended and Restated Credit Agreement and the indentures governing the senior secured notes, QVC is permitted to make unlimited dividends to service the debt of its parent entities so long as it is not in default under those agreements and to make certain restricted payments to QVC Group under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries. As a result of the breach of financial covenant under the Fifth Amended and Restated Credit Agreement, QVC is no longer permitted to make unlimited dividends to service the debt of its parent entities to QVC Group. QVC can continue to make certain restricted payments to QVC Group under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.

Senior Secured Credit Facility
On October 27, 2021, QVC entered into the Fifth Amended and Restated Credit Agreement (the "Credit Agreement") with CBI and QVC Global Corporate Holdings, LLC ("QVC Global"), each a direct or indirect wholly owned subsidiary of QVC Group, as borrowers (collectively, the “Borrowers”). The Credit Facility is a multi-currency facility providing for a $3.25 billion revolving credit facility, with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. The Credit Facility may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings bear interest at either the alternate base rate (“ABR Rate”) or a London Inter-bank Offered Rate ("LIBOR")-based rate (or the applicable non-U.S. Dollar equivalent rate) (“Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated net leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated net leverage ratio. Each loan may be prepaid at any time and from time to time without penalty, other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if QVC Global or any other borrower (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid may be reborrowed.
On June 20, 2023, QVC, QVC Global and CBI, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto entered into an agreement whereby, in accordance with the Credit Agreement, LIBOR-based rate loans denominated in U.S. dollars made on or after June 30, 2023 would be replaced with Secured Overnight Financing Rate ("SOFR")-based rate loans. Borrowings that are SOFR-based loans will bear interest at a per annum rate equal to the applicable SOFR rate, plus a credit spread adjustment, plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated net leverage ratio.
On April 1, 2025, CBI was removed as a borrower under the Credit Agreement. CBI had no outstanding borrowings under the Credit Facility at the time of its removal from the Credit Agreement.
The loans under the Credit Facility are scheduled to mature on October 27, 2026. Payment of the loans may be accelerated following certain customary events of default. Refer to note 1, for additional discussion regarding the Company's Chapter 11 Cases, noncompliance with the net leverage ratio, as of December 31, 2025 and a discussion regarding the Company’s substantial doubt about its ability to continue as a going concern.

As a result of noncompliance with the net leverage ratio, no additional borrowings are available under the Fifth Amended and Restated Credit Agreement. The interest rate on the Credit Facility was 5.45% and 6.06% at December 31, 2025 and 2024, respectively.

The payment and performance of the Borrowers’ obligations under the Credit Agreement are guaranteed by each of QVC’s and QVC Global’s Material Domestic Subsidiaries (as defined in the Credit Agreement), if any, and certain other subsidiaries of any Borrower that such Borrower has chosen to provide guarantees. Further, the borrowings under the Fifth Amended and Restated Credit Agreement are secured, pari passu with QVC’s existing notes, by a pledge of all of QVC’s equity interests.
The Credit Agreement contains certain affirmative and negative covenants, including certain restrictions on the Borrowers and each of their respective restricted subsidiaries (subject to certain exceptions) with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; dissolving, consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; restricting subsidiary distributions; and limiting the Borrowers’ consolidated net leverage ratio.

Parent Issuer and Subsidiary Guarantor Summarized Financial Information

The following information contains the summarized financial information for the combined parent (QVC, Inc.) and subsidiary guarantors (Affiliate Relations Holdings, Inc.; Affiliate Investment, Inc.; AMI 2, Inc.; ER Marks, Inc.; QVC Global Corporate Holdings, LLC; QVC GCH Company, LLC; QVC Rocky Mount, Inc.; QVC San Antonio, LLC; QVC Global Holdings I, Inc.; HSN, Inc; HSNi, LLC; HSN Holding LLC; Home Shopping Network En Espanol, L.P.; Home Shopping Network En Espanol, L.L.C.; Ingenious Designs LLC; NLG Merger Corp.; Ventana Television, Inc.; and Ventana Television Holdings, Inc.) pursuant to Rules 3-10, 13-01 and 13-02 of Regulation S-X.

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

Summarized financial information for the most recent annual period was as follows:

Combined Parent-QVC, Inc. and Subsidiary Guarantors
December 31, 2025
Current assets	$2,693
Intercompany payable to non-guarantor subsidiaries	(2,274)
Note receivable - related party	1,740
Noncurrent assets	1,784
Current liabilities	5,906
Noncurrent liabilities	405

Combined Parent-QVC, Inc. and Subsidiary Guarantors
Year ended December 31, 2025
Net revenue	$6,481
Net revenue less cost of goods sold	2,684
Loss before taxes	(2,389)
Net loss	(2,127)
Net loss attributable to QVC, Inc. Stockholder	(2,168)

Other Debt Related Information
As described above in note 1, as of December 31, 2025 QVC is not in compliance with the net leverage ratio, as calculated under the Credit Facility. Under the terms of the Fifth Amended and Restated Credit Agreement, this constitutes a breach of the financial covenant.

The weighted average interest rate applicable to all outstanding debt (excluding finance leases) prior to amortization of bond discounts and related debt issuance costs was 5.8% and 5.9% as of December 31, 2025 and 2024, respectively.

Under both the Fifth Amended and Restated Credit Agreement and the indentures governing the senior secured notes, QVC is permitted to make unlimited dividends to service the debt of its parent entities so long as it is not in default under those agreements and to make certain restricted payments to QVC Group under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries. As a result of the breach of financial covenant under the Fifth Amended and Restated Credit Agreement, QVC is no longer permitted to make unlimited dividends to service the debt of its parent entities to QVC Group. QVC can continue to make certain restricted payments to QVC Group under an intercompany tax sharing agreement in respect of certain tax obligations of QVC and its subsidiaries.
As a result, QVC Group will, in many instances, be permitted to rely on QVC’s cash flow for servicing QVC Group’s debt. These events may increase accumulated deficit or require QVC to borrow under the Credit Facility, to the extent available, increasing QVC’s leverage and decreasing liquidity. QVC has made significant distributions to QVC Group in the past.
During the year ended December 31, 2025, QVC Group and certain of its subsidiaries experienced multiple credit rating downgrades by Fitch Ratings, Moody’s Ratings and S&P Global Ratings, including reductions in QVC’s long-term issuer and senior secured ratings. A downgrade of QVC's credit ratings and rating outlooks has adversely affected, and will likely continue to adversely affect, the market prices of its debt securities and its access to capital, and may trigger additional collateral or funding requirements or the imposition of financial or other burdensome covenants. See Part I, Item 1A. "Risk Factors" in this Annual Report on Form 10-K for additional information.
Additional Cash Flow Information
During the year ended December 31, 2025, QVC's primary uses of cash were $586 million of principal repayment of senior secured notes, $282 million of principal payments of our senior secured credit facility and finance lease obligations, $225 million of capital and television distribution rights expenditures, $44 million in dividend payments from the Company’s Japanese operations ("QVC-Japan") to Mitsui & Co. LTD (“Mitsui”) and $42 million of dividends to QVC Group. These uses of cash were funded primarily with $1,986 million of principal borrowings from our senior secured credit facility and $419 million of cash provided by operating activities. As of December 31, 2025, QVC's cash, cash equivalents and restricted cash balance was $1,557 million.
As of December 31, 2025, $329 million of the $1,557 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 35% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
The change in cash provided by operating activities for the year ended December 31, 2025 compared to the previous year was primarily due to changes in working capital items. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

Other
QVC’s material cash requirements for the next year, outside of normal operating expenses, include the costs to service outstanding debt, expenditures for affiliation agreements with television providers, and capital expenditures. Capital expenditures are expected to be between $170 and $190 million. The Company also may make dividend payments to QVC Group. Refer to the off-balance sheet arrangements and aggregate contractual obligations table below for a summary of other material cash requirements. The Company expects that cash on hand and cash provided by operating activities in future periods will be sufficient to fund projected uses of cash, except for any principal amount of the Credit Facility and senior secured notes that may become due and payable as a result of noncompliance with the net leverage ratio and the Chapter 11 Cases, as described above.

Subject to Bankruptcy Court approval and the terms of the Plan, the Company may from time to time repurchase any level of its outstanding debt through open market purchases, privately negotiated transactions, redemptions, tender offers or otherwise. Repurchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

Off-balance Sheet Arrangements and Aggregate Contractual Obligations
Information concerning the amount and timing of cash requirements, both accrued and off-balance sheet, under our contractual obligations at December 31, 2025 is summarized below:

	Payments due by period
(in millions)	2026	2027	2028	2029	2030	Thereafter	Total
Debt (1)(2)	$2,900	44	72	605	—	1,425	5,046
Interest payments (3)	265	131	130	106	85	2,025	2,742
Operating lease obligations	89	88	87	88	89	631	1,072
Purchase obligations and other (4)	2,037	124	124	101	—	—	2,386
(1) As discussed above, the senior secured notes have been classified as a current liability in the consolidated Balance Sheet, as of December 31, 2025. The table above reflects the contractual maturities of the senior secured notes.

(2) Amounts exclude the issue discounts on the 5.45% Senior Secured Notes due 2034 and 5.95% Senior Secured Notes due 2043.
(3) Amounts (i) are based on the terms of our senior secured notes and (ii) assumes that our existing debt is repaid at maturity
(4) Amounts include open purchase orders for inventory and non-inventory purchases along with other contractual obligations, regardless of our ability to cancel such obligations
Critical Accounting Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires QVC to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates under different assumptions or conditions. Estimates include, but are not limited to, sales returns, uncollectible receivables, inventory net realizable value, depreciable lives of fixed assets and internally developed software, and valuation of acquired intangible assets and goodwill. QVC bases its estimates on historical experience and on various other assumptions that QVC believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions. In addition, as circumstances change, QVC may revise the basis of its estimates accordingly.

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
For the year ended December 31, 2025, the intangible assets not subject to amortization for each of our reportable segments were as follows:

(in millions)	Goodwill	Tradenames	Total
QxH	$—	1,190	1,190
QVC-International	800	—	800
Balance as of December 31, 2025	$800	$1,190	$1,990
We perform our annual assessment of the recoverability of our goodwill and other non-amortizable intangible assets during the fourth quarter of each year, or more frequently, if events or circumstances indicate impairment may have occurred. We perform goodwill impairment testing at the reporting unit level, which is defined in accounting guidance in accordance with U.S. GAAP as an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company considers its reporting units to align with its operating segments.

QVC may utilize a qualitative assessment for determining whether a quantitative goodwill and other non-amortizable intangible asset impairment analysis is necessary. The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether an impairment exists. In evaluating goodwill on a qualitative basis, QVC reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there were any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges and the legal environments, and how these factors might impact country specific performance in future periods.

As part of the analysis the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior years for other purposes. For each of the years ended December 31, 2025, 2024 and 2023, respectively, impairments of $1,465 million, $902 million and $326 million related to the QxH reporting unit goodwill were recorded in impairment of goodwill in the consolidated statements of operations.

The Company recorded impairments of $930 million and $578 million for each of the years ended December 31, 2025 and 2024 related to the tradenames associated with QVC and HSN in the QxH reporting unit.
The quantitative goodwill impairment test compares the estimated fair value of a reporting unit to its carrying value. The Company determines fair values for each of the reporting units using a discounted cash flow model (a form of the income approach). Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in QVC Group's valuation analyses are based on management's best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts.

Following our annual impairment assessment performed during the fourth quarter of 2025, it was determined that the fair values of non-amortizable intangible assets at the QxH reporting unit do not significantly exceed their carrying values. The Company will continue to monitor current business performance versus the current and updated long-term forecasts, among other relevant considerations, to determine if the carrying value of its assets (including intangible assets) at each reporting unit is appropriate. Future outlook declines in revenue, cash flows, macroeconomic factors, business conditions, or other factors could result in a sustained decrease in fair value that may result in a determination that carrying value adjustments are required, which could be material.
Retail related adjustments and allowances
QVC records adjustments and allowances for sales returns, inventory net realizable value and uncollectible receivables. Each of these adjustments is estimated based on historical experience. Sales returns are calculated as a percent of sales and are netted against revenue in the consolidated statement of operations. Sales returns represented 15.3%, 15.9% and 16.3% of gross product revenue for the years ended December 31, 2025, 2024 and 2023, respectively. Assessments about the realizability of inventory require the Company to make judgments based on the aging of its inventory balance, the likely method of disposition, and the estimated recoverable values based on historical experience of inventory markdowns and liquidation. Any change in estimate of net realizable value is included in cost of goods sold in the consolidated statements of operations. Inventories were $832 million and $901 million as of December 31, 2025 and 2024, respectively. The allowance for credit losses is calculated as a percent of trade receivable at the end of a reporting period, and it is based on historical experience, with the change in such allowance being recorded as a provision for credit losses in SG&A in the consolidated statements of operations. Trade accounts receivable (including installment payment, credit card and customer receivables) was $983 million and $1,140 million, as of December 31, 2025 and 2024, respectively. Allowance for credit losses related to uncollectible trade accounts receivable was $64 million and $75 million as of December 31, 2025 and 2024, respectively. Each of these adjustments requires management judgment. Actual results could differ from management's estimates.
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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at December 31, 2025. As discussed above, the senior secured notes have been classified as a current liability in the consolidated balance sheet, as of December 31, 2025. The table below reflects the contractual maturities of the senior secured notes.

(in millions, except percentages)	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	44	72	605	—	1,425	2,146	846
Weighted average interest rate on fixed rate debt	—%	4.8%	4.4%	6.9%	—%	6.0%	6.2%	N/A
Variable rate debt (1)	$2,900	—	—	—	—	—	2,900	2,900
Average interest rate on variable rate debt	5.5%	—%	—%	—%	—%	—%	5.5%	N/A
(1) Amounts exclude the issue discounts on the 5.45% Senior Secured Notes due 2034 and 5.95% Senior Secured Notes due 2043.
N/A - Not applicable.

Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for each of the years ended December 31, 2025, 2024 and 2023 would have been impacted by approximately $3 million for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The Credit Agreement historically provided QVC with the ability to borrow in multiple currencies to somewhat mitigate foreign currency exchange rate risks. As of December 31, 2025, 2024 and 2023, no borrowings in foreign currencies were outstanding.
Item 8. Financial Statements and Supplementary Data
The consolidated financial statements of QVC are filed under this Item 8, beginning on page II-24. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2025. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

See page II-22 for Management's Report on Internal Control Over Financial Reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
Insider Trading Arrangements

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of the Company is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as such term is defined in Rules 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company’s management, with participation of the Executives, evaluated the effectiveness of internal control over financial reporting as of December 31, 2025, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective.

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

Report of Independent Registered Public Accounting Firm
To the Stockholder-Director
QVC, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of QVC, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company’s Credit Facility matures on October 27, 2026. In addition, the Company has exceeded their net leverage ratio as of December 31, 2025, which constitutes a breach of the financial covenant. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Sufficiency of audit evidence over revenue
As discussed in note 9 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company generated $8,293 million of revenue for the year ended December 31, 2025. Substantially all of the Company’s customer orders, fulfillment and delivery services are dependent upon the use of information technology (IT) systems.

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
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the processing and recording of revenue, including the IT systems tested. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain general IT, and automated internal controls over the IT systems used for the processing and recording of revenue, as well as certain internal controls to reconcile information produced by the various systems to the Company’s general ledger. We assessed the revenue recorded by comparing cash receipts, adjusted for reconciling items, to the revenue recorded in the general ledger. We evaluated the sufficiency of audit evidence obtained over revenue by assessing the results of procedures performed, including the appropriateness of such evidence.
Fair values of the QxH reporting unit and tradenames with indefinite lives
As discussed in notes 2 and 6 to the consolidated financial statements, the Company’s reporting units align with its operating segments and the QxH operating segment goodwill balance was $0 as of December 31, 2025. Tradenames with indefinite lives were $1,190 million as of December 31, 2025. The Company performs goodwill and indefinite-lived intangible asset impairment testing on an annual basis and more frequently if events and circumstances indicated that the asset might be impaired. The fair value of the QxH reporting unit was determined using a discounted cash flow method, and a goodwill impairment of $1,465 million was recorded. The fair value of tradenames with indefinite lives was determined using the relief from royalty method and a tradename impairment of $930 million was recorded. The impairment losses were recorded in the second quarter of 2025.
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
Philadelphia, Pennsylvania
April 15, 2026

QVC, Inc.
Consolidated Balance Sheets
December 31, 2025 and 2024

(in millions, except share amount)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,496	297
Trade and other receivables, net of allowance for credit losses of $76 and $89 million, respectively (note 4)	1,016	1,134
Inventories, net	832	901
Other current assets	219	172
Total current assets	3,563	2,504
Property and equipment, net of accumulated depreciation of $897 and $891 million, respectively (note 5)	316	410
Goodwill (note 6)	800	2,204
Tradenames	1,190	2,120
Intangible assets subject to amortization, net (note 6)	315	385
Operating lease right-of-use assets (note 8)	461	482
Note receivable - related party (note 13)	1,740	1,740
Other noncurrent assets	54	44
Assets held for sale noncurrent (note 12)	17	—
Total assets	$8,456	9,889
Liabilities and equity
Current liabilities:
Accounts payable	664	722
Accrued liabilities	727	874
Current portion of debt (note 7)	$5,023	585
Other current liabilities	52	52
Total current liabilities	6,466	2,233
Long-term debt (note 7)	1	3,313
Deferred income tax liabilities (note 11)	173	394
Long-term operating lease liabilities (note 8)	460	475
Other liabilities	88	105
Total liabilities	7,188	6,520
Commitments and contingencies (note 12)
Equity:
Stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	11,205	11,201
Accumulated deficit	(9,748)	(7,538)
Accumulated other comprehensive loss	(262)	(370)
Total stockholder's equity	1,195	3,293
Noncontrolling interest in equity of subsidiary	73	76
Total equity	1,268	3,369
Total liabilities and equity	$8,456	9,889
See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Operations
Years ended December 31, 2025, 2024 and 2023

(in millions)	2025	2024	2023
Total revenue, net	$8,293	8,997	9,449
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	5,505	5,905	6,273
Operating expense	637	693	739
Selling, general and administrative, including stock-based compensation	1,356	1,321	1,403
Depreciation and Amortization	369	351	372
Impairment of intangible assets (note 6)	930	578	—
Impairment of goodwill (note 6)	1,465	902	326
Gains on sales of assets and sale leaseback transactions	(5)	(1)	(113)
Restructuring, penalties and fire related costs, net of (recoveries) (note 12)	53	18	(196)
	10,310	9,767	8,804
Operating (loss) income	(2,017)	(770)	645
Other (expense) income:
Interest expense	(286)	(267)	(247)
Interest income	35	16	19
Other (expense) income	(12)	2	(1)
	(263)	(249)	(229)
Earnings (loss) before income taxes	(2,280)	(1,019)	416
Income tax (expense) benefit	153	(3)	(205)
Net earnings (loss)	(2,127)	(1,022)	211
Less: net (earnings) loss attributable to the noncontrolling interest	(41)	(47)	(52)
Net earnings (loss) attributable to QVC, Inc. stockholder	$(2,168)	(1,069)	159

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2025, 2024 and 2023

(in millions)	2025	2024	2023
Net earnings (loss)	$(2,127)	(1,022)	211
Foreign currency translation adjustments, net of tax	108	(87)	15
Total comprehensive earnings (loss)	(2,019)	(1,109)	226
Comprehensive earnings (loss) attributable to noncontrolling interest	(41)	(40)	(45)
Comprehensive earnings (loss) attributable to QVC, Inc. shareholder	$(2,060)	(1,149)	181
See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Cash Flows
Years ended December 31, 2025, 2024 and 2023

(in millions)	2025	2024	2023
Cash flows from operating activities:
Net earnings (loss)	$(2,127)	(1,022)	211
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and Amortization	369	351	372
Impairment of intangibles assets	930	578	—
Impairment of goodwill	1,465	902	326
Stock-based compensation	15	20	37
Gains on sales of assets and sale leaseback transactions	(5)	(1)	(113)
Deferred income tax expense (benefit)	(222)	(225)	55
Non-cash lease expense	101	105	101
Other charges, net	(1)	(16)	(31)
Gain on insurance proceeds, net of fire related costs	—	—	(225)
Insurance proceeds received for operating expenses and business interruption losses	—	—	226
Changes in operating assets and liabilities
Decrease (increase) in trade and other receivables	118	142	38
Decrease (increase) in inventories	92	(53)	184
Decrease (increase) in other current assets	4	6	(14)
(Decrease) increase in accounts payable	(72)	(102)	(1)
(Decrease) increase in accrued and other liabilities	(248)	(150)	(72)
Net cash provided (used) by operating activities	419	535	1,094
Investing activities:
Capital expenditures	(132)	(173)	(182)
Expenditures for television distribution rights	(93)	(37)	(113)
Proceeds from sale of fixed assets	12	6	208
Proceeds from derivative instruments	—	—	167
Payments for derivative instruments	—	—	(179)
Insurance proceeds received for fixed asset loss	—	—	54
Other investing activities	(8)	(2)	(2)
Net cash provided (used) by investing activities	(221)	(206)	(47)
Financing activities:
Borrowings of debt	1,986	2,014	1,152
Repayments of debt	(868)	(2,452)	(1,750)
Dividends paid to noncontrolling interest	(44)	(51)	(53)
Dividends paid to QVC Group, Inc.	(42)	(108)	(437)
Capital contributions received from QVC Group, Inc.	—	277	—
Other financing activities, net	(5)	(1)	—
Net cash provided (used) by financing activities	1,027	(321)	(1,088)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	17	(15)	(4)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,242	(7)	(45)
Cash, cash equivalents and restricted cash, beginning of year	315	322	367
Cash, cash equivalents and restricted cash, end of year	$1,557	315	322

See accompanying notes to the consolidated financial statements

QVC, Inc.
Consolidated Statements of Equity
Years ended December 31, 2025, 2024 and 2023

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2022	1	$—	10,869	(312)	(6,080)	95	4,572
Net earnings (loss)	—	—	—	—	159	52	211
Foreign currency translation adjustments, net of tax	—	—	—	22	—	(7)	15
Dividends paid to QVC Group, Inc. and noncontrolling interest	—	—	—	—	(437)	(53)	(490)
Impact of tax liability allocation and indemnification agreement with QVC Group, Inc.	—	—	—	—	(3)	—	(3)
Stock-based compensation	—	—	32	—	—	—	32
Balance, December 31, 2023	1	—	10,901	(290)	(6,361)	87	4,337
Net earnings (loss)	—	—	—	—	(1,069)	47	(1,022)
Foreign currency translation adjustments, net of tax	—	—	—	(80)	—	(7)	(87)
Capital contributions received from QVC Group, Inc.	—	—	277	—	—	—	277
Dividends paid to QVC Group, Inc. and noncontrolling interest	—	—	—	—	(108)	(51)	(159)
Impact of tax liability allocation and indemnification agreement with QVC Group, Inc.	—	—	1	—	—	—	1
Withholding taxes on net share settlements of stock-based compensation	—	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	23	—	—	—	23
Balance, December 31, 2024	1	—	11,201	(370)	(7,538)	76	3,369
Net earnings (loss)	—	—	—	—	(2,168)	41	(2,127)
Foreign currency translation adjustments, net of tax	—	—	—	108	—	—	108
Dividends paid to QVC Group, Inc. and noncontrolling interest	—	—	—	—	(42)	(44)	(86)
Stock-based compensation	—	—	4	—	—	—	4
Balance, December 31, 2025	1	$—	11,205	(262)	(9,748)	73	1,268
See accompanying notes to the consolidated financial statements

QVC, Inc.
Notes to Consolidated Financial Statements

(1) Basis of Presentation
QVC, Inc. and its consolidated subsidiaries (unless otherwise indicated or required by the context, the terms “we,” “our,” "us,” the “Company” and “QVC” refer to QVC, Inc. and its consolidated subsidiaries) is a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the internet and mobile applications. QVC is comprised of the reportable segments of QxH, which includes QVC-U.S. and HSN, Inc. ("HSN"), and QVC-International. These segments reflect the way the Company evaluates its business performance and manages its operations.
In the United States (“U.S.”), QVC's televised shopping programs, including live and recorded content, are distributed across multiple channels nationally on a full-time basis, including QVC, QVC2, QVC3, HSN and HSN2. The Company's U.S. programming is also available on QVC.com and HSN.com, which we refer to as our “U.S. websites”; social platforms (including TikTok, Instagram and others); virtual multichannel video programming distributors (including Hulu + Live TV, DirecTV Stream and YouTube TV); applications via streaming video (including Facebook Live, Roku, Apple TV, Amazon Fire, Xfinity Flex and Samsung TV Plus); and mobile applications (collectively, our “Digital Platforms”).
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
Internationally, QVC's televised shopping programs, including live and recorded content, are distributed to households primarily in Japan, Germany, the United Kingdom (“U.K.”), and Italy. In some of the countries where QVC operates, QVC's televised shopping programs are distributed across multiple QVC channels: QVC Style and QVC2 in Germany and QVC Beauty, QVC Extra and QVC Style in the U.K. Similar to the U.S., our international businesses also engage customers via websites, mobile applications and social media pages. QVC's international business employs product sourcing teams who select products tailored to the interests of each local market.
The Company's Japanese operations (“QVC-Japan”) are conducted through a joint venture with Mitsui & Co. LTD. (“Mitsui”). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. QVC-Japan paid dividends to Mitsui of $44 million, $51 million, and $53 million in the years ended December 31, 2025, 2024 and 2023, respectively.
The Company is an indirect wholly-owned subsidiary of QVC Group, Inc., formerly Qurate Retail, Inc. (“QVC Group”), which owns Cornerstone Brands, Inc. (“CBI”), as well as other minority investments. QVC is part of the QVC Group, a portfolio of brands including QVC and CBI. Zulily, LLC (“Zulily”) was a wholly owned subsidiary of QVC Group until its divestiture on May 24, 2023.
The consolidated financial statements include the accounts of QVC, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions were eliminated in consolidation.
The consolidated financial statements in this Annual Report on Form 10-K have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2025, QVC’s net leverage ratio, as calculated under the Fifth Amended and Restated Credit Agreement (the “Credit Agreement,” and the credit facility thereunder, the “Credit Facility”), was greater than 4.5 to 1.0. Under the terms of the Credit Agreement, this constitutes a breach of the financial covenant. Without a waiver under the Credit Agreement, the lenders have the right, but not the obligation, to accelerate the loans and demand repayment from QVC for noncompliance with the net leverage ratio debt covenant; however such acceleration cannot occur until certain conditions are satisfied, including the expiration of a cure period during which QVC may take remedial action to cure the breach.
Additionally, under the indentures governing the senior secured notes, a default under the Credit Agreement will only constitute an event of default under the indentures, and thus trigger the right, but not the obligation, of the noteholders to accelerate the senior secured notes and demand repayment if (i) the Credit Agreement has been accelerated, (ii) there is a payment default under the Credit Agreement or (iii) there is a foreclosure on collateral securing the Credit Agreement. Accordingly, acceleration

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
of the senior secured notes is not automatic upon a breach of the Credit Agreement covenant; it is contingent upon the occurrence of one of these specified events under the Credit Agreement.
The outstanding principal associated with the Credit Facility and senior secured notes is $5,046 million. As a result of the above-noted net leverage ratio and the maturity date of the Credit Facility, outstanding balances have been classified as a current liability in the consolidated balance sheet, as of December 31, 2025.
QVC Group and certain of our direct and indirect subsidiaries, including QVC Inc. (collectively, the “Company Parties”), intend to commence voluntary cases (the “Chapter 11 Cases”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). We intend to operate our businesses as a debtor-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. QVC Group and QVC, Inc intend to request approval from the Bankruptcy Court for a variety of “first day” motions to continue their ordinary course operations during the Chapter 11 Cases.
Subsequent to the filing of our Chapter 11 Cases, we will adopt Financial Accounting Standards Board ASC Topic 852 – Reorganizations, which specifies the accounting and financial reporting requirements for entities reorganizing through Chapter 11 bankruptcy proceedings. These requirements include distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business.

Commencing the Chapter 11 Cases will constitute an event of default that accelerates the Company Parties’ respective obligations under (i) the 4.750% Senior Secured Notes due 2027 (the “2027 Notes”), 4.375% Senior Secured Notes due 2028 (the “2028 Notes”), 6.875% Senior Secured Notes due 2029 (the “2029 Notes”), 5.450% Senior Secured Notes due 2034 (the “2034 Notes”), 5.950% Senior Secured Notes due 2043 (the “2043 Notes”), 6.375% Senior Secured Notes due 2067 (the “2067 Notes”), and 6.250% Senior Secured Notes due 2068 (the “2068 Notes” and, together with the 2027 Notes, 2028 Notes, 2029 Notes, 2034 Notes, 2043 Notes and 2067 Notes, the “QVC Notes”), issued by QVC, (ii) the 3.75% senior unsecured exchangeable debentures due 2030, 4.00% senior unsecured exchangeable debentures due 2029, 8.25% senior unsecured debentures due 2030, and 8.50% senior unsecured debentures due 2029 (collectively, the “LINTA Notes”), issued by Liberty Interactive LLC (“LI LLC”) and (iii) the Credit Facility. The Credit Facility, together with the QVC Notes and LINTA Notes, are herein referred to as the “Debt Instruments”. The Credit Facility and the QVC Notes provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. The exchangeable senior debentures provide that the amount accelerated is the greater of (x) the current principal amount of the exchangeable senior debentures or (y) the market value of the reference shares, plus all accrued and unpaid interest and all pass-through distributions due with respect to the reference shares shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments will be automatically stayed as a result of the Chapter 11 Cases, and the stakeholders’ rights of enforcement in respect of the Debt Instruments will be subject to the applicable provisions of the Bankruptcy Code, including the Automatic Stay.
As a result of the risks and uncertainties associated with our Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact or timing of events that occur during our Chapter 11 Cases and the impact that those events will have on our business, financial condition and results of operations. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern.

Automatic Stay and Other Protections

Subject to certain exceptions under the Bankruptcy Code, pursuant to Section 362 of the Bankruptcy Code, the filing of QVC Group’s Chapter 11 Cases will automatically stay the continuation of most legal proceedings or the filing of other actions against or on behalf of QVC Group or our property to recover on, collect or secure a claim arising prior to the filing of our Chapter 11 Cases or to exercise control over property of QVC Group’s bankruptcy estate, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim (the “Automatic Stay”). Notwithstanding the general application of the Automatic Stay described above and other protections afforded by the Bankruptcy Code, governmental authorities may determine to continue actions brought under their police and regulatory powers.

NYSE Delisting

We expect to receive a delisting notice (the “Delisting Notice”) from NYSE notifying us that, as a result of the Chapter 11 Cases and in accordance with NYSE Listed Company Manual Section 802.01D, NYSE has determined that our 2067 Notes and 2068 Notes will be delisted from NYSE and that trading of our 2067 Notes and 2068 Notes on NYSE will be suspended

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
immediately. Following the suspension of trading on NYSE, we expect our 2067 Notes and 2068 Notes to be quoted on the Pink Limited Market or another over-the-counter market. The over-the-counter markets are significantly more limited than NYSE. Quotation on the Pink Market Limited or another over-the-counter market could result in a less liquid market for existing and potential holders of our 2067 Notes and 2068 Notes and could further depress the trading price of our 2067 Notes and 2068 Notes. We can provide no assurance as to whether broker-dealers will continue to provide public quotes of our 2067 Notes and 2068 Notes on the over-the-counter markets or whether trading volume will be sufficient to provide for an efficient trading market.

We also expect NYSE to file a Form 25 for us in connection with the delisting of our 2067 Notes and 2068 Notes from NYSE. The delisting will become effective ten days after the Form 25 is filed. In accordance with Rule 12d2-2 of the Exchange Act, the deregistration of our 2067 Notes and 2068 Notes under Section 12(b) of the Exchange Act will become effective 90 days after the date the Form 25 is filed.

(2) Summary of Significant Accounting Policies
(a) Cash and cash equivalents
All highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair values (Level 1). See note 14.
(b) Restricted Cash
Restricted cash as of December 31, 2025 primarily includes cash deposits to cover potential disputes or other financial obligations with certain counterparties and a cash deposit with a third party trustee that provides financial assurance that the Company will fulfill its obligations in relation to claims under its workers' compensation policy.

Restricted cash as of December 31, 2024 primarily includes the above noted cash deposit with a third party trustee.

(c) Trade and other receivables
Trade receivables, net primarily includes amounts owed to the Company from customers and from credit card clearing houses net of an allowance for credit losses. The allowance for credit losses is calculated as a percent of trade receivables at the end of a reporting period, and is based on historical experience, with the change in such allowance being recorded as a provision for credit losses in selling, general and administrative (“SG&A”) expenses in the consolidated statements of operations. A provision for vendor receivables are determined based on an estimate of probable expected losses and included in cost of goods sold. See note 4.

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
(f) Property and equipment
The costs of property and equipment are capitalized and depreciated over their estimated useful lives using the straight-line method. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in net income. The costs of maintenance and repairs are charged to expense as incurred.
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
(h) Goodwill and Intangible Assets
Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment upon certain triggering events. Goodwill and other intangible assets with indefinite useful lives ("indefinite lived intangible assets") are not amortized, but instead are tested for impairment at least annually. Our annual impairment assessment of our indefinite-lived intangible assets is performed during the fourth quarter of each year.

When evaluating goodwill for impairment, we may utilize a qualitative assessment for determining whether a quantitative goodwill impairment analysis is necessary for any of our reporting units. The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. A reporting unit is defined in accounting guidance in accordance with U.S. GAAP as an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company considers its reporting units to align with its operating segments. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current year and prior year for other purposes. If based on the qualitative analysis it is more likely than not that an impairment exists, the Company performs the quantitative impairment test.

The quantitative goodwill impairment test compares the estimated fair value of a reporting unit to its carrying value. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in the Company’s valuation analyses are based on management's best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts.

The accounting guidance also permits entities to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, is impaired. The accounting guidance also allows entities the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to the quantitative impairment test. The entity may resume performing the qualitative assessment in any subsequent period. If the qualitative assessment supports that it is more likely than not that the carrying value of the Company’s indefinite-lived intangible assets, exceeds its fair value, then a quantitative assessment is performed. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

(i) Television Distribution Rights

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
(m) Cost of goods sold
Cost of goods sold primarily includes actual product cost, provision for excess and obsolete inventory, buying allowances received from suppliers, shipping and handling costs and warehouse costs.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(n) Advertising costs
Advertising costs are expensed as incurred. Advertising costs amounted to $369 million, $312 million and $289 million for the years ended December 31, 2025, 2024 and 2023, respectively. These costs were included in SG&A in the consolidated statements of operations.
(o) Stock-based compensation
As described in note 10, the Company and QVC Group have granted certain stock-based awards to employees of the Company. The Company measures the cost of employee services received in exchange for long term incentives (such as stock options, restricted stock units and cash-settled restricted stock units) based on the grant-date fair value of the award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Stock-based compensation expense is included in SG&A in the consolidated statements of operations.
During 2025, the Board of Directors of QVC Group (the “Board”) and the Compensation Committee of the Board implemented a revised compensation structure for the Company. As a part of this revised compensation structure, certain officers, employees and directors of the Company were paid approximately $55 million in exchange primarily for (1) cancellation of their 2025 RSU grants, as well as cancellation of one half of David Rawlinson II, our Chief Executive Officer's 2025 performance cash award, (2) advance payments of the 2025 management bonus plan and (3) for certain officers, advance payments of long term incentive awards and management bonus plans that would have been granted in 2026. As a result of this compensation change, all of the 2025 restricted stock grants and a portion of a 2025 performance award grant were canceled. Additionally, the expense associated with the impacted awards (the 2025 restricted stock grants and a portion of a 2025 performance award grant) will no longer qualify as stock-based compensation expense, beginning in the fourth quarter of 2025.
(p) Impairment of long-lived assets
The Company reviews long-lived assets, such as property and equipment, internally developed software and purchased intangibles subject to amortization, for impairment upon a triggering event to determine whether current events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If a triggering event occurs and the carrying amount of the asset group is greater than the expected undiscounted cash flows to be generated by such asset group, including its ultimate disposition, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such asset groups exceeds their fair value. The Company generally measures fair value by considering sale prices for similar asset groups or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of asset groups. Accordingly, actual results could vary significantly from such estimates. Asset groups to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.
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
(t) Reclasses and adjustments
Certain prior period amounts have been reclassified for comparability with the current year presentation

(u) Use of estimates in the preparation of consolidated financial statements
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates include, but are not limited to, sales returns, uncollectible receivables, inventory net realizable value, medical and other benefit related costs, depreciable lives of fixed assets, internally developed software, valuation of acquired intangible assets and goodwill, income taxes and stock-based compensation.
(v) Recent accounting pronouncements not yet adopted

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which expands disclosures about specific expense categories at interim and annual reporting periods. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is in the process of evaluating the impact of the new standard on the related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the estimation of expected credit losses for certain current receivables and contract assets under the CECL model, particularly those arising from revenue contracts under ASC 606. The standard is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those fiscal years. Prospective application of the new guidance is required. The Company will adopt this new standard as of January 1, 2026 and does not expect it to have a material impact on its consolidated financial statements.

In September 2025 the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 clarifies and modernizes the accounting for costs related to internal-use software by removing all references to project stages throughout ASC 350-40 and clarifying the threshold entities apply to begin capitalizing costs. The standard is effective for fiscal years beginning after December 15, 2027, and interim periods within those years, with early adoption permitted. The new guidance may be applied using a prospective, retrospective or modified transition approach. The Company is in the process of evaluating the impacts related to the new standard.

(w) Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The effective date for the standard is for fiscal years beginning after December 15, 2024. The Company adopted this guidance for the year ended December 31, 2025 and has applied it prospectively in the financial statements. See note 8 for income tax disclosures.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(3) Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2025	2024	2023
	amounts in millions
Cash paid for interest	$292	259	271

Cash paid for income taxes, net-to QVC Group, Inc.	$44	173	11
Cash paid for income taxes, net-other	$76	87	89
The following table reconciles cash, cash equivalents and restricted cash reported in our consolidated balance sheets to the total amount presented in our consolidated statements of cash flows:

	December 31,
	2025	2024
	amounts in millions
Cash and cash equivalents	$1,496	297
Restricted cash included in other current assets	61	18
Total cash, cash equivalents and restricted cash in the consolidated statement of cash flows	$1,557	315
(4) Trade and Other Receivables
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
In 2014, the Company amended and restated its agreement with a large consumer financial services company (the "Bank") pursuant to which the Bank provides revolving credit directly to QVC's customers for the sole purpose of purchasing merchandise or services with a private label credit card ("PLCC") company in the U.S. The agreement with the Bank was amended and restated in March 2017 and December 2018 related to its QVC brand. In December 2018, the Company entered into a separate agreement with the Bank for its HSN brand. The Company receives a portion of the net economics of the credit card program. The Company cannot predict the extent to which customers will use the PLCC, nor the extent that they will make payments on their outstanding balances. PLCC income of $117 million, $121 million and $131 million was recorded in net revenue during the years ended December 31, 2025, 2024 and 2023, respectively.
The Company also accepts major credit cards for its sales. Trade and other receivables from major credit cards represents amounts owed to QVC from the credit card clearing houses for amounts billed but not yet collected.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
Trade and Other Receivables consisted of the following:

	December 31,
(in millions)	2025	2024
Installment payment option	$810	$942
Major credit cards and customers	173	198
Trade accounts receivable	983	1,140
Other receivables	109	83
Trade and other receivables	1,092	1,223
Less: allowance for credit losses	(76)	(89)
Trade and other receivables, net	$1,016	1,134
A summary of activity in the allowance for credit losses was as follows:

(in millions)	Balance beginning of year	Additions- charged to expense	Deductions- write-offs	Balance end of year
2025	$89	48	(61)	76
2024	101	57	(69)	89
2023	102	58	(59)	101
The carrying value of trade and other receivable, adjusted for the allowance described above, approximates fair value as of December 31, 2025 and 2024.
(5) Property and Equipment, Net
Property and equipment consisted of the following:

	December 31,		Estimated useful
(in millions)	2025	2024	life
Land	$45	63	N/A
Buildings and improvements	324	363	3 - 40 years
Furniture and other equipment	584	574	2 - 15 years
Broadcast equipment	120	133	2 - 7 years
Computer equipment	115	133	2 - 5 years
Projects in progress	25	35	N/A
Property and equipment	1,213	1,301
Less: accumulated depreciation	(897)	(891)
Property and equipment, net	$316	410
N/A - Not applicable.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(6) Intangible Assets
The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2025 and 2024 were as follows:

(in millions)	QxH	QVC-International	Total
Balance as of December 31, 2023	$2,367	784	3,151
Impairment	(902)	—	(902)
Exchange rate fluctuations	—	(45)	(45)
Balance as of December 31, 2024	1,465	739	2,204
Impairment	(1,465)	—	(1,465)
Exchange rate fluctuations	—	61	61
Balance as of December 31, 2025	$—	800	800
Other intangible assets consisted of the following:

	December 31, 2025			December 31, 2024
(in millions)	Gross cost	Accumulated amortization	Intangible assets, net	Gross cost	Accumulated amortization	Intangible assets, net	Weighted average remaining life (years)
Purchased and internally developed software	$1,116	(917)	199	1,094	(852)	242	2
Affiliate and customer relationships	2,835	(2,788)	47	2,816	(2,722)	94	1
Television distribution rights	161	(93)	68	535	(489)	46	1
Debt origination fees	9	(8)	1	9	(6)	3	1
Intangible assets subject to amortization	$4,121	(3,806)	315	4,454	(4,069)	385
Tradenames (indefinite life)	$1,190		1,190	2,120		2,120	N/A
N/A - Not applicable.
As of December 31, 2025, the related amortization and interest expense for each of the next five years ending December 31 was as follows (in millions):

2026	$214
2027	69
2028	30
2029	2
2030	—

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
As a result of recent financial performance, macroeconomic conditions, declines in stock price and credit rating downgrades, it was determined during the second quarter of 2025 that an indication of impairment existed for the QxH reporting unit including goodwill and the QVC and HSN tradenames. The fair value of the tradenames was determined using the relief from royalty method, primarily using a discounted cash flow model using projections of future operating performance (income approach) and applying a royalty rate (market approach) (Level 3), and an impairment of $930 million for the QVC and HSN tradenames was recorded in impairment of intangible assets in the consolidated statements of operations for the year ended December 31, 2025. The fair value of the QxH reporting unit was determined using a discounted cash flow method (Level 3), and a goodwill impairment in the amount of $1,465 million was recorded in impairment of goodwill in the consolidated statements of operations. The Company utilized the assistance of a third party specialist when determining the above noted fair values for all years.
The Company had accumulated goodwill impairment losses of $5,113 million attributed to the QxH reporting unit as of December 31, 2025.
During prior years, indications of impairment existed for the QxH reporting unit including goodwill and the QVC and HSN tradenames. The fair value of the tradenames was determined using the relief from royalty method, primarily using a discounted cash flow model using projections of future operating performance (income approach) and applying a royalty rate (market approach) (Level 3), and an impairment in the amount of $578 million for the QVC and HSN tradenames, was recorded during the fourth quarter of 2024, in impairment of intangible assets in the consolidated statements of operations. The fair value of the QxH reporting unit was determined using a discounted cash flow method (Level 3), and a goodwill impairments in the amounts of $902 million and $326 million for QxH were recorded, in 2024 and 2023, respectively, in impairment of goodwill in the consolidated statements of operations. The Company utilized the assistance of a third party specialist when determining the above noted fair values.
(7) Debt
Long-term debt and finance lease obligations consisted of the following:

	December 31,
(in millions)	2025	2024
4.45% Senior Secured Notes due 2025, net of original issue discount[1]	$—	585
4.75% Senior Secured Notes due 2027[2]	44	44
4.375% Senior Secured Notes due 2028[2]	72	72
6.875% Senior Secured Notes due 2029[2]	605	605
5.45% Senior Secured Notes due 2034, net of original issue discount[2]	400	400
5.95% Senior Secured Notes due 2043, net of original issue discount[2]	300	300
6.375% Senior Secured Notes due 2067[2]	225	225
6.25% Senior Secured Notes due 2068[2]	500	500
Senior secured credit facility[2]	2,900	1,195
Finance lease obligations	2	—
Less: debt issuance costs, net[2]	(24)	(28)
Total debt	5,024	3,898
Less: current portion	(5,023)	(585)
Total long-term debt	$1	3,313
(1) Classified as current as of December 31, 2024
(2) Classified as current as of December 31, 2025
Covenant Compliance:
As noted in note 1, as of December 31, 2025 QVC is not in compliance with the net leverage ratio, as calculated under the Credit Agreement. Under the terms of the Fifth Amended and Restated Credit Agreement, this constitutes a breach of the financial covenant.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
The outstanding principal associated with the Credit Agreement and senior secured notes is $5,046 million. As a result of the above-noted net leverage ratio and the maturity date of the Credit Facility, outstanding balances have been classified as a current liability in the consolidated balance sheet, as of December 31, 2025.
Senior Secured Notes
On February 18, 2025, QVC repaid the remaining 4.45% Senior Secured Notes due 2025, at maturity, using availability on the Credit Facility (as defined below) and cash on hand.
During prior years, QVC issued $400 million principal amount 5.45% senior secured notes due 2034 at an issue price of 99.784%, $300 million principal amount of 5.95% senior secured notes due 2043 at an issue price of 99.973%, $225 million of 2067 Notes at par, and $500 million of the 2068 Notes at par.

On September 11, 2024, QVC commenced a private offer to existing bondholders to exchange any and all of QVC’s outstanding 2027 Notes for $350 principal amount of QVC’s newly-issued 2029 Notes and $650 in cash per $1,000 principal amount of 2027 Notes exchanged, and any and all of QVC’s outstanding 2028 Notes for $1,000 principal amount of the 2029 Notes per $1,000 principal amount of 2028 Notes exchanged (the “Exchange”), and a private offer to purchase 2027 Notes and 2028 Notes for cash from holders who were not eligible to participate in the private exchange offer. On September 25, 2024, QVC issued an aggregate principal amount of $605 million in 2029 Notes and paid $352 million in cash consideration (including $277 million contributed by QVC Group) in exchange for $531 million of the 2027 Notes and $428 million of the 2028 Notes. The Exchange was accounted for as a debt modification in accordance with U.S. GAAP and fees paid to third parties were included in other expense in the consolidated statement of operations for the year ended December 31, 2024.
QVC’s senior secured notes contain certain covenants, including certain restrictions on it and its restricted subsidiaries (subject to certain exceptions), with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; and restricting subsidiary distributions.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
Senior Secured Credit Facility
On October 27, 2021, QVC entered into the Credit Agreement with CBI and QVC Global Corporate Holdings, LLC ("QVC Global"), each a direct or indirect wholly owned subsidiary of QVC Group, as borrowers (collectively, the “Borrowers”). The Credit Facility is a multi-currency facility providing for a $3.25 billion revolving credit facility, with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. The Credit Facility may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings bear interest at either the alternate base rate (“ABR Rate”) or a London Inter-bank Offered Rate ("LIBOR")-based rate (or the applicable non-U.S. Dollar equivalent rate) (“Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt to consolidated EBITDA (the “consolidated net leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated net leverage ratio. Each loan may be prepaid at any time and from time to time without penalty, other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if QVC Global or any other borrower (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid may be reborrowed.
On June 20, 2023, QVC, QVC Global and CBI, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto entered into an agreement whereby, in accordance with the Credit Agreement, LIBOR-based rate loans denominated in U.S. dollars made on or after June 30, 2023 would be replaced with Secured Overnight Financing Rate ("SOFR")-based rate loans. Borrowings that are SOFR-based loans will bear interest at a per annum rate equal to the applicable SOFR rate, plus a credit spread adjustment, plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated net leverage ratio.
On April 1, 2025, CBI was removed as a borrower under the Credit Agreement. CBI had no outstanding borrowings under the Credit Facility at the time of its removal from the Credit Agreement.
The loans under the Credit Facility are scheduled to mature on October 27, 2026. Payment of the loans may be accelerated following certain customary events of default. Refer to note 1, for additional discussion regarding the Company’s Chapter 11 cases and ability to continue as a going concern.

As a result of noncompliance with the net leverage ratio, no additional borrowings are available under the Credit Facility. The interest rate on the Credit Facility was 5.45% and 6.06% at December 31, 2025 and 2024, respectively.

The payment and performance of the Borrowers’ obligations under the Credit Agreement are guaranteed by each of QVC’s and QVC Global’s Material Domestic Subsidiaries (as defined in the Credit Agreement), if any, and certain other subsidiaries of any Borrower that such Borrower has chosen to provide guarantees. Further, the borrowings under the Credit Facility are secured, pari passu with QVC’s existing notes, by a pledge of all of QVC’s equity interests.
The Credit Agreement contains certain affirmative and negative covenants, including certain restrictions on the Borrowers and each of their respective restricted subsidiaries (subject to certain exceptions) with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; dissolving, consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; restricting subsidiary distributions; and limiting the Borrowers’ consolidated net leverage ratio.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
Five Year Maturities
The annual principal maturities of QVC's debt, based on stated maturity dates, for each of the next five years are as follows:

(in millions)	Debt (1)
2026	$2,900
2027	44
2028	72
2029	605
2030	—
(1) Amounts exclude the issue discounts on 5.45% Senior Secured Notes due 2034 and 5.95% Senior Secured Notes due 2043.
Fair Value of Debt
QVC estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to QVC for debt of the same remaining maturities (Level 2). The 2067 Notes (ticker: QVCD) and the 2068 Notes (ticker: QVCC) are traded on the New York Stock Exchange, which the Company considers to be an "active market," as defined by U.S. GAAP. As such, the 2067 Notes and 2068 Notes are valued based on their trading price (Level 1). The fair value of QVC's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at December 31, 2025 are as follows:

	December 31,
(in millions)	2025	2024
Senior secured notes	$846	1,942
Due to the variable rate nature, QVC believes that the carrying amount of its other debt, not discussed above, approximated fair value at December 31, 2025.
Other Debt Related Information
Under both the Fifth Amended and Restated Credit Agreement and the indentures governing the senior secured notes, QVC is permitted to make unlimited dividends to service the debt of its parent entities so long as it is not in default under those agreements and to make certain restricted payments to QVC Group under an intercompany tax sharing agreement (the “Tax Agreement”) in respect of certain tax obligations of QVC and its subsidiaries. As a result of the breach of financial covenant under the Fifth Amended and Restated Credit Agreement, QVC is no longer permitted to make unlimited dividends to service the debt of its parent entities to QVC Group. QVC can continue to make certain restricted payments to QVC Group under the Tax Agreement in respect of certain tax obligations of QVC and its subsidiaries.

The weighted average interest rate applicable to all of the outstanding debt (excluding finance leases) prior to amortization of bond discounts and related debt issuance costs was 5.8% and 5.9% as of December 31, 2025 and 2024, respectively.
As of December 31, 2025 and 2024, outstanding trade letters of credit totaled $254 million and $108 million, respectively.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
(8) Leases
The Company has lease agreements with transponder and transmitter network suppliers for the right to transmit its signals. QVC also has leases for data processing equipment, facilities, office space and land that are classified as operating leases. Our leases have remaining lease terms of less than 1 year to 17 years, some of which may include the option to extend or terminate the leases.

The components of lease cost for the years ended December 31, 2025, 2024 and 2023, were as follows:

		Year ended December 31,
(in millions)	2025	2024	2023
Operating lease cost (1)	$124	124	121
(1) Included within operating lease costs were short-term lease costs and variable lease costs, which were not material to the financial statements.
The remaining weighted-average lease term and the weighted-average discount rate were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (years):
Operating leases	12.0	12.6	13.5
Weighted-average discount rate:
Operating leases	14.4%	14.2%	14.1%
Supplemental balance sheet information related to leases was as follows:

	December 31,
(in millions)	2025	2024
Operating Leases:
Operating lease right-of-use assets	$461	482

Accrued liabilities	27	27
Other long-term liabilities	460	475
Total operating lease liabilities	$487	502
Supplemental cash flow information related to leases for the years ended December 31, 2025, 2024 and 2023, was as follows:

	Year ended December 31,
(in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$93	87	90
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1	15	133

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
Future payments under noncancelable operating leases with initial terms of one year or more as of December 31, 2025 consisted of the following:

(in millions)	Operating leases
2026	$88
2027	87
2028	87
2029	88
2030	89
Thereafter	631
Total lease payments	$1,070
Less: imputed interest	(583)
Total lease liabilities	$487
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

In December 2023, QVC modified the lease for its distribution center in Ontario, California pursuant to which QVC extended the term of the lease through December 31, 2030 with an option to renew the lease for an additional 3-year term ending December 31, 2033.

(9) Revenue
Disaggregated revenue by segment and product category consisted of the following:

	Year ended December 31, 2025
(in millions)	QxH	QVC-International	Total
Home	$2,389	956	3,345
Apparel	1,094	422	1,516
Beauty	883	545	1,428
Accessories	708	206	914
Electronics	441	66	507
Jewelry	273	161	434
Other revenue	148	1	149
Total net revenue	$5,936	2,357	8,293

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

	Year ended December 31, 2024
(in millions)	QxH	QVC-International	Total
Home	$2,626	975	3,601
Apparel	1,177	418	1,595
Beauty	1,010	566	1,576
Accessories	799	208	1,007
Electronics	539	69	608
Jewelry	293	161	454
Other revenue	154	2	156
Total net revenue	$6,598	2,399	8,997

	Year ended December 31, 2023
(in millions)	QxH	QVC-International	Total
Home	$2,768	982	3,750
Apparel	1,207	436	1,643
Beauty	1,083	588	1,671
Accessories	846	208	1,054
Electronics	617	68	685
Jewelry	304	165	469
Other revenue	170	7	177
Total net revenue	$6,995	2,454	9,449

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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
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

A summary of activity in the allowance for sales returns, recorded on a gross basis for the years ended December 31, 2025, 2024 and 2023, was as follows:

(in millions)	Balance beginning of year	Additions- charged to earnings	Deductions	Balance end of year
2025	$171	1,423	(1,454)	140
2024	197	1,603	(1,629)	171
2023	182	1,721	(1,706)	197
(10) Stock-Based Compensation
Certain QVC employees and officers may receive stock options ("Options"), performance restricted stock units (“PSUs”), and restricted stock units ("RSUs") in Series A QVC Group common stock (“QVCGA” and prior to QVC Group’s name change, “QRTEA”) in accordance with QVC Group's Incentive Plan (the "QVC Group Incentive Plan"). The cost of employee services received in exchange for an equity classified Award (such as stock options) is measured based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The cost of employee services received in exchange for a liability classified Award is measured based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.
On May 22, 2025, QVC Group filed an amendment to its Restated Certificate of Incorporation (the “Charter Amendment”) with the Secretary of State of the State of Delaware to effect a reverse stock split of QVCGA and Series B common stock, par value $0.01 per share, at a ratio of 1-for-50 (the “Reverse Stock Split”). In connection with the Reverse Stock Split, each QVCGA RSU, PSU and deferred stock unit (“DSU”) outstanding immediately prior to the effective time:
1.was divided by the ratio of 1-for-50 and rounded down to the nearest whole RSU, PSU or DSU, and
2.cash was issued in lieu of fractional RSUs, PSUs or DSUs.
Also in connection with the Reverse Stock Split, each QVCGA and QVCGB stock option and stock appreciation right (“SAR”) outstanding immediately prior to the effective time:
1.was divided by the ratio of 1-for-50 and rounded down to the nearest whole stock option or SAR, and
2.the corresponding exercise price was multiplied by the ratio of 1-for-50 and rounded up to the nearest cent.
All other terms and restrictions of the RSUs, PSUs, DSUs, stock option and SARs, including, for example, the vesting terms, and for stock options and SARs, the expiration date, are the same as those applicable to the corresponding original RSUs, PSUs, DSUs, stock option and SARs

Grant of Awards

During the three months ended March 31, 2025, and in connection with his employment agreement, QVC granted a $15 million performance cash award to Mr. Rawlinson. Prior to the subsequent modification of the award during the third quarter of 2025, such performance cash award vested annually over three years, subject to the satisfaction of certain performance objectives. See discussion below for modification during 2025 to the performance cash award granted to Mr. Rawlinson.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
Outstanding Awards
A summary of the activity of the QVC Group Incentive Plans with respect to the QVCGA Options granted to QVC employees and officers as of and during the year ended December 31, 2025 is presented below:

	Options (000's)	Weighted average exercise price	Aggregate intrinsic value (000s)	Weighted average remaining life (years)
Outstanding as of January 1, 2025	198	$408.50	$—	1.6
Forfeited/Cancelled	(85)	566.34
Outstanding and exercisable as of December 31, 2025	113	290.37	—	1.3
Upon employee exercise of the Options, the exercise price is remitted to QVC Group in exchange for the shares. There were no options exercised during the years ended December 31, 2025 and 2024. The fair value of the Options is recognized as expense over the requisite service period.
The expense related to the Options recorded by the Company during each of the years ended December 31, 2025, 2024 and 2023, was immaterial.
A summary of the activity of the QVC Group Incentive Plans with respect to the stock-settled RSUs granted to QVC employees and officers as of and during the year ended December 31, 2025 is presented below:

	Series A (000's)	Weighted average GDFV
Outstanding as of January 1, 2025	167	$110.93
Granted	324	14.00
Vested	(135)	134.74
Forfeited/Cancelled (1)	(343)	17.14
Outstanding as of December 31, 2025	13	45.74
(1)All of the QVCGA stock-settled RSUs granted during 2025 were modified and canceled during the twelve months ended December 31, 2025. See discussion below.
A summary of the activity of the QVC Group Incentive Plans with respect to the cash-settled RSUs and PSUs granted to QVC employees and officers as of and during the year ended December 31, 2025 is presented below:

	QVCGA RSUs (000's)	QVCGA PSUs (000's)	Total QVCGA RSUs & PSUs (000's)
Outstanding as of January 1, 2025	327	584	911
Granted	2,104	—	2,104
Vested	(109)	—	(109)
Forfeited/Cancelled (1)	(2,231)	(354)	(2,585)
Outstanding as of December 31, 2025	91	230	321

(1)All of the QVCGA cash-settled RSUs granted during 2025 were modified and canceled during the twelve months ended December 31, 2025. See discussion below.
For cash-settled RSUs, the liability and compensation expense related to such awards is adjusted at the end of each reporting period based on the closing market price of QVCGA on the last trading day of the quarter.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
During the years ended December 31, 2025, 2024 and 2023, the Company recorded $15 million, $18 million and $32 million, respectively, of stock-based compensation expense related to these awards. As of December 31, 2025, the total unrecognized compensation cost related to unvested RSUs of common stock and cash settled RSUs was immaterial.
Fair value of RSUs is calculated based on the market price on the day the shares are granted. The weighted average grant date fair value of the QVCGA RSUs granted to QVC employees and officers during the years ended December 31, 2025, 2024 and 2023, was $14.00, $61.47, and $63.50, respectively.
Revised Compensation Structure
During the year ended December 31, 2025, the Board and the Compensation Committee of the Board implemented a revised compensation structure for the Company. As a part of this revised compensation structure, certain officers, employees and directors of the Company were paid an aggregate of approximately $55 million in exchange primarily for (1) cancellation of their 2025 RSU grants, as well as a partial cancellation of certain PSU grants (2) advance payments of the 2025 management bonus plan and (3) for certain officers, advance payments of long term incentive awards and management bonus plans that would have been granted in 2026. These advance payments, with respect to certain officers of the Company, will be subject to repayment on an after-tax basis, if certain employment and, as applicable, performance conditions are not satisfied. Those awards subject to repayment have been classified within other current assets and other noncurrent assets and will be expensed over the relevant service period.
(11) Income Taxes
Income tax expense consisted of the following:

	Years ended December 31,
(in millions)	2025	2024	2023
Current:
U.S. Federal	$(1)	(126)	(72)
State and local	3	(24)	6
Foreign	(71)	(78)	(84)
Total	(69)	(228)	(150)
Deferred:
U.S. Federal	187	189	(21)
State and local	38	39	(7)
Foreign	(3)	(3)	(27)
Total	222	225	(55)
Income tax benefit (expense)	$153	(3)	(205)
Pre-tax income (loss) was as follows:

	Years ended December 31,
(in millions)	2025	2024	2023
QxH	$(2,454)	(1,253)	114
QVC-International	174	234	302
Consolidated QVC	$(2,280)	(1,019)	416

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
Total income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 21% in 2025, 2024 and 2023, as a result of the following:

	Year ended December 31, 2025
	amounts in millions	percent
US Federal statutory income tax rate	$479	21.0%
Domestic federal
Tax Credits	5	0.2%
Nontaxable and non-deductible items, net
Goodwill impairment	(308)	(13.5)%
Other nondeductible items	(9)	(0.4)%
Cross-border tax laws	(23)	(1.0)%
Other	(1)	(0.1)%
Domestic state and local income taxes, net of federal tax effect (1)	25	1.1%
Foreign tax effects	(14)	(0.6)%
Worldwide changes in unrecognized tax benefits	(1)	—%
Total tax benefit (expense)	$153	6.7%
(1) The following jurisdictions make up greater than 50% of the state income tax expense for 2025: Delaware, Florida, Illinois, Massachusetts, New York and Pennsylvania.

	Years ended December 31,
	2024	2023
Provision at statutory rate	$(214)	87
State income taxes, net of federal benefit	(12)	1
Foreign taxes	16	24
Goodwill impairment	189	68
Foreign net operating losses	(245)	—
Valuation allowance	243	7
Tax on foreign earnings, net of federal tax benefits	20	6
Other permanent differences	5	12
Other, net	1	—
Total income tax expense	$3	205
For the years ended December 31, 2025, 2024 and 2023, respectively, income tax expense differs from the U.S. statutory rate of 21% primarily due to an impairment of goodwill of $1,465 million, $902 million and $326 million, that are not deductible for tax purposes, in addition to state income tax expense and foreign tax expense.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

The tax effects of temporary differences that gave rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
(in millions)	2025	2024
Deferred tax assets:
Trade and other receivables, principally due to the allowance for credit losses and related reserves for the uncollectible accounts	$15	18
Inventories, principally due to obsolescence reserves and additional costs of inventories for tax purposes pursuant to the Tax Reform Act of 1986	37	37
Allowance for sales returns	15	19
Deferred revenue	27	43
Debt - Original Issuance Discount (OID)	21	26
Deferred compensation	10	13
Unrecognized federal and state tax benefits	7	9
Foreign net operating loss and other carryforwards	409	362
Foreign tax credits carryforward	56	57
Lease obligations	121	123
Cumulative translation of foreign currencies	5	6
Accrued liabilities	9	15
Subtotal	732	728
Valuation allowance	(436)	(420)
Total deferred tax assets	296	308
Deferred tax liabilities:
Depreciation and amortization	(331)	(556)
Lease assets	(114)	(117)
Other	(2)	(4)
Total deferred tax liabilities	(447)	(677)
Net deferred tax liability	$(151)	(369)

In the above table, valuation allowances exist due to the uncertainty of whether or not the benefit of certain U.S. foreign tax credits and foreign net operating losses will ultimately be utilized for income tax purposes. The 2025 net deferred tax liability above includes deferred tax assets of $22 million relating to foreign jurisdictions which are included within other noncurrent assets in the consolidated balance sheet and deferred tax liabilities of $170 million in domestic jurisdictions and $3 million in foreign jurisdictions, which are included within deferred income taxes in the consolidated balance sheet. The 2024 net deferred tax liability above includes deferred tax assets of $25 million relating to foreign jurisdictions which are included within other noncurrent assets in the consolidated balance sheet and deferred tax liabilities of $391 million in domestic jurisdictions and $3 million in foreign jurisdictions, which are included within deferred income taxes in the consolidated balance sheet.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
The Company is party to the Tax Agreement with QVC Group. The Tax Agreement establishes the methodology for the calculation and payment of income taxes in connection with the consolidation of the Company with QVC Group for income tax purposes. Generally, the Tax Agreement provides that the Company will pay QVC Group an amount equal to the tax liability, if any, that it would have if it were to file as a consolidated group separate and apart from QVC Group, with exceptions for the treatment and timing of certain items, including but not limited to deferred intercompany transactions, credits, and net operating and capital losses. To the extent that the separate company tax expense is different from the payment terms of the Tax Agreement, the difference is recorded as either a dividend or capital contribution. These differences are related primarily to foreign tax credits recognized by QVC that are creditable under the Tax Agreement when and if utilized in QVC Group’s consolidated tax return. The difference recorded during the year ended December 31, 2025 was a capital contribution of less than $1 million, primarily related to foreign tax credit carryovers being utilized in QVC Group's consolidated tax return in excess of those recognized by QVC. The differences recorded during the years ended December 31, 2024 and 2023 were dividends of $1 million and $3 million respectively, primarily related to foreign tax credits recognized by QVC and not utilized in QVC Group's consolidated tax return. The amount of the tax-related net receivable balance due from QVC Group at December 31, 2025 is $10 million, of which $15 million is included in other current assets and $5 million is included in the accrued liabilities, respectively, in the consolidated balance sheet. The amounts of the tax-related payable balance due to QVC Group as of December 31, 2024 was $32 million and is included in accrued liabilities in the consolidated balance sheet.

A reconciliation of the 2024 and 2025 beginning and ending amount of the liability for unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2024	$47
Increases related to prior year tax positions	1
Decreases related to prior year tax positions	(8)
Decreases related to settlements with taxing authorities	—
Increases related to current year tax positions	2
Balance at December 31, 2024	42
Increases related to prior year tax positions	9
Decreases related to prior year tax positions	(10)
Decreases related to settlements with taxing authorities	—
Increases related to current year tax positions	—
Balance at December 31, 2025	$41
Included in the balance of unrecognized tax benefits as of December 31, 2025 and 2024 are potential benefits of $34 million (net of a $7 million federal tax effect) and $33 million (net of a $9 million federal tax effect), respectively, that if recognized, would be reflected in income tax expense and affect the effective rate.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in interest expense in the consolidated statements of operations. The Company did not have a material amount of interest or tax penalties accrued related to unrecognized tax benefits for each of the years ended December 31, 2025, 2024 or 2023.
Income taxes paid during 2025 by taxing jurisdiction are as follows:

Year ended December 31, 2025
amounts in millions
US Federal	$35
US state and local	15
Foreign
Japan	51
Other	19
Total	$120

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
The Company participates in a consolidated federal return filing with QVC Group. As of December 31, 2025, the Internal Revenue Service ("IRS") has completed its examination of QVC Group’s tax years through 2023. The Company's 2024 and 2025 tax years are being examined currently as part of the QVC Group consolidated return under the IRS's Compliance Assurance Process program. The Company files income tax returns in various states and foreign jurisdictions. As of December 31, 2025, the Company was under examination in Arizona, Massachusetts, Minnesota, Pennsylvania, Texas, Utah, Wisconsin, New York City, and Germany.
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
HSN Settlement Agreement
In October 2023, HSN entered into a settlement agreement with the Consumer Product Safety Commission (“CPSC”) in which HSN agreed to pay a civil penalty to settle the CPSC’s claims in relation to certain handheld clothing steamers sold by HSN that were subject to a voluntary recall previously announced in 2021. In January 2024, HSN received a grand jury subpoena from the U.S. Attorney for the Central District of California that was issued in connection with an official criminal investigation into the clothing steamer matter. QVC has cooperated (and intends to continue cooperating) fully with this investigation, and at this time, QVC is unable to predict the eventual scope, duration or outcome of this investigation, nor is it able to reasonably estimate any range of loss or possible loss.
Fire at Rocky Mount Fulfillment Center
On December 18, 2021, QVC experienced a fire at its Rocky Mount fulfillment center in North Carolina. In June 2023, the Company agreed to a final insurance settlement with its insurance company and received all remaining proceeds related to the Rocky Mount claim. During the year ended December 31, 2023, the Company received $280 million of insurance proceeds, of which $210 million represented recoveries for business interruption losses. During the year ended December 31, 2023, QVC recorded $32 million of fire related costs and recognized net gains of $208 million representing proceeds received in excess of recoverable losses in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statements of operations.

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

Restructuring

On June 27, 2022, QVC Group announced a turnaround plan designed to stabilize and differentiate its core HSN and QVC-U.S. businesses and expand the Company's leadership in video streaming commerce (“Project Athens”). During 2022, QVC commenced the first phase of Project Athens, including actions to reduce inventory and a planned workforce reduction that was completed in February 2023. QVC recorded restructuring charges of $13 million during the year ended December 31, 2023 in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statement of operations. These initiatives were consistent with QVC’s strategy to operate more efficiently as it implemented its turnaround plan.

During the second quarter of 2024, QVC entered into an agreement and announced a plan to shift its global operating model for information technology services to a managed services model. As a result, during the year ended December 31, 2024 QVC recorded restructuring charges of $18 million in restructuring, penalties and fire related costs, net of (recoveries) in the

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
consolidated statements of operations. The cash payments associated with this restructuring were substantially complete as of December 31, 2025.

On November 14, 2024, QVC announced a transition to the WIN strategy, targeting top-line growth through three central priorities: (i) ‘Wherever She Shops’ - aims to enhance customer interactions across diverse platforms; (ii) ‘Inspiring People & Products’ - fosters rich, engaging content experiences; and (iii) ‘New Ways of Working’ - emphasizes leveraging technology and process enhancements to streamline operations and fuel innovation. With the WIN strategy, QVC plans to broaden content outreach by creating dynamic, purpose-built experiences that resonate across social media and digital streaming channels. By optimizing its production studios and fostering continuous improvement, QVC envisages content creation as an integrated, efficient process that adapts to various platforms without losing the essence of the brand. QVC aims to grow audiences and redefine shopping experiences, ensuring that it meets its customers wherever they are while building on its heritage for sustained success.
On January 29, 2025, the Company announced the consolidation of its QVC and HSN operations at QVC’s Studio Park location in West Chester, PA, and the closing of the St. Petersburg, FL campus. The consolidation is part of QVC’s organizational and strategic changes intended to support its WIN strategy. As a result, QVC accelerated depreciation related to the closure of the St. Petersburg, FL campus, which was completed as of September 30, 2025 (the "Completion Date"), and recorded $45 million of incremental depreciation through the Completion date. On March 27, 2025, QVC announced a plan to reorganize teams across the Company as part of the WIN strategy, which is intended to increase revenue through growth initiatives while maintaining Adjusted OIBDA margin. As a result of the reorganization, QVC recorded $34 million and $19 million of restructuring costs at QxH and QVC International, respectively, in restructuring, penalties and fire related costs, net of (recoveries) in the consolidated statements of operations during the year ended December 31, 2025. During the year ended December 31, 2025, the Company paid $37 million related to these charges.
In September 2025, QVC entered into agreements to sell the St. Petersburg properties to independent third parties. Two of the St. Petersburg property sales closed in December 2025. The sale of the remaining property is expected to be completed within the next twelve months. As of December 31, 2025, the remaining long-lived assets of $17 million, all within QxH, were included in assets held for sale noncurrent in the consolidated balance sheet.
(13) Related Party Transactions
During the years ended December 31, 2025, 2024 and 2023, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $12 million, $28 million and $25 million to CBI for the years ended December 31, 2025, 2024 and 2023, respectively. CBI allocated expenses of $2 million, $1 million, and $1 million to QVC for the years ended December 31, 2025, 2024 and 2023, respectively.
On December 30, 2020, the Company and LIC completed an internal realignment of the Company's global finance structure that resulted in a common control transaction with QVC Group. As part of the common control transaction, Liberty Interactive LLC issued a promissory note (“LIC Note”) to a subsidiary of the Company with an initial face amount of $1.8 billion, a stated interest rate of 0.48% and a maturity of December 29, 2029. Interest on the LIC Note is paid annually. QVC recorded $8 million, $8 million, and $9 million of related party interest income for the years ended December 31, 2025, 2024, and 2023, respectively, included in interest expense, net in the consolidated statement of operations.
Through a services agreement between Liberty Media Company (“LMC”) and QVC Group, LMC provides QVC Group with certain general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. During the third quarter of 2025, QVC began to perform certain general and administrative services previously provided to QVC Group by LMC, and as a result LMC substantially reduced their provided services. QVC allocated expenses of $9 million to QVC Group for the twelve months ended December 31, 2025, related to these services.
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

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
The Company does not have any liabilities measured at fair value on a recurring basis. The Company’s assets measured at fair value on a recurring basis were as follows:

	December 31, 2025		December 31, 2024
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Total	Quoted prices in active markets for identical assets (Level 1)

	amounts in millions
Cash equivalents	$353	353	52	52
(15) Information about QVC's Operating Segments and Geographical Data
The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as net revenue, Adjusted OIBDA (defined below), gross margin, average sales price per unit, number of units shipped and revenue or sales per customer. For segment reporting purposes, the Company defines Adjusted OIBDA, as net revenue less cost of goods sold (excluding fire related costs, net of recoveries, see note 12), operating expenses, and SG&A (excluding stock-based compensation, penalties and restructuring costs). The Company believes this measure is an important indicator of the operational strength and performance of its segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking among the Company's businesses and identify strategies to improve performance. This measure of performance excludes depreciation, amortization, impairment losses, gains on sale of assets and sale-leaseback transactions, restructuring, penalties and fire related costs, net of recoveries and stock-based compensation that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.
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
For the year ended December 31, 2025, QVC has identified QxH and QVC-International as its two reportable segments. Both operating segments are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the internet and mobile applications in certain markets.
QVC allocates certain corporate costs for management reporting purposes from its QxH segment to the QVC-International segment. These management cost allocations are related to certain functions such as merchandising, commerce platforms, information technology, human resources, legal, finance, brand and communications, corporate development and administration that support all of QVC’s operations. For the years ended December 31, 2025, 2024 and 2023, the costs allocated to QVC-International totaled $44 million, $45 million and $49 million, respectively.

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
Performance measures

	Year ended December 31, 2025
(in millions)	QxH	QVC-International	Total
Total revenue, net	$5,936	2,357	8,293
Cost of goods sold (exclusive of depreciation and amortization)	3,979	1,526	5,505
Segment gross profit	1,957	831	2,788
Operating expense	454	183	637
Advertising expense	330	39	369
SG&A, excluding stock-based compensation and advertising expense	656	316	972
Adjusted OIBDA	$517	293	810

	Year ended December 31, 2024
(in millions)	QxH	QVC-International	Total
Total revenue, net	$6,598	2,399	8,997
Cost of goods sold (exclusive of depreciation and amortization)	4,373	1,532	5,905
Segment gross profit	2,225	867	3,092
Operating expense	512	181	693
Advertising expense	277	35	312
SG&A, excluding stock-based compensation and advertising expense	671	318	989
Adjusted OIBDA	$765	333	1,098

	Year ended December 31, 2023
(in millions)	QxH	QVC-International	Total
Total revenue, net	$6,995	2,454	9,449
Cost of goods sold (exclusive of depreciation and amortization)	4,711	1,562	6,273
Segment gross profit	2,284	892	3,176
Operating expense	549	190	739
Advertising expense	251	38	289
SG&A, excluding stock-based compensation and advertising expense	738	339	1,077
Adjusted OIBDA	$746	325	1,071
Other information

	Years ended December 31,
	2025		2024		2023
(in millions)	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
QxH	$91	223	51	252	59	265
QVC-International	27	28	26	22	31	17
Consolidated QVC	$118	251	77	274	90	282

QVC, Inc.
Notes to Consolidated Financial Statements (continued)

	Years ended December 31,
	2025		2024
(in millions)	Total assets	Capital expenditures	Total assets	Capital expenditures
QxH	$6,529	96	8,128	122
QVC-International	1,927	36	1,761	51
Consolidated QVC	$8,456	132	9,889	173
Property and equipment, net of accumulated depreciation, by segment was as follows:

	December 31,
(in millions)	2025	2024
QxH	$166	259
QVC-International	150	151
Consolidated QVC	$316	410
The following table provides a reconciliation of Adjusted OIBDA to income before income taxes:

	Years ended December 31,
(in millions)	2025	2024	2023
Adjusted OIBDA	$810	1,098	1,071
Depreciation and amortization	(369)	(351)	(372)
Impairment of intangible assets	(930)	(578)	—
Impairment of goodwill	(1,465)	(902)	(326)
Gains on sales of assets and sale leaseback transactions	5	1	113
Restructuring, penalties and fire related (costs), net of recoveries	(53)	(18)	196
Stock-based compensation	(15)	(20)	(37)
Operating (loss) income	(2,017)	(770)	645
Interest expense	(286)	(267)	(247)
Interest income	35	16	19
Other (loss) income	(12)	2	(1)
(Loss) income before income taxes	$(2,280)	(1,019)	416
The following table summarizes net revenues based on revenues generated by subsidiaries located within the identified geographic area:

	Years ended December 31,
(in millions)	2025	2024	2023
United States	$5,936	6,598	6,995
Japan	825	870	945
Germany	784	785	788
United Kingdom	636	629	594
Other countries	112	115	127
Consolidated QVC	$8,293	8,997	9,449

QVC, Inc.
Notes to Consolidated Financial Statements (continued)
The following table summarizes property and equipment, net of accumulated depreciation, based on physical location:

	December 31,
(in millions)	2025	2024
United States	$166	259
Japan	79	81
Other countries	71	70
Consolidated QVC	$316	410
(16) Employee Benefit Plans
In certain countries, QVC sponsors defined contribution plans, which provide employees an opportunity to make contributions to a trust for investment in a variety of securities. Generally, the Company makes matching contributions to the plans based on a percentage of the amount contributed by employees. The Company's cash contributions to the plans were $22 million, $25 million, and $24 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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
Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Intentionally omitted in accordance with General Instruction I(2)(c) of Form 10-K.
Item 14. Principal Accounting Fees and Services
Audit Fees and All Other Fees
The following table presents fees for professional audit services rendered by KPMG LLP and its international affiliates for the audit of QVC’s consolidated financial statements for 2025 and 2024 and fees billed for other services rendered by KPMG LLP:

	Year ended December 31,
(in thousands)	2025	2024
Audit fees (1)	$7,948	$7,573
Audit related fees (2)	22	—
Audit and audit related fees	7,970	7,573
Tax fees (3)	12	835
Other (4)	4	—
Total fees	$7,986	$8,408
(1) For both years, fees for the annual audit of the Company’s consolidated financial statements included in the Company’s Form 10-K filing and review of financial statements included in the Company’s Form 10-Q filings. The amount also includes other services normally provided in connection with statutory and regulatory filings and engagements.
(2) For 2025, audit-related fees consisted of fees for ESG audits for certain international entities.
(3) Tax fees consist of tax compliance and consultations regarding the tax implications of certain transactions.
(4) Fees that do not fall within the categories set forth above. Fees for 2025 are for participation in an educational program.
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
All services provided by QVC's independent auditor during 2025 and 2024 were approved in accordance with the terms of the policy.

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
(a) (3) Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):
3 - Articles of Incorporation and Bylaws:

3.1
Amended and Restated Certificate of Incorporation of the Registrant dated September 23, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-38654) as filed on September 26, 2025 (the "2025 8-K")).

3.2	Amended and Restated By-Laws of the Registrant (effective September 23, 2025) (incorporated by reference to Exhibit 3.2 to the 2025 8-K)
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

10.2
SOFR Transition and Other Agreements, dated as of June 20, 2023, among the Registrant, QVC Global Corporate Holdings, LLC and Cornerstone Brands, Inc., as Borrowers, and the parties thereto, related to the Fifth Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the QVC Group's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed on August 4, 2023 (File No. 001-33982)).

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
QVC, Inc.

Date: April 15, 2026	By:/s/ DAVID L. RAWLINSON II
David L. Rawlinson II
President and Chief Executive Officer (Principal Executive Officer)

Date: April 15, 2026	By:/s/ BILL WAFFORD
Bill Wafford
Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

By:/s/ DAVID L. RAWLINSON II	President and Chief Executive Officer (Principal Executive Officer)	Date: April 15, 2026
David L. Rawlinson II

By:/s/ BILL WAFFORD	Executive Vice President, Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date: April 15, 2026
Bill Wafford

By:/s/ PAUL KEGLEVIC	Director	Date: April 15, 2026
Paul Keglevic

By:/s/ JILL FRIZZLEY	Director	Date: April 15, 2026
Jill Frizzley