Form 10-Q
period 2026-03-31
QVC INC
filed 2026-05-15
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-38654
QVC, Inc.
(Exact name of Registrant as specified in its charter)

State of Delaware	23-2414041
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number)

1200 Wilson Drive	19380
West Chester, Pennsylvania	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (484) 701-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
6.375% Senior Secured Notes due 2067	QVCDQ	OTC Pink Limited Market
6.250% Senior Secured Notes due 2068	QVCCQ	OTC Pink Limited Market
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,”“accelerated filer,” “smaller reporting company” and“emerging growth company” in Rule 12b-2 of the Exchange Act.

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
2026 QUARTERLY REPORT ON FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies, including the outcome and effects of the Chapter 11 Cases (as defined below) (including our ability to successfully emerge from the process and the timing thereof); including our WIN strategy; capital expenditures; revenue growth; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; repayment of debt; economic and macroeconomic trends (including the impact of tariffs); our and QVC Group's ability to continue as a going concern; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 3. “Quantitative and Qualitative Disclosures About Market Risk” contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. You should not place undue reliance on the forward-looking statements made in this Quarterly Report on Form 10-Q. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:
•our ability to obtain court approval from the Bankruptcy Court with respect to motions or other requests made to the Bankruptcy Court throughout the course of the Chapter 11 Cases;
•potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations, including increased legal and other professional costs necessary to execute our restructuring process (including the availability of operating capital during the pendency of the Chapter 11 Cases);
•objections to the confirmation of our Plan (as defined below) or other pleadings we file that could protract the Chapter 11 Cases;
•the Bankruptcy Court’s rulings in the Chapter 11 Cases, and the outcome of the Chapter 11 Cases generally;
•the length of time that we will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;
•the impact of the delisting of our 2067 Notes (as defined below) and 2068 Notes (as defined below) from the New York Stock Exchange (the “NYSE”);
•our ability to comply with the restrictions imposed by the terms and conditions of certain financing arrangements;
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
•changes in, or failure or inability to comply with, government regulations, including, regulations of the Federal Communications Commission and commitments and adverse outcomes from regulatory proceedings;
•new regulations and varied governmental and non-governmental perspectives on corporate sustainability;
•changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors, including our increased reliance on social media platforms as a marketing tool;
•domestic and international economic and business conditions and industry trends, including the impact of the United Kingdom's (“U.K.”) withdrawal from the European Union and the impact of inflation and increased labor costs;
•increases in market interest rates;

•changes and uncertainty surrounding tariffs, trade policy and trade relations with China, the U.K. and other countries;
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

For additional risk factors, please see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 10-K”). These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based, except as required by law.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and the 2025 10-K.

Item 1. Financial Statements
QVC, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(in millions, except share amounts)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,310	1,496
Trade and other receivables, net of allowance for credit losses of $73 million and $76 million, respectively	750	1,016
Inventories	860	832
Other current assets	261	219
Total current assets	3,181	3,563
Property and equipment, net of accumulated depreciation of $897 million and $897 million, respectively	299	316
Intangible assets not subject to amortization (note 3):
Goodwill	782	800
Tradenames	1,190	1,190
Intangible assets subject to amortization, net (note 3)	279	315
Operating lease right-of-use assets	451	461
Note receivable - related party (note 1)	1,740	1,740
Other noncurrent assets	51	54
Assets held for sale noncurrent (note 5)	17	17
Total assets	$7,990	8,456
Liabilities and Equity
Current liabilities:
Accounts payable	$443	664
Accrued liabilities	570	727
Current debt (note 4)	5,024	5,023
Other current liabilities	50	52
Total current liabilities	6,087	6,466
Long-term debt (note 4)	1	1
Deferred income tax liabilities	163	173
Operating lease liabilities	451	460
Other liabilities	76	88
Total liabilities	6,778	7,188
Equity:
Stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	11,205	11,205
Accumulated deficit	(9,773)	(9,748)
Accumulated other comprehensive earnings (loss)	(293)	(262)
Total stockholder's equity	1,139	1,195
Noncontrolling interest in equity of subsidiary	73	73
Total equity	1,212	1,268
Commitments and contingencies (note 5)
Total liabilities and equity	$7,990	8,456
See accompanying notes to condensed consolidated financial statements

QVC, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
(in millions)	2026	2025
Total revenue, net	$1,769	1,905
Operating costs and expenses:
Cost of goods sold (excluding depreciation and amortization shown separately below)	1,180	1,271
Operating expense	137	154
Selling, general and administrative, including stock-based compensation and pre-petition charges	332	299
Depreciation and amortization	74	95
(Gain) loss on sale of assets	(10)	—
Restructuring (benefits) costs (note 5)	—	57
	1,713	1,876
Operating income (loss)	56	29
Other income (expense):
Interest expense	(76)	(64)
Interest income	11	4
Other income (expense)	1	(4)
	(64)	(64)
Earnings (loss) before income taxes	(8)	(35)
Income tax (expense) benefit	(8)	2
Net earnings (loss)	(16)	(33)
Less net earnings (loss) attributable to the noncontrolling interest	9	9
Net earnings (loss) attributable to QVC, Inc. shareholder	$(25)	(42)
See accompanying notes to condensed consolidated financial statements

QVC, Inc.
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(unaudited)

	Three months ended March 31,
(in millions)	2026	2025
Net earnings (loss)	$(16)	(33)
Foreign currency translation adjustments, net of tax	(32)	50
Total comprehensive earnings (loss)	(48)	17
Less comprehensive earnings (loss) attributable to noncontrolling interest	8	13
Comprehensive earnings (loss) attributable to QVC, Inc. shareholder	$(56)	4
See accompanying notes to condensed consolidated financial statements

QVC, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
(in millions)	2026	2025
Cash flows from operating activities:
Net earnings (loss)	$(16)	(33)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	74	95
(Gain) loss on sale of assets	(10)	—
Deferred income tax expense (benefit)	(9)	2
Non-cash lease expense	24	26
Stock-based compensation	—	4
Other charges, net	(6)	(3)
Change in operating assets and liabilities
Decrease (increase) in trade and other receivables	264	298
Decrease (increase) in inventories	(33)	(92)
Decrease (increase) in other current assets	5	31
(Decrease) increase in accounts payable	(219)	(106)
(Decrease) increase in accrued and other liabilities	(172)	(176)
Net cash provided (used) by operating activities	(98)	46
Cash flows from investing activities:
Capital expenditures	(32)	(30)
Expenditures for television distribution rights	(6)	(43)
Proceeds from sale of fixed assets	12	—
Other investing activities, net	1	(1)
Net cash provided (used) by investing activities	(25)	(74)
Cash flows from financing activities:
Dividends paid to noncontrolling interest	(8)	(11)
Borrowings of debt	—	866
Repayments of debt	—	(797)
Dividends paid to QVC Group, Inc.	—	(42)
Other financing activities, net	(2)	(1)
Net cash provided (used) by financing activities	(10)	15
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(7)	12
Net increase (decrease) in cash, cash equivalents and restricted cash	(140)	(1)
Cash, cash equivalents and restricted cash, beginning of period	1,557	315
Cash, cash equivalents and restricted cash, end of period	$1,417	314
The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	March 31,	December 31,
(in millions)	2026	2025
Cash and cash equivalents	$1,310	1,496
Restricted cash included in other current assets	107	61
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$1,417	1,557
See accompanying notes to condensed consolidated financial statements

QVC, Inc.
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2024	1	$—	11,201	(370)	(7,538)	76	3,369
Net earnings (loss)	—	—	—	—	(42)	9	(33)
Foreign currency translation adjustments, net of tax	—	—	—	46	—	4	50
Stock-based compensation	—	—	3	—	—	—	3
Dividends paid to QVC Group, Inc. and noncontrolling interest	—	—	—	—	(42)	(11)	(53)
Balance, March 31, 2025	1	$—	11,204	(324)	(7,622)	78	3,336

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2025	1	$—	11,205	(262)	(9,748)	73	1,268
Net earnings (loss)	—	—	—	—	(25)	9	(16)
Foreign currency translation adjustments, net of tax	—	—	—	(31)	—	(1)	(32)
Dividends paid to QVC Group, Inc. and noncontrolling interest	—	—	—	—	—	(8)	(8)
Balance, March 31, 2026	1	$—	11,205	(293)	(9,773)	73	1,212

See accompanying notes to condensed consolidated financial statements

QVC, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of QVC, Inc. and its controlled subsidiaries (collectively, “QVC,” the “Company,” “us,” “we,” or “our” unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation. QVC is comprised of the reportable segments of QxH, which includes QVC-U.S. and HSN, Inc. (“HSN”), and QVC-International. These segments reflect the way the Company evaluates its business performance and manages its operations. The Company is an indirect wholly-owned subsidiary of QVC Group, Inc., (“QVC Group”), which also owns Cornerstone Brands, Inc. (“CBI”), as well as other minority investments.
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
The Company's Japanese operations (“QVC-Japan”) are conducted through a joint venture with Mitsui & Co. LTD. (“Mitsui”). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. QVC-Japan paid dividends to Mitsui of $8 million and $11 million during the three months ended March 31, 2026 and 2025, respectively.
During each of the three months ended March 31, 2026 and 2025, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $1 million and $6 million to CBI for the three months ended March 31, 2026 and 2025, respectively. CBI allocated expenses of $1 million to QVC for each of the three months ended March 31, 2026 and 2025.
On December 30, 2020, the Company and Liberty Interactive LLC (“LIC”) completed an internal realignment of the Company's global finance structure that resulted in a common control transaction with QVC Group. As part of the common control transaction, LIC issued a promissory note (“LIC Note”) to a subsidiary of the Company with an initial face amount of $1.8 billion, a stated interest rate of 0.48% and a maturity of December 29, 2029. Interest on the LIC Note is paid annually. QVC recorded $2 million of related party interest income for each of the three months ended March 31, 2026 and 2025, in the condensed consolidated statements of operations.

The accompanying (a) condensed consolidated balance sheet as of December 31, 2025, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The Company’s business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in QVC's 2025 10-K. Certain prior period balances were reclassified to conform to the current period's presentation.

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
The condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with U.S. GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2026 and December 31, 2025, QVC’s net leverage ratio, as calculated under the Fifth Amended and Restated Credit Agreement (the “Credit Agreement,” and the credit facility thereunder, the “Credit Facility”), was greater than 4.5 to 1.0. Under the terms of the Credit Agreement, this constitutes a breach of the financial covenant. Without a waiver under the Credit Agreement, the lenders have the right, but not the obligation, to accelerate the loans and demand repayment from QVC for noncompliance with the net leverage ratio debt covenant; however, such acceleration cannot occur until certain conditions are satisfied, including the expiration of a cure period during which QVC may take remedial action to cure the breach.

Additionally, under the indentures governing the QVC Notes (as defined below), a default under the Credit Agreement will only constitute an event of default under the indentures, and thus trigger the right, but not the obligation, of the noteholders to accelerate the QVC Notes and demand repayment if (i) the Credit Facility has been accelerated, (ii) there is a payment default under the Credit Agreement or (iii) there is a foreclosure on collateral securing the Credit Facility. Accordingly, acceleration of the QVC Notes is not automatic upon a breach of the Credit Agreement covenant; it is contingent upon the occurrence of one of these specified events under the Credit Agreement. See discussion below for default relating to Chapter 11 Cases (defined below).
As a result of the above-noted net leverage ratio and the maturity date of the Credit Facility, the outstanding principal associated with the Credit Facility and QVC Notes have been classified as current liabilities in the condensed consolidated balance sheet, as of March 31, 2026 and December 31, 2025.
Voluntary Petition for Reorganization
On April 16, 2026 (“the Petition Date"), QVC Group, Inc. (“QVC Group” and together with certain of its affiliates, the “Company Parties”) commenced voluntary cases (the“Chapter 11 Cases”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). As of the Petition Date, we are operating our businesses as “debtors-in-possession” (“DIP”) under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. QVC Group and QVC received approval from the Bankruptcy Court for a variety of “first day” motions to continue their ordinary course operations during the Chapter 11 Cases.
Subsequent to the filing of our Chapter 11 Cases, we adopted Financial Accounting Standards Board Accounting (“FASB”) Standards Codification (“ASC”) Topic 852 – Reorganizations, which specifies the accounting and financial reporting requirements for entities reorganizing through Chapter 11 bankruptcy proceedings. These requirements include distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business.

Commencing the Chapter 11 Cases constituted an event of default that accelerates the Company Parties’ respective obligations under (i) the 4.750% Senior Secured Notes due 2027, 4.375% Senior Secured Notes due 2028, 6.875% Senior Secured Notes due 2029, 5.450% Senior Secured Notes due 2034, 5.950% Senior Secured Notes due 2043, 6.375% Senior Secured Notes due 2067 (the “2067 Notes”), and 6.250% Senior Secured Notes due 2068 (the “2068 Notes”) (collectively, the “QVC Notes”), issued by QVC, (ii) the 3.75% senior unsecured exchangeable debentures due 2030, 4.00% senior unsecured exchangeable debentures due 2029, 8.25% senior unsecured debentures due 2030, and 8.50% senior unsecured debentures due 2029 (collectively, the “LINTA Notes”), issued by Liberty Interactive LLC (“LI LLC”) and (iii) the Credit Agreement. The Credit Agreement, together with the QVC Notes and LINTA Notes, are herein referred to as the “Debt Instruments”. The Credit Agreement and the QVC Notes provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. The exchangeable senior debentures provide that the amount accelerated is the greater of (x) the current principal amount of the exchangeable senior debentures or (y) the market value of the reference shares, plus all accrued and unpaid interest and all pass-through distributions due with respect to the reference shares shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments will be automatically stayed as a result of the Chapter 11 Cases, and the stakeholders’ rights of enforcement in respect of the Debt Instruments will be subject to the applicable provisions of the Bankruptcy Code, including the Automatic Stay (defined below).

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

Restructuring Support Agreement

On April 16, 2026, prior to the commencement of the voluntary cases, the Company Parties entered into a Restructuring Support Agreement (the “Restructuring Support Agreement” and the holders parties thereto, the “Supporting Stakeholders”), with certain holders of our Debt Instruments. The Restructuring Support Agreement contemplates agreed-upon terms for a comprehensive restructuring with respect to the Company Parties’ capital structure (the “Restructuring”) to be implemented through a proposed prepackaged plan of reorganization (the “Plan”).

The Restructuring Support Agreement and the Plan attached thereto contemplate the restructuring of the Company Parties’ outstanding funded debt obligations, including approximately $2.2 billion of outstanding QVC Notes, approximately $1.5 billion of outstanding LINTA Notes and approximately $2.9 billion outstanding under the Credit Facility. The material terms of the Restructuring Support Agreement and the Plan include, among other things, that:
•QVC or any successor or assign thereto, by merger, consolidation, or otherwise (such entity, “Reorganized QVC”) shall issue approximately $1.3 billion in aggregate original principal amount of takeback debt (the “Takeback Debt”) on the terms and conditions set forth in the Takeback Debt Documents (as defined in the Restructuring Support Agreement);
•on or as soon as reasonably practicable following the effective date of the Plan (“Effective Date”), receipt by the holders of claims arising under, in connection with, or on account of the Credit Facility and the QVC Notes of their pro rata share of: (i) QVC Distributable Cash (as defined in the Plan); (ii) the Takeback Debt; and (iii) 100% of the equity in Reorganized QVC, subject to dilution by the management incentive plan;
•non-funded debt general unsecured claims (including all trade claims and contract and lease claims) will be unimpaired; and
•QVC entered into a $300 million debtor-in-possession letter of credit facility (the “DIP LC Facility”) with JPMorgan Chase Bank, N.A., as agent, to issue new letters of credit and roll existing letters of credit to support operations during the pendency of the Chapter 11 Cases, cash collateralized by $315 million deposited in a cash collateral account; commitments under the DIP LC Facility would expire upon the earliest of (i) six months from the Petition Date, (ii) the Effective Date and (iii) the occurrence of an event of default, all as more fully set forth in such DIP LC Facility Term Sheet attached as Exhibit D to the Restructuring Support Agreement, which is furnished as part of Exhibit 10.1 hereto, and subject to Bankruptcy Court approval pursuant to interim and final DIP orders.
Automatic Stay and Other Protections

Subject to certain exceptions under the Bankruptcy Code, pursuant to Section 362 of the Bankruptcy Code, the filing of QVC Group’s Chapter 11 Cases automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of QVC Group or our property to recover on, collect or secure a claim arising prior to the filing of our Chapter 11 Cases or to exercise control over property of QVC Group’s bankruptcy estate, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim (the “Automatic Stay”). Notwithstanding the general application of the Automatic Stay described above and other protections afforded by the Bankruptcy Code, governmental authorities may determine to continue actions brought under their police and regulatory powers.

New York Stock Exchange Delisting

On April 17, 2026, we received a delisting notice from the New York Stock Exchange (“NYSE”) notifying us, as a result of the Chapter 11 Cases and in accordance with the NYSE Listed Company Manual Section 802.01D, of its determination to delist our 2067 Notes and 2068 Notes from NYSE and suspend trading of our 2067 Notes and 2068 Notes on the NYSE. Following the suspension of trading on NYSE, the 2067 Notes and 2068 Notes were quoted on the Pink Limited Market. The over-the-counter markets are significantly more limited than NYSE. Quotation on the Pink Limited Market could result in a less liquid market for existing and potential holders of our 2067 Notes and 2068 Notes and could further depress the trading price of our 2067 Notes and 2068 Notes. We can provide no assurance as to whether broker-dealers will continue to provide

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
public quotes of our 2067 Notes and 2068 Notes on the over-the-counter markets or whether trading volume will be sufficient to provide for an efficient trading market.

NYSE filed a Form 25 for us on May 4, 2026 in connection with the delisting of our 2067 Notes and 2068 Notes from NYSE and the delisting became effective April 24, 2026. In accordance with Rule 12d2-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the deregistration of our 2067 Notes and 2068 Notes under Section 12(b) of the Exchange Act will become effective 90 days after the date the Form 25-NSE is filed.

Restricted Cash
Restricted cash as of March 31, 2026 and December 31, 2025 primarily includes cash deposits to cover potential disputes or other financial obligations with certain counterparties and a cash deposit with a third party trustee that provides financial assurance that the Company will fulfill its obligations in relation to claims under its workers' compensation policy.

(2) Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued Accounting Standard Update 2025-05, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which is intended to simplify the estimation of expected credit losses for certain current receivables and contract assets under the Current Expected Credit Losses model, particularly those arising from revenue contracts under ASC 606. The Company elected to apply the practical expedient, which permits us to assume current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable. The Company prospectively adopted this new standard as of January 1, 2026, and it did not have a material impact on its consolidated financial statements.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(3) Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 31, 2026 were as follows:

(in millions)	QVC-Int'l
Balance as of December 31, 2025	$800
Exchange rate fluctuations	(18)
Balance as of March 31, 2026	$782
As of March 31, 2026 and December 31, 2025, there were no goodwill balances at QxH.
Other intangible assets consisted of the following:

	March 31, 2026			December 31, 2025
(in millions)	Gross cost	Accumulated amortization	Intangible assets subject to amortization, net	Gross cost	Accumulated amortization	Intangible assets subject to amortization, net
Purchased and internally developed software	$1,128	(943)	185	1,116	(917)	199
Affiliate and customer relationships	2,831	(2,795)	36	2,835	(2,788)	47
Television distribution rights	155	(98)	57	161	(93)	68
Debt origination fees	9	(8)	1	9	(8)	1
Intangible assets subject to amortization	$4,123	(3,844)	279	4,121	(3,806)	315
Tradenames (indefinite life)	$1,190		1,190	1,190		1,190
As of March 31, 2026, the related amortization expense will be as follows for the next five years (in millions):

Remainder of 2026	$161
2027	77
2028	35
2029	6
2030	—

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(4) Debt
Debt consisted of the following:

(in millions)	March 31, 2026	December 31, 2025
4.750% Senior Secured Notes due 2027[1]	44	44
4.375% Senior Secured Notes due 2028[1]	72	72
6.875% Senior Secured Notes due 2029[1]	605	605
5.45% Senior Secured Notes due 2034, net of original issue discount[1]	400	400
5.95% Senior Secured Notes due 2043, net of original issue discount[1]	300	300
6.375% Senior Secured Notes due 2067[1]	225	225
6.25% Senior Secured Notes due 2068[1]	500	500
Senior secured credit facility[1]	2,900	2,900
Finance lease obligations	2	2
Less deferred loan costs, net[1]	(23)	(24)
Total debt obligations	5,025	5,024
Less current portion	(5,024)	(5,023)
Long-term portion of debt	$1	1
(1) Classified as current as of March 31, 2026 and December 31, 2025.
Covenant Compliance
As noted in Item 1, Note 1 “Basis of Presentation”, as of March 31, 2026 and December 31, 2025, QVC is not in compliance with the net leverage ratio, as calculated under the Credit Agreement. Under the terms of the Credit Agreement, this constitutes a breach of the financial covenant.
Under both the Credit Agreement and the indentures governing the QVC Notes, QVC is permitted to make unlimited dividends to service the debt of its parent entities so long as it is not in default under those agreements and to make certain restricted payments to QVC Group under an intercompany tax sharing agreement (the “Tax Agreement”) in respect of certain tax obligations of QVC and its subsidiaries. As a result of the breach of financial covenant under the Credit Agreement, QVC is no longer permitted to make unlimited dividends to service the debt of its parent entities to QVC Group. QVC can continue to make certain restricted payments to QVC Group under the Tax Agreement in respect of certain tax obligations of QVC and its subsidiaries.
As a result of the above-noted net leverage ratio and the maturity date of the Credit Facility, the outstanding principal associated with the Credit Facility and QVC Notes has been classified as a current liability in the condensed consolidated balance sheet, as of March 31, 2026 and December 31, 2025.
Senior Secured Notes
All of the QVC Notes are secured by the capital stock of QVC and have equal priority to the Credit Facility. The interest on the QVC Notes is payable semi-annually with the exception of interest on the 2067 Notes and the 2068 Notes, which is payable quarterly.
On February 18, 2025, QVC repaid the remaining 4.45% Senior Secured Notes due 2025, at maturity, using availability under the Credit Facility and cash on hand.
The QVC Notes contain certain covenants, including certain restrictions on QVC and its restricted subsidiaries (subject to certain exceptions), with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; and restricting subsidiary distributions.

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
Senior Secured Credit Facility
On October 27, 2021, QVC entered into the Credit Agreement with CBI and QVC Global Corporate Holdings, LLC (“QVC Global”), each a direct or indirect wholly owned subsidiary of QVC Group, as borrowers (collectively, the “Borrowers”), and the other parties thereto. The Credit Facility is a multi-currency facility providing for a $3.25 billion revolving credit facility, with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. The Credit Facility may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings under the Credit Facility bear interest at either the alternate base rate (“ABR Rate”) or a London Inter-bank Offered Rate (“LIBOR”)-based rate (or the applicable non-U.S. Dollar equivalent rate) (“Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt (less cash and cash equivalents) to consolidated EBITDA (the “consolidated net leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated net leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if QVC Global or any other borrower (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid may be reborrowed.

On June 20, 2023, QVC and QVC Global, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto entered into an agreement whereby, in accordance with the Credit Agreement, LIBOR-based rate loans denominated in U.S. dollars made on or after June 30, 2023 would be replaced with Secured Overnight Financing Rate (“SOFR”)-based rate loans. Borrowings that are SOFR-based loans will bear interest at a per annum rate equal to the applicable SOFR rate, plus a credit spread adjustment, plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated net leverage ratio.

On April 1, 2025, CBI was removed as a borrower under the Credit Agreement. CBI had no outstanding borrowings under the Credit Facility at the time of its removal from the Credit Agreement.
See Item 1, Note 1 “Basis of Presentation”, for additional discussion regarding the Company's Chapter 11 Cases and ability to continue as a going concern.
As a result of noncompliance with the net leverage ratio, no additional borrowings are available under the Credit Facility. The interest rate on the Credit Facility was 5.4% and 6.0% at March 31, 2026 and 2025, respectively.
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

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
Fair Value of Debt
QVC estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to QVC for debt of the same remaining maturities (Level 2). As of March 31, 2026, the 2067 Notes (ticker: QVCDQ) and the 2068 Notes (ticker: QVCCQ) were traded on the New York Stock Exchange, which the Company considers to be an “active market”, as defined by U.S. GAAP. As such, the 2067 Notes and 2068 Notes were valued based on their trading price (Level 1). The fair value of QVC's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at March 31, 2026 are as follows (amounts in millions):

Senior secured notes	$928
As noted in Item 1, Note 1 “Basis of Presentation”, as of April 17, 2026, the 2067 Notes and 2068 Notes were delisted from the NYSE, which may affect the Level 1 classification going forward.
Due to the variable rate nature, QVC believes that the carrying amount of its other debt, not discussed above, approximated fair value at March 31, 2026.
(5) Commitments and Contingencies
Litigation
The Company has contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible the Company may incur losses upon the conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that the amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.
HSN Settlement Agreement
In October 2023, HSN entered into a settlement agreement with the Consumer Product Safety Commission (“CPSC”) in which HSN agreed to pay a civil penalty of $16 million to settle the CPSC’s claims that HSN allegedly failed to timely submit a report under the Consumer Product Safety Act (“CPSA”) in relation to certain handheld clothing steamers sold by HSN under the Joy Mangano brand names My Little Steamer and My Little Steamer® Go Mini that were subject to a voluntary recall previously announced on May 26, 2021. The settlement agreement also requires HSN to implement and maintain a compliance program to ensure compliance with the CPSA. In January 2024, HSN received a grand jury subpoena from the U.S. Attorney for the Central District of California that was issued in connection with an official criminal investigation into the clothing steamer matter. We have cooperated (and intend to continue cooperating) fully with this investigation, and at this time, we are unable to predict the eventual scope, duration or outcome of this investigation, nor are we able to reasonably estimate any range of loss or possible loss.

Contingencies
Network and information systems, including the internet and telecommunication systems, third party delivery services and other technologies are critical to QVC's business activities. Substantially all of QVC's customer orders, fulfillment and delivery services are dependent upon the use of network and information systems, including the use of third party telecommunication and delivery service providers. If information systems, including the internet or telecommunication services are disrupted, or if QVC's third party delivery services experience a disruption in their transportation delivery services, the Company could face a significant disruption in fulfilling QVC's customer orders and shipment of QVC's products. The Company has active disaster recovery programs in place to help mitigate risks associated with these critical business activities.

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
On January 29, 2025, the Company announced the consolidation of its QVC and HSN operations at the Company’s Studio Park location in West Chester, PA and the closing of the St. Petersburg, FL campus. The consolidation is part of QVC’s organizational and strategic changes intended to support the Company’s WIN strategy. As a result, the Company accelerated depreciation related to the closure of the St. Petersburg, FL campus, which was completed as of September 30, 2025. The Company recorded $14 million of incremental depreciation for the three months ended March 31, 2025 related to the St. Petersburg closure. On March 27, 2025 the Company announced a plan to reorganize teams across the Company as part of the WIN strategy, which is intended to increase revenue through growth initiatives while maintaining Adjusted OIBDA margin. As a result of the reorganization, QVC recorded $36 million and $21 million of restructuring costs at QxH and QVC International, respectively, during the three months ended March 31, 2025 in restructuring (benefits) costs in the condensed consolidated statement of operations.
In September 2025, QVC entered into agreements to sell the St. Petersburg properties to independent third parties, and two of these property sales closed in December 2025. As of March 31, 2026, the related long-lived assets of $17 million, all within QxH, were included in assets held for sale noncurrent in the condensed consolidated balance sheet. The sale of the remaining property is expected to be completed by the end of 2026.
(6) Financial Instruments and Fair Value Measurements
For assets and liabilities required to be reported or disclosed at fair value, U.S. GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in “active markets” for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs, other than quoted market prices included within Level 1, are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.
The Company measures the fair value of money market funds based on quoted prices in “active markets” for identical assets. Money market funds are included as cash equivalents in Level 1 fair value instruments in the table below.
The Company does not have any liabilities measured at fair value on a recurring basis. The Company's assets measured at fair value on a recurring basis were as follows:

	March 31, 2026		December 31, 2025
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Total	Quoted prices in active markets for identical assets (Level 1)
Cash equivalents	$47	47	353	353

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(7) Information about QVC's Operating Segments
The Company's Chief Operating Decision Maker ("CODM") is the Company's Chief Executive Officer who has ultimate responsibility for enterprise decisions. QVC's CODM determines, in particular, resource allocation for, and monitors performance of, the consolidated enterprise, QxH and QVC International. The segment managers have responsibility for operating decisions, allocating resources and assessing performance within their respective segments. QVC's CODM relies on internal management reporting that analyzes enterprise results and segment results to the Adjusted OIBDA level (defined below).
For the three months ended March 31, 2026 and 2025, QVC has identified QxH and QVC International as its two operating segments. Both operating segments (which are also the reportable segments) are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the internet (including social media) and mobile applications in certain markets.
The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as total revenue, net, Adjusted OIBDA (defined below), gross margin, average sales price per unit, number of units shipped and revenue or sales per customer. For segment reporting purposes, the Company defines Adjusted OIBDA, as total revenue, net less cost of goods sold, operating expenses, and selling, general and administrative expenses excluding stock-based compensation, and, where applicable, separately identified items impacting comparability. The Company believes this measure is an important indicator of the operational strength and performance of its segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking among the Company's businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, and where applicable, separately identified impairments, litigation settlements, restructuring (benefits) costs, pre-petition charges (primarily professional fees directly related to, and incurred prior to, the filing of the Chapter 11 Cases), and (gain) loss on sale of assets, that are included in the measurement of operating income (loss) pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net earnings (loss), cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.
Disaggregated revenue by segment and product category consisted of the following:

	Three months ended March 31, 2026			Three months ended March 31, 2025
(in millions)	QxH	QVC-International	Total	QxH	QVC-International	Total
Home	$497	223	720	538	223	761
Apparel	247	96	343	258	99	357
Beauty	179	115	294	211	120	331
Accessories	147	48	195	173	46	219
Jewelry	65	37	102	63	33	96
Electronics	60	19	79	89	15	104
Other revenue	36	—	36	36	1	37
Total net revenue	$1,231	538	1,769	1,368	537	1,905

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)

Performance measures

		Three months ended March 31, 2026			Three months ended March 31, 2025
(in millions)	QxH	QVC-Int'l	Total	QxH	QVC-Int'l	Total
Total revenue, net	$1,231	538	1,769	1,368	537	1,905
Costs of goods sold (excluding depreciation and amortization)	824	356	1,180	923	348	1,271
Segment gross profit	407	182	589	445	189	634
Operating expense	92	45	137	111	43	154
Advertising	70	8	78	55	8	63
Selling, general and administrative (excluding stock-based compensation, advertising and pre-petition charges)	153	80	233	157	75	232
Adjusted OIBDA	$92	49	141	122	63	185

Other information

	March 31, 2026
(in millions)	Total assets	Property and equipment, net
QxH[1]	$6,120	159
QVC International	1,870	140
Consolidated QVC	$7,990	299
(1) QxH Property and equipment, net as of March 31, 2026 excludes assets classified as assets held for sale in the condensed consolidated balance sheet.

	March 31, 2025
(in millions)	Total assets	Property and equipment, net
QxH	$7,891	235
QVC International	1,784	153
Consolidated QVC	$9,675	388

	March 31, 2026	March 31, 2025
(in millions)	Capital expenditures	Capital expenditures
QxH	$28	25
QVC International	4	5
Consolidated QVC	$32	30

	March 31, 2026		March 31, 2025
(in millions)	Depreciation	Amortization	Depreciation	Amortization
QxH	$9	52	28	55
QVC International	6	7	6	6
Consolidated QVC	$15	59	34	61

QVC, Inc.
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
The following table provides a reconciliation of Adjusted OIBDA to operating income and earnings before income taxes:

	Three months ended March 31,
(in millions)	2026	2025
Adjusted OIBDA	$141	185
Depreciation and amortization	(74)	(95)
(Gain) loss on sale of assets	10	—
Pre-petition charges	(21)	—
Stock-based compensation	—	(4)
Restructuring benefits (costs)	—	(57)
Operating income (loss)	56	29
Interest expense	(76)	(64)
Interest income	11	4
Other income (expense)	1	(4)
Earnings (loss) before income taxes	$(8)	(35)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
QVC, Inc. and its consolidated subsidiaries (unless otherwise indicated or required by the context, the terms “we,” “our,” “us,” the “Company” and “QVC” refer to QVC, Inc. and its consolidated subsidiaries) are a retailer of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised shopping programs, the internet (including social media) and mobile applications. QVC is comprised of the reportable segments of QxH, which includes QVC-U.S. and HSN, Inc. (“HSN”), and QVC International. These segments reflect the way the Company evaluates its business performance and manages its operations.
Chapter 11 Proceedings
Voluntary Filing under Chapter 11
On April 16, 2026 (“the Petition Date"), QVC Group, Inc. (“QVC Group” and together with certain of its affiliates, the “Company Parties”) commenced voluntary cases (the“Chapter 11 Cases”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). As of the Petition Date, we are operating our businesses as “debtors-in-possession” (“DIP”) under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. QVC Group and QVC received approval from the Bankruptcy Court for a variety of “first day” motions to continue their ordinary course operations during the Chapter 11 Cases.
Commencing the Chapter 11 Cases constituted an event of default that accelerated the Company Parties’ respective obligations under (i) the 4.750% Senior Secured Notes due 2027, 4.375% Senior Secured Notes due 2028, 6.875% Senior Secured Notes due 2029, 5.450% Senior Secured Notes due 2034, 5.950% Senior Secured Notes due 2043, 6.375% Senior Secured Notes due 2067 (the “2067 Notes”), and 6.250% Senior Secured Notes due 2068 (the “2068 Notes”) (collectively the “QVC Notes”), issued by QVC, (ii) the 3.75% senior unsecured exchangeable debentures due 2030, 4.00% senior unsecured exchangeable debentures due 2029, 8.25% senior unsecured debentures due 2030, and 8.50% senior unsecured debentures due 2029 (collectively, the “LINTA Notes”), issued by Liberty Interactive LLC (“LI LLC”) and (iii) that certain Fifth Amendment and Restatement Agreement dated as of October 27, 2021, by and among QVC and QVC Global Corporate Holdings, LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative and collateral agent (the “Credit Agreement,” and the credit facility thereunder, the “Credit Facility”). The Credit Agreement, together with the QVC Notes and LINTA Notes, are herein referred to as the “Debt Instruments”. The Credit Agreement and the QVC Notes provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. The exchangeable senior debentures provide that the amount accelerated is the greater of (x) the current principal amount of the exchangeable senior debentures or (y) the market value of the reference shares, plus all accrued and unpaid interest and all pass-through distributions due with respect to the reference shares shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments will be automatically stayed as a result of the Chapter 11 Cases, and the stakeholders’ rights of enforcement in respect of the Debt Instruments will be subject to the applicable provisions of the Bankruptcy Code, including the Automatic Stay (defined below).

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

Restructuring Support Agreement

On April 16, 2026, prior to the commencement of the voluntary cases, the Company Parties entered into a Restructuring Support Agreement (the “Restructuring Support Agreement” and the holders parties thereto, the “Supporting Stakeholders”), with certain holders of our Debt Instruments. The Restructuring Support Agreement contemplates agreed-upon terms for a comprehensive restructuring with respect to the Company Parties’ capital structure (the “Restructuring”) to be implemented through a proposed prepackaged plan of reorganization (the “Plan”).

The Restructuring Support Agreement and the Plan attached thereto contemplate the restructuring of the Company Parties’ outstanding funded debt obligations, including approximately $2.2 billion of outstanding QVC Notes, approximately $1.5 billion of outstanding LINTA Notes and approximately $2.9 billion outstanding under the Credit Facility.

The material terms of the Restructuring Support Agreement and the Plan include, among other things, that:
•QVC or any successor or assign thereto, by merger, consolidation, or otherwise (such entity, “Reorganized QVC”) shall issue approximately $1.3 billion in aggregate original principal amount of takeback debt (the “Takeback Debt”) on the terms and conditions set forth in the Takeback Debt Documents (as defined in the Restructuring Support Agreement);
•on or as soon as reasonably practicable following the effective date of the Plan “Effective Date”), receipt by the holders of claims arising under, in connection with, or on account of the Credit Facility and the QVC Notes of their pro rata share of: (i) QVC Distributable Cash (as defined in the Plan); (ii) the Takeback Debt; and (iii) 100% of the equity in Reorganized QVC, subject to dilution by the management incentive plan;
•non-funded debt general unsecured claims (including all trade claims and contract and lease claims) will be unimpaired; and
•QVC entered into a $300 million debtor-in-possession letter of credit facility (the “DIP LC Facility”) with JPMorgan Chase Bank, N.A., as agent, to issue new letters of credit and roll existing letters of credit to support operations during the pendency of the Chapter 11 Cases, cash collateralized by $315 million deposited in a cash collateral account; commitments under the DIP LC Facility would expire upon the earliest of (i) six months from the Petition Date, (ii) the Effective Date and (iii) the occurrence of an event of default, all as more fully set forth in such DIP LC Facility Term Sheet attached as Exhibit D to the Restructuring Support Agreement, which is furnished as part of Exhibit 10.1 hereto, and subject to Bankruptcy Court approval pursuant to interim and final DIP orders.
Automatic Stay and Other Protections

Subject to certain exceptions under the Bankruptcy Code, pursuant to Section 362 of the Bankruptcy Code, the filing of QVC Group’s Chapter 11 Cases automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of QVC Group or our property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of QVC Group’s bankruptcy estate, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim (the “Automatic Stay”). Notwithstanding the general application of the Automatic Stay described above and other protections afforded by the Bankruptcy Code, governmental authorities may determine to continue actions brought under their police and regulatory powers.

New York Stock Exchanged Delisting

On April 17, 2026, we received a delisting notice from the New York Stock Exchange (“NYSE”) notifying us, as a result of the Chapter 11 Cases and in accordance with the NYSE Listed Company Manual Section 802.01D, of its determination to delist our 2067 Notes and 2068 Notes from NYSE and suspend trading of our 2067 Notes and 2068 Notes on the NYSE. Following the suspension of trading on NYSE, the 2067 Notes and 2068 Notes were quoted on the Pink Limited Market. The over-the-counter markets are significantly more limited than NYSE. Quotation on the Pink Limited Market could result in a less liquid market for existing and potential holders of our 2067 Notes and 2068 Notes and could further depress the trading price of our 2067 Notes and 2068 Notes. We can provide no assurance as to whether broker-dealers will continue to provide public quotes of our 2067 Notes and 2068 Notes on the over-the-counter markets or whether trading volume will be sufficient to provide for an efficient trading market.

NYSE filed a Form 25 for us on May 4, 2026 in connection with the delisting of our 2067 Notes and 2068 Notes from NYSE and the delisting became effective April 24, 2026. In accordance with Rule 12d2-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the deregistration of our 2067 Notes and 2068 Notes under Section 12(b) of the Exchange Act will become effective 90 days after the date the Form 25-NSE is filed.

Strategies and Challenges
The goal of QVC is to extend its leadership in video commerce, e-commerce, streaming commerce and social commerce by continuing to create some of the world’s most engaging shopping experiences, combining the best of retail, media, and social, highly differentiated from traditional brick-and-mortar stores or transactional e-commerce. QVC provides customers with curated collections of unique products, made personal and relevant by the power of storytelling. We curate experiences, conversations and communities for millions of highly discerning shoppers, and we also reach large audiences, across our many platforms, for our thousands of brand partners.
As of March 31, 2026 and December 31, 2025, QVC’s net leverage ratio, as calculated under the Credit Agreement, was greater than 4.5 to 1.0. Under the terms of the Credit Agreement, this constitutes a breach of the financial covenant. Without a waiver under the Credit Agreement, the lenders have the right, but not the obligation, to accelerate the loans and demand repayment from QVC for noncompliance with the net leverage ratio debt covenant; however, such acceleration cannot occur until certain conditions are satisfied, including the expiration of a cure period during which QVC may take remedial action to cure the breach.
Under the indentures governing the QVC Notes, a default under the Credit Agreement will only constitute an event of default under the indentures, and thus trigger the right, but not the obligation, of the noteholders to accelerate the QVC Notes and demand repayment if (i) the Credit Facility has been accelerated, (ii) there is a payment default under the Credit Agreement or (iii) there is a foreclosure on collateral securing the Credit Facility. Accordingly, acceleration of the QVC Notes is not automatic upon a breach of the Credit Agreement covenant; it is contingent upon the occurrence of one of these specified events under the Credit Agreement.
As a result of the above-noted net leverage ratio and the maturity date of the Credit Facility, outstanding principal associated with the Credit Facility and QVC Notes has been classified as a current liability in the condensed consolidated balance sheet, as of March 31, 2026 and December 31, 2025.
Additionally, as noted above in Part I, Item 2 under “Overview”, on the Petition Date, commencing the Chapter 11 Cases constituted an event of default that accelerates the Company Parties’ respective obligations under the Debt Instruments. The Credit Agreement and the QVC Notes provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. The exchangeable senior debentures provide that the amount accelerated is the greater of (x) the current principal amount of the exchangeable senior debentures or (y) the market value of the reference shares, plus all accrued and unpaid interest and all pass-through distributions due with respect to the reference shares shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments are automatically stayed as a result of the Chapter 11 Cases, and the stakeholders’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code, including the Automatic Stay.

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

On January 29, 2025, the Company announced the consolidation of its QVC and HSN operations at the Company’s Studio Park location in West Chester, PA, and the closing of the St. Petersburg, FL campus. The consolidation is part of QVC’s organizational and strategic changes intended to support the Company’s WIN strategy. As a result, the Company accelerated depreciation related to the closure of the St. Petersburg, FL campus, which was completed as of September 30, 2025. The Company recorded $14 million of incremental depreciation for the three months ended March 31, 2025 related to the St. Petersburg closure. On March 27, 2025 the Company announced a plan to reorganize teams across the Company as part of the WIN strategy, which is intended to increase revenue through growth initiatives while maintaining Adjusted OIBDA margin. As a result of the reorganization, QVC recorded $36 million and $21 million of restructuring costs at QxH and QVC International, respectively, during the three months ended March 31, 2025.

In September 2025, QVC entered into agreements to sell the St. Petersburg properties to independent third parties, and two of these property sales closed in December 2025. As of March 31, 2026, the remaining long-lived assets of $17 million, all within QxH, were included in assets held for sale noncurrent in the condensed consolidated balance sheet. The sale of the remaining property is expected to be completed within by the end of 2026.
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
The current economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate has impacted and could continue to adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls, to varying degrees, during times of economic instability and inflationary pressures. Economic tensions and changes and uncertainty relating to international trade policies, including, for example, the recent widespread tariffs announced by the U.S. on its major trading partners, higher tariffs on imported goods and materials, actions taken in response (such as retaliatory tariffs or other trade protectionist measures or the renegotiation of free trade agreements), have increased inflationary cost pressures and recessionary fears. In February 2026, the U.S. Supreme Court struck down the sweeping tariffs that the U.S. government had imposed through the executive orders issued pursuant to the International Emergency Economic Powers Act. Shortly thereafter, the U.S. government issued a series of orders to comply with the ruling, while also announcing new temporary tariffs for a 150 day period beginning February 24, 2026. Tariffs and international trade arrangements may continue to change, potentially without warning and to an extent or duration that is difficult to predict. The ultimate availability, timing, and amount of any potential refunds remain uncertain and are subject to further legal and regulatory developments. Global financial markets have experienced and may continue to experience disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including Europe and Japan, continue to be uncertain or deteriorate, QVC’s customers may respond by further suspending, delaying or reducing their discretionary spending. Any further suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Such weak economic conditions may also inhibit QVC’s expansion into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects.
The Company has continued to see inflationary pressures during the period including higher wages and merchandise costs consistent with inflation experienced by the global economy. The full impact of recent governmental actions on macroeconomic conditions and on QVC’s business is uncertain, difficult to predict and depends on a number of factors, including the possible eligibility for refunds of previously paid tariffs, extent and duration of tariffs, changes in the amount and scope of tariffs, the imposition of new tariffs and other measures that target countries may take in response to U.S. trade policies, and possible resulting general inflationary pressures in the global economy, as well as the availability and cost of alternative sources of supply for merchandise. If these pressures persist, inflated costs may result in certain increased costs outpacing our pricing power in the near term.

Results of Operations
QVC's operating results were as follows:

	Three months ended March 31,
(in millions)	2026	2025
Total revenue, net	$1,769	1,905
Operating costs and expenses:
Cost of goods sold (excluding depreciation and amortization shown separately below)	1,180	1,271
Operating expense	137	154
Advertising	78	63
Selling, general and administrative (excluding stock-based compensation, advertising, and pre-petition charges)	233	232
Adjusted OIBDA (defined below)	141	185
Depreciation and amortization	74	95
(Gain) loss on sale of assets	(10)	—
Pre-petition charges	21	—
Stock-based compensation	—	4
Restructuring benefits (costs)	—	57
Operating income (loss)	56	29
Other (expense) income:
Interest expense	(76)	(64)
Interest income	11	4
Other income (expense)	1	(4)
	(64)	(64)
Earnings (loss) before income taxes	(8)	(35)
Income tax (expense) benefit	(8)	2
Net earnings (loss)	(16)	(33)
Less net earnings (loss) attributable to the noncontrolling interest	9	9
Net earnings (loss) attributable to QVC, Inc. shareholder	$(25)	(42)
Total revenue, net
Total revenue, net by segment was as follows:

	Three months ended March 31,
(in millions)	2026	2025
QxH	$1,231	1,368
QVC International	538	537
Consolidated QVC	$1,769	1,905
QVC's consolidated total revenue, net decreased $136 million or 7.1% for the three months ended March 31, 2026, as compared to the corresponding periods in the prior year. The three month decrease in total revenue, net is primarily due to an 8.7% decrease in units shipped attributable to QxH and to a lesser extent QVC International. The decrease to total revenue, net was partially offset by a $46 million decrease in estimated product returns primarily at QxH and to a lesser extent QVC International.

During the three months ended March 31, 2026, the changes in revenue and expenses were affected by changes in the exchange rates for the Euro, the U.K. Pound Sterling, and the Japanese Yen. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
In discussing our operating results, the term “currency exchange rates” refers to the currency exchange rates we use to convert the operating results for all countries where the functional currency is not the U.S. Dollar. We calculate the effect of changes in currency exchange rates as the difference between current period activity translated using the prior period's currency exchange rates. We refer to the results of this calculation as the impact of currency exchange rate fluctuations. Constant currency operating results refer to operating results without the impact of the currency exchange rate fluctuations. The disclosure of constant currency amounts or results permits investors to better understand QVC’s underlying performance without the effects of currency exchange rate fluctuations.
The percentage change in net revenue for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended March 31, 2026
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	(10.0)%	—%	(10.0)%
QVC International	0.2%	4.8%	(4.6)%
For the three months ended March 31, 2026, QxH's total revenue, net decline of $137 million or 10.0% was attributable to a 12.4% decrease in units shipped. This decline was partially offset by a $41 million decrease in estimated product returns and a 1.6% increase in average sales price (“ASP”).

For the three months ended March 31, 2026, QVC International's total revenue declined $25 million, or 4.6% in constant currency primarily due to a 2.8% decrease in ASP attributable to all markets with the exception of Italy and a 1.8% decrease in units shipped across all markets. This decline was partially offset by a $5 million decrease in estimated product returns attributable to Germany and Japan.
Cost of goods sold (excluding depreciation and amortization)
QVC's cost of goods sold (excluding depreciation and amortization) as a percentage of total revenue, net was 66.7% for each of the three months ended March 31, 2026 and 2025.
Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, credit card processing fees and TV distribution expenses. Operating expenses were 7.7% and 8.1% of net revenue for the three months ended March 31, 2026 and 2025, respectively. The decrease was driven by lower commissions and lower personnel costs.
Advertising
QVC recorded $78 million and $63 million of advertising expenses for the three months ended March 31, 2026 and 2025, respectively. QVC’s advertising expenses increased $15 million or 23.8% for the three months ended March 31, 2026, as compared to the corresponding period in the prior year. The increase was primarily driven by marketing investments on social and streaming platforms at QxH.
Selling, general and administrative expenses (excluding stock-based compensation, advertising, and pre-petition charges)
QVC's selling, general, and administrative expenses (excluding stock-based compensation, advertising, and pre-petition charges) include personnel, information technology, production costs and the provision for doubtful accounts. QVC's selling, general, and administrative expenses (excluding stock-based compensation, advertising, and pre-petition charges) was 13.2% of total revenue, net for the three months ended March 31, 2026, as compared to 12.2% of total revenue, net for the three months ended March 31, 2025.

The increase in expense for the three months ended March 31, 2026 was driven by increases in consulting costs of $5 million and an increase in bonus expense of $10 million related to changes in the incentive strategy plan previously announced and disclosed in the Company's 2025 Form 10-K. The increase in expense was partially offset by a reduction in personnel costs driven by the reorganization of teams across the Company as part of the WIN strategy announced at the end of the first quarter of 2025.
Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended March 31,
(in millions)	2026	2025
Property and equipment depreciation	$15	34
Total depreciation	15	34
Customer relationships amortization	12	12
Television distribution right amortization	17	17
Software amortization	30	32
Total amortization	59	61
Total depreciation and amortization	$74	95
The decrease in depreciation for the three months ended March 31, 2026, was primarily due to the St. Petersburg, FL campus and associated assets that are held for sale including $14 million of accelerated depreciation recorded during the three months ended March 31, 2025.
(Gain) loss on sale of assets
QVC recorded a $10 million gain on sale of assets for the three months ended March 31, 2026, primarily related to the sale of a property in Germany.
Pre-petition charges
Pre-petition charges consist primarily of professional fees related to, and incurred prior to, the filing of Chapter 11 Cases. QVC recorded $21 million of pre-petition charges for the three months ended March 31, 2026. These charges relate to legal, financial advisors, and other professional fees incurred in connection with the Chapter 11 Cases.
Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock granted to certain employees, directors and officers. QVC recorded $4 million of stock-based compensation expense for the three months ended March 31, 2025. As previously disclosed in the 2025 10-K, during the prior year the company canceled primarily all of the stock-settled and cash-settled RSU awards granted during 2025, resulting in no stock based compensation expense in 2026.
Restructuring (benefits) costs
For the three months ended March 31, 2025, QVC recorded $36 million and $21 million of restructuring costs at QxH and QVC International, respectively, resulting from the announced plan to reorganize its teams across the Company as part of the WIN strategy.
Interest expense
For the three months ended March 31, 2026, interest expense increased $12 million, as compared to the corresponding period in the prior year. The increase in interest expense is primarily due to higher outstanding debt during 2026.
Interest income
For the three months ended March 31, 2026, interest income increased $7 million, as compared to the corresponding period in the prior year. The increase in interest income is primarily due to increases in invested cash balances during the year, although at lower interest rates on invested cash balances compared to the prior year.

Other income (expense)
Other income (expense) is primarily related to foreign exchange gains and losses. Certain loans between QVC and its subsidiaries are deemed to be short-term in nature, and accordingly, the translation of these loans is recorded in the condensed consolidated statements of operations. The change in foreign currency gain (loss) was due to variances in short-term loans, interest and operating payables balances between QVC and its international subsidiaries denominated in the currency of the subsidiary and the effects of currency exchange rate changes on those balances.
Income taxes

	Three months ended March 31,
	2026	2025
Earnings (loss) before income taxes	$(8)	(35)
Income tax (expense) benefit	$(8)	2
Effective income tax rate	(100.0)%	5.7%
Our effective tax rates were (100.0)% and 5.7% the three months ended March 31, 2026 and 2025, respectively. The 2026 rate differs from the U.S. federal income tax rate of 21% primarily due to permanent items and foreign taxes for the three-month period. The 2025 rate differs from the U.S. federal income tax rate of 21% primarily due to state and foreign tax expense and permanent items.
For the three months ended March 31, 2026, the Company utilized the discrete effective tax rate method, treating the year-to-date period as if it was the annual period to calculate its interim income tax provision, as allowed by Financial Accounting Standards Board Accounting Standards Codification 740-270-30-18, Income Taxes - Interim Reporting which management determined to be more appropriate than the annual effective rate method.
Adjusted Operating Income before Depreciation and Amortization (Adjusted OIBDA)
To provide investors with additional information regarding our financial statements, we disclose Adjusted OIBDA (defined below), which is a not a U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) measure. QVC defines Adjusted OIBDA as operating income plus depreciation and amortization, stock-based compensation, and where applicable, separately identified impairments, litigation settlements, restructuring (benefits) costs, pre-petition charges (primarily professional fees directly related to, and incurred prior to, the filing of the Chapter 11 Cases), and (gain) loss on sale of assets. QVC's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate the businesses and make decisions about allocating resources among the businesses. QVC believes that this is an important indicator of the operational strength and performance of the segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows QVC to view operating results, perform analytical comparisons and perform benchmarking among its businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.

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

	Three months ended March 31,
(in millions)	2026	2025
Operating income - U.S. GAAP	$56	29
Depreciation and amortization	74	95
(Gain) loss on sale of assets	(10)	—
Pre-petition charges	21	—
Stock-based compensation	—	4
Restructuring (benefits) costs (note 5)	—	57
Adjusted OIBDA - Non-U.S. GAAP	$141	185

QVC Adjusted OIBDA decreased by $44 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease is due to a $30 million decrease at QxH and a $14 million decrease at QVC International.
Seasonality
QVC's business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, QVC has earned, on average, between 23% and 24% of its revenue in each of the first three quarters of the year and between 29% and 30% of its revenue in the fourth quarter of the year.
Financial Position, Liquidity and Capital Resources
General
The following are potential sources of liquidity: available cash balances, equity issuances, dividend and interest receipts, proceeds from asset sales, and cash generated by the operating activities of our wholly-owned subsidiaries. Cash generated by the operating activities of our subsidiaries is only a source of liquidity to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted. In general, QVC uses this cash to fund its operations, make capital purchases, expenditures for affiliation agreements with television providers, make dividend payments to QVC Group, make interest payments and minimize the outstanding balance of the Credit Facility. The Company expects that cash on hand and cash provided by operating activities in future periods will be sufficient to fund projected uses of cash, except for any principal amounts of the Debt Instruments, that become accelerated as a result of the Chapter 11 cases, as described above. Additionally, as a result, there remains substantial doubt about the Company's ability to continue as a going concern.
As of March 31, 2026, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.
Senior Secured Notes
On February 18, 2025, QVC repaid the remaining 4.45% Senior Secured Notes due 2025, at maturity, using availability under the Credit Facility and cash on hand.

The QVC Notes contain certain covenants, including certain restrictions on QVC and its restricted subsidiaries (subject to certain exceptions), with respect to, among other things: incurring additional indebtedness; creating liens on property or assets; making certain loans or investments; selling or disposing of assets; paying certain dividends and other restricted payments; consolidating or merging; entering into certain transactions with affiliates; entering into sale or leaseback transactions; and restricting subsidiary distributions.
Under both the Credit Agreement and the indentures governing the QVC Notes, QVC is permitted to make unlimited dividends to service the debt of its parent entities so long as it is not in default under those agreements and to make certain restricted payments to QVC Group under an intercompany tax sharing agreement (the “Tax Agreement”) in respect of certain tax obligations of QVC and its subsidiaries. As a result of the breach of financial covenant under the Credit Agreement, QVC is no longer permitted to make unlimited dividends to service the debt of its parent entities to QVC Group. QVC can continue to make certain restricted payments to QVC Group under the Tax Agreement in respect of certain tax obligations of QVC and its subsidiaries.
Following the commencement of the Chapter 11 Cases, rating agencies have downgraded QVC's credit ratings. These downgrades have adversely affected, and are expected to continue to adversely affect the market prices of its debt securities, its access to capital, or trigger additional collateral or funding requirements or the imposition of financial or other burdensome covenants.
Senior Secured Credit Facility
On October 27, 2021, QVC entered into the Credit Agreement with CBI and QVC Global Corporate Holdings, LLC (“QVC Global”), each a direct or indirect wholly owned subsidiary of QVC Group, as borrowers (collectively, the “Borrowers”), and the other parties thereto. The Credit Facility is a multi-currency facility providing for a $3.25 billion revolving credit facility, with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. The Credit Facility may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings bear interest at either the alternate base rate (“ABR Rate”) or a London Inter-bank Offered Rate (“LIBOR”)-based rate (or the applicable non-U.S. Dollar equivalent rate) (“Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt (less cash and cash equivalents) to consolidated EBITDA (the “consolidated net leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated net leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if QVC Global or any other borrower (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid may be reborrowed.
On June 20, 2023, QVC and QVC Global, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto entered into an agreement whereby, in accordance with the Credit Agreement, LIBOR-based rate loans denominated in U.S. dollars made on or after June 30, 2023 would be replaced with Secured Overnight Financing Rate (“SOFR”)-based rate loans. Borrowings that are SOFR-based loans will bear interest at a per annum rate equal to the applicable SOFR rate, plus a credit spread adjustment, plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated net leverage ratio.

On April 1, 2025, CBI was removed as a borrower under the Credit Agreement. CBI had no outstanding borrowings under the Credit Facility at the time of its removal from the Credit Agreement.
See Part I, Item 2 under “Strategies and Challenges” for additional discussion regarding the Company's Chapter 11 Cases, noncompliance with the net leverage ratio, as of March 31, 2026 and December 31, 2025 and a discussion regarding the Company’s substantial doubt about its ability to continue as a going concern.
As a result of noncompliance with the net leverage ratio, no additional borrowings are available under the Credit Facility. The interest rate on the Credit Facility was 5.4% and 6.0% at March 31, 2026 and 2025, respectively.
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

Summarized financial information for the year-to-date interim period and the most recent annual period was as follows:

	Combined Parent-QVC, Inc. and Subsidiary Guarantors
	March 31, 2026	December 31, 2025
Current assets	$2,317	2,693
Intercompany payable to non-guarantor subsidiaries	(2,222)	(2,274)
Note receivable - related party	1,740	1,740
Noncurrent assets	1,744	1,784
Current liabilities	5,588	5,906
Noncurrent liabilities	383	405

	Combined Parent-QVC, Inc. and Subsidiary Guarantors
	Three months ended March 31, 2026	Year ended December 31, 2025
Net revenue	$1,341	6,481
Net revenue less cost of goods sold	554	2,684
Income before taxes	(33)	(2,389)
Net loss	(16)	(2,127)
Net loss attributable to QVC, Inc. Stockholder	(25)	(2,168)

Additional Cash Flow Information
During the three months ended March 31, 2026, QVC's primary uses of cash were $98 million for operating activities, $38 million of capital and television distribution rights expenditures, and $8 million in dividend payments from the Company’s Japanese operations (“QVC-Japan”) to Mitsui & Co. LTD (“Mitsui”). These uses of cash were funded primarily with cash on hand as of December 31, 2025. As of March 31, 2026, QVC's cash, cash equivalents and restricted cash balance was $1,417 million.
The change in cash provided by operating activities for the three months ended March 31, 2026 compared to the previous year was primarily due to changes in working capital and lower net income. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

As of March 31, 2026, $343 million of the $1,417 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 30% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
Other
Subject to Bankruptcy Court approval and the terms of the Restructuring Support Agreement and the Plan, the Company may from time to time repurchase any level of its outstanding debt through open market purchases, privately negotiated transactions, redemptions, tender offers or otherwise. Repurchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
There have been no significant changes to our critical accounting policies and estimates disclosed in our 2025 10-K.

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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at March 31, 2026. As discussed above, the QVC Notes have been classified as a current liability in the condensed consolidated Balance Sheet, as of March 31, 2026. The table below reflects the contractual maturities of the QVC Notes.

(in millions, except percentages)	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	44	72	605	—	1,425	2,146	928
Weighted average interest rate on fixed rate debt	—%	4.8%	4.4%	6.9%	—%	6.0%	6.2%	N/A
Variable rate debt	$2,900	—	—	—	—	—	2,900	2,900
Average interest rate on variable rate debt	5.4%	—%	—%	—%	—%	—%	5.4%	N/A
(1) Amounts exclude the issue discounts on the 5.45% Senior Secured Notes due 2034 and 5.95% Senior Secured Notes due 2043.
N/A - Not applicable.
Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end transactions) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for the three months ended March 31, 2026 would have been impacted by approximately $1 million for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The Credit Agreement historically provided QVC with the ability to borrow in multiple currencies to somewhat mitigate foreign currency exchange rate risks. As of March 31, 2026, no borrowings in foreign currencies were outstanding.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2026. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II
Item 1. Legal Proceedings
In October 2023, HSN entered into a settlement agreement with the Consumer Product Safety Commission (“CPSC”) in which HSN agreed to pay a civil penalty of $16 million to settle the CPSC’s claims that HSN allegedly failed to timely submit a report under the Consumer Product Safety Act (“CPSA”) in relation to certain handheld clothing steamers sold by HSN under the Joy Mangano brand names My Little Steamer and My Little Steamer® Go Mini that were subject to a voluntary recall previously announced on May 26, 2021. The settlement agreement also requires HSN to implement and maintain a compliance program to ensure compliance with the CPSA. In January 2024, HSN received a grand jury subpoena from the U.S. Attorney for the Central District of California that was issued in connection with an official criminal investigation into the clothing steamer matter. We have cooperated (and intend to continue cooperating) fully with this investigation, and at this time, we are unable to predict the eventual scope, duration or outcome of this investigation, nor are we able to reasonably estimate any range of loss or possible loss.

Automatic Stay and Other Protections

Subject to certain exceptions under the Bankruptcy Code, pursuant to Section 362 of the Bankruptcy Code, the filing of QVC Group’s Chapter 11 Cases automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of QVC Group or our property to recover on, collect or secure a claim arising prior to the filing of our Chapter 11 Cases or to exercise control over property of QVC Group’s bankruptcy estate, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim (the “Automatic Stay”). Notwithstanding the general application of the Automatic Stay described above and other protections afforded by the Bankruptcy Code, governmental authorities may determine to continue actions brought under their police and regulatory powers.

Item 1A. Risk Factors
There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2025, which risk factors are incorporated by reference into this Quarterly Report on Form 10-Q.

Item 5. Other Information
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026.
I-1

Item 6. Exhibits
(a) Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1
Restructuring Support Agreement, dated as of April 16, 2026, by and among QVC Group, Inc., certain of its affiliates and the Consenting Stakeholders (as defined therein) (incorporated by reference to Exhibit 10.1 to QVC Group, Inc.'s Current Report on Form 8-K filed on April 16, 2026 (File no. 001-33982).

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
I-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QVC, Inc.

Date: May 15, 2026	By:/s/ DAVID L. RAWLINSON II
David L. Rawlinson II
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2026	By:/s/ BILL WAFFORD
Bill Wafford
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
II-3