Form 10-Q
period 2026-06-30
QVC INC
filed 2026-08-04
CIK 1254699

Table of Contents -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

QVC, Inc.
2026 QUARTERLY REPORT ON FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product, and marketing strategies; the Company's ability to execute the transactions on the terms contemplated by the Plan (as defined below); the Company's ability to emerge from the Chapter 11 Cases (as defined below) on the timeline contemplated or at all; the Company's ability to realize the intended benefits of the reorganization; our WIN strategy; capital expenditures; revenue growth; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; repayment of debt; economic and macroeconomic trends (including the impact of tariffs); our and QVC Group, Inc.'s ability to continue as a going concern; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 3. “Quantitative and Qualitative Disclosures About Market Risk” contain forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. You should not place undue reliance on the forward-looking statements made in this Quarterly Report on Form 10-Q. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:
•the effectiveness of the order (I) Approving the Debtors’ Disclosure Statement for the Joint Prepackaged Plan of Reorganization of QVC Group, Inc. and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code, (II) Confirming the Second Amended Joint Prepackaged Plan of Reorganization of QVC Group, Inc. and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code, and (III) Granting Related Relief [Docket No. 722] (the “Confirmation Order”);
•our ability to satisfy customary closing conditions to emerge from the voluntary cases ("Chapter 11 Cases") under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court, obtain any additional court approvals required during the remainder of the Chapter 11 Cases and successfully implement the proposed prepackaged plan of reorganization (the “Plan”);
•the potential impact of any appeals, motions or other proceedings on the timing or consummation of the Plan;
•potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations, including increased legal and other professional costs necessary to execute our restructuring process (including the availability of operating capital during the pendency of the Chapter 11 Cases);
•the length of time that we will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;
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
•changes in, or failure or inability to comply with, government regulations, including regulations of the Federal Communications Commission, and commitments and adverse outcomes from regulatory proceedings;

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
•consumer spending levels, including the availability and amount of individual consumer debt, and customer credit losses;
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
•the reaction of our customers, prospective customers, suppliers and service providers to the Chapter 11 Cases and the related increased performance and credit risks associated with our constrained liquidity position and capital structure;
•our ability to attract and retain skilled personnel on commercially reasonable terms, whether due to labor regulations, unionization or otherwise, or to retain employees as a result of our financial condition generally or as a result of the Chapter 11 Cases; and
•dependence of QVC Group, Inc., formerly known as Qurate Retail Group, Inc. (“QVC Group”), on our cash flow for servicing its debt.

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

Item 1. Financial Statements
QVC, Inc. (Debtor-In-Possession)
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(in millions, except share amounts)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,019	1,496
Trade and other receivables, net of allowance for credit losses of $62 million and $76 million, respectively	669	1,016
Inventories	805	832
Other current assets	650	219
Total current assets	3,143	3,563
Property and equipment, net of accumulated depreciation of $908 million and $897 million, respectively	288	316
Intangible assets not subject to amortization (note 4):
Goodwill	777	800
Tradenames	1,190	1,190
Intangible assets subject to amortization, net (note 4)	246	315
Operating lease right-of-use assets	450	461
Note receivable - related party (note 1)	—	1,740
Other noncurrent assets	80	54
Assets held for sale noncurrent (note 6)	17	17
Total assets	$6,191	8,456
Liabilities and Equity
Current liabilities:
Accounts payable	$391	664
Accrued liabilities	538	727
Current debt (note 5)	1	5,023
Other current liabilities	49	52
Total current liabilities	979	6,466
Long-term debt (note 5)	—	1
Deferred income tax liabilities	171	173
Operating lease liabilities	450	460
Other liabilities	69	88
Liabilities subject to compromise (note 2)	5,093	—
Total liabilities	6,762	7,188
Equity:
Stockholder's equity:
Common stock, $0.01 par value, 1 authorized share	—	—
Additional paid-in capital	9,462	11,205
Accumulated deficit	(9,804)	(9,748)
Accumulated other comprehensive earnings (loss)	(303)	(262)
Total stockholder's equity (deficit)	(645)	1,195
Noncontrolling interest in equity of subsidiary	74	73
Total equity	(571)	1,268
Commitments and contingencies (note 6)
Total liabilities and equity	$6,191	8,456
See accompanying notes to condensed consolidated financial statements

QVC, Inc. (Debtor-In-Possession)
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Total revenue, net	$1,765	1,984	3,534	3,889
Operating costs and expenses:
Cost of goods sold (excluding depreciation and amortization shown separately below)	1,164	1,281	2,344	2,552
Operating expense	135	154	272	308
Selling, general and administrative, including stock-based compensation and pre-petition charges	333	328	665	627
Depreciation and amortization	71	98	145	193
(Gain) loss on sale of assets	—	—	(10)	—
Impairment of intangible assets (note 4)	—	930	—	930
Impairment of goodwill (note 4)	—	1,465	—	1,465
Restructuring (benefits) costs (note 6)	—	—	—	57
	1,703	4,256	3,416	6,132
Operating (loss) income	62	(2,272)	118	(2,243)
Other (expense) income:
Reorganization items, net (note 2)	(59)	—	(59)	—
Interest expense	(15)	(66)	(91)	(130)
Interest income	9	3	20	7
Other (expense) income	—	(9)	1	(13)
	(65)	(72)	(129)	(136)
Earnings (loss) before income taxes	(3)	(2,344)	(11)	(2,379)
Income tax (expense) benefit	(18)	190	(26)	192
Net earnings (loss)	(21)	(2,154)	(37)	(2,187)
Less net earnings (loss) attributable to the noncontrolling interest	10	11	19	20
Net earnings (loss) attributable to QVC, Inc. shareholder	$(31)	(2,165)	(56)	(2,207)
See accompanying notes to condensed consolidated financial statements

QVC, Inc. (Debtor-In-Possession)
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Net earnings (loss)	$(21)	(2,154)	(37)	(2,187)
Foreign currency translation adjustments, net of tax	(11)	90	(43)	140
Total comprehensive earnings (loss)	(32)	(2,064)	(80)	(2,047)
Less comprehensive earnings (loss) attributable to noncontrolling interest	9	13	17	26
Comprehensive earnings (loss) attributable to QVC, Inc. shareholder	$(41)	(2,077)	(97)	(2,073)
See accompanying notes to condensed consolidated financial statements

QVC, Inc. (Debtor-In-Possession)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
(in millions)	2026	2025
Cash flows from operating activities:
Net earnings (loss)	$(37)	(2,187)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:	—	—
Depreciation and amortization	145	193
Non-cash lease expense	49	51
Non-cash reorganization items, net	27	—
(Gain) loss on sale of assets	(10)	—
Deferred income tax expense (benefit)	(1)	(230)
Impairment of intangible assets	—	930
Impairment of goodwill	—	1,465
Stock-based compensation	—	8
Other, net	(10)	12
Change in operating assets and liabilities
Decrease (increase) in trade and other receivables	344	315
Decrease (increase) in inventories	22	(85)
Decrease (increase) in other assets	(33)	31
(Decrease) increase in accounts payable	(270)	(157)
(Decrease) increase in accrued and other liabilities	(170)	(248)
Net cash provided (used) by operating activities	56	98
Cash flows from investing activities:
Capital expenditures	(65)	(63)
Expenditures for television distribution rights	(15)	(88)
Proceeds from sale of fixed assets	12	—
Other investing activities, net	1	(7)
Net cash provided (used) by investing activities	(67)	(158)
Cash flows from financing activities:
Dividends paid to noncontrolling interest	(16)	(22)
Borrowings of debt	—	1,011
Repayments of debt	—	(867)
Dividends paid to QVC Group, Inc.	—	(42)
Other financing activities, net	(7)	(2)
Net cash provided (used) by financing activities	(23)	78
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(11)	27
Net increase (decrease) in cash, cash equivalents and restricted cash	(45)	45
Cash, cash equivalents and restricted cash, beginning of period	1,557	315
Cash, cash equivalents and restricted cash, end of period	$1,512	360
The following table reconciles cash, cash equivalents and restricted cash reported in our condensed consolidated balance sheets to the total amount presented in our condensed consolidated statements of cash flows:

	June 30,	December 31,
(in millions)	2026	2025
Cash and cash equivalents	$1,019	1,496
Restricted cash included in other current assets	493	61
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$1,512	1,557
See accompanying notes to condensed consolidated financial statements

QVC, Inc. (Debtor-In-Possession)
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2024	1	$—	11,201	(370)	(7,538)	76	3,369
Net earnings (loss)	—	—	—	—	(2,207)	20	(2,187)
Foreign currency translation adjustments, net of tax	—	—	—	134	—	6	140
Stock-based compensation	—	—	4	—	—	—	4
Dividends paid to QVC Group, Inc. and noncontrolling interest	—	—	—	—	(42)	(22)	(64)
Impact of tax liability allocation and indemnification agreement with QVC Group, Inc.	—	—	1	—	—	—	1
Balance, June 30, 2025	1	$—	11,206	(236)	(9,787)	80	1,263

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, March 31, 2025	1	$—	11,204	(324)	(7,622)	78	3,336
Net earnings (loss)	—	—	—		(2,165)	11	(2,154)
Foreign currency translation adjustments, net of tax	—	—	—	88	—	2	90
Stock-based compensation	—	—	1	—	—	—	1
Dividends paid to QVC Group, Inc. and noncontrolling interest	—	—	—	—		(11)	(11)
Impact of tax liability allocation and indemnification agreement with QVC Group, Inc.	—	—	1	—	—	—	1
Balance, June 30, 2025	1	$—	11,206	(236)	(9,787)	80	1,263

QVC, Inc. (Debtor-In-Possession)
Condensed Consolidated Statements of Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, December 31, 2025	1	$—	11,205	(262)	(9,748)	73	1,268
Net earnings (loss)	—	—	—	—	(56)	19	(37)
Reclassification of promissory note with Liberty Interactive LLC (note 1)	—	—	(1,743)	—	—	—	(1,743)
Foreign currency translation adjustments, net of tax	—	—	—	(41)	—	(2)	(43)
Dividends paid to noncontrolling interest	—	—	—	—	—	(16)	(16)
Balance, June 30, 2026	1	$—	9,462	(303)	(9,804)	74	(571)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Noncontrolling interest	Total equity
(in millions, except share data)	Shares	Amount
Balance, March 31, 2026	1	$—	11,205	(293)	(9,773)	73	1,212
Net earnings (loss)	—	—	—	—	(31)	10	(21)
Reclassification of promissory note with Liberty Interactive LLC (note 1)	—	—	(1,743)	—	—	—	(1,743)
Foreign currency translation adjustments, net of tax	—	—	—	(10)	—	(1)	(11)
Dividends paid to noncontrolling interest	—	—	—	—	—	(8)	(8)
Balance, June 30, 2026	1	$—	9,462	(303)	(9,804)	74	(571)

See accompanying notes to condensed consolidated financial statements

QVC, Inc. (Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of QVC, Inc. and its controlled subsidiaries (collectively, “QVC,” the “Company,” “us,” “we,” or “our” unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated in consolidation. QVC is comprised of the reportable segments of QxH, which includes QVC-U.S. and HSN, Inc. (“HSN”), and QVC-International. These segments reflect the way the Company evaluates its business performance and manages its operations. The Company is an indirect wholly-owned subsidiary of QVC Group Inc., which also owns Cornerstone Brands, Inc. (“CBI”), as well as other minority investments.
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
The Company's Japanese operations (“QVC-Japan”) are conducted through a joint venture with Mitsui & Co. LTD. (“Mitsui”). QVC-Japan is owned 60% by the Company and 40% by Mitsui. The Company and Mitsui share in all profits and losses based on their respective ownership interests. QVC-Japan paid dividends to Mitsui of $16 million and $22 million during the six months ended June 30, 2026 and 2025, respectively.
The accompanying (a) condensed consolidated balance sheet as of December 31, 2025, which has been derived from audited financial statements, and (b) interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The Company’s business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in QVC's 2025 10-K. Certain prior period balances have been reclassified to conform to the current period's presentation.

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
Voluntary Petition for Reorganization
On April 16, 2026 (the "Petition Date"), QVC Group, Inc. (“QVC Group” and together with certain of its affiliates, the “Company Parties”) commenced the Chapter 11 Cases under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). On April 17, 2026, the Bankruptcy Court entered an order authorizing the joint administration of the Chapter 11 Cases under the

QVC, Inc. (Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements
(unaudited)
caption QVC Group, Inc., et al, Case No. 26-90447. As the Chapter 11 Cases are jointly administered with QVC Group as the lead debtor, the Chapter 11 Cases disclosures apply to all Company Parties, including QVC. Where applicable, QVC debtor specific disclosures are notated. Certain foreign and domestic subsidiaries were not part of the Chapter 11 petition filing and continue to operate in the normal course of business. As of the Petition Date, we are operating our businesses as “debtor-in-possession” (“DIP”) under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Company Parties received approval from the Bankruptcy Court for a variety of “first day” motions to continue their ordinary course operations during the Chapter 11 Cases, which were designed primarily to mitigate the impact of the Chapter 11 Cases on our operations, vendors, suppliers, customers and employees. As a result, we have been able to conduct normal business activities and satisfy all associated obligations for the period following the Petition Date and were also authorized to pay employee wages and benefits, and certain vendors and suppliers in the ordinary course for goods and services provided prior to the Petition Date.

Commencing the Chapter 11 Cases constituted an event of default that accelerates the Company Parties’ respective obligations under (i) the 4.750% Senior Secured Notes due 2027, 4.375% Senior Secured Notes due 2028, 6.875% Senior Secured Notes due 2029, 5.450% Senior Secured Notes due 2034, 5.950% Senior Secured Notes due 2043, 6.375% Senior Secured Notes due 2067 (the “2067 Notes”), and 6.250% Senior Secured Notes due 2068 (the “2068 Notes”) (collectively, the “QVC Notes”), issued by QVC and (ii) the Fifth Amended and Restated Credit Agreement (the “Credit Agreement,” and the credit facility thereunder, the “Credit Facility”). The Credit Agreement, together with the QVC Notes, are herein referred to as the “Debt Instruments”.

Although the Bankruptcy Court entered an order confirming the agreed-upon terms for a comprehensive restructuring with respect to the Company Parties’ capital structure ("Financial Restructuring") in accordance with the terms set forth in the Plan, there can be no assurance that the Company will satisfy the remaining conditions to emerge under the Plan or complete the Financial Restructuring on the terms set forth in the Plan, on different terms, or at all. Therefore, there remains substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with U.S. GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2025, QVC’s net leverage ratio, as calculated under the Credit Agreement was greater than 4.5 to 1.0. Under the terms of the Credit Agreement, this constituted a breach of the financial covenant.

As a result of the above-noted financial covenant breach and the maturity date of the Credit Facility, the outstanding principal associated with the Credit Facility and QVC Notes were classified as current liabilities in the condensed consolidated balance sheet as of December 31, 2025. Upon the commencement of the Chapter 11 Cases, the Company reclassified all pre-petition debt obligations to Liabilities subject to compromise in the condensed consolidated balance sheet as of June 30, 2026. Refer to Item 1, Note 2 “Chapter 11 Proceedings” for additional discussion.

Related Party Transactions
During each of the six months ended June 30, 2026 and 2025, QVC and CBI engaged in multiple transactions relating to personnel and business advisory services. QVC allocated expenses of $2 million and $10 million to CBI for the six months ended June 30, 2026 and 2025, respectively. CBI allocated expenses of $1 million to QVC for each of the six months ended June 30, 2026 and 2025.

On December 30, 2020, the Company and Liberty Interactive LLC (“LIC”) completed an internal realignment of the Company's global finance structure that resulted in a common control transaction with QVC Group. As part of the common control transaction, LIC issued a promissory note (“LIC Note”) to a subsidiary of the Company with an initial face amount of $1.8 billion, a stated interest rate of 0.48% and a maturity of December 29, 2029. Interest on the LIC Note is paid annually. No interest income was recorded subsequent to the Petition Date. QVC recorded $2 million and $4 million of related party interest income for each of the six months ended June 30, 2026 and 2025, in the condensed consolidated statements of operations.

On the Petition Date, LIC was included in the Company Parties that commenced the Chapter 11 Cases. The Plan does not allow for any payments to settle the LIC Note included in the QVC-LINTA Claim (as defined in the Plan). As a result, the Company concluded LIC no longer has the ability to repay, and the LIC Note was reclassified to Additional paid-in capital in the condensed consolidated balance sheet as of June 30, 2026.

QVC, Inc. (Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements
(unaudited)
Restricted Cash
Restricted cash as of June 30, 2026 primarily includes a cash deposit in a cash collateral account in accordance with the DIP LC (defined in Item 1, Note 2 "Chapter 11 Proceedings") facility and, as of June 30, 2026 and December 31, 2025, cash deposits to cover potential disputes or other financial obligations with certain counterparties, and a cash deposit with a third party trustee that provides financial assurance that the Company will fulfill its obligations in relation to claims under its workers' compensation policy.

(2) Chapter 11 Proceedings
Voluntary Petition for Reorganization
On the Petition Date, the Company Parties commenced the Chapter 11 Cases under the Bankruptcy Code in the Bankruptcy Court. As of the Petition Date, we are operating our businesses as DIP under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. QVC Group and QVC, Inc. received approval from the Bankruptcy Court for a variety of “first day” motions to continue our ordinary course operations during the Chapter 11 Cases.
Commencing the Chapter 11 Cases constituted an event of default that accelerated the Company Parties’ respective obligations under the Debt Instruments. The Credit Facility and the QVC Notes provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments will be automatically stayed as a result of the Chapter 11 Cases, and the stakeholders’ rights of enforcement in respect of the Debt Instruments will be subject to the applicable provisions of the Bankruptcy Code, including the Automatic Stay. For additional information, including information on the Automatic Stay and other protections and the New York Stock Exchange (“NYSE”) delisting, see below.

Restructuring Support Agreement

On the Petition Date, prior to the commencement of the Chapter 11 Cases, the Company Parties entered into a Restructuring Support Agreement (the “Restructuring Support Agreement” and the holders party thereto, the “Supporting Stakeholders”), with certain holders of our Debt Instruments. The Restructuring Support Agreement contemplates the Financial Restructuring to be implemented through the Plan.
The Restructuring Support Agreement provides certain milestones for the Financial Restructuring. Failure of the Company to satisfy these milestones without a waiver or consensual amendment would provide the Supporting Stakeholders a termination right under the Restructuring Support Agreement. These milestones include (i) the Company Parties shall have caused solicitation of votes on the Plan to begin no later than April 16, 2026, but prior to the commencement of the Chapter 11 Cases, (ii) the Petition Date shall have occurred no later than April 16, 2026, (iii) the Plan and Disclosure Statement (excluding any exhibits and appendices thereto) shall have been filed no later than the Petition Date, (iv) the debtor-in-possession letter of credit (“DIP LC”) Interim Order shall have been entered no later than 3 days after the Petition Date, (v) the DIP LC Final Order shall have been entered no later than 30 days after the Petition Date, (vi) the Plan shall have been confirmed no later than 75 days after the Petition Date and (vii) the Plan Effective Date shall have occurred no later than 90 days after the Petition Date. The Debtors (as defined in the Plan) satisfied the milestones (i) through (v), and the Supporting Stakeholders have extended the time to comply with milestones (vi) and (vii).

    Plan of Reorganization

On July 20, 2026, the Bankruptcy Court entered an order confirming the Plan. The Plan remains subject to the satisfaction or waiver of the remaining conditions to effectiveness and any applicable stay, appeal or other challenge. Accordingly, there can be no assurance as to when, or ultimately whether, the Plan will become effective or the Company will emerge from Chapter 11.

Under the Plan, the claims against and interests in the Company Parties are organized into classes based, in part, on their respective priorities. Below is a summary of the treatment that the stakeholders of the Company would receive under the Plan upon the emergence from bankruptcy; terms used but not defined below have the meanings ascribed to them in the Plan:
•Allowed Other Secured Claims against the QVC Debtors shall receive in full and final satisfaction, settlement, and release of such Allowed Other Secured Claims, as determined by the applicable QVC Debtors, payment in full in cash, the collateral securing its Allowed Other Secured Claim, reinstatement of its Allowed Other Secured Claim,

QVC, Inc. (Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements
(unaudited)
or other treatment acceptable to the Required Consenting QVC Noteholders and the Required Consenting RCF Lenders rendering such Allowed Other Secured Claim unimpaired.
•Allowed Other Priority Claims against the QVC Debtors shall receive in full and final satisfaction, settlement, and release of such Allowed Other Priority Claims treatment in a manner consistent with section 1129(a) of the Bankruptcy Code.
•Allowed RCF Claims against the QVC Debtors shall receive in full and final satisfaction, settlement, release, and discharge of (a) such portion of its Allowed RCF Claim comprising RCF Loan Claims , its pro rata share (taking into account Allowed QVC Notes Claims) of the QVC Funded Debt Plan Consideration and (b) such portion of its RCF Claim comprising RCF Letter of Credit Claims, cash equal to the full amount of its RCF Letter of Credit Claim; provided that any RCF Letter of Credit that remains undrawn and outstanding as of the effective date of the Plan shall be either (x) rolled into the Exit ABL Facility and granted liens pursuant to the Exit ABL Facility on terms acceptable to the Required Consenting RCF Lenders and the applicable issuing bank, (y) cancelled or returned undrawn to the applicable issuing bank, or (z) cash collateralized or otherwise backstopped in a manner reasonably satisfactory to the applicable issuing bank, in each case, on or prior to the Effective Date and (2) the QVC Debtors or the Reorganized QVC Debtors, as applicable, shall pay in full in cash all RCF Agent Fees.
•Allowed QVC Notes Claims against the QVC Debtors shall receive, in full and final satisfaction, settlement, release, and discharge of such Allowed QVC Notes Claim, its pro rata share (taking into account Allowed RCF Claims) of the QVC Funded Debt Plan Consideration and (2) the QVC Debtors or the Reorganized QVC Debtors, as applicable, shall pay in full in cash all QVC Notes Trustee Fees.
•Allowed General Unsecured Claims against the QVC Debtors shall receive in full and final satisfaction, settlement, release, and discharge of such Allowed General Unsecured Claim, as determined by the applicable Debtors: (a) in the ordinary course of business in accordance with the terms and conditions of the particular transaction giving rise to, or the agreement governing, such Allowed General Unsecured Claim against the QVC Debtors; (b) reinstated; or (c) receive such other treatment acceptable to the Required Consenting QVC Noteholders and the Required Consenting RCF Lenders rendering such Allowed General Unsecured Claim Unimpaired.
•Allowed Intercompany Claims against the QVC Debtors shall be, in full and final satisfaction, settlement, release, and discharge of such Allowed Intercompany Claim, as determined by the applicable Debtors with the consent of the Required Consenting QVC Noteholders and the Required Consenting RCF Lenders: (a) reinstated; (b) set off, settled, discharged, contributed, cancelled, or converted to equity; (c) released without any distribution on account of such Allowed Intercompany Claim; or (d) otherwise addressed at the option of the Debtors, in each case as set forth in the restructuring steps plan filed as part of the Plan Supplement.
•Allowed Intercompany Interests in the QVC Debtors shall be, in full and final satisfaction, settlement, release, and discharge of such Allowed Intercompany Interests, as determined by the applicable Debtors: (a) reinstated; (b) set off, settled, discharged, contributed, or cancelled; (c) released without any distribution on account of such Allowed Intercompany Interests; or (d) otherwise addressed at the option of the Debtors, in each case as set forth in the restructuring steps plan filed as part of the Plan Supplement; provided, that, for the avoidance of doubt, any direct or indirect Interests held by any LINTA Debtor in any QVC Debtor shall be cancelled, released, discharged, and extinguished and will be of no further force or effect.
•Section 510(b) Claims against the QVC Debtors shall be cancelled, released, discharged, and extinguished and will be of no further force or effect, and such holders will not receive any distribution on account of such Section 510(b) Claim.

QVC shall receive, in full and final satisfaction, settlement, release, and discharge of the QVC-QVCG Settlement Claim: (i) all QVCG Distributable Cash; or (ii) such other treatment otherwise addressed at the option of the Debtors, and acceptable to such holders of QVC-QVCG Settlement Claims, the Required Consenting QVC Noteholders and the Required Consenting RCF Lenders, rendering such QVC-QVCG Settlement Claims unimpaired, and in each case as set forth in the restructuring steps plan filed as part of the Plan Supplement.
The Restructuring Support Agreement and the Plan attached thereto contemplate the restructuring of the Company Parties’ outstanding funded debt obligations, including approximately $2.2 billion of outstanding QVC Notes and approximately $2.9 billion outstanding under the Credit Facility. The material terms of the Restructuring Support Agreement and the Plan include, among other things, that:
•QVC or any successor or assign thereto, by merger, consolidation, or otherwise (such entity, “Reorganized QVC”) shall issue up to $1.325 billion in aggregate original principal amount of takeback debt (the “Takeback Debt”) on the terms and conditions set forth in the Takeback Debt Documents (as defined in the Restructuring Support Agreement);

QVC, Inc. (Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
•non-funded debt general unsecured claims (including all trade claims and contract and lease claims) will be unimpaired; and
•QVC entered into a $300 million DIP LC facility with JPMorgan Chase Bank, N.A., as agent, to issue new letters of credit and roll existing letters of credit to support operations during the pendency of the Chapter 11 Cases, cash collateralized by $315 million deposited in a cash collateral account recorded as restricted cash within other current assets in our condensed consolidated balance sheets; commitments under the DIP LC facility would expire upon the earliest of (i) six months from the Petition Date, (ii) the Effective Date and (iii) the occurrence of an event of default, all as more fully set forth in such DIP LC facility Term Sheet attached as Exhibit D to the Restructuring Support Agreement, and subject to Bankruptcy Court approval pursuant to interim and final DIP orders.

Pursuant to the Plan, it is expected that QVC Group will transfer its 100% ownership interest in CBI to QVC through a transaction among entities under common control. This transaction between entities under common control is expected to result in a change in reporting entity and will be recognized retrospectively for all periods during which the entities were under common control. This common control transaction will be recognized by QVC at the carrying value of the assets and liabilities contributed by QVC Group.

Automatic Stay and Other Protections

Subject to certain exceptions under the Bankruptcy Code, pursuant to Section 362 of the Bankruptcy Code, the filing of the Company Parties' Chapter 11 Cases automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Company Parties or our property to recover on, collect or secure a claim arising prior to the filing of our Chapter 11 Cases or to exercise control over property of the Company Parties' bankruptcy estate, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim (the “Automatic Stay”). Notwithstanding the general application of the Automatic Stay described above and other protections afforded by the Bankruptcy Code, governmental authorities may determine to continue actions brought under their police and regulatory powers.

New York Stock Exchange Delisting

On April 17, 2026, we received a delisting notice from NYSE notifying us, as a result of the Chapter 11 Cases and in accordance with NYSE Listed Company Manual Section 802.01D, of its determination to delist our 2067 Notes and 2068 Notes from NYSE, and suspend trading of our 2067 Notes and 2068 Notes on NYSE. Following the suspension of trading on NYSE, the 2067 Notes and 2068 Notes were quoted on the Pink Limited Market. The over-the-counter markets are significantly more limited than NYSE.

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

Executory Contracts

Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume or reject executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and other applicable requirements. As of the date of this Quarterly Report on Form 10-Q, the Debtors have not rejected any executory contracts or unexpired leases and do not anticipate rejecting any such contracts or leases in connection with their Chapter 11 Cases.

Bankruptcy Accounting

After the Petition Date, we applied Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852 – Reorganizations, which specifies the accounting and financial reporting requirements for entities reorganizing through Chapter 11 bankruptcy proceedings. These requirements include distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business.

QVC, Inc. (Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements
(unaudited)
Accordingly, pre-petition unsecured and undersecured claims related to the Company that may be impacted by the bankruptcy reorganization process have been classified as Liabilities subject to compromise in the Condensed Consolidated Balance Sheet. Liabilities subject to compromise include pre-petition liabilities for which there is uncertainty about whether such pre-petition liabilities could be impaired as a result of the Chapter 11 Cases and are management’s best estimate of claims expected to be allowed. The Company has considered the Chapter 11 motions approved by the Bankruptcy Court with respect to the amount and classification of its pre-petition liabilities. Liabilities subject to compromise are recorded at the expected amount of the total allowed claim, even if they may ultimately be settled for different amounts. The following table sets forth, as of June 30, 2026, information about the amounts presented as Liabilities subject to compromise in our Condensed Consolidated Balance Sheet:

(in millions)	June 30, 2026
Debt	$5,046
Accrued Interest	41
Other	6
Total Liabilities subject to compromise	$5,093

The Bankruptcy Court has entered an order confirming the Plan, including the treatment of claims and interests contemplated thereby. However, because the Plan has not yet become effective and remains subject to appellate or stay-related challenges, the amounts presented as Liabilities subject to compromise remain preliminary and may be adjusted, including as a result of Plan implementation, further court orders, resolution of disputed claims or permitted payments. Any such adjustments could materially impact the amounts and classifications of assets and liabilities reported in our Condensed Consolidated Balance Sheet and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Since the filing of the Chapter 11 Cases on the Petition Date, we ceased accruing interest on all debt. As a result, we did not record $60 million of contractual interest expense related to the Debt Instruments.
Certain expenses, gains and losses resulting from and recognized during our bankruptcy proceedings are now being recorded in Reorganization items, net in our Condensed Consolidated Statements of Operations. The following table sets forth, for the three and six months ended June 30, 2026, information about the amounts presented as Reorganization items, net in our Condensed Consolidated Statements of Operations:

(in millions)	Three and six months ended June 30, 2026
Professional fees	$32
Write-off of pre-petition debt issuance costs and discount	24
Other	3
Reorganization items, net	$59

During the six months ended June 30, 2026, our operating cash flows included net cash outflows of $8 million related to amounts classified as Reorganization items, net, which consisted of payments for professional fees.

In accordance with ASC 852, the Company may be required to adopt fresh start accounting (“Fresh Start Accounting”) upon its emergence from Chapter 11, becoming a new entity for financial reporting if (i) the holders of the then existing ordinary shares of the predecessor company receive less than 50% of the new ordinary shares of the successor company outstanding upon emergence and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan will be less than the total of all post-petition liabilities and allowed claims. Upon adoption of Fresh Start Accounting, the reorganization value derived from the enterprise value as disclosed in the Plan would be allocated to the Company’s assets and liabilities based on their fair values. The Plan Effective Date fair values of the Company’s assets and liabilities may differ materially from their recorded values as reflected on the historical balance sheets.

QVC, Inc. (Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements
(unaudited)
(3) Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which is intended to simplify the estimation of expected credit losses for certain current receivables and contract assets under the Current Expected Credit Losses model, particularly those arising from revenue contracts under ASC 606. The Company elected to apply the practical expedient, which permits us to assume current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable. The Company prospectively adopted this new standard as of January 1, 2026, and it did not have a material impact on its consolidated financial statements.

(4) Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2026 were as follows:

(in millions)	QVC-Int'l
Balance as of December 31, 2025	$800
Exchange rate fluctuations	(23)
Balance as of June 30, 2026	$777
As of June 30, 2026 and December 31, 2025, there were no goodwill balances at QxH.
Other intangible assets consists of the following:

	June 30, 2026			December 31, 2025
(in millions)	Gross cost	Accumulated amortization	Intangible assets subject to amortization, net	Gross cost	Accumulated amortization	Intangible assets subject to amortization, net
Purchased and internally developed software	$1,135	(963)	172	1,116	(917)	199
Affiliate and customer relationships	2,830	(2,806)	24	2,835	(2,788)	47
Television distribution rights	155	(105)	50	161	(93)	68
Debt origination fees[1]	—	—	—	9	(8)	1
Intangible assets subject to amortization	$4,120	(3,874)	246	4,121	(3,806)	315
Tradenames (indefinite life)	$1,190		1,190	1,190		1,190
(1) As a result of the Company's Chapter 11 Cases, the Company wrote off the debt origination fees for the three months ended June 30, 2026.
As of June 30, 2026, the related amortization expense will be as follows for the next five years (in millions):

Remainder of 2026	$107
2027	84
2028	39
2029	11
2030	2
2031	3

QVC, Inc. (Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements
(unaudited)
As a result of financial performance, macroeconomic conditions, declines in stock price and credit rating downgrades, it was determined during the second quarter of 2025 that an indication of impairment existed for the QxH reporting unit including goodwill and the QVC and HSN tradenames. The fair value of the tradenames was determined using the relief from royalty method, primarily using a discounted cash flow model using projections of future operating performance (income approach) and applying a royalty rate (market approach) (Level 3), and an impairment in the amount of $930 million for the QVC and HSN tradenames, was recorded during the second quarter of 2025, in impairment of intangible assets in the condensed consolidated statements of operations. The fair value of the QxH reporting unit was determined using a discounted cash flow method (Level 3), and a goodwill impairment in the amount of $1,465 million was recorded during the second quarter of 2025 in impairment of goodwill in the condensed consolidated statements of operations.
The Company had accumulated goodwill impairment losses of $5,113 million attributed to the QxH reporting unit as of June 30, 2026.

QVC, Inc. (Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements
(unaudited)
(5) Debt
Debt consisted of the following:

(in millions)	June 30, 2026	December 31, 2025
4.750% Senior Secured Notes due 2027[1]	44	44
4.375% Senior Secured Notes due 2028[1]	72	72
6.875% Senior Secured Notes due 2029[1]	605	605
5.45% Senior Secured Notes due 2034[1]	400	400
5.95% Senior Secured Notes due 2043[1]	300	300
6.375% Senior Secured Notes due 2067[1]	225	225
6.25% Senior Secured Notes due 2068[1]	500	500
Senior secured credit facility[1]	2,900	2,900
Finance lease obligations[2]	1	2
Less deferred loan costs, net[1,3]		(24)
Total consolidated QVC Inc debt, prior to reclassification to Liabilities subject to compromise	5,047	5,024
Less current portion	(1)	(5,023)
Less amounts reclassified to Liabilities subject to compromise	(5,046)	—
Long-term portion of debt	$—	1
(1) Classified as current at December 31, 2025.
(2) Classified as current at June 30, 2026.
(3) As a result of the Company's Chapter 11 Cases, the Company expensed $24 million of deferred loan costs to Reorganization items, net for the three months ended June 30, 2026.
Covenant Compliance
As noted in Item 1, Note 1 “Basis of Presentation”, as of December 31, 2025, QVC was not in compliance with the net leverage ratio, as calculated under the Credit Agreement. Under the terms of the Credit Agreement, this constitutes a breach of the financial covenant. As of the Petition Date, the Company commenced bankruptcy proceedings and the filing of the Chapter 11 Cases constituted an event of default that accelerated all of the Company's obligations under its pre-petition debt instruments. As such, the Company reclassified all pre-petition debt obligations to Liabilities subject to compromise in the condensed consolidated balance sheet as of June 30, 2026.
Under both the Credit Agreement and the indentures governing the QVC Notes, QVC is permitted to make unlimited dividends to service the debt of its parent entities so long as it is not in default under those agreements and to make certain restricted payments to QVC Group under an intercompany tax sharing agreement (the “Tax Agreement”) in respect of certain tax obligations of QVC and its subsidiaries. As a result of the breach of the financial covenant under the Credit Agreement and the Chapter 11 Cases, QVC is no longer permitted to make unlimited dividends to service the debt of its parent entities to QVC Group. QVC can continue to make certain restricted payments to QVC Group under the Tax Agreement in respect of certain tax obligations of QVC and its subsidiaries.
As a result of the above-noted net leverage ratio and the maturity date of the Credit Facility, the outstanding principal associated with the Credit Facility and QVC Notes has been classified as a current liability in the condensed consolidated balance sheet, as of December 31, 2025.
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

QVC, Inc. (Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Senior Secured Credit Facility
On October 27, 2021, QVC entered into the Credit Agreement with CBI and QVC Global Corporate Holdings, LLC (“QVC Global”), each a direct or indirect wholly owned subsidiary of QVC Group, as borrowers (collectively, the “Borrowers”), and the other parties thereto. The Credit Facility is a multi-currency facility providing for a $3.25 billion revolving credit facility, with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. The Credit Facility may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings under the Credit Facility bear interest at either the alternate base rate (“ABR Rate”) or a London Inter-bank Offered Rate (“LIBOR”)-based rate (or the applicable non-U.S. Dollar equivalent rate) (“Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt (less cash and cash equivalents) to consolidated EBITDA (the “consolidated net leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated net leverage ratio. Each loan may be prepaid at any time and from time to time without penalty, other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if QVC Global or any other borrower under the Credit Agreement (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid on the Credit Agreement may be reborrowed.

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
See Item 1, Note (1) Basis of Presentation for additional discussion regarding the Company's Chapter 11 Cases and ability to continue as a going concern.
As a result of events of default under the Credit Agreement, including noncompliance with the net leverage ratio and the commencement of the Chapter 11 Cases, no additional borrowings are available under the Credit Facility. The interest rate on the Credit Facility was 5.4% and 6.1% at June 30, 2026 and 2025, respectively.
Letters of credit availability under the DIP LC at June 30, 2026, was approximately $33 million. See Item 1, Note 2 “Chapter 11 Proceedings” for additional discussion on the DIP LC.

QVC, Inc. (Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements
(unaudited)
Fair Value of Debt
QVC estimates the fair value of its debt based on the quoted market prices for the same or similar issues or on the current rate offered to QVC for debt of the same remaining maturities (Level 2). As noted in Item 1, Note 1 “Basis of Presentation”, as of April 17, 2026, the 2067 Notes and 2068 Notes were delisted from the NYSE. As of June 30, 2026, the 2067 Notes and the 2068 Notes were traded on the OTC Pink Limited Market, which the Company considers to be an “active market”, as defined by U.S. GAAP. As such, the 2067 Notes and 2068 Notes were valued based on their trading price (Level 1). The fair value of QVC's publicly traded debt securities that are not reported at fair value in the accompanying condensed consolidated balance sheet at June 30, 2026 are as follows (amounts in millions):

QVC Notes	$949
The fair value of QVC's other debt, which is reported as a Liability subject to compromise in the condensed consolidated balance sheet, as of June 30, 2026, has been excluded from the table above. As a result of the Chapter 11 Cases, the fair value of QVC's other debt as of June 30, 2026, cannot be reasonably estimated, and the expected recovery will ultimately be determined upon the effectiveness of the confirmed Plan.
(6) Commitments and Contingencies
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

QVC, Inc. (Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements
(unaudited)
WIN Restructuring
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
On January 29, 2025, the Company announced the consolidation of its QVC and HSN operations at the Company’s Studio Park location in West Chester, PA and the closing of the St. Petersburg, FL campus. The consolidation is part of QVC’s organizational and strategic changes intended to support the Company’s WIN strategy. As a result, the Company accelerated depreciation related to the closure of the St. Petersburg, FL campus, which was completed as of September 30, 2025. The Company recorded $15 million and $29 million of incremental depreciation for the three and six months ended June 30, 2025 related to the St. Petersburg closure. On March 27, 2025 the Company announced a plan to reorganize teams across the Company as part of the WIN strategy, which is intended to increase revenue through growth initiatives while maintaining Adjusted OIBDA margin. As a result of the reorganization, QVC recorded $36 million and $21 million of restructuring costs at QxH and QVC International, respectively, during the six months ended June 30, 2025 in restructuring (benefits) costs in the condensed consolidated statement of operations.
In September 2025, QVC entered into agreements to sell the St. Petersburg properties to independent third parties, and two of these property sales closed in December 2025. As of June 30, 2026, the related long-lived assets of $17 million, all within QxH, were included in assets held for sale noncurrent in the condensed consolidated balance sheet. The sale of the remaining property is expected to be completed by the end of 2026.
(7) Financial Instruments and Fair Value Measurements
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
The Company does not have any liabilities measured at fair value on a recurring basis. The Company's assets measured at fair value on a recurring basis were as follows:

	June 30, 2026		December 31, 2025
(in millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Total	Quoted prices in active markets for identical assets (Level 1)
Cash equivalents	$142	142	353	353

QVC, Inc. (Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements
(unaudited)
(8) Information about QVC's Operating Segments
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
For the three and six months ended June 30, 2026 and 2025, QVC has identified QxH and QVC International as its two operating segments. Both operating segments (which are also the reportable segments) are retailers of a wide range of consumer products, which are marketed and sold primarily by merchandise-focused televised-shopping programs as well as via the internet (including social media) and mobile applications in certain markets.
The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as total revenue, net, Adjusted OIBDA (as defined below), gross margin, average sales price per unit, number of units shipped and revenue or sales per customer. For segment reporting purposes, the Company defines Adjusted OIBDA, as total revenue, net less cost of goods sold, operating expenses, and selling, general and administrative expenses excluding stock-based compensation and pre-petition charges, and, where applicable, separately identified items impacting comparability. The Company believes this measure is an important indicator of the operational strength and performance of its segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking among the Company's businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, and where applicable, separately identified impairments, litigation settlements, restructuring (benefits) costs, pre-petition charges (primarily professional fees directly related to, and incurred prior to, the filing of the Chapter 11 Cases), and (gain) loss on sale of assets, that are included in the measurement of operating income (loss) pursuant to U.S. GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net earnings (loss), cash flows provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.
Disaggregated revenue by segment and product category consisted of the following:

	Three months ended June 30, 2026			Six months ended June 30, 2026
(in millions)	QxH	QVC-Int'l	Total	QxH	QVC-Int'l	Total
Home	$468	227	695	965	450	1,415
Apparel	277	97	374	524	193	717
Beauty	173	126	299	352	241	593
Accessories	155	48	203	302	96	398
Jewelry	63	35	98	128	72	200
Electronics	44	16	60	104	35	139
Other revenue	36	—	36	72	—	72
Total revenue, net	$1,216	549	1,765	2,447	1,087	3,534

QVC, Inc. (Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three months ended June 30, 2025			Six months ended June 30, 2025
(in millions)	QxH	QVC-Int'l	Total	QxH	QVC-Int'l	Total
Home	$527	233	760	1,065	456	1,521
Apparel	299	112	411	557	211	768
Beauty	208	138	346	419	258	677
Accessories	180	56	236	353	102	455
Jewelry	62	37	99	125	70	195
Electronics	76	16	92	165	31	196
Other revenue	39	1	40	75	2	77
Total revenue, net	$1,391	593	1,984	2,759	1,130	3,889
Performance measures

	Three months ended June 30, 2026			Six months ended June 30, 2026
(in millions)	QxH	QVC-Int'l	Total	QxH	QVC-Int'l	Total
Total revenue, net	$1,216	549	1,765	2,447	1,087	3,534
Costs of goods sold (excluding depreciation and amortization)	805	359	1,164	1,629	715	2,344
Segment gross profit	411	190	601	818	372	1,190
Operating expense	90	45	135	182	90	272
Advertising	73	13	86	143	21	164
Selling, general and administrative (excluding stock-based compensation, advertising and pre-petition charges)	149	79	228	302	159	461
Adjusted OIBDA	$99	53	152	191	102	293

	Three months ended June 30, 2025			Six months ended June 30, 2025
(in millions)	QxH	QVC-Int'l	Total	QxH	QVC-Int'l	Total
Total revenue, net	$1,391	593	1,984	2,759	1,130	3,889
Costs of goods sold (excluding depreciation and amortization)	900	381	1,281	1,823	729	2,552
Segment gross profit	491	212	703	936	401	1,337
Operating expense	107	47	154	218	90	308
Advertising	68	10	78	123	18	141
Selling, general and administrative (excluding stock-based compensation, advertising and pre-petition charges)	166	80	246	323	155	478
Adjusted OIBDA	$150	75	225	272	138	410

QVC, Inc. (Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other information

	June 30, 2026
(in millions)	Total assets	Property and equipment, net
QxH[1]	$4,290	153
QVC International	1,901	135
Consolidated QVC	$6,191	288
(1) QxH Property and equipment, net as of June 30, 2026 excludes assets classified as assets held for sale in the condensed consolidated balance sheet.

	December 31, 2025
(in millions)	Total assets	Property and equipment, net
QxH[1]	$6,529	166
QVC International	1,927	150
Consolidated QVC	$8,456	316
(1) QxH Property and equipment, net as of December 31, 2025 excludes assets classified as assets held for sale in the condensed consolidated balance sheet.

	Six months ended June 30,
	2026	2025
(in millions)	Capital expenditures	Capital expenditures
QxH	$55	49
QVC International	10	14
Consolidated QVC	$65	63

	Three months ended June 2026		Six months ended June 2026
(in millions)	Depreciation	Amortization	Depreciation	Amortization
QxH	$9	49	18	101
QVC International	7	6	13	13
Consolidated QVC	$16	55	31	114

	Three months ended June 2025		Six months ended June 2025
(in millions)	Depreciation	Amortization	Depreciation	Amortization
QxH	$26	58	53	113
QVC International	7	7	14	13
Consolidated QVC	$33	65	67	126

QVC, Inc. (Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table provides a reconciliation of Adjusted OIBDA to operating income and earnings before income taxes:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Adjusted OIBDA	$152	225	293	410
Depreciation and amortization	(71)	(98)	(145)	(193)
(Gain) loss on sale of assets	—	—	10	—
Pre-petition charges	(19)	—	(40)	—
Stock-based compensation	—	(4)	—	(8)
Impairment of intangible assets	—	(930)	—	(930)
Impairment of goodwill	—	(1,465)	—	(1,465)
Restructuring benefits (costs)	—	—	—	(57)
Operating income (loss)	62	(2,272)	118	(2,243)
Reorganization items, net	(59)	—	(59)	—
Interest expense	(15)	(66)	(91)	(130)
Interest income	9	3	20	7
Other (expense) income	—	(9)	1	(13)
Earnings (loss) before income taxes	$(3)	(2,344)	$(11)	(2,379)
(9) Condensed Combined Debtor-In-Possession Financial Information
The financial statements included below represent the unaudited condensed combined financial statements of the QVC Debtors only. Certain foreign and domestic subsidiaries were not part of the Chapter 11 petition filing. These statements reflect the results of operations, financial position and cash flows of the combined QVC Debtor subsidiaries, including certain amounts and activities between QVC Debtor and non-Debtor subsidiaries of the Company, which are eliminated in the consolidated financial statements.

QVC, Inc. (Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Combined Balance Sheet (unaudited)
June 30,
(in millions)	2026
Assets
Current assets:
Cash and cash equivalents	$675
Trade and other receivables, net of allowance for credit losses of $51 million	483
Inventories	583
Other current assets	557
Total current assets	2,298
Property and equipment, net of accumulated depreciation of $403 million	153
Intangible assets not subject to amortization: Tradenames	1,190
Intangible assets subject to amortization, net	212
Operating lease right-of-use assets	340
Other noncurrent assets	55
Assets held for sale noncurrent	17
Investment in non-debtor affiliates	3,237
Total assets	$7,502
Liabilities and Equity
Current liabilities:
Accounts payable	$282
Accrued liabilities	326
Current debt	1
Payable to non-debtor affiliates	21
Other current liabilities	41
Total current liabilities	671
Deferred income tax liabilities	167
Operating lease liabilities	330
Loans due to non-debtor affiliates	1,591
Other liabilities	59
Liabilities subject to compromise	5,093
Total liabilities	7,911
Equity:
Stockholder's equity:	(409)
Total liabilities and equity	$7,502

QVC, Inc. (Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Combined Statements of Operations (unaudited)
	Three months ended June 30, 2026	Six months ended June 30, 2026
(in millions)
Revenue, net	$1,216	2,447
Revenue from non-debtor affiliates	10	19
Total revenue, net	1,226	2,466
Operating costs and expenses:
Cost of goods sold (excluding depreciation and amortization shown separately below)	804	1,626
Operating expense	90	182
Selling, general and administrative, including stock-based compensation and pre-petition charges	240	483
Depreciation and amortization	58	119
	1,192	2,410
Operating (loss) income	34	56
Other income (expense):
Reorganization items, net	(59)	(59)
Interest expense	(15)	(92)
Interest expense from non-debtor affiliates	(11)	(24)
Interest income	8	18
Other (expense) income	—	2
	(77)	(155)
Earnings (loss) before income taxes	(43)	(99)
Income tax (expense) benefit	(3)	3
Net earnings (loss)	$(46)	(96)

QVC, Inc. (Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condensed Combined Statement of Cash Flow (unaudited)
Six months ended June 30,
(in millions)	2026
Cash flows from operating activities:
Net cash provided (used) by operating activities (1):	$(2)
Cash flows from investing activities:
Capital expenditures	(55)
Expenditures for television distribution rights	(15)
Net cash provided (used) by investing activities	(70)
Cash flows from financing activities:
Other financing activities with non-debtor affiliates, net	(15)
Other financing activities, net	(7)
Net cash provided (used) by financing activities	(22)
Net increase (decrease) in cash, cash equivalents and restricted cash	(94)
Cash, cash equivalents and restricted cash, beginning of year	1,213
Cash, cash equivalents and restricted cash, end of year	$1,119
(1) The difference between the amount of Net cash provided by operating activities included in the table above and the amount of Net cash provided by operating activities included in the Condensed Consolidated Statements of Cash Flows for the same period primarily relates to the fact that the table above: (i) excludes the operating cash flows of our Non-Debtor Affiliates, which are included in the Condensed Consolidated Statements of Cash Flows, and (ii) includes the effects of the operating cash flows of the Debtors with the Non-Debtor Affiliates, which are eliminated in the Condensed Consolidated Statements of Cash Flows.

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
Chapter 11 Proceedings
Voluntary Petition for Reorganization
On April 16, 2026 (the "Petition Date"), QVC Group, Inc. (“QVC Group”) and together with certain of its affiliates, the “Company Parties”) commenced voluntary cases (the “Chapter 11 Cases”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). On April 17, 2026, the Bankruptcy Court entered an order authorizing the joint administration of the Chapter 11 Cases under the caption QVC Group, Inc., et al, Case No. 26-90447. Certain foreign subsidiaries were not part of the Chapter 11 petition filing and continue to operate in the normal course of business. As of the Petition Date, we are operating our businesses as “debtor-in-possession” (“DIP”) under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. QVC Group and QVC received approval from the Bankruptcy Court for a variety of “first day” motions to continue their ordinary course operations during the Chapter 11 Cases, which were designed primarily to mitigate the impact of the Chapter 11 Cases on our operations, vendors, suppliers, customers and employees. As a result, we were able to conduct normal business activities and satisfy all associated obligations for the period following the Petition Date and were also authorized to pay employee wages and benefits, and certain vendors and suppliers in the ordinary course for goods and services provided prior to the Petition Date.
Commencing the Chapter 11 Cases constituted an event of default that accelerates the Company Parties’ respective obligations under (i) the 4.750% Senior Secured Notes due 2027, 4.375% Senior Secured Notes due 2028, 6.875% Senior Secured Notes due 2029, 5.450% Senior Secured Notes due 2034, 5.950% Senior Secured Notes due 2043, 6.375% Senior Secured Notes due 2067 (the “2067 Notes”), and 6.250% Senior Secured Notes due 2068 (the “2068 Notes”) (collectively, the “QVC Notes”), issued by QVC and (ii) the Credit Agreement. The Credit Agreement, together with the QVC Notes, are herein referred to as the “Debt Instruments”.
Restructuring Support Agreement

On the Petition Date, prior to the commencement of the Chapter 11 cases, the Company Parties entered into a Restructuring Support Agreement (the “Restructuring Support Agreement” and the holders party thereto, the “Supporting Stakeholders”), with certain holders of our Debt Instruments. The Restructuring Support Agreement contemplates agreed-upon terms for a comprehensive restructuring with respect to the Company Parties’ capital structure (the “Financial Restructuring”) to be implemented through a proposed prepackaged plan of reorganization (the “Plan”).
The Restructuring Support Agreement provides certain milestones for the Financial Restructuring. Failure of the Company to satisfy these milestones without a waiver or consensual amendment would provide the Supporting Stakeholders a termination right under the Restructuring Support Agreement. These milestones include (i) the Company Parties shall have caused solicitation of votes on the Plan to begin no later than April 16, 2026, but prior to the commencement of the Chapter 11 Cases, (ii) the Petition Date shall have occurred no later than April 16, 2026, (iii) the Plan and Disclosure Statement (excluding any exhibits and appendices thereto) shall have been filed no later than the Petition Date, (iv) the debtor-in-possession letter of credit (“DIP LC”) Interim Order shall have been entered no later than 3 days after the Petition Date, (v) the DIP LC Final Order shall have been entered no later than 30 days after the Petition Date, (vi) the Plan shall have been confirmed no later than 75 days after the Petition Date and (vii) the Plan Effective Date shall have occurred no later than 90 days after the Petition Date. The Debtors (as defined in the Plan) satisfied the milestones (i) through (v), and the Supporting Stakeholders have extended the time to comply with milestones (vi) and (vii).

    Plan of Reorganization

On July 20, 2026, the Bankruptcy Court entered an order confirming the Plan. The Plan remains subject to the satisfaction or waiver of the remaining conditions to effectiveness and any applicable stay, appeal or other challenge. Accordingly, there can be no assurance as to when, or ultimately whether, the Plan will become effective or the Company will emerge from Chapter 11.

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

Strategies and Challenges
The goal of QVC is to extend its leadership in video commerce, e-commerce, streaming commerce and social commerce by continuing to create some of the world’s most engaging shopping experiences, combining the best of retail, media, and social media, which we believe is highly differentiated from traditional brick-and-mortar stores or transactional e-commerce. QVC provides customers with curated collections of unique products made personal and relevant by the power of storytelling. We curate experiences, conversations and communities for millions of highly discerning shoppers, and we also reach large audiences, across our many platforms, for our thousands of brand partners.

As noted above in Part I, Item 2 under “Overview”, on the Petition Date, commencing the Chapter 11 Cases constituted an event of default that accelerated the Company Parties’ respective obligations under the Debt Instruments. The Credit Agreement and the QVC Notes provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments are automatically stayed as a result of the Chapter 11 Cases, and the stakeholders’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code, including the Automatic Stay.
Although the Bankruptcy Court entered an order confirming the Financial Restructuring in accordance with the terms set forth in the Plan, there can be no assurance that the Company will satisfy the remaining conditions to emergence under the Plan or complete the Financial Restructuring on the terms set forth in the Plan, on different terms, or at all. Therefore, there remains substantial doubt about the Company’s ability to continue as a going concern.
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

On January 29, 2025, the Company announced the consolidation of its QVC and HSN operations at the Company’s Studio Park location in West Chester, PA and the closing of the St. Petersburg, FL campus. The consolidation is part of QVC’s organizational and strategic changes intended to support the Company’s WIN strategy. As a result, the Company accelerated depreciation related to the closure of the St. Petersburg, FL campus, which was completed as of September 30, 2025. The Company recorded $15 million and $29 million of incremental depreciation for the three and six months ended June 30, 2025, respectively, related to the St. Petersburg closure. On March 27, 2025 the Company announced a plan to reorganize teams across the Company as part of the WIN strategy, which is intended to increase revenue through growth initiatives while maintaining Adjusted OIBDA margin. As a result of the reorganization, QVC recorded $36 million and $21 million of restructuring costs at QxH and QVC International, respectively, during the six months ended June 30, 2025 in the condensed consolidated statement of operations.

In September 2025, QVC entered into agreements to sell the St. Petersburg properties to independent third parties, and two of these property sales closed in December 2025. As of June 30, 2026, the remaining long-lived assets of $17 million, all within QxH, were included in assets held for sale noncurrent in the condensed consolidated balance sheet. The sale of the remaining property is expected to be completed by the end of 2026.
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
The current economic uncertainty in various regions of the world in which our subsidiaries and affiliates operate has impacted and could continue to adversely affect demand for our products and services since a substantial portion of our revenue is derived from discretionary spending by individuals, which typically falls, to varying degrees, during times of economic instability and inflationary pressures. Economic tensions and changes and uncertainty relating to international trade policies, including, for example, the recent widespread tariffs announced by the U.S. on its major trading partners, higher tariffs on imported goods and materials, actions taken in response (such as retaliatory tariffs or other trade protectionist measures or the renegotiation of free trade agreements), have increased inflationary cost pressures and recessionary fears. In February 2026, the U.S. Supreme Court struck down the sweeping tariffs that the U.S. government had imposed through the executive orders issued pursuant to the International Emergency Economic Powers Act. Shortly thereafter, the U.S. government issued a series of orders to comply with the ruling, while also announcing new temporary tariffs for a 150 day period beginning February 24, 2026. On July 23, 2026, the U.S. government announced new tariffs replacing the temporary tariffs upon expiration. Tariffs and international trade arrangements may continue to change, potentially without warning and to an extent or duration that is difficult to predict. The ultimate availability, timing, and amount of any potential refunds remain uncertain and are subject to further legal and regulatory developments. Global financial markets have experienced and may continue to experience disruptions, including increased volatility and diminished liquidity and credit availability. If economic and financial market conditions in the U.S. or other key markets, including Europe and Japan, continue to be uncertain or deteriorate, QVC’s customers may respond by further suspending, delaying or reducing their discretionary spending. Any further suspension, delay or reduction in discretionary spending could adversely affect revenue. Accordingly, our ability to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments decline. Such weak economic conditions may also inhibit QVC’s expansion into new European and other markets. We currently are unable to predict the extent of any of these potential adverse effects.
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

Results of Operations
QVC's operating results were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Total revenue, net	$1,765	1,984	3,534	3,889
Operating costs and expenses:
Cost of goods sold (excluding depreciation and amortization shown separately below)	1,164	1,281	2,344	2,552
Operating expense	135	154	272	308
Advertising	86	78	164	141
Selling, general and administrative (excluding stock-based compensation, advertising, and pre-petition charges)	228	246	461	478
Adjusted OIBDA (defined below)	152	225	293	410
Depreciation and amortization	71	98	145	193
(Gain) loss on sale of assets	—	—	(10)	—
Pre-petition charges	19	—	40	—
Stock-based compensation	—	4	—	8
Impairment of intangible assets	—	930	—	930
Impairment of goodwill	—	1,465	—	1,465
Restructuring benefits (costs)	—	—	—	57
Operating income (loss)	62	(2,272)	118	(2,243)
Other (expense) income:
Reorganization items, net	(59)	—	(59)	—
Interest expense	(15)	(66)	(91)	(130)
Interest income	9	3	20	7
Other (expense) income	—	(9)	1	(13)
	(65)	(72)	(129)	(136)
Earnings (loss) before income taxes	(3)	(2,344)	(11)	(2,379)
Income tax (expense) benefit	(18)	190	(26)	192
Net earnings (loss)	(21)	(2,154)	(37)	(2,187)
Less net earnings (loss) attributable to the noncontrolling interest	10	11	19	20
Net earnings (loss) attributable to QVC, Inc. shareholder	$(31)	(2,165)	$(56)	(2,207)

Total revenue, net
Total revenue, net by segment was as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
QxH	$1,216	1,391	2,447	2,759
QVC International	549	593	1,087	1,130
Consolidated QVC	$1,765	1,984	3,534	3,889
QVC's consolidated total revenue, net decreased $219 million or 11.0% and $355 million or 9.1% for the three and six months ended June 30, 2026, respectively, as compared to the corresponding periods in the prior year. In constant currency, QVC’s consolidated total revenue, net decreased $204 million or 10.3% and $366 million or 9.4% for the three and six months ended June 30, 2026 as compared to the corresponding periods in the prior year.
For the three months ended June 30, 2026, QVC’s consolidated total revenue, net, in constant currency, decreased 7.8% as a result of lower units shipped attributable to QxH and 3.5% driven by a decrease in average selling price per unit ("ASP"). These decreases to total revenue, net were partially offset by a $41 million decrease in estimated product returns primarily at QxH and, to a lesser extent, QVC International. QVC’s consolidated total revenue, net, in constant currency, for the six months ended June 30, 2026 decreased 9.0% as a result of lower units shipped attributable to QxH and 1.7% driven by a decrease in ASP attributable to QVC International, partially offset by an $87 million decrease in estimated product returns primarily at QxH and, to a lesser extent, QVC International.

During the three and six months ended June 30, 2026 and 2025, the changes in revenue and expenses were affected by changes in the exchange rates for the Euro, the Japanese Yen, and the U.K. Pound Sterling. In the event the U.S. Dollar strengthens against these foreign currencies in the future, QVC's revenue and operating cash flow will be negatively affected.
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
The percentage change in total revenue, net for each of QVC's segments in U.S. Dollars and in constant currency was as follows:

	Three months ended June 30, 2026			Six months ended June 30, 2026
	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency	U.S. Dollars	Foreign Currency Exchange Impact	Constant Currency
QxH	(12.5)%	—%	(12.5)%	(11.3)%	—%	(11.3)%
QVC International	(7.4)%	(2.5)%	(4.9)%	(3.8)%	1.0%	(4.8)%
For the three months ended June 30, 2026, QxH's total revenue, net declined $175 million or 12.5%. Total revenue, net decreased 11.6% as a result of lower units shipped and 2.3% driven by a decrease in ASP. This decline was partially offset by a $35 million decrease in estimated product returns. For the six months ended June 30, 2026, QxH's total revenue, net declined $312 million or 11.3%. Total revenue, net decreased 12.4% as a result of lower units shipped. This decline was partially offset by a $76 million decrease in estimated product returns. ASP for the six months ended June 30, 2026 remained relatively flat with prior year.

For the three months ended June 30, 2026, QVC International's total revenue, net declined $29 million, or 4.9% in constant currency. Total revenue, net, in constant currency, decreased 6.3% driven by a decrease in ASP attributable to all markets. This decline was partially offset by an increase in units shipped and a $6 million decrease in estimated product returns attributable to all markets. The increase in units shipped was attributable to an increase in Japan, which was partially offset by declines in all other markets. For the six months ended June 30, 2026, QVC International's total revenue declined $54 million, or 4.8% in constant currency. Total revenue, net, in constant currency, decreased 4.8% driven by a decrease in ASP attributable to all markets. This decline was partially offset by an $11 million decrease in estimated product returns attributable to all markets and $11 million in favorable exchange rates.
Cost of goods sold (excluding depreciation and amortization)
QVC's cost of goods sold (excluding depreciation and amortization) as a percentage of total revenue, net was 65.9% and 66.3% for the three and six months ended June 30, 2026, respectively, compared to 64.6% and 65.6% for the three and six months ended June 30, 2025. The increase in cost of goods sold as a percentage of revenue for the three and six months ended June 30, 2026 was due to higher inventory obsolescence expense at QxH and unfavorable product margin at QxH due to the mix of products sold.
Operating expenses
QVC's operating expenses are principally comprised of commissions, order processing and customer service expenses, and credit card processing fees. Operating expenses were 7.6% and 7.7% of total revenue, net for the three and six months ended June 30, 2026, respectively, compared to 7.8% and 7.9% for the three and six months ended June 30, 2025. The decrease as a percentage of total revenue, net for the three and six months ended June 30, 2026 were driven by lower commissions, credit card processing fees, and personnel costs.
Advertising
QVC's advertising expenses increased $8 million or 10.3% for the three months ended June 30, 2026 as compared to the corresponding period in the prior year. QVC’s advertising expenses increased $23 million or 16.3% for the six months ended June 30, 2026, as compared to the corresponding period in the prior year. The increase was primarily driven by marketing investments on social and streaming platforms at QxH.
Selling, general and administrative expenses (excluding stock-based compensation, advertising, and pre-petition charges)
QVC's selling, general, and administrative expenses (excluding stock-based compensation, advertising, and pre-petition charges) include personnel, information technology, production costs and the provision for doubtful accounts. QVC's selling, general, and administrative expenses (excluding stock-based compensation, advertising, and pre-petition charges) decreased $18 million and increased 0.5% as a percentage of total revenue, net for the three months ended June 30, 2026, as compared to the corresponding period in the prior year. The decrease in expense for the three months ended June 30, 2026 was primarily driven by a decrease in personnel costs due to the reorganization of teams across the Company as part of the WIN strategy and lower production costs.
QVC's selling, general, and administrative expenses (excluding stock-based compensation, advertising, and pre-petition charges) decreased $17 million and increased 0.7% as a percentage of total revenue, net for the six months ended June 30, 2026, as compared to the corresponding period in the prior year. The decrease in expense for the six months ended June 30, 2026, was primarily driven by a decrease in personnel costs due to the reorganization of teams across the Company as part of the WIN strategy and lower production costs, partially offset by an increase in consulting costs.

Depreciation and amortization
Depreciation and amortization consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Property and equipment depreciation	$16	33	$31	67
Total depreciation	16	33	31	67
Customer relationships amortization	11	11	23	23
Television distribution right amortization	16	20	33	37
Software amortization	28	34	58	66
Total amortization	55	65	114	126
Total depreciation and amortization	$71	98	$145	193
The decrease in depreciation for the three and six months ended June 30, 2026, was primarily due to the St. Petersburg, FL campus and associated assets that are held for sale including $15 million and $29 million of accelerated depreciation recorded during the three and six months ended June 30, 2025, respectively. The decrease in software amortization for the three and six months ended June 30, 2026, was primarily due to software assets that fully amortized during 2025.

(Gain) loss on sale of assets
QVC recorded a $10 million gain on sale of assets for the six months ended June 30, 2026, primarily related to the sale of a property in Germany.
Pre-petition charges
Pre-petition charges consist primarily of professional fees related to, and incurred prior to, the filing of Chapter 11 Cases. QVC recorded $19 million and $40 million of pre-petition charges for the three and six months ended June 30, 2026, respectively. These charges relate to legal, financial advisors, and other professional fees incurred in connection with the Chapter 11 Cases.

Stock-based compensation
Stock-based compensation includes compensation related to options and restricted stock granted to certain employees, directors and officers. QVC recorded $4 million and $8 million of stock-based compensation expense for the three and six months ended June 30, 2025. As previously disclosed in the 2025 10-K, during the prior year the company canceled primarily all of the stock-settled and cash-settled RSU awards granted during 2025, resulting in no stock based compensation expense in 2026.

Impairment of intangible assets
QVC recorded intangible assets impairments losses of $930 million for the three and six months ended June 30, 2025, related to the decrease in the fair value of the QVC and HSN tradenames as a result of quantitative assessments performed by the Company (refer to Part I, Note 4 “Intangible Assets”).
Impairment of goodwill
QVC recorded goodwill impairment losses of $1,465 million for the three and six months ended June 30, 2025, related to a decrease in the fair value of the QxH reporting unit as a result of quantitative assessments performed by the Company (refer to Part I, Note 4 “Intangible Assets”).

Restructuring (benefits) costs
For the six months ended June 30, 2025, QVC recorded $36 million and $21 million of restructuring costs at QxH and QVC International, respectively, resulting from the announced plan to reorganize its teams across the Company as part of the WIN strategy.

Reorganization items, net
QVC incurred net charges of $59 million for reorganization items during the three and six months ended June 30, 2026 in connection with the Chapter 11 Cases, as of or subsequent to the Petition Date. These costs primarily relate to professional fees incurred in connection with the Chapter 11 Cases and write off of deferred financing costs.

Interest expense
For the three and six months ended June 30, 2026, interest expense decreased $51 million and $39 million, respectively, as compared to the corresponding period in the prior year, primarily due to ceasing the recognition of interest expense beginning on the Petition Date as a result of the Chapter 11 Cases. See Item 1, Note 2 “Chapter 11 Proceedings” to the accompanying condensed consolidated financial statements.
Interest income
For the three and six months ended June 30, 2026, interest income increased $6 million and $13 million, respectively, as compared to the corresponding period in the prior year. The increase in interest income is primarily due to increases in invested cash balances during the year, although at lower interest rates on invested cash balances compared to the prior year.

Other (expense) income
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
Income taxes

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Earnings (loss) before income taxes	$(3)	(2,344)	$(11)	(2,379)
Income tax (expense) benefit	$(18)	190	$(26)	192
Effective income tax rate[1]	N/M	8.1%	N/M	8.1%

(1) Not meaningful
The income tax expense for the three months and six months ended June 30, 2026 rate differs from the U.S. statutory tax rate of 21% primarily due to permanent differences and foreign taxes. The income tax benefit for the three months and six months ended June 30, 2025 differs from the U.S. statutory tax rate of 21% primarily due to permanent differences, foreign taxes and an impairment of goodwill that is not deductible for tax purposes.
For the three and six months ended June 30, 2026, the Company utilized the discrete effective tax rate method, treating the year-to-date period as if it was the annual period to calculate its interim income tax provision, as allowed by Financial Accounting Standards Board Accounting Standards Codification 740-270-30-18, Income Taxes - Interim Reporting which management determined to be more appropriate than the annual effective rate method.
Adjusted Operating Income before Depreciation and Amortization (Adjusted OIBDA)
To provide investors with additional information regarding our financial statements, we disclose Adjusted OIBDA (defined below), which is not a U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) measure. QVC defines Adjusted OIBDA as operating income plus depreciation and amortization, stock-based compensation, and where applicable, separately identified impairments, litigation settlements, restructuring (benefits) costs, pre-petition charges (primarily professional fees directly related to, and incurred prior to, the filing of the Chapter 11 Cases), and (gain) loss on sale of assets. QVC's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate the businesses and make decisions about allocating resources among the businesses. QVC believes that this is an important indicator of the operational strength and performance of the segments by identifying those items that are not directly a reflection of each segment's performance or indicative of ongoing business trends. In addition, this measure allows QVC to view operating results, perform analytical comparisons and perform benchmarking among its businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. GAAP.

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

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Operating income - U.S. GAAP	$62	(2,272)	$118	(2,243)
Depreciation and amortization	71	98	145	193
(Gain) loss on sale of assets	—	—	(10)	—
Pre-petition charges	19	—	40	—
Stock-based compensation	—	4	—	8
Impairment of intangible assets	—	930	—	930
Impairment of goodwill	—	1,465	—	1,465
Restructuring (benefits) costs (note 5)	—	—	—	57
Adjusted OIBDA - Non-U.S. GAAP	$152	225	$293	410

QVC Adjusted OIBDA decreased by $73 million for the three months ended June 30, 2026, as compared to the corresponding period in the prior year. The decrease is due to a $51 million decrease at QxH and a $22 million decrease at QVC International.
QVC Adjusted OIBDA decreased by $117 million for the six months ended June 30, 2026, as compared to the corresponding period in the prior year. The decrease is due to an $81 million decrease at QxH and a $36 million decrease at QVC International.
Seasonality
QVC's business is seasonal due to a higher volume of sales in the fourth calendar quarter related to year-end holiday shopping. In recent years, QVC has earned, on average, between 23% and 24% of its revenue in each of the first three quarters of the year and between 29% and 30% of its revenue in the fourth quarter of the year.
Financial Position, Liquidity and Capital Resources
General
The following are potential sources of liquidity: available cash balances, dividend and interest receipts, proceeds from asset sales, and cash generated by the operating activities of our wholly-owned subsidiaries. Cash generated by the operating activities of our subsidiaries is only a source of liquidity to the extent such cash exceeds the working capital needs of the subsidiaries and is not otherwise restricted. In general, QVC uses this cash to fund its operations, make capital purchases, expenditures for affiliation agreements with television providers, make dividend payments to QVC Group, make interest payments and minimize the outstanding balance of the Credit Facility. The Company expects that cash on hand and cash provided by operating activities in future periods will be sufficient to fund projected uses of cash, except for any principal amounts of the Debt Instruments, that become accelerated as a result of the Chapter 11 cases, as described above. Additionally, as a result, there remains substantial doubt about the Company's ability to continue as a going concern.

Although the Bankruptcy Court confirmed the Plan on July 20, 2026, the Plan remains subject to the satisfaction or waiver of certain conditions precedent to the Effective Date, and there can be no assurance as to the timing of emergence or that such conditions will be satisfied; the Company's liquidity, capital structure, and financial reporting (including the potential application of fresh-start accounting) may be materially affected by the timing and manner of the Company's emergence from Chapter 11.

As of June 30, 2026, substantially all of QVC's cash and cash equivalents were invested in AAA rated money market funds and time deposits with banks rated equal to or above A.

DIP LC Facility
QVC entered into a $300 million DIP LC facility with JPMorgan Chase Bank, N.A., as agent, to issue new letters of credit and roll existing letters of credit to support operations during the pendency of the Chapter 11 Cases, cash collateralized by $315 million deposited in a cash collateral account recorded as restricted cash within other current assets in our condensed consolidated balance sheets; commitments under the DIP LC facility would expire upon the earliest of (i) six months from the Petition Date, (ii) the Effective Date and (iii) the occurrence of an event of default, all as more fully set forth in such DIP LC facility Term Sheet attached as Exhibit D to the Restructuring Support Agreement, and subject to Bankruptcy Court approval pursuant to interim and final DIP orders. Letters of credit availability under the DIP LC at June 30, 2026, was approximately $33 million. See Item 1, Note 2 “Chapter 11 Proceedings” for additional discussion on the DIP LC.
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
Under both the Credit Agreement and the indentures governing the QVC Notes, QVC is permitted to make unlimited dividends to service the debt of its parent entities so long as it is not in default under those agreements and to make certain restricted payments to QVC Group under an intercompany tax sharing agreement (the “Tax Agreement”) in respect of certain tax obligations of QVC and its subsidiaries. As a result of the breach of financial covenant under the Credit Agreement and the Chapter 11 Cases, QVC is no longer permitted to make unlimited dividends to service the debt of its parent entities to QVC Group. QVC can continue to make certain restricted payments to QVC Group under the Tax Agreement in respect of certain tax obligations of QVC and its subsidiaries.
Following the commencement of the Chapter 11 Cases, rating agencies have downgraded QVC's credit ratings. These downgrades have adversely affected, and are expected to continue to adversely affect, the market prices of its debt securities, its access to capital, or trigger additional collateral or funding requirements or the imposition of financial or other burdensome covenants.

Senior Secured Credit Facility
On October 27, 2021, QVC entered into the Credit Agreement with CBI and QVC Global Corporate Holdings, LLC (“QVC Global”), each a direct or indirect wholly owned subsidiary of QVC Group, as borrowers (collectively, the “Borrowers”), and the other parties thereto. The Credit Facility is a multi-currency facility providing for a $3.25 billion revolving credit facility, with a $450 million sub-limit for letters of credit and an alternative currency revolving sub-limit equal to 50% of the revolving commitments thereunder. The Credit Facility may be borrowed by any Borrower, with each Borrower jointly and severally liable for the outstanding borrowings. Borrowings under the Credit Facility bear interest at either the alternate base rate (“ABR Rate”) or a London Inter-bank Offered Rate (“LIBOR”)-based rate (or the applicable non-U.S. Dollar equivalent rate) (“Term Benchmark/RFR Rate”) at the applicable Borrower’s election in each case plus a margin. Borrowings that are ABR Rate loans will bear interest at a per annum rate equal to the base rate plus a margin that varies between 0.25% and 0.625% depending on the Borrowers’ combined ratio of consolidated total debt (less cash and cash equivalents) to consolidated EBITDA (the “consolidated net leverage ratio”). Borrowings that are Term Benchmark/RFR Rate loans will bear interest at a per annum rate equal to the applicable rate plus a margin that varies between 1.25% and 1.625% depending on the Borrowers’ consolidated net leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed availability; provided that, if QVC Global or any other borrower under the Credit Agreement (other than QVC) is removed, at the election of QVC, as a borrower thereunder, all of its loans must be repaid and its letters of credit are terminated or cash collateralized. Any amounts prepaid on the Credit Agreement may be reborrowed.
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
See Part I, Item 2, Strategies and Challenges for additional discussion regarding the Company's Chapter 11 Cases, noncompliance with the net leverage ratio, as of June 30, 2026 and December 31, 2025 and a discussion regarding the Company’s substantial doubt about its ability to continue as a going concern.
As a result of events of default under the Credit Agreement, including noncompliance with the net leverage ratio and the commencement of the Chapter 11 Cases, no additional borrowings are available under the Credit Facility. The interest rate on the Credit Facility was 5.4% and 6.1% at June 30, 2026 and 2025, respectively.
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

Summarized financial information for the year-to-date interim period and the most recent annual period was as follows:

	Combined Parent-QVC, Inc. and Subsidiary Guarantors
	June 30, 2026	December 31, 2025
Current assets	$2,241	2,693
Intercompany payable to non-guarantor subsidiaries	(2,137)	(2,274)
Note receivable - related party[1]	—	1,740
Noncurrent assets	1,739	1,784
Current liabilities	597	5,906
Noncurrent liabilities	382	405
Liabilities subject to compromise	5,093	—

(1) As the Plan does not allow for any payments to settle the LIC Note included in the QVC-LINTA Claim, the Company concluded LIC no longer has the ability to repay, and was reclassified to Additional paid-in capital in the condensed consolidated balance sheet as of June 30, 2026. Refer to Item 1, Note 1 “Basis of Presentation” to the accompanying condensed consolidated financial statements for additional discussion.

	Combined Parent-QVC, Inc. and Subsidiary Guarantors
	June 30, 2026	December 31, 2025
Total revenue, net	$2,670	6,481
Total revenue, net less cost of goods sold	1,111	2,684
Income before taxes	(57)	(2,389)
Net loss	(37)	(2,127)
Net loss attributable to QVC, Inc. Stockholder	(56)	(2,168)

Additional Cash Flow Information
During the six months ended June 30, 2026, QVC's primary uses of cash were $80 million of capital and television distribution rights expenditures and $16 million in dividend payments from the Company’s Japanese operations (“QVC-Japan”) to Mitsui & Co. LTD (“Mitsui”). These uses of cash were funded primarily with $56 million of cash provided by operating activities and cash on hand as of December 31, 2025. As of June 30, 2026, QVC's cash, cash equivalents and restricted cash balance was $1,512 million.
The change in cash provided by operating activities for the six months ended June 30, 2026 compared to the previous year was primarily due to changes in working capital and lower net income. Working capital at any specific point in time is subject to many variables, including seasonality, inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

As of June 30, 2026, $393 million of the $1,512 million in cash, cash equivalents and restricted cash was held by foreign subsidiaries. Cash in foreign subsidiaries is available for domestic purposes with no significant tax consequences upon repatriation to the U.S. QVC accrues taxes on the unremitted earnings of its international subsidiaries. Approximately 29% of this foreign cash balance was that of QVC-Japan. QVC owns 60% of QVC-Japan and shares all profits and losses with the 40% minority interest holder, Mitsui. We believe that we currently have appropriate legal structures in place to repatriate foreign cash as tax efficiently as possible and meet the business needs of QVC.
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
The table below summarizes the Company’s debt obligations, related interest rates and fair value of debt at June 30, 2026. As discussed above, the QVC Notes have been classified as Liabilities subject to compromise in the condensed consolidated Balance Sheet, as of June 30, 2026. The table below disregards the impact of the Chapter 11 Cases on our long-term debt and reflects the contractual maturities of the QVC Notes.

(in millions, except percentages)	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Fixed rate debt (1)	$—	44	72	605	—	1,425	2,146	949
Weighted average interest rate on fixed rate debt	—%	4.8%	4.4%	6.9%	—%	6.0%	6.2%	N/A
Variable rate debt	$2,900	—	—	—	—	—	2,900	2,900
Average interest rate on variable rate debt	5.4%	—%	—%	—%	—%	—%	5.4%	N/A
(1) Amounts exclude the issue discounts on the 5.45% Senior Secured Notes due 2034 and 5.95% Senior Secured Notes due 2043.
N/A - Not applicable.
Foreign currency exchange rate risk
QVC is exposed to foreign exchange rate fluctuations related to the monetary assets and liabilities and the financial results of its foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. Dollars at period-end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in other comprehensive income as a separate component of stockholder's equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from operations in foreign countries are translated at the average rate for the period. Accordingly, QVC may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations. QVC's reported Adjusted OIBDA for each of the three and six months ended June 30, 2026, would have been impacted by approximately $1 million for every 1% change in foreign currency exchange rates relative to the U.S. Dollar.
The Credit Agreement historically provided QVC with the ability to borrow in multiple currencies in an effort to mitigate foreign currency exchange rate risks. As of June 30, 2026, no borrowings in foreign currencies were outstanding.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2026. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026.
II-1

Item 6. Exhibits
(a) Exhibits
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1
Second Amended Joint Prepackaged Plan of Reorganization of QVC Group, Inc. and Its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38654) as filed on July 24, 2026).

2.2
Order Confirming the Second Amended Joint Prepackaged Plan of Reorganization of QVC Group, Inc. and Its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38654) as filed on July 24, 2026).

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
II-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
QVC, Inc.

Date: August 4, 2026	By:/s/ DAVID L. RAWLINSON II
David L. Rawlinson II
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2026	By:/s/ BILL WAFFORD
Bill Wafford
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
II-3